Form 10-Q
period 1996-06-30
VALLEY FINANCIAL CORP /VA/
filed 1996-08-12
CIK 921590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                        Commission File Number: 33-77568


                          VALLEY FINANCIAL CORPORATION


         VIRGINIA                                             54-1702380
(State of Incorporation)                                   (I.R.S. Employer
                                                         Identification Number)


                             36 Church Avenue, S.W.
                             Roanoke, Virginia 24011
                    (Address of principal executive offices)

                                 (540) 342-2265
                (Issuer's telephone number, including area code)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No

At August 12, 1996, 964,040 shares of the issuer's common stock, no par value, were outstanding.

Transitional small business disclosure format:  Yes      No  X  .

                          VALLEY FINANCIAL CORPORATION
                                   FORM 10-QSB
                                  June 30, 1996

                                      INDEX


Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           Consolidated Balance Sheets                       3
                           Consolidated Statements of Loss                   4-5
                           Consolidated Statements of Cash Flows             6
                           Notes to Consolidated Financial Statements        7

         Item 2.  Management's Discussion and Analysis or Plan
                    of Operation                                             10


Part II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders        12

         Item 5.  Other Information                                          13

         Item 6.  Exhibits and Reports on Form 8-K                           13


SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          VALLEY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                          June 30       December 31
                                                                                            1996             1995
                                                                                      ----------------  --------------
                Assets
                     Cash and due from banks (note 2)                                     $1,690,101       $1,016,076
                     Money market investments:
                          Federal funds sold                                               1,799,000        2,336,000
                          Interest-bearing deposits                                           10,395           55,039
                               Total money market investments                              1,809,395        2,391,039

                     Securities available for sale (note 3)                                5,597,736        5,282,614
                     Loans:
                          Commercial loans                                                 7,136,147        4,234,885
                          Commercial real estate loans                                     5,909,911        4,346,540
                          Residential real estate loans                                    9,839,896        4,840,781
                          Loans to individuals                                               729,154          401,519
                               Total loans                                                23,615,108       13,823,725
                     Less allowance for loan losses (note 4)                                (235,040)        (137,341)
                          Total net loans                                                 23,380,068       13,686,384

                     Premises and equipment                                                1,445,526        1,451,754
                     Organizational costs                                                    221,458          250,344
                     Other assets                                                            439,799          276,500
                               Total assets                                              $34,584,083      $24,354,711

                Liabilities and Shareholders' Equity
                     Deposits:
                          Non-interest bearing demand deposits                             2,819,390        3,213,830
                          Interest bearing demand deposits                                 6,160,196        3,712,803
                          Savings deposits                                                   210,867          143,511
                          Certificates of deposits > $100,000                              3,326,834        1,670,927
                          Other time deposits                                             14,125,046        7,375,795
                               Total deposits                                             26,642,333       16,116,866

                     Other liabilities                                                       595,927          173,153
                          Total liabilities                                               27,238,260       16,290,019

                     Preferred stock, no par value.  Authorized 10,000,000
                          shares; none issued and outstanding
                     Common stock, no par value. Authorized 10,000,000
                          shares; issued and outstanding 964,040 at June 30, 1996
                          and December 31, 1995 (note 5)                                   9,089,330        9,089,330
                     Accumulated deficit                                                  (1,689,294)      (1,035,064)
                     Unrealized gains (losses) on securities available-for-sale,
                          net of deferred tax expense (benefit)                              (54,213)          10,426
                          Total shareholders' equity                                       7,345,823        8,064,692

                               Total liabilities and shareholders' equity                $34,584,083      $24,354,711


                See accompanying notes to consolidated financial statements

                          VALLEY FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF LOSS
                                   (Unaudited)

                                                                           For the Period      For the Period
                                                                          January 1, 1996      January 1 1995
                                                                              Through              Through
                                                                           June 30, 1996        June 30, 1995
       Interest Income:
            Interest and fees on loans                                         $799,626              $14,703
            Interest on money market investments                                 42,179               37,055
            Interest on securities available for sale                           166,329              266,648
                 Total interest income                                        1,008,134              318,406

       Interest Expense:
            Interest on certificates of deposit  $100,000                       73,996                2,333
            Interest on other deposits                                          372,798               11,366
            Interest on borrowed funds                                              252                    0
                 Total interest expense                                         447,046               13,699

                 Net interest income                                            561,088              304,707

       Provision for loan losses (note 4)                                        97,699               15,917

            Net interest income after provision for loan losses                 463,389              288,790

       Noninterest income:
            Service charges on deposit accounts                                  25,144                  548
            Other fee income                                                     10,143                  250
            Securities gains                                                        887                    0
                 Total noninterest income:                                       36,174                  798

       Noninterest Expense:
            Compensation expense                                                736,654              320,059
            Occupancy and equipment expense, net                                131,952               42,429
            Data processing expense                                              36,490                4,310
            Marketing and advertising expense                                    57,487               63,371
            Office supply expense                                                14,273               35,678
            Other expense                                                       147,839               60,447
            Amortization of organizational expense                               29,098                9,629
                 Total noninterest expense                                    1,153,793              535,923

       Net loss                                                               ($654,230)           ($246,335)

       Net loss per share (note 6)                                               ($0.68)              ($0.30)



       See accompanying notes to consolidated financial statements

                          VALLEY FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF LOSS
                                   (Unaudited)


                                                                                 For the Period       For the Period
                                                                                 April 1, 1996        April 1, 1995
                                                                                    Through              Through
                                                                                 June 30, 1996        June 30, 1995
         Interest Income:
                        Interest and fees on loans                                  $472,550              $14,703
                        Interest on money market investments                          16,615               37,055
                        Interest on securities available for sale                     92,930               84,972
                                        Total interest income                        582,095              136,730

         Interest Expense:
                        Interest on certificates of deposit > $100,000                43,445                2,333
                        Interest on other deposits                                   217,638               11,366
                        Interest on borrowed funds                                       252                    0
                                        Total interest expense                       261,335               13,699

                                        Net interest income                          320,760              123,031

         Provision for loan losses (note 4)                                           43,674               15,917

                        Net interest income after provision for loan losses          277,086              107,114

         Noninterest income:
                        Service charges on deposit accounts                           14,485                  548
                        Other fee income                                               9,296                  250
                        Securities gains                                                  12                    0
                                        Total noninterest income:                     23,793                  798

         Noninterest Expense:
                        Compensation expense                                         532,010              209,928
                        Occupancy and equipment expense, net                          68,284               34,208
                        Data processing expense                                       18,208                4,310
                        Marketing and advertising expense                             30,685               63,371
                        Office supply expense                                          6,956               35,678
                        Other expense                                                 72,408               28,450
                        Amortization of organizational expense                        14,654                9,629
                                        Total noninterest expense                    743,205              385,574

         Net loss                                                                  ($442,326)           ($277,662)

         Net income loss per share (note 6)                                           ($0.46)              ($0.34)


         See accompanying notes to consolidated financial statements

                          VALLEY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                   For the Period        For the Period
                                                                                   January 1, 1996      January 1, 1995
                                                                                       Through              Through
                                                                                    June 30, 1996        June 30, 1995
Cash Flows From Operating Activities:
       Net income (loss)                                                              ($654,230)            ($246,335)
       Adjustments to reconcile net loss to net cash
            used in operating activities:
            Provision for loan losses                                                   97,699                15,917
            Depreciation and amortization of bank premises and equipment                71,015                11,922
            Amortization of organizational expenses                                     28,886                 9,629
            Amortization/accretion of premiums/discounts, net                           12,349               (15,814)
            Gain on sale of securities                                                    (887)                    0
            Increase in other assets                                                  (135,371)             (109,603)
            Increase (decrease) in other liabilities                                   428,145               (31,978)

Net cash used in operating activities                                                 (152,394)             (366,262)


Cash Flows From Investing Activities
            Net decrease in money market investments                                   581,644            (5,465,840)
            Purchases of premises and equipment                                        (64,787)           (1,041,252)
            Purchases of securities available-for-sale                              (1,975,835)          (34,508,988)
            Proceeds from sales, calls and maturities of securities
                 available-for-sale                                                  1,551,313            31,790,000
            Net increase in loans                                                   (9,791,383)           (2,277,610)
            Organizational costs                                                             0                (9,518)

Net cash used in investing activities                                               (9,699,048)          (11,513,208)

Cash Flows From Financing Activities
            Iincrease in time deposits greater than $100,000                         1,655,907               400,927
            Increase in other time deposits                                          6,749,251             2,177,420
            Net increase in other deposits                                           2,120,309             2,546,725
            Increase (decrease) in advances from related parties                             0              (817,000)
            Proceeds from common stock issued                                                0             8,154,520
            Redemption of common stock                                                       0                   (14)
            Common stock issuance costs                                                      0              (243,414)

Net cash provided by financing activities                                           10,525,467            12,219,164
Net Increase (Decrease) in Cash and Due From Banks                                     674,025               339,694

Cash and Due From Banks at Beginning of Period                                       1,016,076                26,970

Cash and Due From Banks at End of Period                                            $1,690,101              $366,664

See accompanying notes to consolidated financial statements

                          VALLEY FINANCIAL CORPORATION

                   Notes to Consolidated Financial Statements
                                  June 30, 1996
                                   (Unaudited)


Organization and Summary of Significant Accounting Policies

         (1)      General

                  Valley Financial Corporation (the "Company"), a development stage enterprise through May 15, 1995, was incorporated under the laws of the Commonwealth of Virginia on March 15, 1994, primarily to serve as a holding company for Valley Bank, N.A. (the "Bank"), upon formation of the Bank. Prior to the formation of the Company, the Company's organizers (the "Organizers") formed a limited liability company (the "Organizational L.C.") to organize the Company and the Bank and to provide for financing of organizational and other costs. The consolidated financial statements reflect the operations of the Company and the Organizational L.C. since the date of formation of the Organizational L.C. on January 6, 1994. During 1995, all necessary applications and approvals were completed with appropriate regulatory authorities to allow the formation and opening of the Bank. The Bank's main office opened for business on May 15, 1995 and a branch office was opened September 11, 1995. Accordingly, the Company is no longer considered to be in the development stage. The Company's fiscal year end is December 31.

                  The consolidated financial statements of the Company conform to generally accepted accounting principles and to general banking industry practices. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the financial statements herein have been included. The financial statements herein should be read in conjunction with the Company's 1995 Annual Report on Form 10-KSB.

         (2)      Cash and Cash Equivalents

                  For   purposes  of  reporting   cash  flows,   cash  and  cash
                  equivalents include cash and due from banks.

         (3)      Securities

                  The carrying values and approximate market values of investment securities at June 30, 1996, are shown in the table below. As of June 30, 1996, investments with an amortized cost of $200,000 were pledged as collateral for public deposits.


                                                    Amortized      Unrealized      Unrealized       Approximate
  Securities held to maturity:                        Costs          Gains           Losses         Fair Values
- - ------------------------------------------        --------------- -------------   ------------- -----------------
   U.S. Treasury                                         0               0               0                 0
   U.S. Government agencies                              0               0               0                 0
        Total securities held to maturity                0               0               0                 0
   Securities available for sale:
- - --------------------------------------------
   U.S. Treasury                                  $1,906,082             0         ($3,953)         $1,902,129
   U.S. Government agencies                       $2,746,763             0        ($67,104)         $2,679,659
   States and political subdivisions                $566,032             0        ($11,084)           $554,948

   Equity securities                                $461,000             0               0            $461,000
        Total securities available for sale       $5,679,877             0        ($82,141)         $5,597,736
- - --------------------------------------------      --------------- --------------  --------------- -----------------
   Total securities                               $5,679,877             0        ($82,141)         $5,597,736
- - --------------------------------------------      --------------- --------------  --------------- -----------------


         (4)      Allowance for Loan Losses

                  Changes in the allowance for loan losses are as follows:


Balance at January 1, 1996                                $137,341
Provision for loan losses                                   97,699
Recoveries                                                       0
Charged off loans                                                0
Balance at June 30, 1996                                  $235,040

         (5)      Common Stock Offering

                  The Company commenced a public offering of its Common Stock in July 1994, which offering terminated on July 14, 1995. The offering sold 964,040 shares of Common Stock at $10 per share, representing total gross proceeds to the Company of $9,640,400, reduced by $551,070 of direct stock issuance costs associated with the offering, resulting in net proceeds of $9,089,330.

         (6)      Net Loss Per Share

                  Net loss per share is based upon the weighted average number of common shares outstanding during the period.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         General. The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. Prior to the formation of the Company, the Organizers formed the Organizational L.C. to organize the Company and the Bank, and to provide for financing of organizational and other costs. Any financial information for the period ended June 30, 1995, contained herein, reflects the operations of the Company and the Organizational L.C. for a portion of the development period since the date of formation of the Organizational L.C. on January 6, 1994.

         The Organizers received final approval of their application to charter the Bank from the OCC on May 15, 1995, and final approval of their application for deposit insurance from the FDIC on May 15, 1995. The Bank opened for business on May 15, 1995, at its main office in the City of Roanoke, and opened its branch office on September 11, 1995, in the County of Roanoke. In July 1995, the Company completed its initial public offering of 964,040 shares of its common stock, no par value, at a price of $10.00 per share. The Offering resulted in gross proceeds to the Company of $9,640,400, reduced by $551,070 of direct stock issuance costs associated with the Offering, for net proceeds of $9,089,330. Of the net proceeds of the Offering, $7,900,000 has been invested in the Bank as equity capital and the remainder retained at the parent company for working capital needs and future financial flexibility.

         Total assets at June 30, 1996 were $34,584,083,  up from $24,354,711 at
December 31, 1995, reflecting growth in the Bank's deposits and earning assets. The principal components of the Company's assets at the end of the period were $1,690,101 in cash and due from banks, $1,809,395 in money market investments, $5,597,736 in securities available-for-sale, $23,615,108 in loans and $1,445,526 in premises and equipment. Total liabilities at June 30, 1996 were $27,238,260, up from $16,290,019 at December 31, 1995, with the increase almost entirely represented by $10,525,467 growth in deposits. Total shareholders' equity at June 30, 1996 was $7,345,823, consisting of $9,089,330 in net proceeds from the Company's initial public offering, reduced by the accumulated deficit of $1,689,294 and $54,213 of unrealized losses on securities available-for-sale, net of the related deferred tax benefit. At December 31, 1995, total shareholder's equity was $8,064,692.

         The Company had a net loss of $654,230 for the six months ended June 30, 1996, compared with a net loss of $246,335 for the comparable period in 1995. The loss results from higher noninterest expenses in virtually all categories as the Bank in 1996 maintained properties, staffed two offices and sustained a provision for an Allowance for Loan and Lease Losses. For the six months ended June 30, 1995, these expenses were either nonexistent or at much-reduced levels as the Bank did not open for business until May 15, 1995. Also, the Company enjoyed interest income of $181,676 in the period ended June 30, 1995, a significant portion of which represented interest on escrowed stock subscription funds which the Company could not record as income until the conditions to the breaking of escrow on the stock subscription proceeds were satisfied and the Company took possession of those funds on January 27, 1995. Included in compensation expense for the first six months and the second quarter of 1996 is the present value of future severance payments the Company is obligated to make to Guy W. Byrd, Jr., who resigned as President and Chief Executive Officer of the Company and the Bank on June 20, 1996.

         As previously mentioned, the Bank opened for business on May 15, 1995. Accordingly, comparison of operations for the first six months of 1996 with the first six months of 1995, which included a significant preopening period, is not considered meaningful. The following discussion is intended to focus on the results for 1996 as well as discussing future factors of significance to the Company.

         Net interest income was $561,088 for the six months ended June 30, 1996 and is attributable to interest income from securities, loans and money market investments exceeding the cost associated with interest paid on deposits. The Company benefitted from the investment income derived from these sources while interest expense increased at a slower rate as deposits were taken by the Bank.

         A provision for loan losses of $97,699 was provided in recognition of management's estimate of risks inherent with lending activities. The allowance for loan losses was $235,040 as of June 30, 1996 and represents approximately 1% of total loans outstanding. The Bank did not have any nonperforming assets as of June 30, 1996; nor did it have any loans past due more than thirty days. Due to the Bank's limited operating history, management's estimates on which the loan loss provision is premised are based primarily on industry practices, peer group comparisons, knowledge of the individual credits within the loan portfolio and consideration of local economic factors. Although these factors are subjective, management believes the allowance is adequate as of June 30, 1996 and will periodically evaluate the reasonableness of future provisions considering the specific nature of the portfolio, historical operating trends as available and other economic and industry factors.

         Noninterest income consists of service charges and fees on accounts and other miscellaneous income. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion. Noninterest expense of $1,153,793 is the most significant factor contributing to the net loss of $654,230 for the six months ended June 30, 1996. As previously mentioned, and with the exception of severance expense associated with the resignation of the former President of the Company, increases in virtually all categories are attributable to the opening of the Bank and include hiring staff, acquiring and maintaining properties and equipment and other normal expenses associated with the operations of the Company. While expenses are expected to increase in future years, it is anticipated that there will be a correlation to business growth and expansion as opposed to the significant outlays involved with the opening of a new business.

         The Company's financial position at June 30, 1996 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well in excess of required regulatory minimums for a well-capitalized institution. The proceeds from the initial public stock offering have been invested in securities, loans, premises and equipment and used to fund expenses associated with the operations of the Company. All investment securities at June 30, 1996 were classified as available for sale. This classification in management's opinion is appropriate as it affords maximum flexibility in managing liquidity and funding the Bank's future business growth, although changes in interest rates result in unrealized gains or losses on available-for-sale securities being reflected directly as a component of shareholders' equity.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its 1996 Annual Meeting of Shareholders on April 24, 1996, at which meeting five Class B directors were re-elected to new three year terms. The following table indicates the total votes in favor of, and withheld from voting on, the re-election of each Class B director, and provides certain information with respect to those directors whose term of office continued past the 1996 Annual Meeting of Shareholders:

DIRECTOR NAME                                TERM OF               AFFIRMATIVE               VOTES
                                              OFFICE                  VOTES                WITHHELD
Class B Directors
Abney S. Boxley, III                       1996 - 1999               735,721                  100
W. Jackson Burrows                         1996 - 1999               735,721                  100
William D. Elliot                          1996 - 1999               735,521                  300
Barbara B. Lemon                           1996 - 1999               735,721                  100
Ward W. Stevens, M.D.                      1996 - 1999               735,721                  100

Directors Continuing in Office After 1996 Annual Meeting
Class C Directors
Guy W. Byrd, Jr.                           1994 - 1997
         (resigned 6/20/96)
Lawrence H. Hamlar                         1994 - 1997
A. Wayne Lewis                             1994 - 1997
George W. Logan                            1994 - 1997
Maury L. Strauss                           1994 - 1997

Class A Directors
Eddie F. Hearp                             1995 - 1998
Anna L. Lawson                             1995 - 1998
John W. Starr, M.D.                        1995 - 1998
Michael E. Warner                          1995 - 1998

Subsequent to the 1996 Annual Meeting of Shareholders, Guy W. Byrd, Jr. resigned as a Class C director and was replaced in office by Ellis L. Gutshall.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) The Company filed the following exhibits for the quarter ended June 30, 1996:

         10.11. Severance Agreement dated June 20, 1996 between the Company and Guy W. Byrd, Jr.

         27.      Financial Data Schedule

(b) The Company filed two reports on Form 8-K relating to the quarter ended June 30, 1996. The first, dated June 20, 1996, reported the resignation of Guy W. Byrd, Jr. as President, Chief Executive Officer and a director of the Company and the Bank. It also reported the naming of Ellis L. Gutshall as President, Chief Executive Officer and a director of the Company and the Bank, and of A. Wayne Lewis as Executive Vice President of the Company and the Bank. The second report on Form 8-K, dated July 19, 1996, reported the details of the Company's severance obligation to Guy W, Byrd, Jr. pursuant to his employment agreement with the Company.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        VALLEY FINANCIAL CORPORATION



August 13, 1996                         /S/ Ellis L. Gutshall
Date                                    Ellis L. Gutshall, President
                                        and Chief Executive Officer



August 13, 1996                         /S/ A. Wayne Lewis
Date                                    A. Wayne Lewis, Executive Vice President
                                        and Chief Financial Officer