Form 10QSB
period 1996-09-30
VALLEY FINANCIAL CORP /VA/
filed 1996-11-08
CIK 921590

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 1996

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

At November 12, 1996, 964,040 shares of the issuer's common stock, no par value, were outstanding.

Transitional small business disclosure format:  Yes      No  X  .

                     VALLEY FINANCIAL CORPORATION
                             FORM 10-QSB
                         September 30, 1996

                               INDEX


Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                 Consolidated Balance Sheets                            3
                 Consolidated Statements of Loss                      4-5
                 Consolidated Statements of Cash Flows                  6
                 Notes to Consolidated Financial Statements             7

         Item 2. Management's Discussion and Analysis or Plan
                 of Operation                                          10


Part II. OTHER INFORMATION

         Item 5.  Other Information                                    12

         Item 6.  Exhibits and Reports on Form 8-K                     12

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   VALLEY FINANCIAL CORPORATION
                    CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                  September 30          December 31
                                    1996                   1995
                             -----------------        -----------------
 Assets
  Cash and due from banks (note 2)   $1,689,241        $1,016,076
  Money market investments:
    Federal funds sold                   70,000         2,336,000
    Interest-bearing deposits           175,030            55,039
         Total money market
          investments                   245,030         2,391,039

  Securities available for
   sale (note 3)                     12,085,156         5,282,614
  Loans:
     Commercial loans                 8,276,143         4,234,885
     Commercial real estate loans     7,368,835         4,346,540
     Residential real estate loans   11,927,195         4,840,781
     Loans to individuals               818,508           401,519
        Total loans                  28,390,681        13,823,725
  Less allowance for loan losses
  (note 4)                             (278,444)         (137,341)
        Total net loans              28,112,237        13,686,384

  Premises and equipment              1,410,623         1,451,754
  Organizational costs                  207,015           250,344
  Other assets                          534,603           276,500
        Total assets                $44,283,905       $24,354,711

 Liabilities and Shareholders' Equity
  Deposits:
      Non-interest bearing demand
      deposits                        3,441,467        3,213,830
      Interest bearing demand
      deposits                        7,637,159        3,712,803
      Savings deposits                  220,934          143,511
      Certificates of deposits
      > $100,000                      3,623,026        1,670,927
      Other time deposits            21,383,759        7,375,795
        Total deposits               36,306,345       16,116,866

   Other liabilities                    693,502          173,153
        Total liabilities            36,999,847       16,290,019

   Preferred stock, no par value.
     Authorized 10,000,000 shares;
     none issued and outstanding
     Common stock, no par value.
     Authorized 10,000,000
     shares; issued and outstanding
     964,040 at June 30, 1996 and
     December 31, 1995
     (note 5)                         9,089,330        9,089,330
     Accumulated deficit             (1,752,723)      (1,035,064)
     Unrealized gains (losses)
        on securities available-for-sale,
        net of deferred
        tax expense (benefit)           (52,549)          10,426

     Total shareholders' equity       7,284,058        8,064,692

     Total liabilities
     and shareholders' equity       $44,283,905      $24,354,711

See accompanying notes to consolidated financial statements

                       VALLEY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF LOSS
                                (Unaudited)

                                  For the Period         For the Period
                                  January 1, 1996       January 1, 1995
                                     Through                 Through
                                September 30, 1996     September 30, 1995

 Interest Income:
   Interest and fees on loans         $1,360,869               $138,300
   Interest on money market
    investments                           72,668                 73,441
   Interest on securities
    available for sale                   309,241                340,807
        Total interest income          1,742,778                552,548

 Interest Expense:
   Interest on certificates of
    deposit > $100,000                   122,605                 10,807
   Interest on other deposits            691,998                 62,941
   Interest on borrowed funds                255                      0
        Total interest expense           814,858                 73,748

        Net interest income              927,920                478,800

 Provision for loan losses (note 4)      141,103                 80,161

   Net interest income after
    provision for loan losses            786,817                398,639

 Noninterest income:
   Service charges on deposit accounts    38,730                  3,272
   Other fee income                       18,276                    871
   Securities gains                          887                      0
        Total noninterest income:         57,893                  4,143

 Noninterest Expense:
   Compensation expense                  927,705                311,106
   Occupancy and equipment expense, net  200,596                 76,333
   Data processing expense                55,313                 22,749
   Marketing and advertising expense      67,676                 64,487
   Office supply expense                  23,985                 46,326
   Other expense                         243,765                340,556
   Amortization of organizational
    expense                               43,329                 24,071
        Total noninterest expense      1,562,369                885,628

 Net loss                              ($717,659)             ($482,846)

 Net loss per share (note 6)              ($0.74)                ($0.62)


 See accompanying notes to consolidated financial statements

                     VALLEY FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF LOSS
                             (Unaudited)

                               For the Period       For the Period
                                July 1, 1996         July 1, 1995
                                   Through              Through
                             September 30, 1996   September 30, 1995
 Interest Income:
   Interest and fees on loans        $561,243             $123,597
   Interest on money market
    investments                        30,489               36,386
   Interest on securities
    available for sale                142,912               74,159
        Total interest income         734,644              234,142

 Interest Expense:
   Interest on certificates of
    deposit > $100,000                 48,609                8,474
   Interest on other deposits         319,200               51,575
   Interest on borrowed funds               3                    0
        Total interest expense        367,812               60,049

        Net interest income           366,832              174,093

 Provision for loan losses (note 4)    43,404               64,244

   Net interest income after
    provision for loan losses         323,428              109,849

 Noninterest income:
   Service charges on deposit
    accounts                           13,586                2,724
   Other fee income                     8,133                  621
   Securities gains                         0                    0
        Total noninterest income:      21,719                3,345

 Noninterest Expense:
   Compensation expense               191,051              195,123
   Occupancy and equipment expense,
    net                                68,644               49,100
   Data processing expense             18,823               18,439
   Marketing and advertising expense   10,189               12,394
   Office supply expense                9,712               17,006
   Other expense                       95,820               43,201
   Amortization of organizational
    expense                            14,337               14,442
        Total noninterest expense     408,576              349,705

 Net loss                            ($63,429)           ($236,511)

 Net income loss per share (note 6)    ($0.07)              ($0.25)


 See accompanying notes to consolidated financial statements

                      VALLEY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                  For the Period        For the Period
                                  January 1, 1996       January 1, 1995
                                      Through              Through
                                September 30, 1996    September 30, 1995
 Cash Flows From Operating
  Activities:
   Net income (loss)                    ($717,659)          ($482,846)
   Adjustments to reconcile
    net loss to net cash
    used in operating activities:
      Provision for loan losses           141,103              80,161
      Depreciation and
       amortization of bank
       premises and equipment             107,816              35,401
      Amortization of organizational
       expenses                            43,329              24,071
      Amortization/accretion of
       premiums/discounts, net             15,141             (15,814)
      Gain on sale of securities             (887)                  0
      Increase in other assets           (231,032)           (244,591)
      Increase (decrease) in other
       liabilities                        525,720               5,577

 Net cash used in operating
  activities                             (116,469)           (598,041)

 Cash Flows From Investing Activities:
   Net decrease in money market
    investments                         2,146,009          (1,899,866)
   Purchases of premises and equipment    (66,685)         (1,393,918)
   Purchases of securities available-
    for-sale                           (9,023,526)        (36,969,519)
   Proceeds from sales, calls and
    maturities of securities
    available-for-sale                  2,111,313          32,524,716
   Net increase in loans              (14,566,956)         (8,095,537)
   Organizational costs                         0              (9,518)

 Net cash used in investing
  activities                          (19,399,845)        (15,843,642)

 Cash Flows From Financing
  Activities
   Increase in time deposits greater
    than $100,000                       1,952,099             900,927
   Increase in other time deposits     14,007,964           4,036,211
   Net increase in other deposits       4,229,416           3,533,158
   Increase (decrease) in advances
    from related parties                        0            (817,000)
   Proceeds from common stock issued            0           9,640,400
   Redemption of common stock                   0                 (14)
   Common stock issuance costs                  0            (330,245)

 Net cash provided by financing
  activities                           20,189,479          16,963,437

 Net Increase (Decrease) in Cash and
  Due From Banks                          673,165             521,754

 Cash and Due From Banks at Beginning
  of Period                             1,016,076              26,970

 Cash and Due From Banks at End of
  Period                               $1,689,241            $548,724


 See accompanying notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                     VALLEY FINANCIAL CORPORATION

              Notes to Consolidated Financial Statements
                           September 30, 1996
                              (Unaudited)


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

   (3)  Securities

        The carrying values and approximate market values of investment securities at September 30, 1996, are shown in the table below. As of September 30, 1996, investments with an amortized cost of $200,000 were pledged as collateral for public deposits.



                      Amortized  Unrealized  Unrealized    Approximate
Securities held         Costs      Gains       Losses      Fair Values
to maturity:          ----------  ----------  ----------  -------------
----------------
  U.S. Treasury             0           0           0            0
  U.S. Government agencies  0           0           0            0
    Total securities
    held to maturity        0           0           0            0

Securities available for sale:
------------------------------
   U.S. Treasury       $1,352,885      $64       ($1,876)    $1,351,073
   U.S. Government
      agencies         $8,895,925   $9,135      ($55,592)     8,849,468
   States and political
      subdivisions       $648,833       $0      ($10,176)      $638,657
   Corporate debt
      securities         $806,133       $0       ($2,777)      $803,356

   Equity securities     $461,000       $0          $0         $461,000

   Total securities
   available
   for sale           $12,164,776   $9,199      ($70,421)   $12,103,554
-------------------   ------------ ----------  ------------ --------------
   Total securities   $12,164,776   $9,199      ($70,421)   $12,085,156
-------------------   ------------ ----------  ------------ --------------

   (4)  Allowance for Loan Losses

        Changes in the allowance for loan losses are as follows:

 Balance at January 1, 1996               $137,341
 Provision for loan losses                 141,103
 Recoveries                                      0
 Charged off loans                               0
 Balance at September 30, 1996            $278,444

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

   General. The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. Prior to the formation of the Company, the Organizers formed the Organizational L.C. to organize the Company and the Bank, and to provide for financing of organizational and other costs. Any financial information for the period ended September 30, 1995, contained herein, reflects the operations of the Company and the Organizational L.C. for a portion of the development period since the date of formation of the Organizational L.C. on January 6, 1994.

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

   Total assets at September 30, 1996 were $44,283,905, up 81.8% from $24,354,711 at December 31, 1995, reflecting growth in the Bank's deposits and earning assets. The principal components of the Company's assets at the end of the period were $1,689,241 in cash and due from banks, $245,030 in money market investments, $12,085,156 in securities available-for-sale, $28,390,681 in loans and $1,410,623 in premises and equipment. During the nine month period, loans increased 105.4% or $14,566,956 and investment securities grew by 128.8% or $6,802,542.

   Total liabilities at September 30, 1996 were $36,999,847, up from $16,290,019 at December 31, 1995, with the increase almost entirely represented by $20,189,479 or 125.3% growth in deposits. Non-interest bearing demand deposits increased $227,637 or 7.1%, and represented 9.5% of total deposits compared with 19.9% nine months earlier.

   Total shareholders' equity at September 30, 1996 was $7,284,058, consisting of $9,089,330 in net proceeds from the Company's initial public offering, reduced by the accumulated deficit of $1,752,723 and $52,549 of unrealized losses on securities available-for-sale, net of the related deferred tax benefit. At December 31, 1995, total shareholder's equity was $8,064,692.

   The Company had a net loss of $717,659 for the nine months ended September 30, 1996, compared with a net loss of $482,846 for the comparable period in 1995. The loss results from higher noninterest expenses in virtually all categories as the Bank in 1996 maintained properties, staffed two offices and sustained a provision for an Allowance for Loan and Lease Losses. For the nine months ended September 30, 1995, these expenses were either nonexistent or at much-reduced levels as the Bank did not open for business until May 15, 1995. Also, the Company enjoyed interest income of $552,548 in the period ended September 30, 1995, a significant portion of which represented interest on escrowed stock subscription funds which the Company could not record as income until the conditions to the breaking of escrow on the stock subscription proceeds were satisfied and the Company took possession of those funds on January 27, 1995. Included in compensation expense for the first nine months of 1996 is the present value of future severance payments the Company is obligated to make to Guy W. Byrd, Jr., who resigned as President and Chief Executive Officer of the Company and the Bank on June 20, 1996.

   As previously mentioned, the Bank opened for business on May 15, 1995. Accordingly, comparison of operations for the first nine months of 1996 with the first nine months of 1995, which included a significant preopening period, is not considered meaningful. The following discussion is intended to focus on the results for 1996 as well as discussing future factors of significance to the Company.

   Net interest income was $927,920 for the nine months ended September 30, 1996 and is attributable to interest income from securities, loans and money market investments exceeding the cost associated with interest paid on deposits. The Company benefitted from the investment income derived from these sources while interest expense increased at a slower rate as deposits were taken by the Bank.

   A provision for loan losses of $141,103 was provided in recognition of management's estimate of risks inherent with lending activities.
The allowance for loan losses was $278,444 as of September 30, 1996 and represents approximately .98% of total loans outstanding. The Bank did not have any nonperforming assets as of September 30, 1996; nor did it have any loans past due more than thirty days. Due to the Bank's limited operating history, management's estimates on which the loan loss provision is premised are based primarily on industry practices, peer group comparisons, knowledge of the individual credits within the loan portfolio and consideration of local economic factors. Although these factors are subjective, management believes the allowance is adequate as of September 30, 1996 and will periodically evaluate the reasonableness of future provisions considering the specific nature of the portfolio, historical operating trends as available and other economic and industry factors.

   Noninterest income consists of service charges and fees on accounts and other miscellaneous income. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion. Noninterest expense of $1,562,369 is a significant factor contributing to the net loss of $717,659 for the nine months ended September 30, 1996.
As previously mentioned, and with the exception of severance expense associated with the resignation of the former President of the Company, increases in virtually all categories are attributable to the opening of the Bank and include hiring staff, acquiring and maintaining properties and equipment and other normal expenses associated with the operations of the Company. While expenses are expected to increase in future years, it is anticipated that there will be a correlation to business growth and expansion as opposed to the significant outlays involved with the opening of a new business. Consistent with this expectation, noninterest expenses for the third quarter of 1996 increased approximately 17% over the level recorded in the third quarter of 1995, while deposits and earning assets increased on a quarter-to-quarter basis at much higher rates.

   The Company's financial position at September 30, 1996 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well in excess of required regulatory minimums for a well-capitalized institution. The proceeds from the initial public stock offering have been invested in securities, loans, premises and equipment and used to fund expenses associated with the operations of the Company. All investment securities at September 30, 1996 were classified as available for sale. This classification in management's opinion is appropriate as it affords maximum flexibility in managing liquidity and funding the Bank's future business growth, although changes in interest rates result in unrealized gains or losses on available-for-sale securities being reflected directly as a component of shareholders' equity.

                      PART II.  OTHER INFORMATION

Item 5.  Other Information.

   On October 25, 1996, Valley Bank announced its intent to file an application with the Office of the Comptroller of the Currency for permission to establish its third domestic office (the South Roanoke Office) at 2203 Crystal Spring Avenue, SW, in the City of Roanoke, VA. The Bank does not anticipate any regulatory objection to its plans to establish the South Roanoke Office, but there can be no assurance that such will be the case.

   The site of the South Roanoke Office currently houses a branch office of NationsBank, N.A. and is located in one of the most affluent neighborhoods in Roanoke. The site consists of only approximately 914 square feet and can be occupied and operated by the Bank at relatively modest cost. NationsBank has announced its intent to close the branch in December, 1996, and Valley Bank plans to reopen the facility under its name in January, 1997.

Item 6.  Exhibits and Reports on Form 8-K.

   (a) The Company filed the following exhibits for the quarter ended September 30, 1996:

        27.  Financial Data Schedule

   (b) The Company filed one report on Form 8-K during the quarter ended September 30, 1996. The report, dated July 19, 1996, provided the details of the Company's severance obligation to Guy W. Byrd, Jr., its former President and Chief Executive Officer, pursuant to his employment agreement with the Company.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  VALLEY FINANCIAL CORPORATION


November 7, 1996                  /S/ Ellis L. Gutshall
Date                              Ellis L. Gutshall, President
                                  and Chief Executive Officer


November 7, 1996                  /S/ A. Wayne Lewis
Date                              A. Wayne Lewis, Executive Vice
                                  President and Chief Financial Officer