Form 10KSB
period 1996-12-31
VALLEY FINANCIAL CORP /VA/
filed 1997-03-27
CIK 921590

UNITED STATES
       	SECURITIES AND EXCHANGE COMMISSION
               	Washington, D.C. 20549

                     	FORM 10-KSB

       	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d)
        	OF THE SECURITIES EXCHANGE ACT OF 1934

        	For the fiscal year ended December 31, 1996

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

 	Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:
                                           Common Stock, No Par Value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes X   No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $2,703,724.

The aggregate market value of the voting stock held by non-affiliates of the Company (554,959 shares based on the $10.25 per share last trade price quoted by the OTC Bulletin Board on March 17, 1997, was $5,688,330. At March 17, 1997, 964,040 shares of the registrant's common stock were issued and outstanding.

           Documents incorporated by reference:

The issuer's Proxy Statement dated March 11, 1997 is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11 and 12.

Transitional Small Business Disclosure Format (check one):  Yes    No X

             	VALLEY FINANCIAL CORPORATION
                    	FORM 10-KSB
                  	December 31, 1996

                        INDEX

S>

PART I.

          Item 1.	     Description of Business.					 3
          Item 2.	     Description of Property. 			  12
          Item 3.	     Legal Proceedings.	           13
          Item 4.      Submission of Matters to a
                        Vote of Security Holders.    13

PART II.
          Item 5.      Market for Common Equity
                        and Related	Stockholder
                        Matters.          						     13
          Item 6.      Management's Discussion
                        and Analysis or Plan
                        of Operation.                14
          Item 7.      Financial Statements.				 	   16
          Item 8.      Changes in and Disagreements
                        With Accountants on
                        Accounting and Financial
                        Disclosure.				              45

PART III.
          Item 9.      Directors, Executive Officers,
                        Promoters and Control
                        Persons; Compliance with
                        Section 16(a) of the
                        Exchange Act.                45
          Item 10.      Executive Compensation.	     45
          Item 11.	     Security Ownership of Certain
                         Beneficial Owners and
                         Management.							          45
          Item 12.      Certain Relationships and
                         Related Transactions.       45
          Item 13.	     Exhibits and Reports on
                         Form 8-K.                   46

SIGNATURES                                										 48

EXHIBIT INDEX                             										 50




                            PART I.

Item 1. Description of Business.

     Valley Financial Corporation (the "Company") was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of Valley Bank, N.A.
(the "Bank"). Prior to the formation of the Company, the Company's founding shareholders (the "Organizers") formed a limited liability company (the "Organizational L.C.") to organize the Company and the Bank and to provide for financing of organizational and other costs.
The Company dissolved the Organizational L.C. during 1996.

     The Bank opened for business on May 15, 1995, at its main office in the City of Roanoke, and opened its first branch office on September 11, 1995, in the County of Roanoke. The Bank's second branch office opened January 15, 1997, in the City of Roanoke.

     The Bank is a national banking association organized under the laws of the United States, and engages in the business of commercial banking. Its deposits are insured by the FDIC and it is a member of the Federal Reserve System. The Company presently engages in no business other than owning and managing the Bank.

Location and Service Area

     The Bank's primary service area consists of the cities of Roanoke and Salem and Roanoke County, Virginia (collectively, the
"Roanoke Service Area"), where it conducts a general commercial banking business while emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals. The Bank operates from its main office at 36 Church Avenue, SW in the City of Roanoke, and its branch offices at 4467 Starkey Road, SW in the County of Roanoke and at 2203 Crystal Spring Avenue, SW in the City of Roanoke.

     The Roanoke Service Area, which covers approximately 319 square miles, is the regional center for southwest Virginia, and is located approximately 165 miles west of Richmond, Virginia, 178 miles northwest of Charlotte, North Carolina, 178 miles east of Charleston, West Virginia and 222 miles southwest of Washington, D.C. Hollins
College and Roanoke College, with student enrollments of approximately
1,100 and 1,700, respectively, are located in the Roanoke Service Area.
Virginia Polytechnic Institute & State University, with a student body of 22,500, is approximately a 45-minute drive away.

     The population in the Roanoke Service Area was 199,925 in 1990 and included over 80,000 households. Although the Roanoke Service
Area's growth generally has been slower than that in the Commonwealth overall and in other key Virginia markets in particular, the Roanoke
Service Area has kept pace in such measures of economic health as growth in housing values (6.5% in 1980-1990) and taxable sales (3.6% in 1988-1990).
The Roanoke metropolitan area (which includes the counties of Bedford,



Botetourt and Franklin in addition to the Roanoke Service Area) enjoyed an unemployment rate of 2.5% in December, 1996, the lowest in Virginia among major metropolitan areas.

     With over 6,000 businesses in 1990, the Roanoke Service Area ranked fourth in the Commonwealth in terms of the number of businesses and had a total market payroll of approximately $2.2 billion. The business community in the Roanoke Service Area is well diversified by industry group. The principal components of the economy are retail trade, services, transportation, manufacturing and finance, insurance and real estate. The Roanoke Service Area's position as a regional center creates a strong medical, legal and business professional community. Carilion Health System and Lewis-Gale Hospital are among
Roanoke's largest employers.  Other large employers include Norfolk
Southern Corporation, General Electric Co., First Union Corporation,
The Kroger Co. and Allstate Insurance.

Banking Services

     The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered in the area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules). The Bank solicits accounts from individuals, businesses, associations and organizations and governmental authorities.

     The Bank additionally offers a full range of short to medium term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. The Bank also originates and holds fixed and variable rate mortgage loans and real estate construction and acquisition loans.

     The Bank's lending activities are subject to a variety of lending limits imposed by federal laws and regulations. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general the Bank is subject to a loan-to-one borrower limit of an amount equal to (i) 15% of the Bank's unimpaired capital and surplus in the case of loans which are not fully secured by readily marketable collateral, or (ii) 25% of the unimpaired capital and surplus if the excess over 15% is fully secured by readily marketable collateral.
The Bank may not make any extensions of credit to any director, executive officer, or principal shareholder of the Bank, or to any related interest of such person, unless the extension of credit is approved by the Board of Directors of the Bank and is made on terms not more favorable to such person than would be available to an unaffiliated party.



     Other Bank services include safe deposit boxes, certain cash management services, travelers checks, direct deposit of payroll and social security checks and automatic drafts for various accounts.
The Bank is associated with the Most, Cirrus and The Exchange shared networks of automated teller machines that may be used by Bank customers throughout Virginia and other regions. The Bank also offers VISA and MasterCard credit card services.

     The Bank does not plan to exercise trust powers during its initial years of operation. The Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of its primary federal regulator, the Office of the Comptroller of the Currency (the
"OCC"). However, the Bank has entered into an arrangement to refer its customers to an outside vendor for the provision of trust services, under which arrangement the Bank receives fees for referring its customers to the vendor.

Competition

     The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other institutions operating in the Roanoke Service Area and elsewhere. In addition, large borrowers increasingly are obtaining financing directly by issuing commercial paper without the involvement of banks.

     The Bank's market area is a highly concentrated, highly branched banking market. As of June 30, 1996, there were twelve commercial banks operating a total of approximately eighty offices in the Roanoke Service
Area. The only locally owned and operated commercial banks are the Bank, and Salem Bank & Trust Company. Crestar Bank and Signet Bank, with fifteen and seven offices, respectively, in the Roanoke Service Area, are statewide banks based in Richmond. First Virginia Bank-Southwest, with thirteen offices in the Roanoke Service Area, is a subsidiary of a holding company headquartered in Falls Church, Virginia. NationsBank and First Union National Bank of Virginia with seven and twelve offices, respectively, in the Roanoke Service Area, are subsidiary banks of holding companies headquartered in Charlotte, North Carolina. In addition, three out-of-town Virginia based community banks, Bank of Floyd, First National Bank of Rocky Mount and The Bank of Fincastle, each has opened one branch in the Roanoke Service Area. Finally, First Citizens
Bank of Virginia, a subsidiary of a Raleigh, North Carolina-based holding company, has established a loan production office and has announced plans to open at least three branch offices.

     Also, savings and loan associations and numerous credit unions in the aggregate operate dozens of additional offices in the Roanoke Service
Area. In addition, various other financial companies, ranging from local to national firms, provide financial services to residents of the Roanoke
Service Area.

     The Company believes that the Bank will be able to compete effectively in this market, and that the community will react favorably to the Bank's community bank focus and emphasis on service to small businesses, individuals and professional concerns.



Employees

     At December 31, 1996, the Bank had twenty-three full-time employees, including its officers. The Company does not have any regular employees other than its officers.

                            SUPERVISION AND REGULATION

     The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank.

The Company

     Because it owns all of the outstanding common stock of the Bank, the Company is a bank holding company within the meaning of the federal
Bank Holding Company Act of 1956, as amended (the "BHCA"), and Chapter
13 of the Virginia Banking Act, as amended (the "Virgina Act").

     The BHCA. The BHCA is administered by the Board of Governors of the Federal Reserve System (the "Federal Reserve"), and the Company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require. The BHCA, with limited exceptions, requires every bank holding company to obtain the prior approval of the Federal Reserve before, (i) it or any of its subsidiaries (other than a bank) acquires substantially all the assets of any bank, (ii) it acquires ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank, or (iii) it merges or consolidates with any other bank holding company.

     The BHCA and the Change in Bank Control Act, together with regulations promulgated by the Federal Reserve, require that, depending on the particular circumstances, either Federal Reserve Board approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or company acquiring "control" of a bank holding company, such as the Company, subject to certain exemptions for certain transactions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 (the "Exchange
Act") or no other person will own a greater percentage of that class of voting securities immediately after the transaction. Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.




     The Federal Reserve imposes certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to the Company, although the ability of the Bank to pay dividends is subject to regulatory restrictions.
The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

     The Virginia Act. All Virginia bank holding companies must register with the Bureau of Financial Institutions of the State Corporation
Commission of Virginia (the "Virginia Commission") under the Virginia Act.
A registered bank holding company must provide the Virginia Commission with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries.
The Virginia Commission also may require such other information as is necessary to keep itself informed about whether the provisions of Virginia law and the regulations and orders issued thereunder by the Virginia
Commission have been complied with, and may make examinations of any Virginia holding company and its subsidiaries. Under the Virginia Act, it is generally unlawful, without the prior approval of the Virginia
Commission, for any Virginia bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any Virginia bank or any other bank holding company.

     Glass-Steagall Act. The Company also is restricted in its activities by the provisions of the Glass-Steagall Act, which prohibit the Company from owning subsidiaries that are engaged principally in the issue, flotation, underwriting, public sale or distribution of securities. The interpretation, scope and application of the provisions of the Glass-Steagall Act currently are being considered and reviewed by regulators and legislators, and the interpretation and application of those provisions have been challenged in the federal courts. The Company does not presently contemplate engaging in securities-related activities in any material respect.

The Bank

     General. The Bank operates as a national banking association organized under the laws of the United States and is subject to examination by the OCC. The OCC regulates or monitors all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations and maintenance of books and records. The Bank must maintain certain minimum capital ratios and is subject to certain limits on aggregate investments in real estate, bank premises and furniture and fixtures. The Bank is required to prepare quarterly reports on the Bank's financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the OCC. The Bank also is required by the OCC to adopt internal control structures and procedures in order to safeguard assets and monitor and reduce risk exposure. While considered appropriate for the safety and soundness of banks, these requirements adversely impact overhead costs.




     The FDIC establishes rates for the payment of premiums by federally insured banks for deposit insurance. A Bank Insurance Fund (the "BIF") is maintained for commercial banks with insurance premiums from the industry used to offset losses from insurance payouts when banks fail.
Due to the high rate of failures in the late 1980's and early 1990's, the fees that commercial banks paid to the BIF increased significantly.
In 1995, in light of the banking industry's improved health and recapitalization of the FDIC insurance fund, the FDIC announced a proposal to lower banks' deposit insurance premiums to a rate of as low as $.04 per $100 of insured deposits, and the Bank was assessed at that rate in 1995. For 1996, the Bank was assessed for deposit insurance at a rate of $.00 per $100 of insured deposits, but was subject to a statutory minimum payment of $2,000. The statutory minimum has now been eliminated, so the Bank's deposit insurance premium for 1997 will be zero; however, the Bank in 1997 will be assessed approximately $4,000 in connection with interest on the so-called FICO bonds issued by the federal government to finance the savings and loan industry bailout.

     Transactions with Affiliates. The Federal Reserve Act restricts the amount and prescribes conditions with respect to loans, investments, asset purchases and other transactions (collectively, "Covered
Transactions") between banks and their affiliates. In addition to limitations as to amount, each Covered Transaction must meet specified collateral requirements. Compliance also is required with certain provisions designed to avoid the taking of low quality assets.
Additionally, transactions, including Covered Transactions and service contracts entered into between banks and certain affiliates must be on terms and under circumstances that are substantially the same as those prevailing at the time for comparable transactions involving nonaffiliated companies. The foregoing restrictions and conditions apply to certain transactions between the Company and the Bank.

     The Bank is subject to restrictions on extensions of credit to executive officers, directors, principal shareholders, and their related interests. Such extensions of credit are limited in their aggregate amount and (i) must be made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

     Branching. The Bank may branch without geographic restriction in Virginia. The Virginia Act permits statewide branching for Virginia state banks and, as a national bank located in Virginia, these state branch banking laws also apply to the Bank. On September 29, 1994, the federal
Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate
Act") was enacted. The Interstate Act allowed bank holding companies to acquire banks in any state, without regard to state law, except that if the state has a minimum requirement for the amount of time a bank must be in existence, that law must be preserved. Under the Virginia Act, a Virginia bank or all the subsidiaries of a Virginia bank holding company sought to be acquired must have been in continuous operation for more than two years before the date of such proposed acquisition. The
Interstate Act permits banks to acquire out-of-state branches through interstate mergers, beginning June 1, 1997. States can elect to permit, or alternatively not to permit, interstate branching earlier prior to that provision of the Interstate Act's June 1, 1997 effective date.



Virginia elected to "opt-in" early to interstate branching, effective
July 1, 1995.

     Community Reinvestment Act.  The federal Community Reinvestment
Act ("CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Recent legislative and regulatory changes have reduced the paperwork and regulatory burden of CRA on smaller institutions such as the Bank. The
Bank received a "Satisfactory" CRA rating in 1996 from the OCC pursuant to its first CRA examination.

     Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. These laws restrict the interest and charges which the Bank may impose for certain loans and thereby affect the Bank's interest income. The Bank's loan operations also are subject to certain federal laws applicable to credit transactions, such as the Truth in Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act governing the use and provision of information to credit reporting agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Truth in Savings Act, which governs disclosure and advertisement of yields and costs of deposits and deposit accounts, the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, the Electronic Funds Transfer Act and Regulation E issued by the Federal
Reserve to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services, the Expedited Funds Availibility Act and Regulation
CC issued by the Federal Reserve to implement that Act, which govern the availability of funds, return of checks, the settlement of checks, check endorsement and presentment and notification of nonpayment, and the Bank Secrecy Act, which requires reporting to the federal government of cash transactions exceeding $10,000.

     Dividends. At present, the Company's cash revenues consist of interest and dividends on investments. In the future, it is expected that the principal source of the Company's cash revenues will be dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company will depend on the Bank's earnings and capital position and is limited by federal law, regulations and policies. A national bank may not pay dividends from its capital; all dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of (i) the preceding two consecutive half-year periods (in the case of an annual dividend) or (ii) the preceding half-year period (in the case of a quarterly or semi-annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. The Bank may not pay a dividend if, after giving effect to the dividend, the Bank would be undercapitalized.
The Company does not anticipate paying any cash dividends to shareholders during the initial years following the opening of the Bank. See "Capital
Regulations" below, "Item 5. Market for Common Equity and Related Matters" and Note 9 to the consolidated financial statements.

     Capital Regulations. The federal bank regulatory authorities impose certain capital requirements on the Company and the Bank. Under current regulations of the Federal Reserve, the Company will not be subject to these regulations until its total assets, on a consolidated basis with the Bank, are $150 million or more. In addition to minimum capital levels prescribed by regulation, the Federal Reserve and the OCC have authority to require higher capital levels on a case-by-case basis as part of their supervisory and enforcement powers. The federal regulators have stated that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain capital ratios well in excess of the stated minimums.

     In an effort to achieve a measure of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, the federal bank regulatory authorities have adopted risk-based capital adequacy guidelines that redefine traditional capital ratios to take into account assessments of risks related to each balance sheet category, as well as off-balance sheet financing activities. Under the guidelines, banks' and bank holding companies' assets are given risk weights of 0%, 20%, 50% or 100%, based on assumptions as to the relative risk inherent in each asset category. Most loans are assigned a 100% risk weighting, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% risk weighting. Most investment securities are assigned a 20% risk weighting, except for state and municipal revenue bonds, which carry a 50% risk weighting, and obligations of the United
States Treasury or United States Government agencies, which have a 0% risk weighting.

     The risk-weighted asset base is equal to the sum of the aggregate dollar value of assets and certain off-balance sheet items (such as currency or interest rate swaps) in each of the four separate risk categories, multiplied by the weight assigned to each specific asset category. After the items in each category have been totaled and multiplied by the category's risk factor, category totals are aggregated to derive the total risk-weighted assets, and the total adjusted qualifying capital base is divided by the total risk-weighted assets to derive a ratio.

     At least 50% of an institution's qualifying capital must be "Core" or "Tier 1" capital, and the balance may be "Supplementary" or "Tier 2" capital. Tier 1 capital is essentially equal to common stockholders' equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. Banking institutions may include only noncumulative perpetual preferred stock, and holding companies may include only limited amounts of cumulative perpetual preferred stock, in Tier 1 capital, and must exclude certain types of noncumulative preferred stock on which the dividend is reset periodically based to some degree on the bank's credit rating. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, term subordinated debt and intermediate-term preferred stock and general reserves for loan and lease losses, although the amount of such reserves included in Tier 2 capital is limited to 1.25% of risk-weighted assets.

     To supplement the risk-based capital guidelines, the federal bank regulatory agencies also have imposed a leverage ratio, which is Tier 1 capital as a percentage of average quarterly assets less intangible assets. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank or bank holding company may leverage its equity capital base. Institutions receiving less than the highest composite examination ratings are required to maintain a leverage ratio of at least 100 basis points above the regulatory minimum.

     At December 31, 1996, the Company and the Bank had the following risk-based capital and leverage ratios relative to regulatory minimums:


           Ratio           Company       Bank        Minimum

           Tier 1           19.5%        16.6%          4%

           Total            20.4%        17.5%          8%

           Leverage         15.0%        13.3%          3%


     The regulations define five categories of compliance with regulatory capital requirements, ranging from "well capitalized" to "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1996, both the Company and the Bank qualified as "well-capitalized" institutions (see Note 9 to the consolidated financial statements).

     The applicable federal bank regulatory agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories.
Institutions that fall into one of the three undercapitalized categories may be required to submit a capital restoration plan, raise additional capital, restrict their growth, deposit interest rates and other activities, improve their management, eliminate management fees to parent holding companies, and even divest themselves of all or a part of their operations. Bank holding companies can be called upon to boost their subsidiary banks' capital and to partially guarantee the institutions' performance under their capital restoration plans. If this occurs, capital which otherwise would be available for holding company purposes, including possible distribution to shareholders, would be required to be downstreamed to one or more subsidiary banks.





Effect of Governmental Monetary Policies

     The earnings of the Bank are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments, deposits, interest income and interest expense through its open market operations in United
States government securities and through its regulation of interest rates and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.


Item 2.  Description of Property.

     The Bank's main office is located in a seven story office building at
36 Church Avenue, S.W., in downtown Roanoke, Virginia, 24011.   The Bank
leases approximately 8,148 square feet of newly-renovated office space on the first floor of this facility.  The lease commenced April 1, 1995, and has an initial base term expiring December 31, 1999, renewable for two five-year terms at the Bank's option.  Annual base rent on the leased space is $82,370, payable in equal monthly installments of $6,864.  The
Bank also is responsible for paying a pro rata share of certain operating costs associated with the leased space.  Under the lease, the Bank is granted a right of first refusal to lease approximately 2,900 square feet of space on the mezzanine level.  The cost of leasehold improvements to the leased premises, net of accumulated amortization, was $249,148 at
December 31, 1996.

     The Bank's Starkey Road office is a newly-constructed 2,700 square foot building located on a one acre site at 4467 Starkey Road in southwest
Roanoke County (Tanglewood Mall area). The Company acquired the site for cash in the amount of $272,250, and total cost of the facility constructed thereon, net of accumulated depreciation, was $456,168 at December 31, 1996.

     The Bank's South Roanoke Office is a newly-renovated 914 square foot facility that the Bank leases at a 1997 annual rate of $10,260, payable in equal monthly installments of $855. The Bank is also responsible for utilities. The lease commenced January 1, 1997, and has an initial term of twelve years with one five-year renewal option. The initial cost of leasehold improvements when the office opened January 15, 1997 was $10,484.

     In the opinion of management of the Company, its properties are adequate for its operations and adequately covered by insurance.



Item 3.  Legal Proceedings.

     Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                 PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.

     Market information. The Company's Articles of Incorporation authorize it to issue up to 10,000,000 shares of Common Stock, no par value, of which 964,040 shares were issued and outstanding at March 15, 1997.
The Common Stock is quoted under the symbol VYFC on the OTC Bulletin
Board, an electronic quotation and trade reporting service of the National Association of Securities Dealers.

     According to information obtained from the OTC Bulletin Board, the quarterly range of prices per share since the Common Stock began trading in July, 1995 was as follows:


     1996     Quarter Ended     High Trade     Low Trade

                03/31/96          $11.25         $9.50

                06/30/96          $10.625        $7.75

                09/30/96          $11.00         $8.75

                12/31/96          $11.00         $9.00

     1995     Quarter Ended     High Trade     Low Trade

                03/31/95           N/A            N/A

                06/30/95           N/A            N/A

                09/30/95          $11.00         $10.25

                12/31/95          $11.50         $ 9.375


     Holders. At March 14, 1997, there were approximately 700 holders of record of the Company's outstanding Common Stock.

     Dividends.	The Company has not paid any dividends and does not
anticipate paying any dividends during the initial years following the opening of the Bank. The Bank's and the Company's earnings will be retained for several years, and perhaps longer, to expand the Bank's capital base and to support future growth. See "Supervision and Regulation" and Note 9 to the consolidated financial statements for restrictions on the payment of dividends.


Item 6.  Management's Discussion and Analysis or Plan of Operation
(000's omitted, except for share and per share information).

     General. The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. Prior to the formation of the Company, the Organizers formed the Organizational L.C. to organize the Company and the Bank, and to provide for financing of organizational and other costs.

     The Organizers received final approval of their application to charter the Bank from the OCC on May 15, 1995, and final approval of their application for deposit insurance from the FDIC on May 15, 1995. The
Bank opened for business on May 15, 1995, at its main office in the City of Roanoke, opened its Starkey Road office on September 11, 1995, in the County of Roanoke and opened its South Roanoke office on January 15, 1997, in the City of Roanoke. In July 1995, the Company completed its initial public offering of 964,040 shares of its common stock, no par value, at a price of $10.00 per share. The Offering resulted in gross proceeds to the Company of $9,640, reduced by $551 of direct stock issuance costs associated with the Offering, for net proceeds of $9,089. Of the net proceeds of the Offering, $7,900 has been invested in the Bank as equity capital and the remainder retained at the parent company for working capital needs and future financial flexibility.

     Total assets at December 31, 1996 were $51,743, up from $24,355 at December 31, 1995, reflecting the Bank's first full year of operations.
The principal components of the Company's assets at the end of the period were $2,149 in cash and due from banks, $2,791 in money market investments, $11,584 in securities available-for-sale, $33,482 in loans and $1,397 in premises and equipment. Total liabilities at December 31, 1996 were $44,390, up from $16,290 one year earlier, with the increase almost entirely represented by $27,500 growth in deposits. Total shareholders' equity at December 31, 1996 was $7,353, consisting of $9,089 in net proceeds from the Company's initial public offering, reduced by the accumulated deficit of $1,749 and including $13 of unrealized gains on securities available-for-sale, net of related deferred tax expense.
At December 31, 1995, total shareholder's equity was $8,065.

     The Company's net loss was $714 in the year ended December 31, 1996, down $25 or 3.4% from the $739 net loss recorded for the year ended
December 31, 1995. The decrease results from higher net interest income partially offset by increased noninterest expenses in virtually all categories as the Bank operated for a full year in 1996 versus only 7 1/2 months in 1995. The 1996 net loss would have been significantly less except for total severance costs of $326 associated with the termination of employment on June 20, 1996 of the Company's former President and Chief
Executive Officer.




     As previously mentioned, the Bank opened for business on May 15, 1995.
Accordingly, comparison of 1996's full year of operations with 1995, which included a 4 1/2 month preopening period, significantly impacts comparability between the periods so the following discussion is intended to focus on the results for 1996. In addition, the dramatic growth attributable to startup operations also affects comparability.

     Net interest income was $1,361 for 1996 compared with $692 in 1995 and is attributable to interest income from securities, loans and money market investments exceeding the cost associated with interest paid on
deposits and federal funds purchased.   Interest income was $2,615 for 1996,
up $1,715 or 191% over 1995's $900.  The increase is a result of the Bank's reinvestment of deposit growth. Interest expense went up at a faster rate than interest income, increasing $1,046 or 505% to $1,254 for 1996 from its
$208 level during 1995.  In addition to the 1995 inclusion of stock escrow earnings in interest income affecting the relative movement of net interest income, interest expense in 1996 was affected by the greater growth rate of deposits versus loans (171% and 142%, respectively) as the Bank sought to reduce its loan-to-deposit ratio from the year-end 1995 level of 86% and as consumer certificates of deposit became a higher proportion of total deposits.

     A provision for loan losses of $191 was provided in recognition of management's estimate of inherent risks associated with lending activities.
Due to the Bank's limited operating history, this estimate is primarily based on industry practices and consideration of local economic factors.
The allowance for loan losses was $328 as of December 31, 1996 and represents approximately .98% of total loans outstanding. The Bank had only $4 in nonperforming assets at December 31, 1996, and no loans still accruing that were past due more than thirty days. Management believes the allowance is adequate to provide for any inherent losses in the portfolio as of December 31, 1996 and periodically evaluates the reasonableness of future provisions considering the specific nature of the portfolio, historical operating trends as available and other economic and industry factors.

     Noninterest income of $89 in 1996 consisted of service charges and fees on accounts and other miscellaneous income. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion. Noninterest expense of $1,973, an increase of $667 over 1995, is the most significant factor contributing to the net loss of $714 for 1996. As previously mentioned, the increase in noninterest expense is attributable to the Bank being open a full year in 1996 versus 7 1/2 months in 1995, and to the recognition of $326 in expense to reflect the Company's severance obligation to its former President. While expenses are expected to increase in future years, it is anticipated that there will be a correlation to business growth and expansion as opposed to the significant outlays involved with the opening of a new business and nonrecurring severance expense.

     The Company's financial position at December 31, 1996 reflects liquidity and capital levels currently adequate to fund all anticipated future business expansion. Capital ratios are well in excess of required regulatory minimums for a well-capitalized institution (see "Supervision and Regulation - Capital Regulations" and Note 9 to the consolidated financial statements). The proceeds from the initial public stock offering have been invested in securities, loans, premises and equipment and used to fund expenses associated with the operations of the Company.



All investment securities at December 31, 1996 were classified as available for sale, thereby affording the Company maximum flexibility in managing liquidity and funding future business growth.


Impact of Inflation

     The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, nearly all the assets and liabilities of the Company and the Bank are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of changes in the general rate of inflation and changes in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as do the prices of goods and services. Management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.


Item 7.  Financial Statements and Supplementary Data.

Index to Financial Statements

Independent Auditors' Report.  							                         18

Consolidated Balance Sheets as of December 31, 1996 and 1995.		19

Consolidated Statements of Loss for the Years Ended
  December 31, 1996 and 1995.                                  21

Consolidated Statements of Shareholders' Equity for the
  Years	Ended December 31, 1996 and 1995.					                 22

Consolidated Statements of Cash Flows for the Years Ended
  December 31,	1996 and 1995.                                  23

Notes to Consolidated Financial Statements				                 24







                    VALLEY FINANCIAL CORPORATION
                    (A Development Stage Enterprise Through May 15, 1995)

                    Consolidated Financial Statements

                    December 31, 1996 and 1995

                    (With Independent Auditors' Report Thereon)














Independent Auditors' Report


The Board of Directors
Valley Financial Corporation:


We have audited the accompanying consolidated balance sheets of Valley
Financial Corporation and subsidiary (a development stage enterprise through May 15, 1995) as of December 31, 1996 and 1995, and the related consolidated statements of loss, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley Financial Corporation and subsidiary (a development stage enterprise through May 15, 1995) as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                             KPMG PEAT MARWICK LLP


Roanoke, Virginia
January 24, 1997






VALLEY FINANCIAL CORPORATION
(A Development Stage Enterprise Through
   May 15, 1995)

CONSOLIDATED BALANCE SHEETS

December 31, 1996 and 1995

(In thousands, except share data)                  1996               1995
                                          --------------    ---------------
Assets
Cash and due from banks (notes 3 and 13)        $2,149                1,016
Money market investments (note 13):
   Federal funds sold                            2,762                2,336
   Interest-bearing deposits in other banks         29                   55
Securities available-for-sale (notes 4 and 13)  11,584                5,283

Loans (notes 5 and 13):
   Commercial loans                             10,591                4,235
   Commercial real estate loans                  8,182                4,346
   Residential real estate loans                13,829                4,841
   Loans to individuals                            880                  401
Total loans                                     33,482               13,823
   Less unearned fees                               33                   --
   Less allowance for loan losses                  328                  137

Loans, net                                      33,121               13,686

Premises and equipment, net (note 6)             1,397                1,452
Accrued interest receivable                        374                  140
Other assets                                       134                  137
Organizational expenses                            193                  250

Total assets                                    51,743               24,355

See accompanying notes to consolidated financial statements.



Liabilities and Shareholders' Equity              1996                 1995
                                         --------------       --------------

Noninterest-bearing deposits            $        3,514                3,214
Interest-bearing deposits                        9,063                3,713
Savings deposits                                   299                  143
Time deposits greater than $100,000 (note 15)    4,442                1,671
Other time deposits (note 15)                   26,299                7,376
Total deposits (note 13)                        43,617               16,117

Accrued interest payable                           432                  126
Other liabilities (note 14)                        341                   47

Total liabilities                               44,390               16,290

Shareholders' equity (notes 2, 4, 8 and 9):
     Preferred stock, no par value.
       Authorized 10,000,000 shares; none
       issued                                       --                  --
     Common stock, no par value.
       Authorized 10,000,000 shares; issued
       and outstanding 964,040 shares            9,089               9,089
     Accumulated deficit                        (1,749)             (1,035)
     Unrealized gains on securities
       available-for-sale, net of deferred
       tax expense of $7 and $5 for 1996
       and 1995, respectively                       13                  11
Total shareholders' equity                       7,353               8,065

Commitments and other matters
   (notes 4, 6, 8, 9, 12 and 14)

Total liabilities and shareholders' equity    $ 51,743               24,355




VALLEY FINANCIAL CORPORATION
(A Development Stage Enterprise Through
   May 15, 1995)

CONSOLIDATED STATEMENTS OF LOSS

Years Ended December 31, 1996 and 1995

(In thousands, except share and per share data)

                                                 1996               1995
                                        --------------     --------------
Interest income:
 Interest and fees on loans            $        2,031                 373
 Interest on money market investments              79                 113
 Interest on securities available-
   for-sale                                       505                 414

Total interest income                           2,615                 900

Interest expense:
 Interest on certificates of deposit
  of $100,000 or more                             175                  32
 Interest on other deposits                     1,074                 176
 Interest on other borrowed funds                   5                  --

Total interest expense                          1,254                 208
Net interest income                             1,361                 692

Provision for loan losses (note 5)                191                 137
Net interest income after
   provision for loan losses                    1,170                 555

Noninterest income:
   Service charges on deposit accounts             57                  10
   Gain on sale of securities                       1                  --
   Other income                                    31                   2
Total noninterest income                           89                  12

Noninterest expense:
   Personnel (note 14)                          1,117                 717
   Occupancy                                      144                 106
   Data processing and equipment
     expenses                                     187                  92
   Advertising and promotion                       79                 118
   Supplies                                        37                  55
   Insurance                                       35                  28
   Professional fees                               45                  49
   Amortization of organizational
     expenses                                      57                  39
   Other expense                                  272                 102

Total noninterest expense                       1,973               1,306

Net loss                                    $    (714)               (739)

Net loss per share                          $    (.74)               (.90)

Weighted average common shares
   outstanding                                964,040             824,831

See accompanying notes to consolidated financial statements.




VALLEY FINANCIAL CORPORATION
(A Development Stage Enterprise Through
   May 15, 1995)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended December 31, 1996 and 1995

(In thousands, except share data)


                                                   Unrealized
                                                    Gains on
                                                   Securities     Total
                    Common   Common   Accumulated  Available-  Shareholders'
                    Shares   Stock      Deficit     for-Sale      Equity

Balances at
 December 31, 1994      14   $   --         (296)         --         (296)

Proceeds from sale
 of common stock
 (note 2)          964,040    9,640           --          --        9,640
Redemption of
 organizer's shares
 note 2)              ( 14)      --           --          --           --
Common stock
 issuance costs
 netted against
 proceeds (note 2)      --     (551)          --          --         (551)
Net loss                --       --         (739)         --         (739)
Unrealized gains
 on securities
 available-for-sale,
 net of deferred
 tax expense of $5      --       --           --          11           11
Balances at December
 31, 1995          964,040    9,089       (1,035)         11        8,065

Net loss                --       --         (714)         --         (714)
Unrealized gains
 on securities
 available-for-sale,
 net of deferred
 tax expense of $2      --       --           --           2            2
Balances at December
 31, 1996          964,040   $9,089       (1,749)         13        7,353

See accompanying notes to consolidated financial statements.



VALLEY FINANCIAL CORPORATION
(A Development Stage Enterprise Through
   May 15, 1995)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 1996 and 1995

(In thousands)

                                                 1996                1995
                                        --------------      --------------
Cash flows from operating activities:
 Net loss                               $        (714)               (739)
 Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
     Provision for loan losses                    191                 137
     Depreciation and amortization
       of premises and equipment                  131                  72
     Amortization of organizational
       expenses                                    57                  39
     Gain on sale of securities                    (1)                 --
     Amortization/accretion of
       premiums/discounts, net                     16                 (17)
     Increase in unearned fees                     33                  --
     Increase in accrued interest
       receivable                                (234)               (140)
     (Increase) decrease in other
       assets                                       3                (136)
     Increase in accrued interest
       payable                                    306                 126
     Increase (decrease) in other
       liabilities                                292                 (15)

Net cash provided by (used in)
  operating activities                             80                (673)

Cash flows from investing activities:
 Net increase in money market
   investments                                   (400)             (2,391)
 Purchases of premises and equipment              (76)             (1,453)
 Purchases of securities available-
   for-sale                                    (9,623)            (38,592)
 Proceeds from sales, calls and
   maturities of securities
   available-for-sale                           3,311              33,342
 Purchases of securities held-to-
   maturity                                        --                (735)
 Proceeds from maturities of
   securities held-to-maturity                     --                 735
 Organizational expenses                           --                 (10)
 Net increase in loans                        (19,659)            (13,823)

Net cash used in investing
  activities                                  (26,447)            (22,927)

Cash flows from financing
  activities:
 Increase in time deposits greater
   than $100,000                                2,771               1,671
 Increase in other time deposits               18,923               7,376
 Net increase in other deposits                 5,806               7,070
 Decrease in advances from
   related parties                                 --                (817)
 Proceeds from common stock issued                 --               9,640
 Common stock issuance costs                       --                (351)

Net cash provided by financing
  activities                                   27,500              24,589
Net increase in cash and due from
  banks                                         1,133                 989

Cash and due from banks at
  beginning of year                             1,016                  27

Cash and due from banks at end of
  year                                   $      2,149               1,016

Supplemental disclosure of cash
  flows information:
 Cash paid during the year for:
     Interest                            $        948                  82

See accompanying notes to consolidated financial statements.



VALLEY FINANCIAL CORPORATION
(A Development Stage Enterprise
   Through May 15, 1995)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1996 and 1995

(In thousands, except share and per share data)


(1) Summary of Significant Accounting Policies

    General

    Valley Financial Corporation ("the Company"), a development stage enterprise through May 15, 1995, was incorporated under the laws of the Commonwealth of Virginia on March 15, 1994, primarily to serve as a holding company for Valley Bank, N.A. (the "Bank"), upon formation of the Bank. Prior to the formation of the Company, the Company's shareholders
    (the "Organizers") formed a limited liability company (the
    "Organizational L.C.") to organize the Company and the Bank and to provide for financing of organizational and other costs. The financial statements reflect the operations of the Company and the Organizational
    L.C. since the date of inception, January 6, 1994. During 1995, all necessary applications and approvals were completed with appropriate regulatory authorities to allow the formation and opening of the Bank.
    The Bank's main office opened for business May 15, 1995 and a branch was opened September 11, 1995. Accordingly, the Company is no longer considered to be in the development stage. The Bank provides traditional commercial banking services concentrated primarily in the Roanoke Valley. The Bank does not currently offer trust services, however, the Bank does refer customers to a provider of trust services in exchange for a fee.

    The accounting and reporting policies of the Company and the Bank conform to generally accepted accounting principles and to general banking industry practices. In preparing consolidated financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year. Actual results could differ from those estimates.

    The following is a summary of the more significant accounting policies:

    Consolidation

    The consolidated financial statements include the accounts of Valley
    Financial Corporation and its wholly-owned subsidiary, Valley Bank N.A., collectively referred to hereinafter as the Corporation. All significant intercompany balances and transactions have been eliminated.

    Cash and Cash Equivalents

    For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

                                                            (Continued)
                                  24


(1) (Continued)

    Securities

    Investments are classified in three categories and accounted for as follows: (1) debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as "securities held-to-maturity" and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in net income; and (3) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "securities available-for-sale" and reported at fair value, with unrealized gains and losses excluded from net loss and reported in a separate component of shareholders' equity.

    The Corporation does not currently maintain a trading securities portfolio and there were no securities classified as held-to-maturity at December 31, 1996 or 1995. Gains or losses on disposition, if any, are based on the net proceeds and adjusted carrying values of the securities called or sold, using the specific identification method. A decline in value of any available-for-sale or held-to-maturity security below cost deemed other than temporary is charged directly to net loss, resulting in the establishment of a new cost basis for the security.

    Loans, Allowance for Loan Losses, Loan Fees and Costs

    Loans are stated at the amount of unpaid principal, reduced by unearned fees on loans, and an allowance for loan losses. Income is recognized over the terms of the loans using methods which approximate the level yield method. The allowance for loan losses is a valuation allowance consisting of the cumulative effect of the provision for loan losses, plus any amounts recovered on loans previously charged off, minus loans charged off. The provision for loan losses charged to operating expenses is the amount necessary in management's judgment to maintain the allowance for loan losses at a level it believes sufficient to cover losses in the collection of its loans. Management determines the adequacy of the allowance based upon reviews of individual credits, recent loss experience, delinquencies, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examinations.

                                                            (Continued)
                                   25


(1) (Continued)

    Interest related to nonaccrual loans is recognized on the cash basis. Loans are generally placed in nonaccrual status when the collection of principal and interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection.

    Impaired loans are presented in the financial statements at the present value of the expected future cash flows or at the fair value of the loan's collateral. Homogeneous loans such as real estate mortgage loans, individual consumer loans, home equity loans and bankcard loans are evaluated collectively for impairment. Management, considering current information and events regarding the borrowers ability to repay their obligations, considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Cash receipts on impaired loans receivable are applied first to reduce interest on such loans to the extent of interest contractually due and any remaining amounts are applied to principal.

    Loan origination and commitment fees and certain direct loan origination costs charged by the Bank are deferred and the net amount amortized as an adjustment of the related loan's yield over the contractual life of the related loan or, in the case of demand loans, over the estimated life. Net fees related to letters of credit are recognized over the commitment period.

    Premises and Equipment

    Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation on buildings, equipment, furniture and fixtures, and amortization of leasehold improvements is computed by straight-line or accelerated methods over the shorter of the estimated useful lives of the assets or the related lease term. Estimated useful lives for assets include land improvements and leasehold improvements, 3 to 15 years, buildings, 31.5 years, and furniture, fixtures and equipment, 3 to 10 years. The cost of assets retired and sold and the related accumulated depreciation and amortization are eliminated from the accounts and the resulting gains or losses are included in determining net loss. Expenditures for maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized.

    Organizational Costs

    Organizational costs incurred during the development stage of the Corporation have been capitalized and are being amortized using the straight-line method over five years.

                                                            (Continued)
                                   26


(1) (Continued)

    Stock Issuance Costs

    Costs incurred in connection with the Corporation's initial stock offering, consisting principally of direct sales, professional and promotional costs were charged against the gross proceeds received from the sale of common stock (see note 2).

    Income Taxes

    Income taxes are accounted for under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net loss in the period that includes the enactment date.

    Stock Options

    The Corporation accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion
    No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards
    (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS
    No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

    Net Loss Per Share

    Net loss per share of common stock is computed based on the weighted average number of common shares outstanding for the year. The weighted average number of common shares outstanding was 964,040 and 824,831 for 1996 and 1995, respectively. Options representing common stock equivalents have been excluded from the computation due to their antidilutive effect on net loss per share.

                                                         (Continued)
                                   27


(1) (Continued)

    Off-Balance-Sheet Financial Instruments

    In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

(2) Common Stock Offering

    During 1995, the Corporation completed its initial common stock offering. The Corporation sold a total of 964,040 shares with the gross proceeds of $9,640 reduced by direct stock issuance costs of $551. Subsequent to initial closing, the 14 shares owned by the original Organizers were redeemed at the par value of one dollar per share. The offering was terminated in July
    1995.

(3) Restrictions on Cash

	   To comply with Federal Reserve regulations, the Bank will be required to maintain certain average reserve balances. There were no daily reserve requirements for the weeks including
    December 31, 1996 and 1995, as the Bank had not met minimum average deposit levels under the current provisions of the regulations.

(4) Securities

	   The amortized costs, gross unrealized gains and losses, and approximate market values of securities available-for-sale as of December 31, 1996 and 1995 were as follows:

                                            1996
                                   Gross        Gross           Approximate
                       Amortized   Unrealized   Unrealized      Market
                       Costs       Gains        Losses          Values

U.S. Treasury       $       951       1           ---              952
U.S. Government agencies
   and corporations       8,599      37           (21)           8,615
States and political
   subdivisions             748       2            (1)             749
Corporate obligations     1,005       2            ---           1,007
Other securities            261      ---           ---             261

Total securities available
   for-sale            $ 11,564      42           (22)          11,584


                                                            (Continued)
                                   28


(4) (Continued)

                                           1995

                                    Gross       Gross           Approximate
                      Amortized     Unrealized  Unrealized      Market
                      Costs         Gains       Losses          Values

U.S. Treasury         $   2,718      10           ---            2,728
U.S. Government agencies
   and corporations       2,202       6           ---            2,208
States and political
   subdivisions             110      ---          ---              110
Other securities            237      ---          ---              237

Total securities available-
   for-sale           $   5,267      16           ---            5,283


    The amortized costs and approximate market values of available-for-sale securities as of December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             Approximate
                                           Amortized              Market
                                               Costs              Values

Due in one year or less                $       2,211               2,213
Due after one year through five years          9,153               9,171
Due after ten years                              200                 200

Total                                  $      11,564              11,584


    Securities with amortized costs of $200 and $202 as of December 31, 1996 and 1995, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

(5)	Loans and Allowance for Loan Losses

    In the normal course of business, the Bank has made loans to officers, directors and/or related interests. At December 31, 1996 and 1995, $3,713 and $2,332, respectively, represented direct loans to officers and directors and $1,324 and $1,234, respectively, represented loans made to related interests of officers or directors and/or endorsed by officers or directors.

                                                             (Continued)
                                   29


(5) (Continued)

    The following table will summarize activity and amounts receivable from officers, directors and/or related interests:

                                              1996                 1995

Balance at beginning of year            $    3,566                  ---
Additions                                    2,360                3,739
Repayments                                    (889)                 173

Balance at end of year                  $    5,037                3,566

    Activity in the allowance for loan losses is summarized as follows:

                                              1996                 1995

Balance at beginning of year            $      137                  ---
Provision for loan losses                      191                  137

Balance at end of year                  $      328                  137


    As of December 31, 1996 and 1995, the Bank had no significant past due loans greater than 90 days and no loans considered to be impaired.
    During 1996 and 1995, there were no loan amounts charged off.


(6)	Premises and Equipment

	   Components of premises and equipment and total accumulated depreciation and amortization as of December 31, 1996 and 1995 are as follows:

                                               1996                 1995

Land and improvements                    $      293                  293
Building                                        477                  435
Furniture, fixtures and equipment               523                  498
Leasehold improvements                          298                  298
Construction in progress                          9                  ---
                                              1,600                1,524
Less accumulated depreciation and amortization  203                   72

                                          $   1,397                1,452

                                                              (Continued)
                                   30


(6) (Continued)

    The Corporation currently leases its main office location and formerly leased certain temporary office space under noncancellable operating leases. The lease for the main office has an original term of five years with the option of two additional renewal terms of five years each. Rental expenses under operating leases were approximately $82 and $75 for 1996 and 1995, respectively. In addition, the Corporation has entered into a lease for a branch location which opened in January
    1997. The property under lease is owned by a family member of a director, however, the terms of the agreement are comparable to current market rates. The original lease term is for twelve years with an option to renew for one additional five-year term.

    Future minimum lease payments under noncancellable operating leases were as follows at December 31, 1996:

       1997                                          $     93
       1998                                                93
       1999                                                93
       2000                                                32
       2001                                                12
       Subsequent years                                    96

                                                      $   419

(7)	Income Taxes

	   The Corporation has sustained net operating losses since its inception and, accordingly, there is no income tax expense recorded for the years ending December 31, 1996 and 1995, respectively.

    Total income tax benefit differed from the "expected" amount computed by applying the U.S. Federal income tax rate of 34 percent to loss before income taxes as a result of the following:

                                                 1996                 1995

Computed "expected" tax benefit            $     (243)                 (251)
Increase (decrease) in income taxes resulting
   from:
   Nondeductible meals and entertainment expense    1                     1
   Nondeductible officer's life insurance premiums  2                     1
   Increase in beginning-of-the-year balance of the
    valuation allowance for deferred tax assets   240                   249

Reported income tax expense                $      ---                    --

                                                              (Continued)
                                   31


(7) (Continued)

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows:

                                                 1996                 1995

Deferred tax assets:
     Net operating loss carryforwards       $     307                  160
     Loans, principally due to allowance for
       loan losses                                 77                   30
     Preopening expenses due to capitalization for
       tax purposes                               127                  165
     Other                                         95                    2
Total gross deferred tax assets                   606                  357
     Less valuation allowance                     585                  345

Net deferred tax assets                     $      21                   12

Deferred tax liabilities:
    Net unrealized gains on
    available-for-sale securities                   7                    5
    Other                                          14                    7

Total gross deferred tax liabilities         $     21                   12

Net deferred tax asset                       $    ---                  ---

    The net change in the total valuation allowance for 1996 and 1995 was an increase of $240 and $249, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and loss carryforwards become utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses and projections for future taxable income over the periods in which the deferred tax assets are deductible, management is not able to conclude it is more likely than not the Corporation will realize the benefits of these deductible differences and loss carryforwards in excess of the amount which can be offset by the reversal of future taxable items and, accordingly, net deferred tax assets are reduced to zero by a corresponding valuation allowance.

                                                             (Continued)
                                   32


(7) (Continued)

    At December 31, 1996, the Corporation has net operating loss carryforwards for income tax purposes of approximately $903 available to offset future taxable income. If not utilized, these loss carryforwards will expire as follows:

              Expiration
              Dates                                        Amounts

              2009                                        $     13
              2010                                             458
              2011                                             432

                                                          $    903

(8)	Stock Options

    In January 1995, the Corporation's Board of Directors adopted an
    Incentive Stock Option Plan (the Plan) pursuant to which the
    Corporation's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 99,000 shares of the Corporation's authorized, but unissued common stock. Accordingly, 99,000 shares of authorized, but unissued common stock are reserved for use in the Plan. All stock options have been granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of grant.

    The per share weighted average fair value of stock options granted during 1996 and 1995 was $5.24 and $5.01, respectively, on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions:

                                             1996                 1995

Expected dividend yield                         0%                   0%
Risk-free interest rate                       6.5%                   7%
Expected life of options                      7.5 years          7.5 years
Expected volatility of stock price             30%                  30%


    As previously mentioned, the Corporation applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Corporation determined compensation cost based

                                                               (Continued)
                                   33


(8) (Continued)

    on the fair value of its stock options at the grant date under SFAS No.
    123, the Corporation's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                              1996                 1995

     Net loss:
        As reported                       $   (714)               (739)
        Pro forma                             (729)               (747)

     Net loss per share:
        As reported                       $   (.74)               (.90)
        Pro forma                             (.75)               (.91)

    Stock option activity during the years ended December 31, 1996 and 1995 is as follows:

                                                           Weighted Average
                                  Number of Shares           Exercise Price

Balance at January 1, 1995              ---                       ---
     Granted                          10,750                      $10
     Expired/forfeited                (3,000)                     $10
Balance at December 31, 1995           7,750                      $10

     Granted                           9,000                      $ 9.03
     Expired/forfeited                (2,000)                     $10

Balance at December 31, 1996          14,750                      $ 9.24

    At December 31, 1996, the range of exercise prices and weighted average remaining contractual life of outstanding options was $8.75-$10.00 and 8.6 years, respectively.

    At December 31, 1996 and 1995, the number of options exercisable was 4,100 and 1,550, respectively, and the weighted average exercise price of those options was $9.57 and $10.00, respectively.

    In addition, under terms of employment and option agreements, two officers will each be entitled to receive nontransferable options to purchase up to 9,640 shares of common stock per year for three years, if certain performance criteria are met. These options have a purchase price of $10 per share which is equivalent to the initial common stock offering price and the current estimated fair market value. These options vest and are exercisable, assuming performance criteria are met, for the first four anniversary dates from May 15, 1995, the initial opening date of the Bank. The options may be exercised within a period of ten years from the initial date of vesting. These options have not vested as of December 31, 1996 as performance criteria have not been met.

                                                           (Continued)
                                   34


(9)	Restrictions on Payments of Dividends and Capital Requirements

	   The Corporation's principal source of funds for dividend payments is dividends received from its subsidiary. Under applicable federal laws, the Comptroller of the Currency, without prior approval, restricts the total dividend payments of the Bank in any calendar year to the net profits of that year, as defined, combined with the retained net profits for the two preceding years. As of December 31, 1996, the Bank is in a deficit position, and, accordingly, no amounts are available for dividends without prior approval of the Comptroller of the Currency.

	   The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements.
    Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

	   Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital
    (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).
    Management believes, as of December 31, 1996, that the Corporation meets all capital adequacy requirements to which it is subject.

	   As of December 31, 1996, the most recent notification from Office of the Comptroller of the Currency categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Corporation must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Corporation's category.

                                                          (Continued)
                                   35


(9) (Continued)

	   The Corporation's and the Bank's actual capital amounts and ratios are also presented in the table below.

                                                               To Be Well
                                                          Capitalized Under
                                       For Capital        Prompt Corrective
                        Actual        Adequacy Purposes   Action Provisions
                   Amount   Ratio      Amount   Ratio        Amount   Ratio

As of December 31, 1996:
   Total Capital
     (to Risk Weighted
      Assets):
      Consolidated $7,475    20.4%        2,931    >=8.0%    N/A      N/A
      Valley Bank,
       N.A.         6,339    17.5%        2,901    >=8.0%    3,626   >=10.0%
     Tier I Capital
      (to Risk Weighted
       Assets):
       Consolidated 7,147    19.5%        1,466    >=4.0%    N/A      N/A
       Valley Bank,
        N.A.        6,011   16.6%        1,450     >=4.0%    2,176   >=6.0%
     Tier I Capital (Leverage)
       (to Average Assets):
       Consolidated 7,147   15.0%        1,912     >=4.0%    N/A      N/A
       Valley Bank,
        N.A.        6,011   13.3%        1,813     >=4.0%    2,266   >=5.0%

As of December 31, 1995:
   Total Capital
     (to Risk Weighted
      Assets):
      Consolidated $7,941   50.1%        1,268     >=8.0%    N/A      N/A
      Valley Bank,
       N.A.         6,531   41.9%        1,248     >=8.0%    1,561   >=10.0%
     Tier I Capital
      (to Risk Weighted
       Assets):
       Consolidated 7,804   49.3%          634     >=4.0%    N/A      N/A
       Valley Bank,
        N.A.        6,394   41.0%          624     >=4.0%      936   >=6.0%
     Tier I Capital (Leverage)
       (to Average Assets):
       Consolidated 7,804   38.4%          814     >=4.0%    N/A      N/A
       Valley Bank,
        N.A.        6,394   34.2%          748     >=4.0%      935   >=5.0%

                                                               (Continued)
                                   36


(10)	Parent Company Financial Information

	    Condensed financial information of Valley Financial Corporation is presented below:

                               Condensed Balance Sheets
                              December 31, 1996 and 1995
                                                           December 31,
Assets                                               1996              1995

Cash                                          $      179                139
Securities available-for-sale                      1,183              1,210
Investment in subsidiary, at equity                6,183              6,615
Other assets                                          70                143

Total assets                                  $    7,615              8,107

Liabilities and Shareholders' Equity

Other liabilities                                    262                 42

Total liabilities                                    262                 42

Shareholders' equity (notes 2, 8 and 9):
     Preferred stock, no par value.  Authorized
        10,000,000 shares; none issued               ---                ---
     Common stock of no par value.  Authorized
        10,000,000 shares; issued and outstanding
        964,040 shares                             9,089              9,089
     Accumulated deficit                          (1,749)            (1,035)
     Unrealized gains on securities available-for
        sale, net                                     13                 11
Total shareholders' equity                         7,353              8,065

Commitments and other matters (notes 4, 6, 8, 9 and 12)

Total liabilities and shareholders' equity     $   7,615              8,107

                                                          (Continued)
                                   37


(10) (Continued)

                           Condensed Statements of Loss
                        Years Ended December 31, 1996 and 1995

                                                    1996               1995
Income:
     Interest income                           $      85                302

Expenses:
     Other expenses                                  367                 43

                                                     367                 43

Income (loss) before equity in undistributed
   net loss of subsidiary                           (282)               259

Equity in net loss of subsidiary                    (432)              (998)

Net loss                                      $     (714)              (739)


                                                             (Continued)
                                    38


(10) (Continued)

                        Condensed Statements of Cash Flows
                       Years Ended December 31, 1996 and 1995

                                                    1996               1995

Cash flows from operating activities:
     Net loss                                 $     (714)              (739)
     Adjustments to reconcile net loss to net
        cash provided by operating activities:
          Equity in net loss of subsidiary           432                998
          Amortization of other assets                10                  6
          Decrease in other assets                    63                ---
          Increase (decrease) in other liabilities   218                (14)

Net cash provided by operating activities              9                251

Cash flows from investing activities:
     Investment in subsidiary                        ---             (7,900)
     Purchases of securities available-for-sale     (522)            (1,202)
     Sales, maturities and calls of
       securities available-for-sale                 553                ---
     Reimbursement of organizational expenses by
       subsidiary                                    ---                491

Net cash provided by (used in) investing activities   31             (8,611)

Cash flows from financing activities:
     Decrease in advances from related
       parties                                       ---               (817)
     Proceeds from issuance of common stock          ---              9,640
     Common stock issuance costs                     ---               (351)

Net cash provided by financing activities            ---              8,472
Net increase in cash                                  40                112

Cash at beginning of year                            139                 27

Cash at end of year                             $    179                139

                                                               (Continued)
                                   39


(11)	Financial Instruments with Off-Balance-Sheet Risk

	    The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments may involve, to varying degrees, credit risk in excess of the amount recognized in the balance sheets. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

    	Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument fail to perform in accordance with the terms of the contract. The Bank's maximum exposure to credit loss under commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     The Bank requires collateral to support financial instruments when it is deemed necessary. The Bank evaluates customers' creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the customer. Collateral may include deposits held in financial institutions, U.S. Treasury securities, other marketable securities, real estate, accounts receivable, inventory, and property, plant and equipment.

	    Financial instruments whose contract amounts represent credit risk as of December 31 are as follows:

                                                 1996                1995

Commitments to extend credit                 $  7,296               3,886

Standby letters of credit                    $    482                   9

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments may be at fixed or variable rates and generally expire within one year. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

	   Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
    These guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar

                                                              (Continued)
                                   40


(11) (Continued)

    transactions. Unless renewed, substantially all of the Bank's credit commitments at December 31, 1996 will expire within one year. Management does not anticipate any material losses as a result of these transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

(12)	Concentrations of Credit Risk

    The Bank grants commercial, residential and consumer loans to customers primarily in the Roanoke Valley area. The Bank has a diversified loan portfolio which is not dependent upon any particular economic or industry sector. As a whole, the portfolio could be affected by general economic conditions in the Roanoke
    Valley region.

   	A detailed composition of the Bank's loan portfolio is provided in the consolidated financial statements. The Bank's commercial loan portfolio is diversified, with no significant concentrations of credit. The residential real estate loan portfolio consists principally of loans collateralized by 1-4 family residential property. The loans to individuals portfolio consists of consumer loans primarily for automobiles and other personal property. These loans are generally collateralized by the related property. Overall, the Bank's loan portfolio is not concentrated within a single industry or group of industries, the loss of any one or more of which would generate a materially adverse impact on the business of the Bank.

    The Bank has established operating policies relating to the credit process and collateral in loan originations. Loans to purchase real and personal property are generally collateralized by the related property. Credit approval is principally a function of collateral and the evaluation of the creditworthiness of the borrower based on available financial information.

(13)	Fair Value of Financial Instruments

    Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires the Corporation to disclose estimated fair values of its financial instruments.

    The following methods and assumptions were used to estimate the approximate fair value of each class of financial instrument for which it is practicable to estimate that value:

   	Cash and Due from Banks

   	The carrying amount is a reasonable estimate of fair value.

                                                                (Continued)
                                   41


(13) (Continued)

    Money Market Investments

    The carrying amount is a reasonable estimate of fair value.

    Securities

    The fair value of securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

    Loans

    Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential real estate and loans to individuals. Each loan category is further segmented into fixed and adjustable rate interest terms.

    The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan as well as estimates for operating expenses and prepayments.
    The estimate of maturity is based on the Bank's industry experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.

    Deposits

    The fair value of noninterest-bearing deposits, interest-bearing deposits and savings deposits is the amount payable on demand.
    The fair value of fixed maturity time deposits and certificates of deposit is estimated using the rates currently offered for deposits with similar remaining maturities.

    Commitments to Extend Credit and Standby Letters of Credit

    The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at December 31, 1996 and 1995, and as such, the related fair values have not been estimated.

                                                             (Continued)
                                   42


(13) (Continued)

    The carrying amounts and approximate fair values of the Corporation's financial instruments are as follows at December 31, 1996 and 1995:

                         1996                               1995
                 Carrying    Approximate            Carrying    Approximate
                 Amounts     Fair Values            Amounts      Fair Values

Financial assets:
  Cash and due
    from banks  $ 2,149        2,149                   1,016          1,016
  Money market
    investments   2,791        2,791                   2,391          2,391
  Securities
    available-
    for-sale     11,584       11,584                   5,283          5,283
  Loans, net     33,482       33,664                  13,823         13,898

Total financial
 assets         $50,006       50,188                  22,513         22,588

Financial liabilities:
  Deposits       43,617       43,854                  16,117         16,105

Total financial
 liabilities    $43,617       43,854                  16,117         16,105


    Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

	   Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets that are not considered financial assets include deferred tax assets and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

                                                                (Continued)
                                    43


(14)	Other Matters

    In connection with the termination of the former president, the Corporation recognized severance expense of $326 in 1996 which is to be paid monthly over three years. At December 31, 1996, $256 is recorded in other liabilities and related to these future payments.

(15) Time Deposits

    At December 31, 1996, the scheduled maturities of time deposits are as follows:

               Years Ending December 31,

               1997                            $26,881
               1998                              1,478
               1999                                779
               2000                                153
               2001                              1,450

                                               $30,741




Item 8.  Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure.

       None.

                              PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act.

       The information required by Item 401 of Regulation S-B is set forth under the caption "Information Concerning Directors and Nominees" on pages 3-6 of the Company's Proxy Statement dated March 11, 1997 and is incorporated herein by reference.

       The information required by Item 405 of Regulation S-B is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 of the Company's Proxy Statement dated March 11, 1997 and is incorporated herein by reference.


Item 10.  Executive Compensation.

        The information required by Item 402 of Regulation S-B is set forth under the caption "Executive Compensation" on pages 7-10 of the Company's
Proxy Statement dated March 11, 1997 and is incorporated herein by reference.


Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

        The information required by Item 403 of Regulation S-B is set forth under the caption "Security Ownership of Certain Beneficial Owners" on page
3 of the Company's Proxy Statement dated March 11, 1997 and under the caption
"Information Concerning Directors and Nominees" on pages 3-6 of the Company's
Proxy Statement dated March 11, 1997 and is incorporated herein by reference.


Item 12.  Certain Relationships and Related Transactions.

        The information required by Item 404 of Regulation S-B is set forth under the caption "Certain Relationships and Related Transactions" on page 6 of the Company's Proxy Statement dated March 11, 1997 and is incorporated herein by reference.




Item 13.  Exhibits and Reports on Form 8-K.

(a)     The following documents are filed as part of this Report:

        1.     Financial Statements:

               Independent Auditors' Report.

               Consolidated Balance Sheets as of December 31, 1996 and 1995.

               Consolidated Statements of Loss for the Years Ended December
                   31, 1996 and 1995.

               Consolidated Statements of Shareholders' Equity for the Years
                   Ended December 31, 1996 and 1995.

               Consolidated Statements of Cash Flows for the Years Ended
                   December 31, 1996 and 1995.

               Notes to Consolidated Financial Statements.

        2.     Financial Statement Schedules:

               All schedules are omitted as the required information is inapplicable or the information is presented in the Financial
               Statements or related notes.

        3.     Exhibits:

               3.1 Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement
                      No. 33-77568, on form S-1, as amended).

               3.2    Bylaws (incorporated herein by reference to Exhibit
                      No. 3.2 of Registration Statement No. 33-77568, on form S-1, as amended).

             *10.1 Employment Agreement dated April 8, 1994, by and between the Company and Guy W. Byrd, Jr. (incorporated herein by reference to Exhibit No. 10.1 of Registration
                      Statement No. 33-77568, on Form S-1, as amended).

             *10.2 Employment Agreement dated April 8, 1994, by and between the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit No. 10.2 of Registration
                      Statement No. 33-77568, on Form S-1, as amended).

             *10.3 Severance Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall.

             *10.4 Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall.

              10.5    Office Lease dated February 28, 1994, by and between
                      First Federal Building, L.C. and Valley Financial
                      Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.5 of Registration Statement
                      No. 33-77568, on Form S-1, as amended).

              10.10   First amendment dated August 5, 1994, to the Office
                      Lease dated February 28, 1994, by and between First
                      Federal Building, L.C. and Valley Financial
                      Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.10 of Form 10-K filed March 30,
                      1995, File No. 33-77568).

              10.12   Second amendment dated December 14, 1994, to the Office
                      Lease dated February 28, 1994, by and between First
                      Federal Building, L.C. and Valley Financial
                      Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.12 of Form 10-K filed March 30,
                      1995, File No. 33-77568).

              10.13   Lease Agreement for office building dated
                      September 20, 1996, by and between Valley Bank,
                      N.A. and Betty J. Burrows.

              21.     Subsidiaries of the Registrant.

              24.     Power of Attorney.

              27.     Financial Data Schedule.

____________
*Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-KSB pursuant to Item 13(a).

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

       None.




                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 25, 1997.


                                       Valley Financial Corporation


                                       By:______________________
                                          Ellis L. Gutshall
                                          President and Chief
                                          Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities indicated as of March 25, 1997.


      Signature                            Title

     ___________________            President, Chief Executive Officer
     (Ellis L. Gutshall)               and Director (Chief Executive Officer)


     ___________________            Executive Vice President, Chief
     (A. Wayne Lewis)                  Operating Officer and Director


     ___________________            Chief Financial Officer
     (A. Wayne Lewis)                  (Principal Financial Officer and
                                        Principal Accounting Officer)


     ___________________            Director
     (Abney S. Boxley, III)





     ___________________*           Director
     (W. Jackson Burrows)


     ___________________*           Director
     (William D. Elliot)


     ___________________*           Director
     (Lawrence H. Hamlar)


     ___________________*           Director
     (Eddie F. Hearp)


     ___________________*           Director
     (Anna L. Lawson)


     ___________________            Director
     (Barbara B. Lemon)


     ___________________*           Director
     (George W. Logan)


     ___________________*           Director
     (Dr. John W. Starr)


     __________________             Director
     (Dr. Ward W. Stevens)


     __________________*            Director
     (Maury L. Strauss)


     __________________*            Director
     (Michael E. Warner)



*By ___________________
    A. Wayne Lewis
    (Attorney in Fact)




                            INDEX TO EXHIBITS

Exhibit                                                               Page
Number     Description                                                Number

3.1 Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 of Registration Statement
           No. 33-77568, on Form S-1, as amended).

3.2        Bylaws (incorporated herein by reference to Exhibit
           No. 3.2 of Registration Statement No. 33-77568, on
           Form S-1, as amended).

10.1 Employment Agreement dated April 8, 1994, by and between the Company and Guy W. Byrd, Jr. (incorporated herein by reference to Exhibit No. 10.1 of Registration
           Statement No. 33-77568, on Form S-1, as amended).

10.2 Employment Agreement dated April 8, 1994, by and between the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit No. 10.2 of Registration
           Statement No. 33-77568, on Form S-1, as amended).

10.3       Severance Agreement dated December 19, 1996, by and          52
           between the Company and Ellis L. Gutshall.

10.4       Stock Option Agreement dated December 19, 1996, by and       62
           between the Company and Ellis L. Gutshall.

10.5       Office Lease dated February 28, 1994, by and between
           First Federal Building, L.C. and Valley Financial
           Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.5 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.10 First amendment dated August 5, 1994, to the Office Lease dated February 28, 1994, by and betwen First Federal
           Building, L.C. and Valley Financial Enterprises, L.C.
           (incorporated herein by reference to Exhibit No. 10.10 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.12      Second amendment dated December 14, 1994, to the Office




           Lease dated February 28, 1994, by and between First Federal
           Building, L.C. and Valley Financial Enterprises, L.C.
           (incorporated herein by reference to Exhibit No. 10.12 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.13      Lease Agreement for office building dated                    66
           September 20, 1996, by and between
           Valley Bank, N.A. and Betty J. Burrows.

21         Subsidiaries of the Registrant.                              69

24         Power of Attorney.                                           70

27         Financial Data Schedule.                                     72





                             EXHIBIT 10.3

                       SEVERANCE AGREEMENT BETWEEN
                       VALLEY FINANCIAL CORPORATION
                         AND ELLIS L. GUTSHALL

     This Severance Agreement ("Agreement"), dated for purposes of identification, December 19, 1996, is made and entered into between Valley
Financial Corporation ("Employer"), a Virginia corporation, and Ellis L.
Gutshall ("Employee").

     WHEREAS, Employee is employed as President and Chief Executive Officer of the Employer; and

     WHEREAS, Employer desires to provide Employee with certain benefits in the event that Employee's employment with Employer is terminated under the circumstances specified in this Agreement;

     WHEREAS, Employee desires to continue employment with Employer and to accept Employer's offer of the benefits specified in this Agreement;

     NOW, THEREFORE, in consideration of the premises and mutual covenants and agreements hereinafter set forth, the parties hereto agree as follows:

     SECTION I. DEFINITIONS. As used in this Agreement, the following capitalized terms have the indicated meanings unless the context clearly requires otherwise:

     A.  "Applicable Federal Rate" has the meaning ascribed to that term in
Section 1274(b)(2)(B) of the Code.

     B.  "Bank Board" means the Board of Directors of any Subsidiary Bank.

     C. "Bank Subsidiary" means Valley Bank, N.A. and any other bank or subsidiary as to which Employer is now or hereafter deemed a bank holding company under the applicable regulations of the Board of Governors of the Federal Reserve System.

     D.  "Board" means the Board of Directors of the Employer.

     E. "Cause" means (i) the willful and continued failure by Employee to substantially perform his duties hereunder (other than any such failure resulting from his incapacity due to physical or mental illness) after a written demand for substantial performance is delivered to the Employee by the Board (excluding Employee) and which failure has not been cured as hereinafter provided, which demand specifically identifies the manner in which the Board believes that Employee has not substantially performed his duties, except to the extent such conduct also constitutes "Cause" under clause E.(ii) (in which case clause E.(ii) shall apply) or (ii) the willful engaging by the Employee in illegal conduct or any conduct which is demonstrably and materially injurious to the Employer or any Bank
Subsidiary. Without limiting the generality of the foregoing, Cause shall include the issuance of a removal order or similar order by a governmental regulatory agency with appropriate jurisdiction prohibiting
Employee from participating in the affairs of the Employer or any Bank
Subsidiary. Any act or failure to act based upon authority given pursuant to a resolution duly adopted by the Board or any Bank Board or based upon the advice of counsel for the Employer or Bank Subsidiary shall be conclusively presumed to be done or omitted to be done by the Employee in good faith and in the best interests of the Employer and Bank Subsidiary.
It is also expressly understood that the Employee's attention to matters not directly related to the business of the Employer or any Bank Subsidiary shall not provide a basis for termination for Cause so long as the Board has approved Employee's engagement in such activities. After the Effective Date, Employee's employment shall not be terminated for Cause unless and until there shall have been delivered to Employee a copy of a resolution duly adopted by the affirmative vote of not less than 75% of the entire membership of the Board (excluding Employee if he is a Board member) at a meeting of the Board called and held for such purpose (after a reasonable notice to Employee and an opportunity for Employee, together with his counsel, to be heard before the Board), finding that in the good faith opinion of the Board the Employee was guilty of conduct set forth above and specifying the particulars thereof in detail. In such event, Employee shall have a reasonable period of time in which to correct the alleged violation, provided, however, that the alleged violation is neither dishonest nor criminal. For purposes of the immediately preceding sentence as well as clause E(i), it is agreed that thirty (30) days after written demand for performance is delivered to the Employee by the Board (excluding Employee if Employee is a Board member) shall be deemed a reasonable time to correct any such alleged violation but if the Board (excluding Employee if Employee is a Board member) determines that Employee is using his best efforts to make such correction and that the alleged violation can be corrected, the Board shall extend the thirty (30) day period by such time as is reasonably necessary for the Employee to effect such correction.




     F. "Change in Control" or "Change in Control of the Employer" means a change of control of a nature that would be required to be reported (assuming such event has not been "previously reported") in response to Item 1(a) of the current report on Form 8-K, as in effect on the date hereof, pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended ("Exchange Act"); provided that, notwithstanding the foregoing and without limitation, such a change in control shall be deemed to have occurred at such time as
(i) any Person is or becomes the "beneficial owner" (as defined in Rule 13d-3 or Rule 13d-5 under the Exchange Act as in effect on January 1,
1994), directly or indirectly of 20% or more of the combined voting power of Employer's voting securities; (ii) the Incumbent Board ceases for any reason to constitute at least the majority of the Board, provided that any person becoming a director subsequent to the Effective Date whose election, or nomination for election by the Employer's shareholders, was approved by a vote of at least 75% of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Employer in which such person is named as a nominee for director, without objection to such nomination) shall be, for purposes of this clause F.(ii) considered as though such person were a member of the Incumbent Board; (iii) all or substantially all of the assets of the Employer or the assets of any Subsidiary Bank(s) which comprise substantially all of the assets of Employer are sold, transferred or conveyed by any means, including but not limited to direct purchase or merger, if the transferee is not controlled by the Employer, control meaning the ownership of more than 50% of the combined voting power of such entity's voting securities; or
(iv) the Employer is merged or consolidated with another corporation or entity and as a result of such merger or consolidation less than 75% of the outstanding voting securities of the surviving or resulting corporation or entity shall be owned in the aggregate by the former shareholders of the Employer. Notwithstanding anything in the foregoing to the contrary, no change in control shall be deemed to have occurred for purposes of this Agreement by virtue of any transaction (x) which results in the Employee or a group of Persons which includes the Employee, acquiring, directly or indirectly, 20% or more of the combined voting power of the Employer's voting securities; (y) arranged or caused by a federal bank regulatory agency possessing appropriate jurisdiction on the grounds of failing financial condition of the Employer or any Subsidiary Bank which results in the acquisition, directly or indirectly, of 20% or more of the combined voting power of the Employer's voting securities by any Person; or (z) which results in the Employer, any subsidiary of the Employer or any profit-sharing plan, employee stock ownership plan or employee benefit plan of the Employer or any of its subsidiaries (or any trustee of or fiduciary with respect to any such plan acting in such capacity) acquiring, directly or indirectly, 20% or more of the combined voting power of the Employer's voting securities.

     G. "Code" means the Internal Revenue Code of 1986, as amended from time to time.




     H. "Date of Termination" means (i) if Employee's employment is terminated by Employee for other than Good Reason, ninety (90) days after Notice of Termination is given; (ii) if Employee's employment is to be terminated for Disability, thirty (30) days after Notice of Termination is given (provided that the Employee shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), or (iii) except as otherwise provided in this paragraph, if Employee's employment is to be terminated by the Employer for Cause or by the Employee for Good Reason, the date specified in the Notice of Termination, (iv) the date of Employee's death, or (v) if Employee's employment is to be terminated by the Employer for any reason other than Cause or Disability, the date specified in the Notice of Termination, which in no event shall be a date earlier than ninety (90) days after the date on which such Notice of Termination is given, unless an earlier date has been expressly agreed to by the Employee in writing either in advance of, or after, receiving such Notice of Termination. In the case of termination of Employee's employment by Employer for Cause, if, after the Effective
Date, Employee has not previously expressly agreed in writing to the termination, then within thirty (30) days after receipt by the Employee of the Notice of Termination by Employer the Employee may notify the Employer that a dispute exists concerning the termination, in which event the Date of Termination shall be either the date set by mutual written consent of the parties or the date the dispute is resolved.
During the pendency of any such dispute, the Employer will continue to be paid his full compensation in effect prior to the time the Notice of Termination is given and until the dispute is resolved.

     I. "Disability" means (i) as a result of Employee's inability due to physical or mental illness, Employee shall have been absent from the full-time performance of his duties with the Employer for six (6) consecutive months, and (ii) within thirty (30) days after Notice of Termination is given Employee shall not have returned to the full-time performance of his duties.

     J. "Effective Date" means the date and time at which a Change of Control occurs with respect to Employer.

     K. "Employer" includes any corporation or other entity which is the surviving or continuing entity in respect of any merger, consolidation or form of business combination in which the Employer ceases to exist.

     L. "Employment Year" means the 12-month period beginning with the Effective Date and each 12-month period beginning on the annual anniversary of such Effective Date thereafter.




     M.  "Good Reason" means:

     (i) An adverse change in Employee's status or position(s) as an officer or director of the Employer or any Bank Subsidiary after a Change of Control including, without limitation, any adverse change in Employee's status or position as a result of a material diminution of his duties or responsibilities (other than, if applicable, any such change directly attributable solely to the fact that the Employer is no longer publicly owned except that Employer or Successor may not use the fact that Employer is no longer publicly owned to justify taking any action mentioned in this Section M. which is detrimental to the Employee or adverse to his best interests) or the assignment to Employee after a Change of Control of any duties or responsibilities which, in Employee's reasonable judgment, are inconsistent with such status or position(s), or any removal of Employee from or any failure to reappoint or reelect
Employee after a Change of Control to such position(s) (except in connection with the termination of Employee's employment for Cause, Disability or Retirement or as a result of Employee's death or by Employee other than for Good Reason);

     (ii) When a Notice of Termination is required hereunder for termination of Employee under this Agreement, any purported termination by the Employer or Successor of the Employee's employment after a Change of Control which is not effected pursuant to a Notice of Termination satisfying the applicable requirements of Section I.O. hereof (and, if applicable, Section I. E. hereof);

     (iii) The failure by Employer or Successor to continue in effect after a Change of Control any Plans in which Employee participates at the time of the Change in Control (or Plans providing
Employee with at least substantially similar benefits) other than as a result of the normal expiration of any such Plan in accordance with its terms as in effect at the time of the Change in Control, or the taking of any action, or the failure to act, by Employer or Successor after a Change of Control which would adversely affect Employee's continued participation in any of such Plans on at least as favorable a basis as existing on the date of the Change in Control or which would materially reduce Employee's benefits in the future under any such Plans or deprive Employee of any material benefit enjoyed by the Employee at the time of the Change in Control;

     (iv) The failure by Employer or Successor after a Change of Control to provide and credit Employee with number of paid vacation days to which Employee would then be entitled in accordance with the Employer's normal vacation policy as in effect at the time of the Change in Control, whichever is greater;




     (v) Employer or Successor requiring the Employee after a Change in Control to be based anywhere other than where his office is located immediately prior to the Change in Control except for required travel on business for the Employer or Successor to an extent substantially consistent with the business travel obligations which Employee undertook on behalf of Employer prior to the Change in Control; or

     (vi) Any refusal by Employer or Successor after a Change in Control to continue to allow Employee to attend to matters or engage in activities not directly related to the business of the Employer or Successor which, prior to the Change in Control of the Employer, Employee was permitted by Employer to attend to or engage in.

     (vii) Termination of employment hereunder by the Employee for any reason other than death or Disability pursuant to a Notice of Termination given during the thirty (30) day period immediately following the first annual anniversary of such Change of Control.

     N.  "Incumbent Board" means the Board as constituted on the date hereof.

     O. "Notice of Termination" means a written notice that indicates the specific termination provision of this Agreement relied upon and sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Employee's employment under the provision so indicated.

     P. "Person" has the meaning ascribed to that term in Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, as amended.

     Q. "Plan" means any compensation plan such as an incentive, bonus, stock option or restricted stock plan, any pension or profit sharing plan or any welfare benefit plan (including, but not limited to health, life or disability insurance).

     R. "Retirement" means Employee's voluntary termination of all employment hereunder after the attainment of age sixty-five (65) or the attainment of age fifty-five (55) having worked full time for the Employer for a period of ten (10) consecutive years.

     S. "Successor" means any Person that succeeds to, or has the practical ability to control (either immediately or with the passage of time) the Employer's business directly, by merger or consolidation, or indirectly by purchase of the Employer's voting securities, all or substantially all of its assets or otherwise.





     SECTION II.  TERMINATION OF EMPLOYMENT AND SEVERANCE.

     A.  Termination For Death, Disability or Retirement or by Employer
For Cause or by Employee for Other Than Good Reason. Upon the Employee's termination of his employment for Retirement or for other than Good
Reason after the Effective Date, upon the termination of Employee's employment by the Employer for Cause after the Effective Date, upon termination for Disability after the Effective Date, or upon Employee's death after the Effective Date, the Employer shall pay the Employee his full base salary through the Date of Termination at the rate in effect at the time Notice of Termination is given (if required) and all other unpaid amounts, if any, to which Employee is entitled as of the Date of Termination under any Plan or arrangement of Employer or Bank at the time such payments are due. No Notice of Termination is required hereunder in the event of Employee's death and the foregoing amounts shall be determined on the date of death, if applicable.

     B. Termination Under Certain Other Circumstances. Upon termination of Employee's employment within thirty-six (36) months after the Effective
Date, unless such termination is (i) because of Employee's death or Retirement, (ii) by Employer for Cause or Disability; or (iii) by
Employee other than for Good Reason, Employer shall pay to Employee an amount equal to 2.99 multiplied by the Employee's annualized includable compensation for the base period, within the meaning of Section
280G(d)(1) of the Code, provided, however that if any of such payment is or will be subject to the excise tax imposed by Section 4999 of the Code or any similar tax that may hereafter be imposed ("Excise Tax") such payment shall be reduced to a smaller amount, even to zero, which smaller amount shall be the largest amount payable under this paragraph that would not be subject in whole or in part to the Excise Tax after considering all other payments to Employee required to be considered under
Section 4999 or 280G of the Code. Such payment shall be referred to as the "Severance Payment."

     In the event that the Severance Payment is subsequently determined to be less than the amount actually paid hereunder, the Employee shall repay the excess to the Employer at the time that the proper amount is finally determined, plus interest on the amount of such repayment at the Applicable Federal Rate. In the event that the Severance Payment is determined to exceed the amount actually paid hereunder, the Employer shall pay Employee such difference plus interest on the amount of such additional payment at the Applicable Federal Rate at the time that the amount of such difference is finally determined.

     In the event that the amount of the Severance Payment exceeds or is less than the amount initially paid, such difference shall constitute a loan by the Employer to the Employee, or by the Employee to the Employer, as the case may be, payable on the fifth (5th) day after demand (together with interest at the Applicable Federal Rate).





     C.  Offset.  The amount of any payment provided for in this
Section II shall not be reduced, offset or subject to recovery by the Employer or Successor by reason of any compensation earned by Employee as the result of employment by another employer after the Date of Termination, or otherwise.

     SECTION III.  EFFECTIVE DATE.

     No provision of this Agreement other than the applicable definitions in Section I, this Section III, Section IV, Section V, Section VII.B.
through D., Section IX and Section X shall take effect and no Person shall have any rights or duties under or in connection with this Agreement until the Effective Date occurs. At the Effective Date, the rights and duties of the parties hereunder shall automatically vest and become fully enforceable in accordance with the terms of this Severance Agreement so long as Employee is, immediately preceding the Effective Date, employed by Employer.

     SECTION IV. BINDING AGREEMENT.

     This Agreement shall inure to the benefit of and be enforceable by Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If Employee should die while any amount would still be payable to Employee hereunder if the Employee had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to Employee's beneficiary designated in writing and delivered to Employer, if any, and if none to Employee's estate.

     SECTION V.  FEES AND EXPENSES.

     Each party shall pay its own legal fees and related or other expenses incurred in connection with this Agreement, whether or not such party prevails, including, without limitation all such fees and expenses, if any, incurred in contesting or disputing any termination or seeking to obtain or enforce any right or benefit provided by this Agreement; provided, however, that, after the Effective Date, the Employer shall pay all legal fees and related expenses incurred by Employee in connection with this Agreement, whether or not Employee prevails, including without limitation all such fees and expenses incurred by Employee in contesting or disputing any termination of Employee or in seeking to obtain or enforce any right or benefit provided by this Agreement.





     SECTION VI.  TAXES.

     All payments to be made to Employee under this Agreement will be subject to required withholding of federal, state and local and employment and other taxes.

     SECTION VII.  MISCELLANEOUS.

     A. Survival. The respective obligations of, and benefits afforded to, Employer and Employee in Sections II, IV.V., VI, VII., VIII., and IX of this Agreement shall survive termination of this Agreement.

     B. Notice. For the purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered to Employee or the Chairman of the Board of Employer or mailed by United States registered mail, return receipt requested, postage prepaid and addressed, in the case of Employer, to the attention of the Chairman of the Board at the following address:

Valley Financial Corporation
36 W. Church Avenue
Roanoke, Virginia 24011

or, in the case of Employee, to the address set forth below the Employee's signature, provided that all notices may be sent to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

     C. Modification; Waiver. No provision of this Agreement may be modified, waived or discharged unless such modification, waiver or discharge is agreed to in writing signed by Employee and the Chairman of the Board of Employer. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of a similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the Commonwealth of Virginia.

     D. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.




     SECTION VIII.  CONFIDENTIALITY; COVENANT NOT TO COMPETE.

     A. Confidentiality. Employee agrees that subsequent to his period of employment with Employer and/or any Bank Subsidiary, he will not at any time communicate or disclose to any unauthorized person, without the written consent of the Employer, any proprietary or other confidential information concerning the Employer or any subsidiary of the Employer, it being understood, however, that the obligations of this Section shall not apply to the extent that the aforesaid matters (i) are disclosed in circumstances where Employee is legally required to do so or (ii) become generally known to and available for use by the public otherwise than by the Employee's wrongful act or omission.

     B.  Covenant Not to Compete.  If the Employee's employment with the
Employer is terminated after the Effective Date by Employee other than for Good Reason or by Employer other than for Cause, the Employee agrees that for a period of 3 years from the date his employment is terminated, he will not, without the consent in writing of the Chairman of the Board of the Employer, become an officer, employee, agent, partner, director or substantial stockholder of any entity engaged in the commercial or retail banking, lending, leasing or trust business within a 100 mile radius of the City of Roanoke, Virginia, or become associated in any substantial manner with any entity in the process of formation to engage in the retail or commercial banking, lending, leasing or trust business, or any group that intends to form any such entity in the geographical area described above.

     C. Relief. In the event of Employee's actual or threatened breach of this Section, the Employer shall be entitled to a preliminary restraining order and an injunction restraining the Employee from violating its provisions. In the event the Employee terminates his employment after the Effective Date for other than Good Reason and his actual date of terminating his employment is less than ninety (90) days after his Notice of Termination, the Employee will pay to the Employer, as liquidated damages and not as a penalty, an amount equal to the Employee's base salary then in effect, computed on a per diem basis, multiplied by ninety (90).

     D. Other Remedies. Nothing in this Agreement shall be construed to prohibit the Employer from pursuing any other available remedies for such breach or threatened breach, including the recovery of damages from the Employee. If at the time of enforcement of this Section a court holds that the duration, scope or area restrictions stated herein are unreasonable under the circumstances then existing and, thus, unenforceable, the Employer and Employee agree that the maximum duration, scope or area reasonable under such circumstances shall be substituted for the stated duration, scope or area.





     SECTION IX.  RELATED AGREEMENTS.

     To the extent that any provision of any other agreement between Employer or any of its subsidiaries and Employee shall limit, qualify or be inconsistent with any provision of this Agreement, then for purposes of this Agreement, while the same shall remain in force, the provision of this Agreement shall control and such provision of such other agreement shall be deemed to have been superseded, and to be of no force or effect, as if such other agreement had been formally amended to the extent necessary to accomplish such purpose.

     SECTION X.  COUNTERPARTS.

     This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of December 19, 1996.


VALLEY FINANCIAL CORPORATION


___________________________
By:/S/William D. Elliot

Its: Chairman, Human Resources Committee


Employee:


__________________________
/S/Ellis L. Gutshall


Address:

_____________________________________

_____________________________________





                          EXHIBIT 10.4

                     STOCK OPTION AGREEMENT

     This Agreement ("Agreement") dated for purposes of identification
December 19, 1996, is made and entered into between Valley Financial
Corporation ("Employer"), a Virginia bank holding company, and Ellis L. Gutshall ("Employee").

     Whereas, Employer has employed Employee as its President and Chief
Executive Officer;

     Whereas, Employer desires to provide a certain benefit to the Employee related to the performance of the Employer and its wholly owned banking subsidiary, Valley Bank, National Association (the "Bank") in the form of a grant of stock options on the terms and conditions herein specified;

     Whereas, Employee is willing to accept the stock options on the terms and conditions provided for herein.

     NOW, THEREFORE, Employer hereby grants to Employee and Employee hereby accepts from Employer the following options to purchase Employer common stock under the following terms and conditions at a purchase price of $10.00 per share:

    1.  The Options

     (a) The option to acquire that number of shares of Employer common stock equal to 1% of the shares of Employer common stock sold pursuant to its initial public offering, rounded to the nearest whole number, exercisable only if the following criteria are met or if the Board of Directors of Employer without the participation of Employee or, in the event Section 4 hereof is effective, any other officer or employee of the Corporation who is a director and who would not be considered disinterested for purposes of Rule 16b-3 of the Securities and Exchange Commission (the
"Board") determines, in its sole discretion, that the Bank has substantially met the following criteria: (A) that the Bank has achieved the final projections contained in the proforma submitted in the Bank's charter application process and approved by the Office of the Comptroller of the Currency insofar as those projections relate to (a) return on average assets, (b) average balance of all deposits, and (c) average balance of all loans; and (B) that the ratio of the Bank's noncurrent loans and leases to its total loans and leases does not exceed that same ratio as determined in the Uniform Bank Performance Report ("UBPR") for the fiscal quarter ending with or immediately prior to a year of operations of the Bank for the banks in the Bank's peer group as defined in the UBPR (the "Option Exercise Criteria") for the Bank's second year of operations.

     (b) The option to acquire that number of shares of Employer common stock equal to 1% of the shares of Employer common stock sold pursuant to its initial public offering, rounded to the nearest whole number, exercisable only if the Board determines, in its sole discretion, that the Bank has substantially achieved the Option Exercise Criteria for its third year of operations.





     (c) The option to acquire that number of shares of Employer common stock equal to 1% of the shares of Employer common stock sold pursuant to its initial public offering, rounded to the nearest whole number, exercisable only if the Board determines, in its sole discretion, that the Bank has substantially achieved the Option Exercise Criteria for its fourth year of operations.

     Each of the three grants of options above are exercisable only after the conditions precedent applicable to such grant have been met. The date upon which the Option Exercise Criteria are in fact met or the date the Board determines that the Option Exercise Criteria have been met with respect to one of the grants for its respective year of operation shall be the "First Date of Exercise" with respect to such grant.

     If the Board determines that the Option Exercise Criteria were not met for the Bank's second year of operation, but subsequently determines that the Option Exercise Criteria were met for either its third or fourth year of operations, then the grant of options pursuant to (a) above shall become exercisable, and the date of such Board determination shall be the First Date of Exercise with respect to such grant. Similarly, should the Board determine that the Option Exercise Criteria for the Bank's third year of operations were not met but that the Option Exercise Criteria for the Bank's fourth year of operation were met, then the options granted pursuant to (b) above shall become exercisable as of the date of such Board determination and such date shall be the First Date of Exercise with respect to such grant.

     2. Term. Each of the three grants of options above are exercisable, in whole or in part, only during a period which begins with the First Date of Exercise with respect to such grant and ends on the ten-year anniversary date thereof, provided, however, that all unexercised options shall expire thirty (30) days after the termination of Employee's employment if such employment is terminated by Employee other than for Good Reason or by Employer for Cause (as those terms are respectively defined in the Severance Agreement of even date between Employer and Employee). In the event of Employee's death, any options held by him which were exercisable at the time of his death may be exercised by the person designated in Employee's will or by the proper legal representative of the Employee.
Any option which is not exercisable at the time of Employee's termination of employment for any reason, including death, shall expire on the date
Employee's employment terminates. No stock option granted hereunder shall be transferable by Employee other than by will, the laws of descent and distribution, pursuant to a qualified domestic relations order as defined in the Internal Revenue Code of 1986, as amended, 26 USC 1, et seq. or Title 1 of the Employee Retirement Income Security Act or the rules thereunder.




    3. Restrictions. The options granted hereunder and the shares of common stock issuable upon exercise of such options have not been registered under the Securities Act of 1933 ("Securities Act"), or under the Blue Sky or other securities laws of any state, and cannot be sold or offered for sale unless subsequently so registered or an exemption from registration is available. Employee understands that these securities are being issued in reliance on Section 4 (2) of the Securities Act and other available exemptions from registration under federal and state securities laws and that he may be required to hold the securities indefinitely. All certificates representing the securities shall be subject to stop transfer orders and shall bear an appropriate restrictive legend. Employee agrees that he will not dispose of any of the securities except in a manner and fashion which is in total compliance with the law and unless and until either
(i) Employer shall have received an opinion of legal counsel satisfactory to it that such disposition does not violate the Securities Act and regulations promulgated thereunder and any applicable state securities laws or regulations, or (ii) the securities have been validly registered under the Securities Act and any applicable state Blue Sky or securities law. The foregoing notwithstanding, Employer shall, at its expense, register any stock issuable pursuant to the exercise of an option hereunder under the Securities Act and any applicable state Blue Sky or securities law upon Employee's request, provided, however, that the federal registration can be accomplished on Form S-8.

    (4) Rule 16b-3. This Section 4 shall only be effective if this Agreement is approved by the affirmative votes of the holders of the majority of the securities of the Employer present, or represented, and entitled to vote at a meeting duly held in accordance with the laws of the Commonwealth of Virginia. Employer agrees to have its shareholders consider this approval at the next following annual meeting of shareholders. The transactions under this Agreement are intended to comply with Rule 16b-3 (or its successor), as amended from time to time, promulgated pursuant to the Exchange Act, and the Employer may, but shall not be required to, submit any proposed amendment to this Agreement to its shareholders for their approval to assure continued compliance if such proposed amendment would (i) materially increase the benefits accruing to Employee under this Agreement;
(ii) materially increase the number of securities which may be issued under this Agreement; or (iii) materially modify the requirements as to eligibility for participation in this Agreement. Furthermore, any portion of this Agreement dealing with the amount and price of securities to be awarded or awarded to Employee, which specifies the timing of awards to Employee, or which sets forth the formula that determines the amount, price and timing using objective criteria such as earnings of the issuer, value of the securities, years of service, job classification, and compensation levels shall not be amended more than once every six months other than to comply with changes in the Code, the Employee
Retirement Income Security Act of 1974, as amended, or the rules promulgated thereunder.

    5. Miscellaneous Considerations. The number of optioned shares shall be adjusted from time to time to prevent dilution or enlargement of Employee's rights caused by stock dividends, stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, reorganizations, liquidations and similar matters. An option may be exercised by giving written notice of exercise to the Employer specifying the number of shares to be purchased and by paying in full in cash the exercise price. Upon notification of the amount due and prior to, or concurrently with, the delivery to Employee of a certificate representing any shares purchased pursuant to the exercise of an Option, Employee shall promptly pay to Employer any amount necessary to satisfy applicable federal, state or local tax requirements.


Valley Financial Corporation


____________________________
By: /S/William D. Elliot



____________________________
/S/Ellis L. Gutshall




                           EXHIBIT 10.13

                          LEASE AGREEMENT


THIS LEASE, made this 20th day of September, 1996, by and between Betty J. Burrows, hereinafter called LESSOR, and Valley Bank,
N.A., a National Banking Association, hereinafter known as Lessee.

                            WITNESSETH:

   That for and in consideration of the premises and mutual covenants and agreements hereinafter set forth Lessor does hereby let and lease unto Lessee that certain building and premises known as 2203 Crystal
Spring Avenue S.W. in the City of Roanoke, Virginia, for a period of twelve (12) years commencing January 1, 1997, at the rental and under the conditions set forth as follows:

   1. Lessee will pay to Lessor as rent during the term of this lease, the following amounts on or before the first day of each month in advance:

      (a) for calendar year 1997, the sum of $855.00 per month;

      (b) for calendar year 1998, the sum of $885.00 per month;

      (c) for calendar year 1999, the sum of $920.00 per month;

      (d) for calendar year 2000, the sum of $955.00 per month;

      (e) for calendar year 2001, the sum of $990.00 per month;

      (f) for calendar year 2002, the sum of $1,025.00 per month;

      (g) for calendar year 2003, the sum of $1,060.00 per month;

      (h) for calendar year 2004, the sum of $1100.00 per month;

      (i) for calendar year 2005, the sum of $1,140.00 per month;

      (j) for calendar year 2006, the sum of $1,180.00 per month;

      (k) for calendar year 2007, the sum of $1,220.00 per month; and

      (l) for calendar year 2008, the sum of $1,260.00 per month.

   2. Lessee is hereby accorded the right and privilege to make such changes, renovations, refurbishings and improvements to the said building and premises as it may reasonably deem necessary or desirable to operate a branch bank in said premises, but Lessee shall make no changes in the basic structure of said building without first securing the written consent of Lessor.



   3. Lessee hereby covenants that it will pay all public utility bills incurred by it as the result of its occupation of said premises.

   4. At the end of the initial term of this lease (December 31, 2008), Lessee shall have at its sole discretion the option to extend the lease for an additional five (5) years with the monthly rental paid to Lessor to be agreed upon by both parties six (6) months prior to expiration of the lease. This renewal option shall be binding upon Lessor only if there has been no change in control of Lessor or Valley Financial
Corporation of a nature that would be required to be reported in response to Item 1(a) of the Current Report on Form 8-K as in effect on the date hereof, pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934, as amended.

   5. The respective obligations of Lessor and Lessee pursuant to this lease shall be contingent upon the satisfaction on December 31, 1996 of both of the following conditions:

      (a) the tenant as of the date hereof, NationsBank of Virginia, N.A.
shall have vacated the premises; and

      (b) Lessor shall have obtained approval from the Office of the Comptroller of the Currency of the United States for it to operate a branch bank in the subject premises, and it shall have not received notification from any other bank regulatory agency that such other bank regulatory agency objects to Lessor establishing a branch bank in the subject premises.

   6. This lease shall be binding and enforceable by and on each of the respective heirs, successors and assigns of Lessor and Lessee.


WITNESS the following signatures and seals:


                                    LESSOR:


                                    ___________________________(SEAL)
                                    /S/Betty J. Burrows


                                    LESSEE:


                                   ___________________________(SEAL)
                                   /S/Ellis L. Gutshall
                                   President and Chief Executive Officer




STATE OF VIRGINIA     )
                      )   To Wit:
CITY OF SALEM         )

   I, Anne L. Patchan, a Notary Public in and for the City and State aforesaid, do hereby certify that Betty J. Burrows, whose name is signed to the foregoing writing bearing the date of September 20, 1996, has this day appeared before me in the City and State aforesaid and acknowledged the same.

   Given under my hand this 1st day of October, 1996.


                               _______________________________
                               /S/Anne L. Patchan
                               Notary Public


   My Commission expires: March 31, 1998


STATE OF VIRGINIA     )
                      ) To Wit:
CITY OF ROANOKE       )

   I, Diane L. Ross, a Notary Public in and for the City and State aforesaid, do hereby certify that Ellis L. Gutshall, whose name is signed to the foregoing writing bearing the date of September 20, 1996, has this day appeared before me in the City and State aforesaid and acknowledged the same.

   Given under my hand this 28th day of October, 1996.


                                  _______________________________
                                  /S/Diane L. Ross
                                  Notary Public


   My Commission expires: February 28, 1998






                          EXHIBIT 21

               SUBSIDIARIES OF THE REGISTRANT


     Valley Bank, N.A. is a subsidiary of the registrant, Valley
Financial Corporation.  Valley Financial Corporation owns 100% of the
Common Stock of the Bank.




                           EXHIBIT 24

                        POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and/or directors of Valley Financial Corporation, a Virginia corporation
("Valley"), does hereby constitute and appoint Ellis L. Gutshall and A.
Wayne Lewis, and each of them (with full power to each of them to act alone), his true and lawful Attorneys in Fact and Agents for him and on his behalf and in his name, place and stead in any and all capacities and particularly as an officer and/or director of Valley, to sign, execute and affix his seal thereto and file any of the documents referred to below:

            Annual Report for the calendar year ended December 31, 1996, on Form 10-K, and any amendments thereto, together with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission and all other appropriate regulatory authorities;

       granting unto said Attorneys and each of them full power and authority to do and perform every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as he himself might or could do if personally present, hereby ratifying and affirming all that said Attorneys in Fact and Agents or each of them may lawfully do or cause to be done by virtue hereof.

       WITNESS the signatures and seals of the undersigned this 16th day of January, 1997.

  ___________________________(SEAL)
  /S/Eddie F. Hearp

  ___________________________(SEAL)
  /S/Anna L. Lawson

  ___________________________(SEAL)
  /S/Michael E. Warner

  ___________________________(SEAL)
  /S/Lawrence H. Hamlar

  ___________________________(SEAL)
  /S/John W. Starr

  ___________________________(SEAL)
  /S/Maury L. Strauss

  ___________________________(SEAL)
  /S/A. Wayne Lewis

  ___________________________(SEAL)
  /S/W. Jackson Burrows

  ___________________________(SEAL)
  /S/George W. Logan

  ___________________________(SEAL)
  /S/Ellis L. Gutshall

  ___________________________(SEAL)
  /S/William D. Elliot





  COMMONWEALTH OF VIRGINIA   )
                             ) to wit:
  CITY OF ROANOKE            )

     I, Diane L. Ross, a Notary Public in and for the jurisdiction aforesaid, do hereby certify that W. Jackson Burrows, William D. Elliot, Ellis L.
Gutshall, Lawrence H. Hamlar, Eddie F. Hearp, Anna L. Lawson, A. Wayne
Lewis, George W. Logan, John W. Starr, Maury L. Strauss and Michael E.
Warner, whose names are signed to the foregoing writing bearing date the 16th day of January, 1997, this day personally appeared before me and acknowledged the same in my City and State aforesaid.

     GIVEN under my hand and seal this 16th day of January, 1997.


                                ____________________________
                                /S/Diane L. Ross
                                Notary Public


                                My commission expires February 28, 1998

(SEAL)





                          EXHIBIT 27

                    FINANCIAL DATA SCHEDULE


[ARTICLE]                           12
[LEGEND]
[RESTATED]
[CIK]                       0000921590
[NAME]                      VALLEY FINANCIAL CORP /VA/
[MULTIPLIER]                      1,000
[FISCAL-YEAR-END]           DEC-31-1996
[PERIOD-START]              JAN-01-1996
[PERIOD-END]                DEC-31-1996
[PERIOD-TYPE]                    12-MOS
[CASH]                            2,149
[INT-BEARING-DEPOSITS]           40,103
[FED-FUNDS-SOLD]                  2,762
[TRADING-ASSETS]                      0
[INVESTMENTS-HELD-FOR-SALE]      11,584
[INVESTMENTS-CARRYING]                0
[INVESTMENTS-MARKET]                  0
[LOANS]                          33,482
[ALLOWANCE]                         328
[TOTAL-ASSETS]                   51,743
[DEPOSITS]                       43,617
[SHORT-TERM]                          0
[LIABILITIES-OTHER]                 773
[LONG-TERM]                           0
[COMMON]                          9,089
[PREFERRED-MANDATORY]                 0
[PREFERRED]                           0
[OTHER-SE]                            0
[TOTAL-LIABILITIES-AND-EQUITY]   51,743
[INTEREST-LOAN]                   2,031
[INTEREST-INVEST]                   584
[INTEREST-OTHER]                      0
[INTEREST-TOTAL]                  2,615
[INTEREST-DEPOSIT]                1,249
[INTEREST-EXPENSE]                1,254
[INTEREST-INCOME-NET]             1,361
[LOAN-LOSSES]                       191
<SECURITIES-GAIN>                     1
[EXPENSE-OTHER]                   1,973
[INCOME-PRETAX]                    (714)
[INCOME-PRE-EXTRAORDINARY]         (714)
[EXTRAORDINARY]                       0
[CHANGES]                             0
[NET-INCOME]                       (714)
[EPS-PRIMARY]                         (.74)
[EPS-DILUTED]                         (.74)
[YIELD-ACTUAL]                        4.07
[LOANS-NON]                           4
[LOANS-PAST]                          0
[LOANS-TROUBLED]                      0
[LOANS-PROBLEM]                       0
[ALLOWANCE-OPEN]                    137
[CHARGE-OFFS]                         0
[RECOVERIES]                          0
[ALLOWANCE-CLOSE]                   328
[ALLOWANCE-DOMESTIC]                328
[ALLOWANCE-FOREIGN]                   0
[ALLOWANCE-UNALLOCATED]               0



                            72

