Form 10KSB/A
period 1996-12-31
VALLEY FINANCIAL CORP /VA/
filed 1997-05-01
CIK 921590

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

 	Securities registered under Section 12(b) of the Act: None Securities registered under Section 12(g) of the Act:
                                           Common Stock, No Par Value

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

              10.13   Office Lease dated September 20, 1996, by and between
                      Valley Bank, N.A. and Betty J. Burrows.

              21.     Subsidiaries of the Company.

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


