Form 10QSB
period 1997-03-31
VALLEY FINANCIAL CORP /VA/
filed 1997-05-12
CIK 921590

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB
             	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           	For the Quarterly Period Ended March 31, 1997

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

At May 12, 1997, 964,040 shares of the issuer's common stock, no par value, were outstanding.

Transitional small business disclosure format:  Yes      No  x  .

                    	VALLEY FINANCIAL CORPORATION
                            FORM 10-QSB
                          	March 31, 1997

                               INDEX


Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                  3
                  Consolidated Statements of Income (Loss)     4
                  Consolidated Statements of Cash Flows        5
                  Notes to Consolidated Financial Statements   6

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                 8

Part II.  OTHER INFORMATION

         Item 5.  Other Information                           12

         Item 6.  Exhibits and Reports on Form 8-K            12

SIGNATURES                                                    13

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       VALLEY FINANCIAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                        March 31      December 31
                                          1997           1996
                                       ----------    -------------
Assets
  Cash and due from banks (note 2)        $1,495           $2,149
  Money market investments:
    Federal funds sold                     1,211            2,762
    Interest-bearing deposits                 40               29
      Total money market investments       1,251            2,791

  Securities available for sale (note 3)  16,494           11,584
  Loans:
    Commercial loans                      11,786           10,591
    Commercial real estate loans           9,559            8,182
    Residential real estate loans         14,876           13,829
    Loans to individuals                   1,155              880
      Total loans                         37,376           33,482
    Less unearned income                     (39)             (33)
    Less allowance for loan losses
     (note 4)                               (364)            (328)
      Total net loans                     36,973           33,121

    Premises and equipment                 1,425            1,397
    Organizational costs                     178              193
    Other assets                             587              508
      Total assets                       $58,403          $51,743

Liabilities and Shareholders' Equity
  Deposits:
    Non-interest bearing demand deposits   4,182            3,514
    Interest bearing demand deposits      12,014            9,063
    Savings deposits                         390              299
    Certificates of deposits>$100,000      5,028            4,442
    Other time deposits                   28,594           26,299
      Total deposits                      50,208           43,617

  Other liabilities                          887              773
    Total liabilities                     51,095           44,390

  Preferred stock, no par value.
   Authorized 10,000,000 shares; none
   issued and outstanding
  Common stock, no par value.
   Authorized 10,000,000 shares; issued
   and outstanding 964,040 at March 31,
   1997 and December 31, 1996 (note 5)     9,089            9,089
  Accumulated deficit                     (1,722)          (1,749)
  Unrealized gains (losses) on securities
   available-for-sale, net of deferred
   tax expense (benefit)                     (59)              13
    Total shareholders' equity             7,308            7,353

       Total liabilities and
        shareholders' equity             $58,403          $51,743


See accompanying notes to consolidated financial statements

                       VALLEY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                (Unaudited)

                                  For the Period       For the Period
                                  January 1, 1997      January 1, 1995
                                     Through              Through
                                  March 31, 1997       March 31, 1996
                                 (in thousands, except per share data)
Interest Income:
  Interest and fees on loans                $740                 $327
  Interest on money market
   investments                                32                   26
  Interest on securities available
   for sale                                  225                   73
    Total interest income                    997                  426

Interest Expense:
  Interest on certificates of
   deposit>$100,000                           61                   31
  Interest on other deposits                 463                  155
    Total interest expense                   524                  186

    Net interest income                      473                  240

Provision for loan losses (note 4)            36                   54

  Net interest income after provision
   for loan losses                           437                  186

Noninterest income:
  Service charges on deposit accounts         23                   10
  Other fee income                            16                    1
  Securities gains                             0                    1
    Total noninterest income:                 39                   12

Noninterest Expense:
  Salaries and employee benefits             212                  205
  Occupancy and equipment expense, net        69                   64
  Data processing expense                     21                   18
  Marketing and advertising expense           33                   27
  Office supply expense                       18                    7
  Other expense                               81                   75
  Amortization of organizational expense      15                   14
    Total noninterest expense                449                  410

Net income (loss)                            $27                ($212)

Net income (loss) per share (note 5)       $0.03               ($0.22)


See accompanying notes to consolidated financial statements

                       VALLEY FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                     For the Period     For the Period
                                     January 1, 1997    January 1, 1996
                                         Through           Through
                                     March 31, 1997     March 31, 1996
                                              (in thousands)
Cash Flows From Operating Activities:
  Net income (loss)                             $27              ($212)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
    Provision for loan losses                    36                 54
    Depreciation and amortization of
     bank premises and equipment                 35                 34
    Amortization of organizational
     expenses                                    15                 14
    Amortization/accretion of premiums/
     discounts, net                              (1)                 6
    Gain on sale of securities                    0                 (1)
    Increase in unearned fees                     6                  0
    Increase in other assets                    (49)              (125)
    Increase (decrease) in other liabilities    121                147

Net cash provided by (used in) operating
 activities                                     190                (83)

Cash Flows From Investing Activities:
  Net decrease in money market investments    1,540                 58
  Purchases of premises and equipment           (63)               (56)
  Purchases of securities available-
   for-sale                                  (6,183)            (1,752)
  Proceeds from sales, calls and
   maturities of securities available-
   for-sale                                   1,165                851
  Net increase in loans                      (3,894)            (5,426)

Net cash used in investing activities        (7,435)            (6,325)

Cash Flows From Financing Activities
  Increase in time deposits greater
   than $100,000                                586              1,349
  Increase in other time deposits             2,295              4,049
  Net increase in other deposits              3,710                790

Net cash provided by financing activites      6,591              6,188

Net Decrease in Cash and Due From Banks        (654)              (220)

Cash and Due From Banks at Beginning of
 Period                                       2,149              1,016

Cash and Due From Baks at End of Period      $1,495               $796


See accompanying notes to consolidated financial statements

                    	VALLEY FINANCIAL CORPORATION

            	Notes to Consolidated Financial Statements
                          	March 31, 1997
                            	(Unaudited)

(In thousands, except share and per share data)


Organization and Summary of Significant Accounting Policies

   (1)	General

       Valley Financial Corporation (the "Company") was incorporated under the laws of the Commonwealth of Virginia on March 15, 1994, primarily to serve as a holding company for Valley Bank, N.A.
       (the "Bank"), which opened for business on May 15, 1995. The Company's fiscal year end is December 31.

       The consolidated financial statements of the Company conform to generally accepted accounting principles and to general banking industry practices. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the financial statements herein have been included. The financial statements herein should be read in conjunction with the Company's 1996 Annual Report on Form 10-KSB.

   (2) Cash and Cash Equivalents

       For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

   (3)	Securities

       The carrying values, unrealized gains, unrealized losses and approximate market values of investment securities at March 31, 1997 are shown in the table below. As of March 31, 1997, investments with an amortized cost of $200,000 were pledged as collateral for public deposits.



Securities held     Amortized   Unrealized   Unrealized   Approximate
to maturity:          Costs       Gains        Losses     Fair Values
----------------    ---------   ----------   ----------   -----------
   U.S. Treasury            0            0            0             0
   U.S. Government
    agencies                0            0            0             0
     Total securities
      held to maturity      0            0            0             0

Securities available for sale:
-----------------------------
   U.S. Treasury         $750           $0           $0          $750
   U.S. Government
    agencies          $13,037           $8         ($94)      $12,951
   States and
    political
    subdivisions       $1,532           $1          ($4)       $1,529
   Corporate debt
    securities           $803           $0           $0          $803

   Equity securities     $461           $0           $0          $461

   Total securities
    available for
    sale              $16,583           $9         ($98)      $16,494
----------------   ----------   ----------   ----------   -----------
   Total securities   $16,583           $9         ($98)      $16,494
----------------   ----------   ----------   ----------   -----------

   (4) Allowance for Loan Losses

       Changes in the allowance for loan losses are as follows:

       Balance at January 1, 1997                 $328
       Provision for loan losses                    36
       Recoveries                                    0
       Charged off loans                             0
       Balance at March 31, 1997                  $364

   (5) Net Income (Loss) Per Share

       Net income (loss) per share is based upon the weighted average number of common shares outstanding during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except share and per share data)

   General. The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of Valley Bank (the "Bank"). The Bank opened for business on May 15, 1995 at its main office in the City of Roanoke, opened its first branch office on September 11, 1995 in the County of Roanoke and opened its second branch office on January 15, 1997 in the City of Roanoke.

                     ANALYSIS OF FINANCIAL CONDITION

   Overview. Total assets at March 31, 1997 were $58,403, up $6,660 or 12.9% from $51,743 at December 31, 1996. The principal components of the Company's increase in assets were loans, which grew during the quarter by $3,894 or 11.6% to $37,376 at March 31 from $33,482 at December 31, and investments, which were $16,494 at March 31, up $4,910 or 42.4% from $11,584 three months earlier. Compared with March 31, 1996, total assets increased by $27,950 or 91.8%, total loans by $18,127 or 94.2% and investments by $10,435 or 168.2%. Large percentage increases in the Bank's various asset and deposit categories from the year-earlier period are reflective of the Bank's relative newness and cannot reasonably be expected to continue over the long term.

   The majority of the increase in loans during the first quarter occurred in the commercial, commercial real estate and home equity line categories. In late 1996, for reasons of asset/liability management and interest rate risk, management determined to restrict the growth of fixed-rate residential real estate loans. Accordingly, this loan category grew only 7.6% during the quarter ended March 31, 1997 over year-end levels.

   Total liabilities at March 31, 1997 were $51,095, up $6,705 or 15.1% from $44,390 at December 31, 1996, with the increase almost entirely represented by growth of $6,591 or 15.1% in deposits. Non-interest bearing demand deposits increased $668 or 19.0% since December 31, and represented 8.3% of total deposits compared with 8.1% three months earlier. Total transaction account deposits increased $3,710 or 28.8% during the quarter, and represented 33% of total deposits at March 31 compared with 29.5% of total deposits at December 31. Management has attempted to reduce the Bank's relative proportion of certificates of deposit in order to enhance the net interest margin. The Bank has no brokered deposits and jumbo certificates, almost all from local customers, represented only 10% of total deposits at March 31, 1997. Compared with March 31, 1996, total deposits increased by $27,903 or 125.1% from their level of $22,305 one year earlier.

   The level of investment securities owned has increased significantly, reflecting the more rapid growth in the Bank's deposit base than in its loan portfolio. Total investment securities were $16,494 at March 31, up

$4,910 or 42.4% from December 31, 1996. Compared with March 31, 1996, investment securities increased by $10,345 or 168.2%. Of the total investment portfolio at March 31, 1997, 83% consists of U.S. Treasury and Agency securities and the average maturity of the Bank's portfolio is slightly less than 3.5 years. All investment securities at March 31 were classified as available-for-sale. This classification in management's opinion is appropriate as it affords maximum flexibility in managing liquidity and funding the Bank's future business growth, although changes in interest rates result in unrealized gains or losses on available-for-sale securities being reflected directly as a component of shareholders' equity.

   Asset Quality. The Company continues to enjoy excellent asset quality. At March 31, 1997, there were no nonperforming assets, compared with $4 at December 31, 1996 and none at March 31, 1996. There were no charge-offs in the first quarter of either 1997 or 1996. The Bank did not have any loans past due more than thirty days and still accruing as of March 31, 1997, December 31, 1996 and March 31, 1996. The allowance for loan losses was $364 as of March 31, 1997, compared with $328 at December 31, 1996 and $191 at March 31, 1996. The allowance represented .98% of total loans outstanding at the end of the first quarter of 1997, and .98% and .99% at December 31,1996 and March 31, 1996, respectively.

   A provision for loan losses of $36 was provided for the first quarter of 1997 in recognition of management's estimate of risks inherent with lending activities. This compares with a provision of $54 for the same period in 1996, when loans increased at a greater rate and a correspondingly larger provision was deemed appropriate. Due to the Bank's limited operating history, management's estimates on which the loan loss provision is premised are based primarily on industry practices, peer group comparisons, knowledge of the individual credits within the loan portfolio and consideration of local economic factors. Although these factors are subjective, management believes the allowance is adequate as of March 31, 1997 and will periodically evaluate the reasonableness of future provisions considering the specific nature of the portfolio, historical operating trends as available and other economic and industry factors.

                        ASSET/LIABILITY MANAGEMENT

   Asset/liability management activities are designed to ensure that adequate liquidity is available to meet loan demand or deposit outflows and, through the management of the Company's interest sensitivity position, to manage the impact of interest rate fluctuations on net interest income. Management periodically assesses interest rate and liquidity risk exposures in relation to present and prospective market and business conditions, and adopts balance sheet management and funding strategies that are intended to maintain potential impacts on earnings and liquidity within acceptable parameters.

   A primary objective in interest rate risk management is the avoidance of wide fluctuations in net interest income through balancing the impact of changes in interest rates on interest-sensitive assets and interest-sensitive liabilities. Management utilizes an outside firm to perform periodic assessments of the impact on the Bank's liquidity and net interest income under various interest rate assumptions.

   Balance sheet repositioning is the most efficient and cost-effective means of managing interest rate risk and is accomplished through strategic repricing of loan and deposit accounts. The intended result of strategic repricing is development of appropriate maturity and repricing streams in those accounts to produce more consistent net interest income during adverse interest rate environments. An example of strategic repricing is management's decision in the latter part of 1996 to raise rates on fixed-rate residential real estate loans, which had the desired effect of significantly slowing growth in that particular loan category.

   Derivatives and Off-Balance Sheet Financial Instruments. The Company to date has not entered into any hedging transactions involving derivatives and off-balance sheet financial instruments, although it may decide at some point in the future that the use of such tools to hedge interest rate risk is an appropriate supplement to balance sheet repositioning through strategic repricing.

                     CAPITAL ADEQUACY AND RESOURCES

   Total shareholders' equity at March 31, 1997 was $7,308, consisting of $9,089 in net proceeds from the Company's initial public offering, reduced by the accumulated deficit of $1,722 and $59 of unrealized losses on securities available-for-sale, net of the related deferred tax benefit. Total shareholders' equity was $7,353 at December 31, 1996 and $7,833 at March 31, 1996.

   In an effort to achieve a measure of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, the federal bank regulatory authorities have adopted risk-based capital adequacy guidelines that redefine traditional capital ratios to take into account assessments of risks related to each balance sheet category, as well as off-balance sheet financing activities. At least 50% of an institution's qualifying capital must be "Core" or "Tier 1" capital, and the balance may be "Supplementary" or "Tier 2" capital. Tier 1 capital is essentially equal to common stockholders' equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. Tier 2 cspital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, term subordinated debt and intermediate-term preferred stock and general reserves for loan and lease losses, although the amount of such reserves included in Tier 2 capital is limited to 1.25% of risk-weighted assets.

   For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:

Ratio         3/31/97        12/31/96        3/31/96        Minimum

Tier 1         17.7%           19.5%          34.5%            3%

Total          18.6%           20.4%          35.4%            8%

Leverage       13.2%           15.0%          30.8%            3%

                 ANALYSIS OF RESULTS OF OPERATIONS

   The Company had net income of $27 for the three months ended March 31, 1997, compared with a net loss of $212 for the same period in 1996. On a per share basis, the Company had net income of $.03 in the first quarter of 1997, compared with a loss of $.22 in the first quarter of 1996. The improvement in profitability is attributable to growth in the Company's earning assets, which generated sufficient interest income to more than offset increases in interest expense and noninterest expenses. Return on average total assets was 0.20% for the period ended March 31, 1997 compared to -3.42% for the same period in 1996. First quarter returns on average total equity for 1997 and 1996 were 1.49% and -10.67%, respectively.

   Net Interest Income. Net interest income was $473 for the three months ended March 31, 1997, compared to $240 for the same period in 1996, an increase of 97.1%. The increase is attributable to growth of 133% in average earning assets, partially offset by a decline in the net interest margin from 4.35% to 3.72%. Even though the yield on average earning assets increased from 7.72% to 7.83% and the cost of funds went up only slightly from 4.55% to 4.56%, the net interest margin went down due to the decline in the relative portion of total funds represented by noninterest bearing demand deposits and capital.

   Noninterest Income. Noninterest income consists of service charges and fees on accounts and other miscellaneous income, and amounted to $39 for the three months ended March 31, 1997, compared with $12 for the comparable period one year earlier, a 225% increase. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

   Noninterest Expense. Noninterest expense was $449 for the first quarter of 1997, an increase of 9.5% or $39 over the same period in 1996. On a quarter-to-quarter basis, personnel expense, the largest component of noninterest expense, increased only $7 or 3.4%, mostly in connection with the opening of the Bank's new South Roanoke office on January 15, 1997. Exclusive of expenses associated with the new South Roanoke office, total noninterest expense for the first three months of 1997 would have been flat from one year earlier, even though the Company was managing approximately $26,000 more in assets and added some $600 in revenue.

                     PART II.  OTHER INFORMATION

Item 5.  Other Information.

None.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  The Company filed the following exhibits for the quarter ended
     March 31, 1997:

     27. Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  VALLEY FINANCIAL CORPORATION



May 12, 1997                      /S/ Ellis L. Gutshall
Date                              Ellis L. Gutshall, President
                                  and Chief Executive Officer


May 12, 1997                      /S/ A. Wayne Lewis
Date                              A. Wayne Lewis, Executive Vice
                                  President and Chief Financial Officer