Form 10QSB
period 1997-06-30
VALLEY FINANCIAL CORP /VA/
filed 1997-08-11
CIK 921590

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB
             	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           	For the Quarterly Period Ended June 30, 1997

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

At August 11, 1997, 964,040 shares of the issuer's common stock, no par value, were outstanding.

Transitional small business disclosure format:  Yes      No  x  .

                    	VALLEY FINANCIAL CORPORATION
                            FORM 10-QSB
                          	June 30, 1997

                               INDEX


Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                  3
                  Consolidated Statements of Income (Loss)     4
                  Consolidated Statements of Cash Flows        6
                  Notes to Consolidated Financial Statements   7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                 9

Part II.  OTHER INFORMATION

         Item 5.  Other Information                           14

         Item 6.  Exhibits and Reports on Form 8-K            14

SIGNATURES                                                    15

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       VALLEY FINANCIAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                         June 30      December 31
                                          1997           1996
                                       ----------    -------------
                                   (in thousands, except share data)
Assets
  Cash and due from banks (note 2)        $1,722           $2,149
  Money market investments:
    Federal funds sold                       800            2,762
    Interest-bearing deposits                 69               29
      Total money market investments         869            2,791

  Securities available for sale (note 3)  17,773           11,584
  Loans:
    Commercial loans                      12,360           10,591
    Commercial real estate loans          11,923            8,183
    Residential real estate loans         16,098           13,828
    Loans to individuals                   1,184              880
      Total loans                         41,565           33,482
    Less unearned income                     (38)             (33)
    Less allowance for loan losses
     (note 4)                               (410)            (328)
      Total net loans                     41,117           33,121

    Premises and equipment                 1,388            1,397
    Organizational costs                     164              193
    Other assets                             659              508
      Total assets                       $63,692          $51,743

Liabilities and Shareholders' Equity
  Deposits:
    Non-interest bearing demand deposits   5,104            3,514
    Interest bearing demand deposits      12,788            9,063
    Savings deposits                         507              299
    Certificates of deposits>$100,000      5,580            4,442
    Other time deposits                   30,989           26,299
      Total deposits                      54,968           43,617

    Short term borrowings                    318                0
    Other liabilities                        939              773
    Total liabilities                     56,225           44,390

  Preferred stock, no par value.
   Authorized 10,000,000 shares; none
   issued and outstanding
  Common stock, no par value.
   Authorized 10,000,000 shares; issued
   and outstanding 964,040 at June 30,
   1997 and December 31, 1996 (note 5)     9,089            9,089
  Accumulated deficit                     (1,620)          (1,749)
  Unrealized gains (losses) on securities
   available-for-sale, net of deferred
   tax expense (benefit)                      (2)              13
    Total shareholders' equity             7,467            7,353

       Total liabilities and
        shareholders' equity             $63,692          $51,743


See accompanying notes to consolidated financial statements

                       VALLEY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                (Unaudited)

                                  For the Period       For the Period
                                  January 1, 1997      January 1, 1996
                                     Through              Through
                                   June 30, 1997       June 30, 1996
                                 (in thousands, except per share data)
Interest Income:
  Interest and fees on loans              $1,617                 $800
  Interest on money market
   investments                                44                   42
  Interest on securities available
   for sale                                  504                  166
    Total interest income                  2,165                1,008

Interest Expense:
  Interest on certificates of
   deposit>$100,000                          133                   74
  Interest on other deposits                 992                  373
  Interest on borrowed funds                   4                    0
    Total interest expense                 1,129                  447

    Net interest income                    1,036                  561

Provision for loan losses (note 4)            82                   98

  Net interest income after provision
   for loan losses                           954                  463

Noninterest income:
  Service charges on deposit accounts         53                   25
  Other fee income                            30                   10
  Securities gains                             0                    1
    Total noninterest income:                 83                   36

Noninterest Expense:
  Compensation expense                       446                  737
  Occupancy and equipment expense, net       141                  132
  Data processing expense                     42                   36
  Marketing and advertising expense           54                   57
  Office supply expense                       27                   14
  Other expense                              169                  148
  Amortization of organizational expense      29                   29
    Total noninterest expense                908                1,153

Net income (loss)                           $129                ($654)

Net income (loss) per share (note 6)       $0.13               ($0.68)


See accompanying notes to consolidated financial statements



                                 For the Period         For the Period
                                  April 1, 1997         April 1, 1996
                                     Through               Through
                                   June 30, 1997         June 30, 1996
                                 (in thousands, except per share data)
Interest Income:
  Interest and fees on loans                $877                 $472
  Interest on money market
   investments                                12                   17
  Interest on securities available
   for sale                                  279                   93
    Total interest income                  1,168                  582

Interest Expense:
  Interest on certificates of
   deposit>$100,000                           72                   43
  Interest on other deposits                 529                  218
  Interest on borrowed funds                   4                    0
    Total interest expense                   605                  261

    Net interest income                      563                  321

Provision for loan losses (note 4)            46                   44

  Net interest income after provision
   for loan losses                           517                  277

Noninterest income:
  Service charges on deposit accounts         30                   15
  Other fee income                            14                    9
  Securities gains                             0                    0
    Total noninterest income:                 44                   24

Noninterest Expense:
  Compensation expense                       234                  532
  Occupancy and equipment expense, net        72                   68
  Data processing expense                     21                   18
  Marketing and advertising expense           21                   31
  Office supply expense                        9                    7
  Other expense                               88                   72
  Amortization of organizational expense      14                   15
    Total noninterest expense                459                  743

Net income (loss)                           $102                ($442)

Net income (loss) per share (note 6)       $0.11               ($0.46)


See accompanying notes to consolidated financial statements

                       VALLEY FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                     For the Period     For the Period
                                     January 1, 1997    January 1, 1996
                                         Through           Through
                                     June 30, 1997     June 30, 1996
                                              (in thousands)
Cash Flows From Operating Activities:
  Net income (loss)                             $129              ($654)
  Adjustments to reconcile net income
   (loss) to net cash used in operating
   activities:
    Provision for loan losses                    82                 98
    Depreciation and amortization of
     bank premises and equipment                 72                 71
    Amortization of organizational
     expenses                                    29                 29
    Amortization/accretion of premiums/
     discounts, net                               4                12
    Gain on sale of securities                    0                 (1)
    Increase in unearned fees                     5                  0
    Increase in other assets                   (150)              (135)
    Increase in other liabilities               186                428

Net cash provided by (used in) operating
 activities                                     357               (152)

Cash Flows From Investing Activities:
  Net decrease in money market investments    1,922                582
  Purchases of premises and equipment           (63)               (65)
  Purchases of securities available-
   for-sale                                  (8,794)            (1,976)
  Proceeds from sales, calls and
   maturities of securities available-
   for-sale                                   2,565              1,551
  Net increase in loans                      (8,083)            (9,791)

Net cash used in investing activities        (12,453)            (9,699)

Cash Flows From Financing Activities
  Increase in time deposits greater
   than $100,000                              1,138              1,656
  Increase in other time deposits             4,690              6,749
  Net increase in other deposits              5,523              2,120
  Increase in short-term borrowings             318                  0

Net cash provided by financing activities    11,669             10,525

Net Increase (Decrease) in Cash and
Due From Banks                                 (427)               674

Cash and Due From Banks at Beginning of
 Period                                       2,149              1,016

Cash and Due From Banks at End of Period     $1,722             $1,690


See accompanying notes to consolidated financial statements

                    VALLEY FINANCIAL CORPORATION

                        Notes to Consolidated Financial Statements
                                    June 30, 1997
                                      (Unaudited)

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

   (3)   Securities

       The amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at June 30, 1997 are shown in the table below. As of June 30, 1997, investments with an amortized cost of $200 were pledged as collateral for public deposits.



Securities held     Amortized   Unrealized   Unrealized   Approximate
to maturity:          Costs       Gains        Losses     Fair Values
----------------    ---------   ----------   ----------   -----------
   U.S. Treasury            0            0            0             0
   U.S. Government
    agencies                0            0            0             0
     Total securities
      held to maturity      0            0            0             0

Securities available for sale:
-----------------------------
   U.S. Treasury         $200           $0           $0          $200
   U.S. Government
    agencies          $12,890           $26         ($28)     $12,888
   Mortgage-backed     $2,028           $0           $0        $2,028
    securities
   States and          $1,382           $0          ($3)       $1,379
    political
    subdivisions
   Corporate debt
    securities           $803           $2           $0          $805
   Equity securities     $473           $0           $0          $473

   Total securities
    available for
    sale              $17,776           $28        ($31)      $17,773
----------------   ----------   ----------   ----------   -----------
   Total securities   $17,776           $28        ($31)      $17,773
----------------   ----------   ----------   ----------   -----------

   (4) Allowance for Loan Losses

       Changes in the allowance for loan losses are as follows:

       Balance at January 1, 1997                 $328
       Provision for loan losses                    82
       Recoveries                                    0
       Charged off loans                             0
       Balance at June 30, 1997                   $410

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

                     ANALYSIS OF FINANCIAL CONDITION

   Overview. Total assets at June 30, 1997 were $63,692, up $11,949 or 23.1% from $51,743 at December 31, 1996. The principal components of the Company's increase in assets were loans, which grew during the first half by $8,083 or 24.1% to $41,565 at June 30 from $33,482 at December 31, and investments, which were $17,773 at June 30, up $6,189 or 53.4% from $11,584 six months earlier. Compared with June 30, 1996, total assets increased by $29,108 or 84.2%, total loans by $17,950 or 76.0% and investments by $12,175 or 217.5%. The large percentage increases in the Bank's various asset and deposit categories from the year-earlier period are reflective of the Bank's relative newness and cannot reasonably be expected to continue over the long term.

   The majority of the increase in loans during the second quarter occurred in the commercial, commercial real estate and home equity line categories. In late 1996, for reasons of asset/liability management and interest rate risk, management determined to restrict the growth of fixed-rate residential real estate loans. Accordingly, this loan category grew only 12.8% during the six months ended June 30, 1997, while total loans were up 24.1%.

   Total liabilities at June 30, 1997 were $56,225, up $11,835 or 26.7% from $44,390 at December 31, 1996, with the increase almost entirely represented by growth of $11,351 or 26.0% in deposits. Non-interest bearing demand deposits increased $1,590 or 45.2% since December 31, and represented 9.3% of total deposits compared with 8.1% six months earlier. Total transaction account deposits increased $5,523 or 27.3% during the six months, and represented 33.5% of total deposits at June 30 compared with 29.5% of total deposits at December 31. Management has attempted to reduce the Bank's relative proportion of certificates of deposit in order to enhance the net interest margin. The Bank has no brokered deposits, and jumbo certificates, almost all from local customers, represented only 10.2% of total deposits at June 30, 1997. Compared with June 30, 1996, total deposits increased by $28,326 or 106.3% from their level of $27,238 one year earlier.

   The level of investment securities owned has increased significantly, reflecting the more rapid growth in the Bank's deposit base than in its loan portfolio. Total investment securities were $17,773 at June 30, up $6,189 or 53.4% from December 31, 1996. Compared with June 30, 1996, investment securities increased by $12,175 or 217.5%. Of the total investment portfolio at June 30, 1997, 85% consists of U.S. Treasury and Agency securities and the average maturity of the Bank's portfolio is slightly less than 6.5 years. All investment securities at June 30 were classified as available-for-sale. This classification in management's opinion is appropriate as it affords maximum flexibility in managing liquidity and funding the Bank's future business growth, although changes in interest rates result in unrealized gains or losses on available-for-sale securities being reflected directly as a component of shareholders' equity.

   Asset Quality. The Company continues to enjoy excellent asset quality. At June 30, 1997, there were no nonperforming assets, compared with $4 at December 31, 1996 and none at June 30, 1996. There were no charge-offs in the first half of either 1997 or 1996. The Bank did not have any loans past due more than thirty days and still accruing as of June 30, 1997, December 31, 1996 or June 30, 1996. The allowance for loan losses was $410 as of June 30, 1997, compared with $328 at December 31, 1996 and $235 at June 30, 1996. The allowance represented .99% of total loans outstanding at the end of the second quarter of 1997, and .98% and .99% at December 31,1996 and June 30, 1996, respectively.

   A provision for loan losses of $82 was provided for the first half of 1997 in recognition of management's estimate of risks inherent with lending activities. This compares with a provision of $98 for the same period in 1996, when loans increased at a greater rate and a correspondingly larger provision was deemed appropriate. Loan loss provision expense for the quarter ended June 30, 1997 was $46, up $2 from the comparable period one year earlier. Due to the Bank's limited operating history, management's estimates on which the loan loss provision is premised are based primarily on industry practices, peer group comparisons, knowledge of the individual credits within the loan portfolio and consideration of local economic factors. Although these factors are subjective, management believes the allowance is adequate as of June 30, 1997 and will periodically evaluate the reasonableness of future provisions considering the specific nature of the portfolio, historical operating trends as available and other economic and industry factors.


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

                     CAPITAL ADEQUACY AND RESOURCES

   Total shareholders' equity at June 30, 1997 was $7,467, consisting of $9,089 in net proceeds from the Company's initial public offering, reduced by the accumulated deficit of $1,620 and $2 of unrealized losses on securities available-for-sale, net of the related deferred tax benefit. Total shareholders' equity was $7,353 at December 31, 1996 and $7,346 at June 30, 1996.

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

   For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:

Ratio         6/30/97        12/31/96        6/30/96        Minimum

Tier 1         16.0%           19.5%          28.3%            3%

Total          16.9%           20.4%          29.2%            8%

Leverage       12.0%           15.0%          22.8%            3%


                 ANALYSIS OF RESULTS OF OPERATIONS

   The Company had net income of $129 for the six months ended June 30, 1997, compared with a net loss of $654 for the same period in 1996. On a per share basis, the Company had net income of $.13 for the first half of 1997, compared with a loss of $.68 in the first half of 1996. The improvement in profitability is attributable to growth in the Company's earning assets, which generated sufficient interest income to more than offset increases in interest expense and noninterest expenses, and to the recognition in June, 1996, of $317 in compensation expense associated with the Company's severance obligation to its former President. Return on average total assets was 0.45% for the six months ended June 30, 1997 compared to -4.64% for the same period in 1996. First quarter returns on average total equity for the first six months of 1997 and 1996 were 3.53% and -17.02%, respectively.

   For the second quarter of 1997, the Company had net income of $102, compared with a loss of $442 for the same period in 1996, which equates to net income of $0.11 per share in the 1997 period and a net loss of $0.46 per share in the 1996 period. Return on average total assets was 0.66% for the three months ended June 30, 1997 compared to -5.58% for the same period in 1996. Return on average total equity for the second quarter of 1997 and 1996 was 5.47% and -23.25%, respectively.

   Net Interest Income. Net interest income was $1,036 for the first six months of 1997 compared to $561 for the same period in 1996, an increase of 84.7%. The increase is attributable to growth of 143% in average earning assets, partially offset by a decline in the net interest margin from 4.41% to 3.81%. Even though the yield on average earning assets increased from 7.92% to 7.96%, the net interest margin went down due to an increase in the cost of funds from 4.43% to 4.57% and a decline from 30% to 20% in the relative portion of total funds represented by noninterest bearing demand deposits and capital.
For the second quarter, net interest income was $563, a 75.4% increase over the $321 reported for the period in 1996. Average earning assets for the quarter increased by 99% over the same quarter in 1996, and the net interest margin went from 4.42% to 3.85%.

   Noninterest Income. Noninterest income consists of service charges and fees on accounts and other miscellaneous income, and amounted to $83 for the six months ended June 30, 1997, compared with $36 for the comparable period one year earlier, a 131% increase. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion. For the three months ended June 30, 1997, noninterest income was $44, an 83% increase from the $24 recorded one year earlier.

   Noninterest Expense. Noninterest expense was $908 for the first six months of 1997, a decrease of 21% or $245 over the same period in 1996. Included in 1996's first-half noninterest expense is $317 nonrecurring compensation expense associated with the Company's severance obligation to its former President. Exclusive of that nonrecurring charge, noninterest expense for the comparable periods would have increased 9% or $72, a figure which includes expenses associated with the opening on January 15, 1997 of the Bank's new South Roanoke office. For the quarter ended June 30, 1997, noninterest expense was $459, a decline of $284 or 38% from the comparable quarter in 1996. Excluding the nonrecurring severance expense recorded in June, 1996, noninterest expense increased only $33 or 8% on a quarter-to-quarter basis, even though the Company was managing approximately $27,238 or 84% more in assets and added some $606 or 100% in revenue.

                     PART II.  OTHER INFORMATION

Item 5.  Other Information.

None.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  The Company filed the following exhibits for the quarter ended
     June 30, 1997:

     27. Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  VALLEY FINANCIAL CORPORATION



August 11, 1997                      /S/ Ellis L. Gutshall
Date                                 Ellis L. Gutshall, President
                                     and Chief Executive Officer


August 11, 1997                     /S/ A. Wayne Lewis
Date                                A. Wayne Lewis, Executive Vice
                                    President and Chief Financial Officer