Form 10QSB
period 1997-09-30
VALLEY FINANCIAL CORP /VA/
filed 1997-11-12
CIK 921590

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB
           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

At November 11, 1997, 964,040 shares of the issuer's common stock, no par value, were outstanding.

Transitional small business disclosure format:  Yes ___  No x.

                          VALLEY FINANCIAL CORPORATION
                                  FORM 10-QSB
                               September 30, 1997

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

                          VALLEY FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                              September 30       December 31
                                                  1997              1996
                                              ____________       ___________
(In thousands, except share data)
Assets
   Cash and due from banks (note 2)             $ 2,168            $ 2,149
   Money market investments:
      Federal funds sold                            750              2,762
      Interest-bearing deposits                       1                 29
                                                _______            _______
         Total money market investments             751              2,791

   Securities available for sale (note 3)        21,357             11,584
     Loans:
      Commercial loans                           14,497             10,591
      Commercial real estate loans               11,772              8,182
      Residential real estate loans              17,170             13,829
      Loans to individuals                        1,306                880
         Total loans                             44,745             33,482
   Less unearned fees                               (37)               (33)
   Less allowance for loan losses (note 4)         (447)              (328)
                                                _______            _______
         Total net loans                         44,261             33,121

   Premises and equipment                         1,351              1,397
   Organizational costs                             150                193
   Other assets                                     651                508
                                                _______            _______
      Total assets                              $70,689            $51,743
                                                =======            =======

Liabilities and Shareholders' Equity
   Deposits:
      Non-interest bearing demand deposits        6,093              3,514
      Interest bearing demand deposits           14,809              9,063
      Savings deposits                              607                299
      Certificates of deposits > $100,000         6,607              4,442
      Other time deposits                        33,928             26,299
                                                _______            _______
         Total deposits                          62,044             43,617

   Short term borrowings                            121                  0
   Other liabilities                                846                773
                                                _______            _______
      Total liabilities                          63,011             44,390

   Preferred stock, no par value.
     Authorized 10,000,000 shares; none
     issued and outstanding
   Common stock, no par value.
     Authorized 10,000,000 shares; issued
     and outstanding 964,040 at September 30,
     1997 and December 31, 1996 (note 5)          9,089              9,089
   Accumulated deficit                           (1,454)            (1,749)
   Unrealized gains (losses) on securities
     available-for-sale, net of deferred
     tax expense (benefit)                           43                 13
      Total shareholders' equity                  7,678              7,353
                                                _______            _______
         Total liabilities and shareholders'
           equity                               $70,689            $51,743
                                                =======            =======

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                        For the Period       For the Period
                                       January 1, 1997      January 1, 1996
                                           Through              Through
                                     September 30, 1997   September 30, 1996
                                     __________________   __________________
(In thousands, except share data)
Interest Income:
   Interest and fees on loans                $2,565              $1,361
   Interest on money market
     investments                                 58                  73
   Interest on securities available-
     for-sale                                   824                 309
                                              _____              ______
      Total interest income                   3,447               1,74

Interest Expense:
   Interest on certificates of
     deposit >$100,000                          218                 123
   Interest on other deposits                 1,587                 692
   Interest on borrowed funds                     6                   0
                                              _____              ______
      Total interest expense                  1,811                 815
                                              _____              ______
      Net interest income                     1,636                 928

Provision for loan losses (note 4)              119                 141
                                              _____              ______
   Net interest income after provision
     for loan losses                          1,517                 787
                                              _____              ______
Noninterest Income:
   Service charges on deposit accounts           84                  39
   Other fee income                              42                  18
   Securities gains                               2                   1
                                              _____              ______
      Total noninterest income                  128                  58

Noninterest Expense:
   Compensation expense                         667                 928
   Occupancy and equipment expense, net         213                 201
   Data processing expense                       64                  55
   Marketing and advertising expense             80                  68
   Office supply expense                         35                  24
   Other expense                                248                 244
   Amortization of organizational
     expense                                     44                  43
                                              _____              ______
      Total noninterest expense               1,351               1,563

Net income (loss)                            $  294               ($718)
                                             ======              ======
Net income (loss) per share (note 6)          $0.30              ($0.74)
                                             ======              ======

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (Unaudited)

                                        For the Period       For the Period
                                         July 1, 1997         July 1, 1996
                                           Through              Through
                                     September 30, 1997   September 30, 1996
                                     __________________   __________________
 (In thousands, except share data)
Interest Income:
   Interest and fees on loans                $  948              $  561
   Interest on money market
     investments                                 14                  31
   Interest on securities available-
     for-sale                                   320                 143
                                              _____              ______
      Total interest income                   1,282                 735

Interest Expense:
   Interest on certificates of
     deposit >$100,000                           85                  49
   Interest on other deposits                   595                 319
   Interest on borrowed funds                     2                   0
                                              _____              ______
      Total interest expense                    682                 368
                                              _____              ______
      Net interest income                       600                 367

Provision for loan losses (note 4)               37                  43
                                              _____              ______
   Net interest income after provision
     for loan losses                            563                 324
                                              _____              ______

Noninterest Income:
   Service charges on deposit accounts           31                  14
   Other fee income                              12                   8
   Securities gains                               2                   0
                                              _____              ______
      Total noninterest income                   45                  22

Noninterest Expense:
   Compensation expense                         221                 191
   Occupancy and equipment expense, net          72                  69
   Data processing expense                       22                  19
   Marketing and advertising expense             26                  10
   Office supply expense                          8                  10
   Other expense                                 79                  96
   Amortization of organizational
     expense                                     15                  14
                                              _____              ______
      Total noninterest expense                 443                 409

Net income (loss)                            $  165                ($63)
                                             ======              ======
Net income (loss) per share (note 6)          $0.17              ($0.07)
                                             ======              ======

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                        For the Period       For the Period
                                       January 1, 1997      January 1, 1996
                                           Through              Through
                                     September 30, 1997   September 30, 1996
                                     __________________   __________________
(In thousands)
Cash Flows From Operating Activities:
   Net income (loss)                        $   294            ($   718)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
      Provision for loan losses                 119                 141
      Depreciation and amortization
        of bank premises and equipment          123                 108
      Amortization of organizational
        expenses                                 43                  43
      Amortization/accretion of
        premiums/discounts, net                   5                  15
      Gain on sale of securities                 (2)                 (1)
      Increase in unearned fees                   4                   -
      Increase in other assets                 (142)               (231)
      Increase (decrease) in other
        liabilities                              51                 526
                                            _______             _______
Net cash used in operating activities           495                (117)
                                            _______             _______

Cash Flows From Investing Activities:
   Net decrease in money market
     investments                              2,040               2,146
   Purchases of premises and equipment          (77)                (67)
   Purchases of securities available-
     for-sale                               (15,997)             (9,023)
   Proceeds from sales, calls and
     maturities of securities available-
     for-sale                                 6,235               2,111
   Net increase in loans                    (11,263)            (14,567)
                                            _______             _______
Net cash used in investing activities       (19,062)            (19,400)
                                            _______             _______

Cash Flows From Financing Activities
   Increase in time deposits greater
     than $100,000                            2,165               1,952
   Increase in other time deposits            7,629              14,008
   Net increase in other deposits             8,633               4,230
   Increase in short-term borrowings            121                   0
                                            _______             _______
Net cash provided by financing activities    18,548              20,190
                                            _______             _______

Net Increase (Decrease) in Cash and Due
  From Banks                                    (19)                673

Cash and Due From Banks at Beginning of
  Period                                      2,149               1,016
                                            _______             _______
Cash and Due From Banks at End of Period    $ 2,168             $ 1,689
                                            =======             =======

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION

                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                  (Unaudited)

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

     (3)  Securities

          The amortized costs, unrealized gains, unrealized losses and approximate fair values of investment securities at September 30, 1997 are shown in the table below. As of September 30, 1997, investments with an amortized cost of $200 were pledged as collateral for public deposits.

                               Amortized  Unrealized  Unrealized  Approximate
Securities held to maturity      Costs       Gains      Losses    Fair Values
___________________________    _________  __________  __________  ___________
U.S. Treasury                        0          0           0             0

U.S. Government agencies             0          0           0             0
                               _______        ___         ___       _______
   Total securities held to
     maturity                        0          0           0             0

Securities available for sale:

U.S. Treasury                  $   200        $ 0         $ 0       $   200

U.S. Government agencies       $15,844        $57        ($15)      $15,886

Mortgage-backed securities     $ 2,476        $14        ($ 1)      $ 2,489

States and political
  subdivisions                 $ 1,612        $ 4         $ 0       $ 1,616

Corporate debt. securities     $   500        $ 2         $ 0       $   502

Equity securities              $   660        $ 4         $ 0       $   664
                               _______        ___         ___       _______
   Total securities
     available for sale        $21,292        $81        ($16)      $21,357
                               _______        ___         ___       _______
Total securities               $21,292        $18        ($16)      $21,357
                               =======        ===         ===       =======

     (4)  Allowance for Loan Losses

          Changes in the allowance for loan losses are as follows:

          Balance at January 1, 1997             $328

          Provision for loan losses               119

          Recoveries                                0

          Charges off loans                         0
                                                 ____
          Balance at September 30, 1997          $447
                                                 ====

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


                        ANALYSIS OF FINANCIAL CONDITION

     Overview. Total assets at September 30, 1997 were $70,689, up $18,946 or 37% from $51,743 at December 31, 1996. The principal components of the Company's increase in assets were loans, which grew during the first nine months by $11,263 or 34% to $44,745 at September 30 from $33,482 at December 31, and investments, which were $21,357 at September 30, up $9,773 or 84% from $11,584 nine months earlier. Compared with September 30, 1996, total assets increased by $26,405 or 60%, total loans by $16,354 or 58% and investments by $9,272 or 77%. The large percentage increases in the Bank's various asset and deposit categories from the year-earlier period are reflective of the Bank's relative newness and cannot reasonably be expected to continue over the long term.

     The majority of the increase in loans during the first nine months occurred in the commercial, commercial real estate and home equity line categories. In late 1996, for reasons of asset/liability management and interest rate risk, management determined to restrict the growth of fixed-rate residential real estate loans. Accordingly, this loan category grew only 19% during the nine months ended September 30, 1997, while total loans were up 34%.

     Total liabilities at September 30, 1997 were $63,011, up $18,621 or 42% from $44,390 at December 31, 1996, with the increase almost entirely represented by growth of $18,427 or 42% in deposits. Non-interest bearing demand deposits increased $2,579 or 73% since December 31, and represented 9.8% of total deposits compared with 8.1% nine months earlier. Total non-maturity deposit accounts increased $8,633 or 67% during the nine months, and represented 35% of total deposits at September 30 compared with 30% of total deposits at December
31. Management has attempted to reduce the Bank's relative proportion of certificates of deposit in order to enhance the net interest margin. The Bank has no brokered deposits, and jumbo certificates, almost all from local customers, represented only 11% of total deposits at September 30, 1997. Compared with September 30, 1996, total deposits increased by $25,378 or 71% from their level of $36,306 one year earlier.

     The level of investment securities owned has increased significantly, largely reflecting the more rapid growth in the Bank's deposit base than in its loan portfolio. Total investment securities were $21,357 at September 30, up $9,773 or 84% from December 31, 1996. Compared with September 30, 1996, investment securities increased by $9,272 or 77%. Of the total investment portfolio at September 30, 1997, 87% consists of U.S. Treasury and Agency securities and the weighted average maturity of the Bank's portfolio is 7.5 years. All investment securities at September 30 were classified as available-for-sale. This classification in management's opinion is appropriate as it affords maximum flexibility in managing liquidity and funding the Bank's future business growth, although changes in interest rates result in unrealized gains or losses on available-for-sale securities being reflected directly as a component of shareholders' equity.

     Asset Quality. The Company continues to enjoy excellent asset quality. At September 30, 1997, there were no nonperforming assets, compared with $4 at December 31, 1996 and none at September 30, 1996. There were no charge-offs in the first nine months of either 1997 or 1996. The Bank did not have any loans past due more than thirty days and still accruing as of September 30, 1997, December 31, 1996 or September 30, 1996. The allowance for loan losses was $447 as of September 30, 1997, compared with $328 at December 31, 1996 and $279 at September 30, 1996. The allowance represented 1.01% of net loans outstanding at the end of the third quarter of 1997, and .99% and .99% at December 31,1996 and September 30, 1996, respectively.

     A provision for loan losses of $119 was provided for the first nine months of 1997 in recognition of management's estimate of risks inherent with lending activities. This compares with a provision of $141 for the same period in 1996, when loans increased at a greater rate and a correspondingly larger provision was deemed appropriate. Loan loss provision expense for the quarter ended September 30, 1997 was $37, down $6 from the comparable period one year earlier.
 Due to the Bank's limited operating history, management's estimates on which the loan loss provision is premised are based primarily on industry practices, peer group comparisons, knowledge of the individual credits within the loan portfolio and consideration of local economic factors. Although these factors are subjective, management believes the allowance is adequate as of September 30, 1997 and will periodically evaluate the reasonableness of future provisions considering the specific nature of the portfolio, historical operating trends as available and other economic and industry factors.


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

                         CAPITAL ADEQUACY AND RESOURCES

     Total shareholders' equity at September 30, 1997 was $7,678, consisting of $9,089 in net proceeds from the Company's initial public offering, reduced by the accumulated deficit of $1,454 and increased by $43 of unrealized gains on securities available-for-sale, net of the related deferred tax liability. Total shareholders' equity was $7,353 at December 31, 1996 and $7,284 at September 30, 1996.

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

     For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:


Ratio             9/30/97     12/31/96     9/30/96    Minimum
_____             _______     ________     _______    _______
Tier 1             15.4%        19.5%       22.7%        4%

Total              16.3%        20.4%       23.6%        8%

Leverage           11.2%        15.0%       17.8%        3%


                       ANALYSIS OF RESULTS OF OPERATIONS

     The Company had net income of $294 for the nine months ended September 30, 1997, compared with a net loss of $718 for the same period in 1996. On a per share basis, the Company had net income of $.30 for the first nine months of 1997, compared with a loss of $.74 in the same period in 1996. The improvement in profitability is attributable to growth in the Company's earning assets, which generated sufficient interest income to more than offset increases in interest expense and noninterest expenses, and to the recognition in June, 1996 of $317 in compensation expense associated with the Company's severance obligation to its former President. Return on average total assets was 0.65% for the nine months ended September 30, 1997 compared with -3.22% for the same period in 1996. Return on average total equity for the first nine months of 1997 and 1996 was 5.30% and -13.64%, respectively.

     For the third quarter of 1997, the Company had net income of $165, compared with a loss of $63 for the same period in 1996, which equates to net income of $0.17 per share in the 1997 period and a net loss of $0.07 per share in the 1996 period. Return on average total assets was 0.98% for the three months ended September 30, 1997 compared to -0.62% for the same period in 1996. Return on average total equity for the third quarter of 1997 and 1996 was 8.71% and - 3.42%, respectively.

     Net Interest Income. Net interest income was $1,636 for the first nine months of 1997 compared to $928 for the same period in 1996, an increase of 76%.
 The increase is attributable to growth of 96% in average earning assets, partially offset by a decline in the net interest margin from 4.18% to 3.77%. Even though the yield on average earning assets increased from 7.85% to 7.95%, the net interest margin went down due to an increase in the cost of funds from 4.46% to 4.58% and a decline from 33% to 20% in the relative portion of total funds represented by average noninterest bearing demand deposits and capital. For the third quarter, net interest income was $600, a 64% increase over the $367 reported for the period in 1996. Average earning assets for the quarter increased by 70% over the same quarter in 1996, and the net interest margin went from 3.86% to 3.70%.

     Noninterest Income. Noninterest income consists of service charges and fees on accounts and other miscellaneous income, and amounted to $128 for the nine months ended September 30, 1997, compared with $58 for the comparable period one year earlier, a 121% increase. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion. For the three months ended September 30, 1997, noninterest income was $45, a 105% increase from the $22 recorded one year earlier.

     Noninterest Expense. Noninterest expense was $1,351 for the first nine months of 1997, a decrease of 14% or $212 over the same period in 1996.
Included in 1996's noninterest expense for the first nine months is $317 in nonrecurring compensation expense associated with the Company's severance obligation to its former President. Exclusive of that nonrecurring charge, noninterest expense for the comparable periods would have increased 8% or $105, a figure which includes expenses associated with the opening on January 15, 1997 of the Bank's new South Roanoke office. For the quarter ended September 30, 1997, noninterest expense was $443, an increase of only $34 or 8% from the comparable quarter in 1996, even though the Company was managing approximately $26,405 or 60% more in assets and added some $570 or 75% in revenue.

                          PART II.  OTHER INFORMATION


Item 5.  Other Information.

None.


Item 6.  Exhibits and Reports on Form 8-K.

(a) The Company filed the following exhibits for the quarter ended September 30, 1997:

     27.  Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              VALLEY FINANCIAL CORPORATION



November 12, 1997              /s/ Ellis L. Gutshall
Date                          ________________________________
                              Ellis L. Gutshall, President
                              and Chief Executive Officer



November 12, 1997             /s/ A. Wayne Lewis
Date                          ________________________________
                              A. Wayne Lewis, Executive
                              Vice President and Chief
                              Financial Officer