Form 10KSB
period 1997-12-31
VALLEY FINANCIAL CORP /VA/
filed 1998-03-30
CIK 921590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock, No Par Value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were $4,984,000.

The aggregate market value of the voting stock held by non-affiliates of the Company (577,459 shares) based on the $15.00 per share last trade price quoted by the OTC Bulletin Board on March 24, 1998, was $8,361,885. At March 24, 1998, 964,040 shares of the registrant's common stock were issued and outstanding.

                     Documents incorporated by reference:

The issuer's Proxy Statement dated March 13, 1998 is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11 and 12.

Transitional Small Business Disclosure Format (check one):  Yes ___  No _X_

                          VALLEY FINANCIAL CORPORATION
                                  FORM 10-KSB
                               December 31, 1997

                                     INDEX


PART I.
     Item 1.   Description of Business.                              3
     Item 2.   Description of Property.                             10
     Item 3.   Legal Proceedings.                                   11
     Item 4.   Submission of Matters to a Vote of
               Security Holders.                                    11

PART.     II.
     Item 5.   Market for Common Equity and Related
               Stockholder Matters.                                 11
     Item 6.   Management's Discussion and Analysis or Plan
               of Operation.                                        12
     Item 7.   Financial Statements.                                22
     Item 8.   Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure.              49

PART III.
     Item 9.   Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act.                                 49
     Item 10.  Executive Compensation.                              49
     Item 11.  Security Ownership of Certain Beneficial
               Owners and Management.                               49
     Item 12.  Certain Relationships and Related Transactions       49
     Item 13.  Exhibits and Reports on Form 8-K.                    49

SIGNATURES                                                          52

EXHIBIT INDEX                                                       54

                                    PART I.

Item 1.  Description of Business.

Valley Financial Corporation (the "Company") was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of Valley Bank, N.A. (the "Bank"). The Bank opened for business on May 15, 1995 at its main office in the City of Roanoke, opened its second office on September 11, 1995 in the County of Roanoke, and its third office on January 15, 1997, in the City of Roanoke. In January 1998, the Bank opened a loan production office in the City of Salem.

The Bank is a national banking association organized under the laws of the United States, and engages in the business of commercial banking. Its deposits are insured by the FDIC and it is a member of the Federal Reserve System. The Company presently engages in no business other than owning and managing the Bank.

Location and Service Area

The Bank's primary service area consists of the cities of Roanoke and Salem and Roanoke County, Virginia, where it conducts a general commercial banking business while emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals. The Bank operates from its main office at 36 Church Avenue, SW in the City of Roanoke, its branch offices at 4467 Starkey Road, SW in the County of Roanoke and 2203 Crystal Spring Avenue, SW in the City of Roanoke, and its loan production office at 302 East Main Street in the City of Salem.

The Roanoke Metropolitan Statistical Area (MSA) is the regional center for southwest Virginia, and is located approximately 165 miles west of Richmond, Virginia, 178 miles northwest of Charlotte, North Carolina, 178 miles east of Charleston, West Virginia and 222 miles southwest of Washington, D.C. Hollins College and Roanoke College, with student enrollments of approximately 1,100 and 1,700, respectively, are located in the Roanoke MSA. Virginia Polytechnic Institute & State University, with a student body of some 22,500, is approximately a 45-minute drive away.

The population in the Roanoke MSA was estimated at 231,100 in 1995 with per capita income of $22,407. Although the Roanoke MSA's growth typically is slower than that in the Commonwealth overall and in other key Virginia markets in particular, the Virginia Employment Commission reported in 1997 that the area, in the previous three years, enjoyed a 5.5% job growth rate compared with a 4.7% growth rate for the state as a whole. The Roanoke MSA had an unemployment rate of 2.8% in January 1998, compared with 5.2% nationally and second only to Northern Virginia as the lowest in Virginia among major metropolitan areas.

With over 6,000 businesses, Roanoke City, Roanoke County and Salem City combined ranked fourth in the Commonwealth in terms of the number of businesses and had a total market payroll of approximately $2.2 billion. The business community in the Roanoke MSA is well diversified by industry group. The principal components of the economy are retail trade, services, transportation, manufacturing and finance, insurance and real estate. The Roanoke MSA's position as a regional center creates a strong medical, legal and business professional community. Carilion Health System and Lewis-Gale Hospital are among Roanoke's largest employers. Other large employers include Norfolk Southern Corporation, General Electric Co., First Union Corporation, The Kroger Co., Veterans Administration Hospital and American Electric Power.

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

The Bank's lending activities are subject to a variety of lending limits imposed by federal laws and regulations. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general the Bank is subject to a loan-to-one borrower limit of an amount equal to (i) 15% of the Bank's unimpaired capital and surplus in the case of loans which are not fully secured by readily marketable collateral, or (ii) 25% of the unimpaired capital and surplus if the excess over 15% is fully secured by readily marketable collateral. The Bank may not make any extensions of credit to any director, executive officer, or principal shareholder of the Bank or the Company, or to any related interest of such person, unless the extension of credit is approved by the Board of Directors of the Bank and is made on terms not more favorable to such person than would be available to an unaffiliated party.

Other Bank services include safe deposit boxes, certain cash management services, travelers checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. The Bank is associated with the Honor, Cirrus and The Exchange shared networks of automated teller machines that may be used by Bank customers throughout Virginia and other regions. The Bank also offers VISA and MasterCard credit card services.

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

Competition

The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds, and other institutions operating in the Roanoke MSA and elsewhere. In addition, large borrowers increasingly are obtaining financing directly by issuing commercial paper without the involvement of banks.

The Bank's market area is a highly concentrated, highly branched banking market.
 As of March 15, 1998, there were fifteen commercial banks and savings associations operating a total of approximately 100 offices in Roanoke City, Roanoke County and Salem City. The only locally owned and operated commercial banks are the Bank and Salem Bank & Trust Company. Crestar Bank is a statewide bank based in Richmond and First Virginia Bank-Southwest is a subsidiary of a holding company headquartered in Falls Church, Virginia. NationsBank, First

Union National Bank, Wachovia Bank, First Citizens Bank and BB&T Bank all are subsidiaries of holding companies headquartered in North Carolina. In addition, three out-of-town Virginia based community banks, Bank of Floyd, First National Bank of Rocky Mount and The Bank of Fincastle, each has opened one branch in the Bank's market area.

Also, numerous credit unions in the aggregate operate additional offices in the Roanoke MSA. Further, various other financial companies, ranging from local to national firms, provide financial services to residents of the Bank's market area.

The Company believes that the Bank will be able to compete effectively in this market, and that the community will react favorably to the Bank's community bank focus and emphasis on service to small businesses, individuals and professional concerns.

Employees

At December 31, 1997, the Bank had twenty-six full-time employees, including its officers. The Company does not have any regular employees other than its officers.

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

The Company

Because it owns all of the outstanding common stock of the Bank, the Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956, as amended (the "BHCA"), and Chapter 13 of the Virginia Banking Act, as amended (the "Virginia Act").

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

Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more that 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Federal Reserve imposes certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to the Company, although the ability of the Bank to pay dividends is subject to regulatory restrictions. The Company is also able to raise capital for contributions to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

The Bank

General. The Bank operates as a national banking association organized under the laws of the United States and is subject to examination by the OCC. The OCC regulates or monitors all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, and maintenance of books and records. The Bank must maintain certain minimum capital ratios and is subject to certain limits on aggregate investments in real estate, bank premises and furniture and fixtures. The Bank is required to prepare quarterly reports on the Bank's financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the OCC. The Bank also is required by the OCC to adopt internal control structures and procedures in order to safeguard assets and monitor and reduce risk exposure. While considered appropriate for the safety and soundness of banks, these requirements adversely impact overhead costs.

The FDIC establishes rates for the payment of premiums by federally-insured banks for deposit insurance. A Bank Insurance Fund (the "BIF") is maintained for commercial banks with insurance premiums from the industry used to offset losses from insurance payouts when banks fail. Due to the high rate of failures in the late 1980's and early 1990's, the fees that commercial banks paid to the BIF increased significantly. In 1995, in light of the banking industry's improved health and recapitalization of the FDIC insurance fund, the FDIC announced a proposal to lower banks' deposit insurance premiums to a rate of as low as $.04 per $100 of insured deposits, and the Bank was assessed at that rate in 1995. For 1996, the Bank was assessed for deposit insurance at a rate of $.00 per $100 of insured deposits, but was subject to a statutory minimum payment of $2,000. The statutory minimum has now been eliminated, so the Bank's deposit insurance premium for 1997 was zero; however, the Bank in 1997 was assessed approximately $6,000 in connection with interest on the so-called FICO bonds issued by the federal government to finance the savings and loan industry bailout. Deposit insurance premiums vary with the financial strength of the banking industry and there can be no assurance that premiums will remain at their current low levels.

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

Branching. The Bank may branch without geographic restriction in Virginia. The Virginia Act permits statewide branching for Virginia state banks and, as a national bank located in Virginia, these state branch banking laws also apply to the Bank. On September 29, 1994, the federal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") was enacted and became effective in Virginia on July 1, 1995. The Interstate Act allows bank holding companies to acquire banks in any state, without regard to state law, except for state laws relating to the minimum amount of time a bank must be in existence to be acquired. Under the Virginia Act, a Virginia bank or all the subsidiaries of a Virginia bank holding company sought to be acquired must have been in continuous operation for more than two years before the date of such proposed acquisition.

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

Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. These laws restrict the interest and charges which the Bank may impose for certain loans and thereby affect the Bank's interest income. The Bank's loan operations also are subject to certain federal laws applicable to credit transactions, such as the Truth in Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act governing the use and provision of information to credit reporting agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Truth in Savings Act, which governs disclosure and advertisement of yields and costs of deposits and deposit accounts, the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services, the Expedited Funds Availability Act and Regulation CC issued by the Federal Reserve to implement that Act, which govern the availability of funds, return of checks, the settlement of checks, check endorsement and presentment and notification of nonpayment, and the Bank Secrecy Act, which requires reporting to the federal government of cash transactions exceeding $10,000.

Dividends. At present, the Company's revenues consist of interest and dividends on investments. In the future, it is expected that the principal source of the Company's revenues will be dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company will depend on the Bank's earnings and capital position and is limited by federal law, regulations and policies. A national bank may not pay dividends from its capital; all dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of (i) the preceding two consecutive half-year periods (in the case of an annual dividend) or (ii) the preceding half-year period (in the case of a quarterly or semiannual dividend).
 The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. The Bank may not pay a dividend if, after giving effect to the dividend, the Bank would be undercapitalized. The Company does not anticipate paying cash dividends to shareholders in the near term. See "Capital Regulations" below, "Item 5. Market for Common Equity and Related Matters" and Note 8 to the Consolidated Financial Statements.

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

At December 31, 1997, the Company and the Bank had the following risk-based capital and leverage ratios relative to regulatory minimums:


         Ratio          Company            Bank            Minimum
         -----          -------            ----            -------
         Tier 1          15.7%             13.4%             4%

         Total           16.5%             14.3%             8%

         Leverage        11.5%              9.9%             4%


The regulations define five categories of compliance with regulatory capital requirements, ranging from "well-capitalized" to "critically undercapitalized."
 To qualify as a "well-capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1997, both the Company and the Bank qualified as "well-capitalized" institutions (see Note 8 to the Consolidated Financial Statements).

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


Item 2.  Description of Property.

The Bank's main office is located in a seven-story office building at 36 Church Avenue, SW, in downtown Roanoke, Virginia 24011. The Bank leases approximately 8,148 square feet of newly-renovated office space on the first floor of this facility. The lease commenced April 1, 1995, and has an initial base term expiring December 31, 1999, renewable for two five-year terms at the Bank's option. Annual base rent on the leased space is $82,370, payable in equal monthly installments of $6,864. The Bank also is responsible for paying a pro rata share of certain operating costs associated with the leased space. Under the lease, the Bank is granted a right of first refusal to lease approximately 2,900 square feet of space on the mezzanine level. The cost of leasehold improvements to the leased premises, net of accumulated amortization, was $220,606 at December 31, 1997.

The Bank's Starkey Road office is a newly-constructed 2,700 square foot building located on a one-acre site at 4467 Starkey Road in southwest Roanoke County (Tanglewood Mall area). The Company acquired the site for cash in the amount of $272,250, and total cost of the facility constructed thereon, net of accumulated depreciation, was $440,267 at December 31, 1997.

The Bank's South Roanoke Office is a newly-renovated 914 square foot facility that the Bank leases at a 1998 annual rate of $10,620, payable in equal monthly installments of $885. The Bank is also responsible for utilities. The lease commenced January 1, 1997, and has an initial term of twelve years with one five-year renewal option. The cost of leasehold improvements to the leased premises, net of accumulated amortization, was $9,603 at December 31, 1997.

The Salem loan production office is in a downtown building converted to office suites. The Bank leases approximately 200 square feet for $100 per month on a month-to-month lease.

In the opinion of management of the Company, its properties are adequate for its current operations and adequately covered by insurance.


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


                                    PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information. The Company's Articles of Incorporation authorize it to issue up to 10,000,000 shares of Common Stock, no par value, of which 964,040 shares were issued and outstanding at March 24, 1998.

The Common Stock is quoted under the symbol VYFC on the OTC Bulletin Board, an electronic quotation and trade reporting service of the National Association of Securities Dealers. According to information obtained by Company management and believed to be reliable, the quarterly range of closing prices per share for the Common Stock during the last two fiscal years was as follows:


        1997     Quarter Ended      High Close          Low Close
                 -------------      ----------          ---------
                   03/31/97           $11.50              $9.75
                   06/30/97           $11.25             $10.00
                   09/30/97           $14.00             $10.00
                   12/31/97           $13.00             $11.00

        1996     Quarter Ended      High Close          Low Close
                 -------------      ----------          ---------

                   03/31/96           $11.25              $9.50
                   06/30/96           $10.625             $7.75
                   09/30/96           $11.00              $8.75
                   12/31/96           $11.00              $9.00


Holders. At March 24, 1998, there were approximately 625 holders of record of the Company's outstanding Common Stock.

Dividends. The Company has not paid any dividends and does not anticipate paying any cash dividends to shareholders in the near term. The Bank's and the Company's earnings will be retained for several years following the Bank's opening, and perhaps longer, to expand the Bank's capital base and to support future growth. See "Supervision and Regulation" and Note 8 to the Consolidated Financial Statements for restrictions on the payment of dividends.


Item 6. Management's Discussion and Analysis (000's omitted, except for share and per share information).

The following is management's discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 1997 and 1996. The discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

Overview

The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995. In July 1995, the Company completed its initial public offering of 964,040 shares of its common stock, no par value, at a price of $10.00 per share. The Offering resulted in gross proceeds to the Company of $9,640, reduced by $551 of direct stock issuance costs associated with the Offering, for net proceeds of $9,089. Of the net proceeds of the Offering, $7,900 has been invested in the Bank as equity capital and the remainder retained at the parent company for working capital needs and future financial flexibility.

Total assets at December 31, 1997 were $74,677, up 44% from $51,743 at December 31, 1996. The principal components of the Company's assets at the end of the period were $21,144 in securities available-for-sale and $46,647 in gross loans.
 Total liabilities at December 31, 1997 were $66,398, up 50% from $44,390 one year earlier, with the increase almost entirely represented by $21,971 growth in deposits.

Total shareholders' equity at December 31, 1997 was $8,279, consisting of $9,089 in net proceeds from the Company's initial public offering, reduced by the accumulated deficit of $866 and including $56 of unrealized gains on securities available-for-sale, net of related deferred tax expense. At December 31, 1996, total shareholder's equity was $7,353.

The Company had net income of $883 for the year ended December 31, 1997, compared with a $714 net loss recorded for the year ended December 31, 1996.
The significant improvement in profitability results from higher net interest income partially offset by increased noninterest expenses in virtually all categories except compensation expense, as well as a $397 income tax benefit associated with the recognition of deferred tax assets, including the Company's available net operating loss carryforwards. The 1996 net loss would have been significantly less except for total severance costs of $326 associated with the termination of employment on June 20, 1996 of the Company's former President and Chief Executive Officer.

Profitability as measured by the Company's return on average assets ("ROA") was 1.40% in 1997 and return on average equity ("ROE") was 11.79% in 1997. The loss for 1996 makes comparison to the prior year not meaningful. Excluding the income tax benefit referred to above, ROA in 1997 would have been .77% and ROE would have been 6.48%.

Results of Operations

Net Interest Income. Net interest income is the amount by which interest and fees generated from loans and investments exceeds the interest expense associated with funding those assets, and represents the principal source of earnings for the Company. Changes in the volume and mix of earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Changes in the interest rate environment and the Company's cost of funds also affect net interest income.

Net interest income was $2,295 for 1997 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. 1997's net interest income increased 69% from $1,361 in 1996. Total interest income was $4,806 for 1997, up $2,191 or 84% over $2,615 in 1996.
 The increase is a result of the Bank's reinvestment of deposit growth into loans and securities. The net interest margin was 3.80% for the year ended December 31, 1997, a decline from the 4.09% reported for 1996. The decline in the margin from year to year is attributable to higher deposit costs and a smaller relative share of the Company's total funds being provided by capital funds as rapid growth has occurred.

The following table presents the major categories of interest-earning assets, interest-bearing liabilities and shareholders' equity with corresponding average balances, related interest income or expense and resulting yields and rates for the periods indicated.

                        ANALYSIS OF NET INTEREST INCOME

                                       Years Ended December 31,
                          ----------------------------------------------------
                                     1997                      1996
                          -------------------------  -------------------------
                          Average  Interest  Rate    Average  Interest  Rate
Assets                    Balance  Income    Earned  Balance  Income    Earned
------------------------------------------------------------------------------
Interest-earnings assets:
   Loans(2)               $41,080     3,558   8.66%   23,703     2,031   8.57%
Investment securities:
   Taxable                 17,995     1,180   6.56%    8,128       505   6.21%
Money market investments    1,276        68   5.33%    1,410        79   5.60%
-------------------------------------------          -----------------
Total interest-earning
 assets                    60,351     4,806   7.96%   33,241     2,615   7.87%

Other assets:
   Reserve for loan
    losses                   (400)                      (234)
   Cash and due from
    banks                   2,437                      2,569
   Other assets, net        1,168                        614
----------------------------------                   --------
Total assets              $63,556                    $36,190
----------------------------------                   --------



Liabilities and Stockholders' Equity
------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings and NOW        $13,539       485   3.58%    6,453       215   3.33%
   Time                    36,541     2,017   5.52%   18,875     1,034   5.48%
   Other borrowings           154         9   5.84%       94         5   5.72%
-------------------------------------------          -----------------
Total interest-bearing
 liabilities               50,234     2,511   5.00%   25,422     1,254   4.93%

Noninterest-bearing liabilities:
   Demand deposits          4,931                      2,617
   Other liabilities          886                        535
---------------------------------                    -------
Total liabilities          56,051                     28,574

Stockholders' equity:       7,505                      7,616
---------------------------------                    -------
Total liabilities and
 stockholders' equity     $63,556                    $36,190
---------------------------------                    -------
Net interest income                 $ 2,295                    $ 1,361
                                    -------                    -------
Net interest margin(3)                        3.80%                      4.09%
                                              -----                      -----

--------------------------
(1)  Averages are daily averages.
(2) Loan interest income includes loan fees of $85 and $71 for the years 1997 and 1996, respectively.
(3) The net interest margin is calculated by dividing net interest income by average total earning assets.

As discussed above, the Company's net interest income is affected by the change in the amount and mix of interest-earning assets and interest-bearing liabilities (referred to as "volume change") as well as by changes in yields earned on interest-earning assets and rates paid on deposits and borrowed funds (referred to as "rate change"). The following table presents, for the periods indicated, a summary of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities and the amounts of change attributable to variations in volumes and rates. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                            RATE/VOLUME ANALYSIS(1)

                                                   Year Ended December 31,
                                                ------------------------------
                                                    1997 compared to 1996
                                                     Increase (Decrease)
                                                ------------------------------
                                                Volume       Rate         Net
------------------------------------------------------------------------------
Interest earned on interest-earning assets:
   Loans                                        $1,506         21       1,527
Investment securities:
   Taxable                                         646         29         675
Money market investments                            (8)        (3)        (11)
------------------------------------------------------------------------------
Total interest earned on interest-earning
 assets                                          2,144         47       2,191
------------------------------------------------------------------------------
Interest paid on interest-bearing liabilities:
   Savings and NOW                                 253         17         270
   Time                                            975          8         983
   Other borrowings                                  3          1           4
------------------------------------------------------------------------------
Total interest paid on interest-bearing
 liabilities                                     1,231         26       1,257
------------------------------------------------------------------------------
Change in net interest income                   $  913         21         934
------------------------------------------------------------------------------

--------------------------
(1)  1997 and 1996 were the first full years of operations for the Company.


Provision for Loan Losses. A provision for loan losses of $131 was provided during 1997 in recognition of management's estimate of inherent risks associated with lending activities. Due to the Bank's limited operating history, this estimate is primarily based on industry practices and consideration of local economic factors. The amount of the provision for loan losses is a charge against current earnings, and actual loan losses are charges against the allowance for loan losses. The allowance for loan losses was $459 as of December 31, 1997 and represents approximately .99% of net loans outstanding (see Note 4 to the Consolidated Financial Statements). Provision expense was $191 for 1996, and the allowance stood at .99% of net loans at December 31, 1996. The decline in provision expense is due to a slowing in 1997 of the sharp loan growth rate experienced in 1996, the first full year of the Bank's operations.

No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about the loan portfolio and other information available to them at the time of their examinations.

Noninterest Income. Noninterest income of $178 in 1997 consisted of service charges and fees on accounts and other miscellaneous income, and represented an increase of $89 or 100% over the 1996 level. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

Noninterest Expense. Noninterest expense for 1997 was $1,856, a decrease of $117 or 6% over 1996. As previously mentioned, the decrease in noninterest expense is almost entirely attributable to the recognition in 1996 of $326 in compensation expense to reflect the Company's severance obligation to its former President. Noninterest expenses are expected to increase in future years as a direct result of business growth and expansion.

Year 2000. Many banks and other companies are encountering various degrees of difficulty and expense in modifying or replacing computer software and hardware to adapt to the coming date changeover from 1999 to 2000. The Company, being relatively new, enjoys an advantage with respect to Year 2000 issues in that its hardware and software are newer versions better able to cope with the century change. Additionally, the Company's major software applications are either operated or maintained for it by outside vendors whose responsibility it is to ensure Year 2000 compliance. The Company is continuing to review its operating systems and obtain compliance representations from vendors, and does not expect Year 2000 expenses to be material. However, should one or more of the Company's major software vendors fail to make good on its representation to be Year 2000 compliant, there could be significant adverse consequences to the Company's operations. The Company is also taking steps to assess the potential impacts of Year 2000 issues on its major commercial borrowers. Should a commercial borrower fail to deal adequately with the Year 2000 impact on its systems, its operations could be jeopardized and its ability to repay outstanding loans threatened.

Income Taxes. The Company recorded no expense in 1996 for federal or state income taxes, due to the availability of net operating loss carryforwards. In 1997, the Company recognized an income tax benefit of $397 associated with recognition of deferred tax assets, primarily relating to its available net operating loss carryforwards. The Company anticipates utilizing the available loss carryforwards in 1998 and incurring income tax expense in 1998.

Asset/Liability Management and Liquidity

Asset/liability management activities are designed to ensure that adequate liquidity is available to meet loan demand or deposit outflows and, through the management of the Company's interest sensitivity position, to manage the impact of interest rate fluctuations on net interest income.

Liquidity. Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity represents a financial institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.

The Company's asset liquidity is provided by cash and due from banks, federal funds sold, investments available-for-sale, managing investment maturities/prepayments and loan repayments. The Company's ratio of liquid assets to deposits and short-term borrowings was 40% at December 31, 1997 and 38% at December 31, 1996. The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. Federal funds sold at December 31, 1997 was $1,440 compared to $2,762 at December 31, 1996.

The level of deposits may fluctuate, perhaps significantly so, due to seasonal cycles of depositing customers and the promotional activities of competitor financial institutions. Similarly, the level of demand for loans may vary significantly and at any given time may increase or decrease substantially. However, unlike the level of deposits, management has more direct control over lending activities and if necessary can adjust the level of those activities according to the amounts of available funds.

In addition to asset liquidity, the Company would have liquidity available to it through increasing certain categories of liabilities. It could purchase overnight federal funds, borrow from correspondent banks, sell securities under a repurchase agreement or obtain advances from the Federal Home Loan Bank. As a result of the Company's management of liquid assets and the ability to generate liquidity through alternative funding sources, management believes the Company maintains overall liquidity sufficient to meet its depositors' requirements and satisfy its customers' credit needs.

Interest Rate Risk

Interest rate risk is the risk to earnings or capital generated by movement of interest rates. It can come from differences between the timing of rate changes and the timing of cash flows (repricing risk); from changing rate relationships among yield curves that affect bank activities (basis risk); from changing rate relationships across the spectrum of maturities (yield curve risk); and from interest rate related options imbedded in bank products (option risk).

While no single measure can completely identify the impact of changes in interest rates on net interest income, a commonly-used technique within the industry is to assess the differences in the amounts of rate-sensitive assets and rate-sensitive liabilities. These differences or "gaps" provide an indication of the extent to which net interest income may be affected by future changes in interest rates. A "positive gap" exists when rate-sensitive assets exceed rate-sensitive liabilities and indicates that a greater volume of assets than liabilities will reprice during a given period. A positive gap may enhance earnings in a rising interest rate environment and may inhibit earnings in a declining interest rate environment. Conversely, when rate-sensitive liabilities exceed rate-sensitive assets (a "negative gap"), a greater volume of liabilities than assets will reprice within the period. In such a case, a rising interest rate environment may inhibit earnings and a declining interest rate environment may enhance earnings.

Some financial institutions evaluate their "gaps" strictly from a balance sheet perspective, calculating the absolute difference between the volumes of assets and liabilities that have the contractual ability to reprice within a given period in response to changes in interest rates. Company management believes this "balance sheet gap" methodology does not adequately take into consideration the differences in the way various balance sheet items react to changing interest rates. For example, the rate on savings accounts does not move in direct tandem with changes in the prime rate, but typically increases or decreases to a much lesser extent. On the other hand, home equity lines and many commercial loans are tied directly to prime and immediately reprice to the full extent of any changes in the prime rate. Accordingly, the Company utilizes an "income statement gap" methodology that analyzes the various asset and liability categories and assigns them a "change ratio" that estimates their relative change in response to a change in the prime rate, based on industry trends and the Company's own experience.

At least quarterly, the Company calculates the Bank's "income statement gap" to estimate how many assets and liabilities would reprice, and to what extent, within a one-year period in response to changes in the prime rate. Utilizing this methodology and assuming a 200 basis point increase in prime, the Bank at December 31, 1997 had a negative one-year gap of ($5,127) or 6.99% of total assets. At that same date and assuming a 200 basis point decrease in prime, the Bank had a positive one-year gap of $3,402 or 4.64% of total assets. The one-year gaps under both interest rate scenarios are well within Company policy parameters.

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

Investment Portfolio

The Company's investment portfolio is used both for investment income and liquidity purposes. Funds not used for capital expenditures or lending activities are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate bonds and equity securities. Obligations of the U.S. Government and its agencies include treasury notes and callable or noncallable agency bonds. Mortgage-backed securities include pools issued by government agencies. Municipal bonds include taxable and tax-exempt general obligation and revenue issues. Corporate bonds are investment grade issue. Equity securities include shares of the Federal Reserve Bank of Richmond, Federal Home Loan Bank of Atlanta, Community Bankers Bank and corporate preferred stocks. The Company does not invest in derivatives or other types of high-risk securities. The entire investment portfolio is classified as available-for-sale in order to provide maximum liquidity for funding needs.

Investment securities at December 31, 1997 were $21,144, an increase of $9,560 or 83% from their level of $11,584 on December 31, 1996. The increase was due to funds available from deposit growth exceeding loan growth.


                  INVESTMENT PORTFOLIO - MATURITY DISTRIBUTION

                                                       December 31, 1997
                                                ------------------------------
                                                Amortized      Fair
Available-for-Sale                                  Costs    Values     Yield
------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
 U.S. Government corporations:
   Within one year                                $   749       749      5.96%
   After one but within five years                  9,505     9,549      6.60%
   After five years through ten years               5,545     5,545      7.01%
   After ten years                                  2,888     2,912      7.15%
Obligations of states and subdivisions:
   Within one year                                    544       545      5.89%
   After one but within five years                    768       773      6.42%
   After five years through ten years                 300       304      6.65%
   After ten years                                     --        --        --
Corporate securities:
   After one but within five years                     99       101      7.05%
Other securities(1)                                   661       666      6.60%
-------------------------------------------------------------------
Total available-for-sale                          $21,059    21,144
-------------------------------------------------------------------

------------------------
(1)  Assumed maturity after 10 years as amounts represent equity securities.


For more information on the investment portfolio, see Note 3 to the Consolidated Financial Statements.

Loan Portfolio

The Company's total loans were $46,647 at December 31, 1997, an increase of $13,165 or 39% from the $33,482 reported one year earlier. The Company's ratio of net loans to total deposits stood at 70.4% at December 31, 1997 and 75.9% at December 31, 1996. Management seeks to maintain the ratio of loans to deposits in a range of 70% to 85%.

The loan portfolio primarily consists of commercial, real estate (including real estate term loans, construction loans and other loans secured by real estate) and loans to individuals for household, family and other consumer purposes. The Company adjusts its mix of lending and the terms of its loan programs according to economic and market conditions, asset/liability management considerations and other factors. Loans typically (in excess of 90%) are made to businesses and individuals located within the Company's primary market area, most of whom maintain deposit accounts with the Bank. There is no concentration of loans exceeding 10% of total loans which is not disclosed in the Consolidated Financial Statements and the Notes thereto or discussed below. The Company has not made any loans to any foreign entities, including governments, banks, businesses or individuals. Commercial and construction loans and home equity lines of credit in the loan portfolio are primarily variable rate loans and have little interest rate risk.

Commercial Loans. Commercial and industrial loans accounted for 28% of the loan portfolio as of December 31, 1997, and stood at $12,997 versus $10,591 one year earlier. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes.
 The creditworthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

Commercial Real Estate Loans. Commercial real estate construction and commercial real estate mortgages represent interim and permanent financing of commercial properties that are secured by real estate, and were 23% of total loans at December 31, 1997. Outstanding loans in this category equaled $10,812 and $8,182 at December 31, 1997 and 1996, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties. These borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

Residential Real Estate Loans. Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $13,502 in loans (29% of total loans) at December 31, 1997 and $10,101 in such loans at December 31, 1996. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years and offers a bi-weekly payment option to encourage faster repayment. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

Loans to Individuals. Loans to individuals include installment loans and home equity lines of credit/loans secured by junior liens on residential real estate.
 The loan proceeds typically are used to purchase vehicles, finance home remodeling or higher education, or for other consumer purposes. Loans to individuals totaled $9,336 (20% of total loans) at December 31, 1997 compared to $4,608 one year earlier.

Loan Maturity and Interest Rate Sensitivity. The following table presents loan portfolio information related to the maturity distribution of commercial loans and real estate construction loans based on scheduled repayments at December 31, 1997.

                                 LOAN MATURITY

                           Due Within     Due One to     Due After
                           One Year       Five Years     Five Years     Total
-----------------------------------------------------------------------------
Commercial and industrial
 loans                         $6,484          4,435          2,078    12,997
Real estate-construction          189             67             --       256


The following table presents the interest rate sensitivity of commercial loans and real estate construction loans maturing after one year as of December 31, 1997.

                           INTEREST RATE SENSITIVITY

Fixed interest rates                                            $4,702
Variable interest rates                                          1,878
-----------------------------------------------------------------------
Total maturing after one year                                   $6,580
-----------------------------------------------------------------------


Nonperforming Assets. The Company had no nonperforming assets at December 31, 1997.

Allowance for Loan Losses. The allowance for loan losses was $459 as of December 31, 1997 and represents approximately .99% of net loans outstanding. The Bank had no nonperforming assets at December 31, 1997, and no loans still accruing that were past due more than ninety days. Management believes the allowance is adequate to provide for any inherent losses in the portfolio as of December 31, 1997 and periodically evaluates the adequacy of the allowance considering the specific nature of the portfolio, historical operating trends as available and other economic and industry factors. See Note 4 to the Consolidated Financial Statements.

Deposits

As of December 31, 1997, total deposits were $65,588, an increase of $21,971 or 50% from their level of $43,617 one year earlier. Average deposits were $55,165 for 1997, an increase of $27,126 or 97% over 1996's average deposits of $28,039.
 The increase in average deposits during 1997 was primarily due to increases in previously-existing accounts as well as new accounts opened during the year.

For the year ended December 31, 1997, average noninterest-bearing demand deposits were $4,931 or 9% of average total deposits. For the prior year, average noninterest-bearing demand deposits were $2,617, also 9% of average total deposits. Nonmaturity deposits (noninterest-bearing demand deposits, interest-bearing demand deposits, money market accounts and savings accounts) averaged $18,470 or 34% of average total deposits in 1997, up from $9,070 or 32% of average total deposits in 1996. Total interest-bearing deposits averaged $50,080 for the year ended December 31, 1997, an increase of $24,752 or 98% over their level of $25,328 for the year ended December 31, 1996.

The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges and the convenience of banking locations. Competition for deposits is intense from other depository institutions and money market funds, some of which offer interest rates higher than those paid by the Company. Management attempts to identify and implement pricing and marketing strategies designed to control the overall cost of deposits and to maintain a stable deposit mix. Through these pricing and marketing strategies, management in 1997 was successful in reducing the ratio of certificates of deposit to total deposits from 71% at December 31, 1996 to 59% at December 31, 1997.

The following table presents the maturity schedule of certificates of deposit of $100,000 or more as of December 31, 1997.


                     CERTIFICATES OF DEPOSIT OVER $100,000

Three months or less                                           $1,468
Over three through six months                                   1,135
Over six through 12 months                                      2,367
Over 12 months                                                  1,511
----------------------------------------------------------------------
Total                                                          $6,481
----------------------------------------------------------------------

Financial Ratios

The following table presents certain financial ratios for the periods indicated.

                          RETURN ON EQUITY AND ASSETS

                                                           Years Ended
                                                           December 31,
                                                   ---------------------------
                                                   1997                 1996
------------------------------------------------------------------------------
Return on average assets                           1.40%                  (1)
Return on average equity                          11.79%                  (1)
Average equity to average assets                  11.84%               21.15%

--------------------------
(1)  Not meaningful due to net loss in 1996.


Capital Resources

The Company's financial position at December 31, 1997 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion.
 Capital ratios are well in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses. See "Supervision and Regulation - Capital Regulations" and Note 8 to the Consolidated Financial Statements.

Total shareholders' equity was $8,279 at December 31, 1997 compared with $7,353 at December 31, 1996, an increase of $926 or 13%. The increase is attributable to 1997's net income of $883 and a $43 increase in unrealized gains on available-for-sale investment securities over their level at December 31, 1996.

Future Accounting Considerations

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, and No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement 130 establishes standards for reporting and display of comprehensive income and was issued to address concerns over the practice of reporting elements of income directly in equity. Statement 131 requires disclosures about operating segments, products, services, geographic areas and major customers. Both statements are effective for fiscal years beginning after December 15, 1997 and are not expected to have a material effect on consolidated financial position or results of operations; however, Statement 130 will result in a modification of the Company's future financial statement displays.

Item 7.  Financial Statements and Supplementary Data.

Index to Financial Statements

Independent Auditors' Report                                     23

Consolidated Balance Sheets as of December 31, 1997
  and 1996                                                       24

Consolidated Statements of Income (Loss) for the Years
  Ended December 31, 1997 and 1996                               25

Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1997 and 1996                         26

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997 and 1996                                     27

Notes to Consolidated Financial Statements                       28

Independent Auditors' Report



The Board of Directors
Valley Financial Corporation:


We have audited the accompanying consolidated balance sheets of Valley Financial Corporation and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income (loss), shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley Financial Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                   KPMG Peat Marwick LLP


January 23, 1998


VALLEY FINANCIAL CORPORATION

Consolidated Balance Sheets

December 31, 1997 and 1996

(In thousands, except share data)

------------------------------------------------------------------------------
Assets                                                   1997            1996
------------------------------------------------------------------------------
Cash and due from banks (notes 2 and 12)              $ 3,324           2,149
Money market investments (note 12):
   Federal funds sold                                   1,440           2,762
   Interest-bearing deposits in other banks                33              29
Securities available-for-sale (notes 3 and 12)         21,144          11,584

Loans (notes 4 and 12):
   Commercial loans                                    12,997          10,591
   Commercial real estate loans                        10,812           8,182
   Residential real estate loans                       13,502          10,101
   Loans to individuals                                 9,336           4,608
------------------------------------------------------------------------------
Total loans                                            46,647          33,482
   Less unearned fees                                     (38)            (33)
   Less allowance for loan losses                        (459)           (328)
------------------------------------------------------------------------------
Loans, net                                             46,150          33,121
------------------------------------------------------------------------------
Premises and equipment, net (note 5)                    1,315           1,397
Accrued interest receivable                               636             374
Other assets                                              501             134
Organizational expenses, net                              134             193
------------------------------------------------------------------------------
Total assets                                          $74,677          51,743
------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
------------------------------------------------------------------------------
Noninterest-bearing deposits                            7,956           3,514
Interest-bearing demand deposits                       18,395           9,063
Savings deposits                                          653             299
Time deposits greater than $100,000 (note 14)           6,481           4,442
Other time deposits (note 14)                          32,103          26,299
------------------------------------------------------------------------------
Total deposits (note 12)                               65,588          43,617

Accrued interest payable                                  510             432
Other liabilities (note 13)                               300             341
------------------------------------------------------------------------------
Total liabilities                                      66,398          44,390
------------------------------------------------------------------------------
Shareholders' equity (notes 3, 7 and 8):
   Preferred stock, no par value.  Authorized
    10,000,000 shares; none issued                         --              --
   Common stock, no par value.  Authorized
    10,000,000 shares; issued and outstanding
    964,040 shares                                      9,089           9,089
   Accumulated deficit                                   (866)         (1,749)
   Unrealized gains on securities available-for-
    sale, net of deferred tax expense of $29 and
    $7 for 1997 and 1996, respectively                     56              13
------------------------------------------------------------------------------
Total shareholders' equity                              8,279           7,353

Commitments and other matters (notes 3, 5, 7,
 8, 11 and 13)
------------------------------------------------------------------------------
Total liabilities and shareholders' equity            $74,677          51,743
------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


VALLEY FINANCIAL CORPORATION

Consolidated Statements of Income (Loss)

Years Ended December 31, 1997 and 1996

(In thousands, except share and per share data)

------------------------------------------------------------------------------
                                                         1997            1996
------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                        $  3,558           2,031
   Interest on securities available-for-sale            1,180             505
   Interest on money market investments                    68              79
------------------------------------------------------------------------------
Total interest income                                   4,806           2,615
------------------------------------------------------------------------------
Interest expense:
   Interest on certificates of deposit of $100,000
    or more                                               309             175
   Interest on other deposits                           2,193           1,074
   Interest on other borrowed funds                         9               5
------------------------------------------------------------------------------
Total interest expense                                  2,511           1,254
------------------------------------------------------------------------------
Net interest income                                     2,295           1,361

Provision for loan losses (note 4)                        131             191
------------------------------------------------------------------------------
Net interest income after provision for loan losses     2,164           1,170

Noninterest income:
   Service charges on deposit accounts                    117              57
   Gain on sale of securities                               2               1
   Other income                                            59              31
------------------------------------------------------------------------------
Total noninterest income                                  178              89

Noninterest expense:
   Personnel (note 13)                                    917           1,117
   Occupancy                                              166             144
   Data processing and equipment expenses                 212             187
   Advertising and promotion                              112              79
   Supplies                                                51              37
   Amortization of organizational expenses                 59              57
   Other expense                                          339             352
------------------------------------------------------------------------------
Total noninterest expense                               1,856           1,973
------------------------------------------------------------------------------
Income (loss) before income taxes                         486            (714)

Income tax benefit (note 6)                               397              --
------------------------------------------------------------------------------
Net income (loss)                                    $    883            (714)
------------------------------------------------------------------------------
Net income (loss) per share                          $    .92            (.74)
------------------------------------------------------------------------------
Weighted average common shares outstanding            964,040         964,040
------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


VALLEY FINANCIAL CORPORATION

Consolidated Statements of Shareholders' Equity

Years Ended December 31, 1997 and 1996

(In thousands, except share data)

------------------------------------------------------------------------------
                                                    Unrealized
                                                    Gains on
                                                    Securities  Total
                       Common  Common  Accumulated  Available-  Shareholders'
                       Shares  Stock   Deficit      for-Sale    Equity
------------------------------------------------------------------------------
Balances at December
 31, 1995             964,040  $9,089      (1,035)          11          8,065

Net loss                   --      --        (714)          --           (714)
Unrealized gains
 on securities
 available-for-sale,
 net of deferred tax
 expense of $2             --      --          --            2              2
------------------------------------------------------------------------------
Balances at December
 31, 1996             964,040   9,089      (1,749)          13          7,353

Net income                 --      --         883           --            883
Unrealized gains
 on securities
 available-for-sale,
 net of deferred tax
 expense of $22            --      --          --           43             43
------------------------------------------------------------------------------
Balances at December
 31, 1997             964,040  $9,089        (866)          56          8,279
------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


VALLEY FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

Years Ended December 31, 1997 and 1996

(In thousands)

------------------------------------------------------------------------------
                                                         1997            1996
------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                  $   883            (714)
   Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
     Provision for loan losses                            131             191
     Depreciation and amortization of premises
      and equipment                                       147             131
     Deferred income tax                                 (397)             --
     Amortization of organizational expenses               59              57
     Gain on sale of securities                            (2)             (1)
     Amortization (accretion) of premiums/
      discounts, net                                      (11)             16
     Increase in unearned fees                              5              33
     Increase in accrued interest receivable             (262)           (234)
     (Increase) decrease in other assets                    8               3
     Increase in accrued interest payable                  78             306
     Increase (decrease) in other liabilities             (41)            292
------------------------------------------------------------------------------
Net cash provided by operating activities                 598              80
------------------------------------------------------------------------------
Cash flows from investing activities:
   Net (increase) decrease in money market investments  1,318            (400)
   Purchases of premises and equipment                    (65)            (76)
   Purchases of securities available-for-sale         (18,011)         (9,623)
   Proceeds from sales, calls and maturities of
    securities available-for-sale                       8,529           3,311
   Increase in loans, net                             (13,165)        (19,659)
------------------------------------------------------------------------------
Net cash used in investing activities                 (21,394)        (26,447)
------------------------------------------------------------------------------
Cash flows from financing activities:
   Increase in time deposits greater than $100,000      2,039           2,771
   Increase in other time deposits                      5,804          18,923
   Net increase in other deposits                      14,128           5,806
------------------------------------------------------------------------------
Net cash provided by financing activities              21,971          27,500
------------------------------------------------------------------------------
Net increase in cash and due from banks                 1,175           1,133

Cash and due from banks at beginning of year            2,149           1,016
------------------------------------------------------------------------------
Cash and due from banks at end of year                $ 3,324           2,149
------------------------------------------------------------------------------
Supplemental disclosure of cash flows information:
   Cash paid during the year for interest             $ 2,433             948
------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

(1)  Summary of Significant Accounting Policies

     General

     The accounting and reporting policies of Valley Financial Corporation ("the Company") and Valley Bank N.A. ("the Bank") conform to generally accepted accounting principles and to general banking industry practices. The Bank provides traditional commercial banking services concentrated primarily in the Roanoke Valley. The Bank does not currently offer trust services; however, the Bank does refer customers to a provider of trust services in exchange for a fee.

     The following is a summary of the more significant accounting policies:

     Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, collectively referred to hereinafter as the Corporation. All significant intercompany balances and transactions have been eliminated.

     Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

     Securities

     Investments are classified in three categories and accounted for as follows: (1) debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as "securities held-to-maturity" and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in net income; and (3) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "securities available-for-sale" and reported at fair value, with unrealized gains and losses excluded from net income (loss) and reported in a separate component of shareholders' equity.

     The Corporation does not currently maintain a trading securities portfolio and there were no securities classified as held-to-maturity at December 31, 1997 or 1996. Gains or losses on disposition, if any, are based on the net proceeds and adjusted carrying values of the securities called or sold, using the specific identification method. A decline in value of any available-for-sale or held-to-maturity security below cost deemed other than temporary is charged directly to net income (loss), resulting in the establishment of a new cost basis for the security.

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

     Premises and Equipment

     Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation on buildings, equipment, furniture and fixtures, and amortization of leasehold improvements is computed by straight-line or accelerated methods over the shorter of the estimated useful lives of the assets or the related lease term. Estimated useful lives for assets include land improvements and leasehold improvements, 3 to 15 years, buildings, 31.5 years, and furniture, fixtures and equipment, 3 to 10 years. The cost of assets retired and sold and the related accumulated depreciation and amortization are eliminated from the accounts and the resulting gains or losses are included in determining net income
     (loss). Expenditures for maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized.

     Organizational Costs

     Organizational costs incurred during the development stage of the Corporation have been capitalized and are being amortized using the straight-line method over five years.

     Income Taxes

     Income taxes are accounted for under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income (loss) in the period that includes the enactment date.

     Stock Options

     The Corporation accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings per share disclosures for employee stock option grants made in

     1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     Net Income (Loss) Per Share

     Net income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding for the year. The weighted average number of common shares outstanding was 964,040 for 1997 and 1996.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 establishes new standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Statement 128 was adopted by the Company at December 31, 1997. The Statement requires restatement of prior years EPS data previously presented.
     Adoption of this Statement did not have any effect on current or prior years' EPS data presented. Diluted EPS is not materially different from basic EPS.

     Off-Balance-Sheet Financial Instruments

     In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

     Transfers  and  Servicing  of  Financial  Assets  and  Extinguishments   of
     Liabilities

     The Bank adopted the provisions of Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, on January 1, 1997. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement also provides implementation guidance for assessing isolation of transferred assets and for accounting for transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls," "wash sales," loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfers of receivables with recourse, and extinguishments of liabilities. Statement No. 127, Deferral of the Effective Date of Certain Provisions of Statement 125, issued in December 1996, deferred until January 1, 1998 the effective date (a) of paragraph 15 of Statement 125 and (b) for repurchase agreement, dollar-roll, securities lending, and similar transactions, of paragraphs 9 - 12 and 237(b) of Statement 125. Statement 125 was required to be adopted on a prospective basis and its adoption did not have a material impact on the Bank's financial position, results of operations or liquidity.

     Use of Estimates

     In preparing the consolidated financial statements, management is required to make certain estimates, assumptions and loan evaluations that effect its consolidated financial statements for the period. Actual results could vary significantly from those estimates.

     Changing economic conditions, adverse economic prospects for borrowers, as well as regulatory agency action as a result of an examination, could cause the Bank to recognize additions to the allowance for loan losses.

     Recent Accounting Developments

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Statement 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity.

     This Statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. It does not require a specific format for that financial statement but requires than an enterprise display an amount representing total comprehensive income for the period in that financial statement. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. It does not require per share amounts of comprehensive income to be disclosed.

     Statement 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. Publicly traded enterprises that issue condensed financial statements for interim periods are required to report a total for comprehensive income in those financial statements.

     Adoption of Statement 130 on January 1, 1998 will not have any effect on the Bank's consolidated financial position, results of operation or liquidity. However, Statement 130 will have an effect on future financial statement displays presented by the Company since the Company has net unrealized gains (losses) on securities available for sale, an item of other comprehensive income, which is included in the consolidated statements of shareholders' equity.

     In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. It is not anticipated that Statement 131 will have any material effect on current or prior period disclosures presented by the Company.


(2)  Restrictions on Cash

     To comply with Federal Reserve regulations, the Bank will be required to maintain certain average reserve balances. There were no daily reserve requirements for the weeks including December 31, 1997 and 1996 as the Bank had not met minimum average deposit levels under the current provisions of the regulations.

(3)  Securities

     The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale as of December 31, 1997 and 1996 were as follows:

                                                    1997
                             -------------------------------------------------
                                              Gross        Gross  Approximate
                             Amortized   Unrealized   Unrealized         Fair
                                 Costs        Gains       Losses       Values
------------------------------------------------------------------------------
U.S. Treasury                  $   200           --           --          200
U.S. Government agencies and
 corporations                   18,487           84          (16)      18,555
States and political
 subdivisions                    1,612           10           --        1,622
Corporate obligations               99            2           --          101
Other securities                   661            5           --          666
------------------------------------------------------------------------------
Total securities available-
 for-sale                      $21,059          101          (16)      21,144
------------------------------------------------------------------------------

                                                    1996
                             -------------------------------------------------
U.S. Treasury                      951            1           --          952
U.S. Government agencies and
 corporations                    8,599           37          (21)       8,615
States and political
 subdivisions                      748            2           (1)         749
Corporate obligations            1,005            2           --        1,007
Other securities                   261           --           --          261
------------------------------------------------------------------------------
Total securities available-
 for-sale                      $11,564           42          (22)      11,584
------------------------------------------------------------------------------


     The amortized costs and approximate fair values of available-for-sale securities as of December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                  Approximate
                                                  Amortized              Fair
                                                      Costs            Values
------------------------------------------------------------------------------
Due in one year or less                             $ 1,293             1,294
Due after one year through five years                10,372            10,423
Due after five years through ten years                5,845             5,847
Due after ten years                                   3,549             3,580
------------------------------------------------------------------------------
Total                                               $21,059            21,144
------------------------------------------------------------------------------


     Securities with amortized costs of $200 as of December 31, 1997 and 1996, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

(4)  Loans and Allowance for Loan Losses

     In the normal course of business, the Bank has made loans to officers, directors and/or related interests. At December 31, 1997 and 1996, $3,091 and $3,713, respectively, represented direct loans to officers and directors and $1,778 and $1,324, respectively, represented loans made to related interests of officers or directors and/or endorsed by officers or directors.

     The following table will summarize activity and amounts receivable from officers, directors and/or related interests:

                                                         1997            1996
     -------------------------------------------------------------------------
     Balances at beginning of year                     $5,037           3,566
     Additions                                          1,387           2,360
     Repayments                                        (1,555)           (889)
     -------------------------------------------------------------------------
     Balances at end of year                           $4,869           5,037
     -------------------------------------------------------------------------


     Activity in the allowance for loan losses is summarized as follows:

                                                         1997            1996
     -------------------------------------------------------------------------
     Balances at beginning of year                       $328             137
     Provision for loan losses                            131             191
     -------------------------------------------------------------------------
     Balances at end of year                             $459             328
     -------------------------------------------------------------------------


     As of December 31, 1997 and 1996, the Bank had no significant past due loans greater than 90 days and no loans considered to be impaired. During 1997 and 1996, there were no loan amounts charged off.


(5)  Premises and Equipment

     Components of premises and equipment and total accumulated depreciation and amortization as of December 31, 1997 and 1996 are as follows:

                                                         1997            1996
     -------------------------------------------------------------------------
     Land and improvements                             $  293             293
     Building                                             477             477
     Furniture, fixtures and equipment                    585             523
     Leasehold improvements                               310             298
     Construction in progress                              --               9
     -------------------------------------------------------------------------
                                                        1,665           1,600
     Less accumulated depreciation and amortization       350             203
     -------------------------------------------------------------------------
                                                       $1,315           1,397
     -------------------------------------------------------------------------

     The Bank currently leases its main office location under a noncancellable operating lease. The lease for the main office has an original term of five years with the option of two additional renewal terms of five years each. In addition, the Bank has entered into a lease for a branch location which opened in January 1997. The property under lease is owned by a family member of a director, however, the terms of the agreement are comparable to current market rates. The original lease term is for twelve years with an option to renew for one additional five-year term. Rental expenses under operating leases were approximately $93 and $82 for 1997 and 1996, respectively. Future minimum lease payments under noncancellable operating leases were as follows at December 31, 1997:

                         1998                    $ 93
                         1999                      93
                         2000                      32
                         2001                      12
                         2002                      12
                         Subsequent years          84
                         ----------------------------
                                                 $326
                         ----------------------------


(6)  Income Taxes

     Total income tax expense (benefit) for the years ended December 31, 1997 and 1996 are allocated as follows:

                                                         1997            1996
     -------------------------------------------------------------------------
     Income                                             $(397)             --
     Stockholders' equity for unrealized gains
      on available-for-sale securities recognized
      for financial statement purposes                     22               2
     -------------------------------------------------------------------------
                                                        $(375)              2
     -------------------------------------------------------------------------
     Income tax expense (benefit) consists of:
        Current                                            --              --
        Deferred                                          397              --
     -------------------------------------------------------------------------
                                                        $ 397              --
     -------------------------------------------------------------------------

     Total income tax expense (benefit) differed from the "expected" amount computed by applying the U.S. Federal income tax rate of 34 percent to income (loss) before income taxes as a result of the following:

                                                         1997            1996
     -------------------------------------------------------------------------
     Computed "expected" tax expense (benefit)          $ 165            (243)
     Increase (decrease) in income taxes resulting
      from:
        Increase (decrease in beginning-of-the-year
         balance of the valuation allowance for
         deferred tax assets                             (585)            240
        Other                                              23               3
     -------------------------------------------------------------------------
     Reported income tax expense (benefit)              $(397)             --
     -------------------------------------------------------------------------


     The significant components of deferred income tax expense (benefit) for the years ended December 31, 1997 and 1996 are as follows:

                                                         1997            1996
     -------------------------------------------------------------------------
     Deferred income tax expense (benefit) (exclusive
      of the effects of other components below)         $  57            (240)
     Utilization of loss carryforward                     131              --
     Increase (decrease) in beginning of the year
      balance of the valuation allowance for
      deferred tax assets                                (585)            240
     -------------------------------------------------------------------------
                                                        $(397)             --
     -------------------------------------------------------------------------


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows:

                                                         1997            1996
     -------------------------------------------------------------------------
     Deferred tax assets:
        Net operating loss carryforwards                 $176             307
        Loans, principally due to allowance for
         loan losses                                      145              77
        Preopening expenses due to capitalization
         for tax purposes                                  89             127
        Other                                              36              95
     -------------------------------------------------------------------------
     Total gross deferred tax assets                      446             606
        Less valuation allowance                           --             585
     -------------------------------------------------------------------------
     Net deferred tax assets                              446              21
     -------------------------------------------------------------------------

                                                         1997            1996
     -------------------------------------------------------------------------
     Deferred tax liabilities:
        Net unrealized gains on available-for-sale
         securities                                        29               7
        Other                                              20              14
     -------------------------------------------------------------------------
     Total gross deferred tax liabilities                  49              21
     -------------------------------------------------------------------------
     Net deferred tax assets                             $397              --
     -------------------------------------------------------------------------


     The net change in the total valuation allowance for 1997 and 1996 was a decrease of $585 and an increase of $240, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and loss carryforwards become utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods in which the deferred tax assets are deductible, management is able to conclude it is more likely than not the Corporation will realize the benefits of these deductible differences and loss carryforwards and, accordingly, a corresponding valuation allowance for net deferred tax assets is not considered necessary at December 31, 1997.

     At December 31, 1997, the Corporation has net operating loss carryforwards for income tax purposes of approximately $517 available to offset future taxable income. If not utilized, these loss carryforwards will expire in 2010 and 2011.


(7)  Stock Options

     The Company has an Incentive Stock Option Plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 99,000 shares of the Company's authorized, but unissued common stock. Accordingly, 99,000 shares of authorized, but unissued common stock are reserved for use in the Plan. All stock options have been granted with an exercise price equal to the stock's fair market value at the date of grant.

     Stock options generally have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of grant. In addition, certain options for 28,920 shares based on meeting certain performance criteria were granted to officers during 1997.

     The per share weighted average fair value of stock options granted during 1997 and 1996 was $5.20 and $5.24, respectively, on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                    1997            1996
     -------------------------------------------------------------------------
     Expected dividend yield                           0%              0%
     Risk-free interest rate                         6.5%            6.5%
     Expected life of options                        7.5 years       7.5 years
     Expected volatility of stock price               30%             30%



     As previously mentioned, the Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements.
      Had the Company determined compensation cost based on the fair value of its stock options at the grant date under SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have increased to the pro forma amounts indicated below:

                                              1997            1996
          ---------------------------------------------------------
          Net income (loss):
             As reported                      $883            (714)
             Pro forma                         829            (729)

          Net income (loss) per share:
             As reported                      $.92            (.74)
             Pro forma                         .86            (.76)


     Stock option activity during the years ended December 31, 1997 and 1996 is as follows:

                                                             Weighted Average
                                        Number of Shares       Exercise Price
     -------------------------------------------------------------------------
     Balance at December 31, 1995                  7,750               $10

        Granted                                    9,000                $9.03
        Expired/forfeited                         (2,000)              $10
     ----------------------------------------------------
     Balance at December 31, 1996                 14,750                $9.24

        Granted                                   38,920               $10.06
        Expired/forfeited                         (2,000)              $10.25
     ----------------------------------------------------
     Balance at December 31, 1997                 51,670                $9.83
     -------------------------------------------------------------------------


     At December 31, 1997, the range of exercise prices and weighted average remaining contractual life of outstanding options was $8.75 - $10.25 and
     8.6 years, respectively.

     At December 31, 1997 and 1996, the number of options exercisable was 37,570 and 4,100, respectively, and the weighted average exercise price of those options was $9.92 and $9.57, respectively.


(8)  Restrictions on Payments of Dividends and Capital Requirements

     The Company's principal source of funds for dividend payments is dividends received from the Bank. Under applicable federal laws, the Comptroller of the Currency, without prior approval, restricts the total dividend payments of the Bank in any calendar year to the net profits of that year, as defined, combined with the retained net profits for the two preceding years. As of December 31, 1997, the Bank is in a deficit position, and, accordingly, no amounts are available for dividends without prior approval of the Comptroller of the Currency.

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company and the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1997, the most recent notification from Office of the Comptroller of the Currency categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action.
     To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category.

     The Company's and the Bank's actual capital amounts and ratios are also presented in the table below.

                                                               To Be Well
                                                            Capitalized Under
                                            For Capital     Prompt Corrective
                              Actual     Adequacy Purposes  Action Provisions
                         --------------  -----------------  -----------------
                         Amount   Ratio   Amount   Ratio     Amount   Ratio
-----------------------------------------------------------------------------
As of December 31, 1997:
 Total Capital
  (to Risk Weighted Assets):
   Consolidated         $8,548    16.54%   4,134     8.0%       N/A     N/A
   Valley Bank, N.A.     7,285    14.25%   4,090     8.0%     5,114    10.0%
 Tier I Capital
  (to Risk Weighted Assets):
   Consolidated          8,089    15.65%   2,067     4.0%       N/A     N/A
   Valley Bank, N.A.     6,826    13.35%   2,045     4.0%     3,068     6.0%
 Tier I Capital (Leverage)
  (to Average Assets):
   Consolidated          8,089    11.50%   2,813     4.0%       N/A     N/A
   Valley Bank, N.A.     6,826     9.88%   2,764     4.0%     3,454     5.0%



                                                               To Be Well
                                                            Capitalized Under
                                           For Capital      Prompt Corrective
                             Actual      Adequacy Purposes  Action Provisions
                         --------------  -----------------  -----------------
                         Amount   Ratio    Amount   Ratio     Amount   Ratio
-----------------------------------------------------------------------------
As of December 31, 1996:
 Total Capital
  (to Risk Weighted Assets):
   Consolidated          $7,475    20.4%    2,931     8.0%       N/A     N/A
   Valley Bank, N.A.      6,339    17.5%    2,901     8.0%     3,626    10.0%
 Tier I Capital
  (to Risk Weighted Assets):
   Consolidated           7,147    19.5%    1,466     4.0%       N/A     N/A
   Valley Bank, N.A.      6,011    16.6%    1,450     4.0%     2,176     6.0%
 Tier I Capital (Leverage)
  (to Average Assets):
   Consolidated           7,147    15.0%    1,912     4.0%       N/A     N/A
   Valley Bank, N.A.      6,011    13.3%    1,813     4.0%     2,266     5.0%



(9)  Parent Company Financial Information
     Condensed financial information of Valley Financial Corporation is presented below:

                    Condensed Balance Sheets
                   December 31, 1997 and 1996

                                                           December 31,
                                                    --------------------------
Assets                                                 1997             1996
------------------------------------------------------------------------------
Cash                                                 $  134              179
Securities available-for-sale                         1,206            1,183
Investment in subsidiary, at equity                   6,949            6,183
Other assets                                            132               70
------------------------------------------------------------------------------
Total assets                                         $8,421            7,615
------------------------------------------------------------------------------

                                                             December 31,
                                                     -------------------------
Liabilities and Shareholders' Equity                      1997           1996
------------------------------------------------------------------------------
Other liabilities                                       $  142            262
------------------------------------------------------------------------------
Total liabilities                                          142            262
------------------------------------------------------------------------------
Shareholders' equity (notes 3, 7 and 8):
 Preferred stock, no par value. Authorized 10,000,000
  shares; none issued                                       --             --
 Common stock of no par value.  Authorized 10,000,000
  shares; issued and outstanding 964,040 shares          9,089          9,089
 Accumulated deficit                                      (866)        (1,749)
 Unrealized gains on securities available-for-sale,
  net of deferred tax expense of $29 and $7 for 1997
  and 1996, respectively                                    56             13
------------------------------------------------------------------------------
Total shareholders' equity                               8,279          7,353

Commitments and other matters (notes 3, 5, 7,
 8, 11 and 13)
------------------------------------------------------------------------------
Total liabilities and shareholders' equity             $ 8,421          7,615
------------------------------------------------------------------------------

              Condensed Statements of Income (Loss)
              Years Ended December 31, 1997 and 1996

                                                         1997            1996
------------------------------------------------------------------------------
Income:
 Interest income                                         $ 81              85
------------------------------------------------------------------------------
Expenses:
 Other expenses                                            45             367
------------------------------------------------------------------------------
                                                           45             367
------------------------------------------------------------------------------
Income (loss) before income taxes and equity in
 undistributed net income (loss) of subsidiary             36            (282)

Income tax benefit                                         81              --
------------------------------------------------------------------------------
Income (loss) before equity in undistributed net
 income (loss) of subsidiary                              117            (282)

Equity in net income (loss) of subsidiary                 766            (432)
------------------------------------------------------------------------------
Net income (loss)                                        $883            (714)
------------------------------------------------------------------------------

                        Condensed Statements of Cash Flows
                      Years Ended December 31, 1997 and 1996

                                                         1997            1996
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                      $ 883            (714)
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
   Equity in net income (loss) of subsidiary             (766)            432
   Amortization of other assets                            10              10
   (Increase) decrease in other assets                    (72)             63
   Increase (decrease) in other liabilities              (120)            218
------------------------------------------------------------------------------
Net cash provided by (used in) operating activities       (65)              9
------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchases of securities available-for-sale              (630)           (522)
 Proceeds from sales, maturities and calls
  of securities available-for-sale                        650             553
------------------------------------------------------------------------------
Net cash provided by investing activities                  20              31
------------------------------------------------------------------------------
Net increase (decrease) in cash                           (45)             40

Cash at beginning of year                                 179             139
------------------------------------------------------------------------------
Cash at end of year                                     $ 134             179
------------------------------------------------------------------------------


(10) Financial Instruments with Off-Balance-Sheet Risk

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

     Financial instruments whose contract amounts represent credit risk as of December 31 are as follows:

                                                         1997            1996
     -------------------------------------------------------------------------
     Commitments to extend credit                      $9,248           7,296
     -------------------------------------------------------------------------
     Standby letters of credit                         $  795             482
     -------------------------------------------------------------------------


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

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. Unless renewed, substantially all of the Bank's credit commitments at December 31, 1997 will expire within one year. Management does not anticipate any material losses as a result of these transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.


(11) Concentrations of Credit Risk

     The Bank grants commercial, residential and consumer loans to customers primarily in the Roanoke Valley area. The Bank has a diversified loan portfolio which is not dependent upon any particular economic or industry sector. As a whole, the portfolio could be affected by general economic conditions in the Roanoke Valley region.

     A detailed composition of the Bank's loan portfolio is provided in the consolidated financial statements. The Bank's commercial loan portfolio is diversified, with no significant concentrations of credit. Commercial real estate loans are generally collateralized by the related property. The residential real estate loan portfolio consists principally of loans collateralized by 1-4 family residential property. The loans to individuals portfolio consists of consumer loans primarily for home improvements, automobiles, personal property and other consumer purposes. These loans are generally collateralized by the related property. Overall, the Bank's loan portfolio is not concentrated within a single industry or group of industries, the loss of any one or more of which would generate a materially adverse impact on the business of the Bank.

     The Bank has established operating policies relating to the credit process and collateral in loan originations. Loans to purchase real and personal property are generally collateralized by the related property. Credit approval is principally a function of collateral and the evaluation of the creditworthiness of the borrower based on available financial information.


(12) Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires the Corporation to disclose estimated fair values of its financial instruments.

     The following methods and assumptions were used to estimate the approximate fair value of each class of financial instrument for which it is practicable to estimate that value:

     Cash and Due from Banks and Money Market Investments

     The carrying amounts are a reasonable estimate of fair value.

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

     The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan as well as estimates for prepayments. The estimate of maturity is based on the Bank's industry experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.

     Deposits

     The fair value of noninterest-bearing deposits, interest-bearing deposits and savings deposits is the amount payable on demand. The fair value of fixed maturity time deposits and certificates of deposit is estimated using the rates currently offered for deposits with similar remaining maturities.

     Commitments to Extend Credit and Standby Letters of Credit

     The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at December 31, 1997 and 1996, and as such, the related fair values have not been estimated.

     The carrying amounts and approximate fair values of the Corporation's financial instruments are as follows at December 31, 1997 and 1996:

                                         1997                   1996
                                ---------------------   ---------------------
                                Carrying  Approximate   Carrying  Approximate
                                Amounts   Fair Values   Amounts   Fair Values
------------------------------------------------------------------------------
Financial assets:
  Cash and due from banks        $ 3,324        3,324      2,149        2,149
  Money market investments         1,473        1,473      2,791        2,791
  Securities available-for-sale   21,144       21,144     11,584       11,584
  Loans, net                      46,647       46,948     33,482       33,664
------------------------------------------------------------------------------
Total financial assets           $72,588       72,889     50,006       50,188
------------------------------------------------------------------------------
Financial liabilities:
  Deposits                        65,588       65,977     43,617       43,854
------------------------------------------------------------------------------
Total financial liabilities      $65,588       65,977     43,617       43,854
------------------------------------------------------------------------------

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


(13) Other Matters

     In connection with the termination of the former president, the Corporation recognized severance expense of $326 in 1996 which is to be paid monthly over 31 months. At December 31, 1997, $137 is recorded in other liabilities and related to these future payments.


(14) Time Deposits

     At December 31, 1997, the scheduled maturities of time deposits are as follows:

                    Years Ending December 31,
                    ------------------------------
                    1998                   $26,978
                    1999                     6,272
                    2000                     1,212
                    2001                     1,245
                    2002                     2,877
                    ------------------------------
                                           $38,584
                    ------------------------------

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.


                            PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by Item 401 of Regulation S-B is set forth under the caption, "Information Concerning Directors and Nominees," on pages 3-6 of the Company's Proxy Statement dated March 13, 1998 and is incorporated herein by reference.

The information required by Item 405 of Regulation S-B is set forth under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance," on page 8 of the Company's Proxy Statement dated March 13, 1998 and is incorporated herein by reference.


Item 10.  Executive Compensation.

The information required by Item 402 of Regulation S-B is set forth under the caption, "Executive Compensation," on pages 7-10 of the Company's Proxy Statement dated March 13, 1998 and is incorporated herein by reference.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The information required by item 403 of Regulation S-B is set forth under the caption, "Security Ownership of Certain Beneficial Owners," on page 3 of the Company's Proxy Statement dated March 13, 1998 and under the caption, "Information Concerning Directors and Nominees," on pages 3-6 of the Company's Proxy Statement dated March 13, 1998 and is incorporated herein by reference.


Item 12.  Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-B is set forth under the caption, "Certain Relationships and Related Transactions," on pages 6 and 7 of the Company's Proxy Statement dated March 13, 1998 and is incorporated herein by reference.


Item 13.  Exhibits and Reports on Form 8-K.

(a)  The following documents are filed as part of this Report:

     1.   Financial Statements:

          Independent Auditors' Report.

          Consolidated Balance Sheets as of December 31, 1997 and
             1996.

          Consolidated Statements of Income (Loss) for the Years Ended
             December 31, 1997 and 1996.

          Consolidated Statements of Shareholders' Equity for the
             Years Ended December 31, 1997 and 1996.

          Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1997 and 1996.

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

        *10.3 Severance Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall
               (incorporated herein by reference to Exhibit No.
               10.3 of Form 10-KSB filed March 27, 1997, File No.
               33-77568).

        *10.4 Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No.
               10.4 of Form 10-KSB filed March 27, 1997, File No.
               33-77568).

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

         10.13 Lease agreement for office space dated September 20, 1996, by and between Valley Bank, N.A. and Betty J. Burrows (incorporated herein by reference to Exhibit No. 10.13 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

          21.  Subsidiaries of the Registrant.

          24.  Power of Attorney.

          27.  Financial Data Schedule.

--------------------------

*Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-KSB pursuant to Item 13(a).

     (b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

          None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 27, 1998.


                         Valley Financial Corporation


                         By: /s/ Ellis L. Gutshall
                             ------------------------------
                             Ellis L. Gutshall
                             President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities indicated as of March 27, 1998.

        Signature             Title
        ---------             -----

/s/ Ellis L. Gutshall
------------------------      President, Chief Executive Officer and Director
(Ellis L.Gutshall)             (Chief Executive Officer)


/s/ A. Wayne Lewis
------------------------      Executive Vice President, Chief Operating
(A. Wayne Lewis)               Officer and Director


/s/ A. Wayne Lewis
------------------------      Chief Financial Officer (Principal Financial
(A. Wayne Lewis)               Officer and Principal Accounting Officer)


/s/ Abney S. Boxley, III *    Director
------------------------
(Abney S. Boxley, III)


/s/ W. Jackson Burrows *      Director
------------------------
(W. Jackson Burrows)


/s/ William D. Elliot *       Director
------------------------
(William D. Elliot)


------------------------      Director
(Mason Haynesworth)

        Signature             Title
        ---------             -----

/s/ Eddie F. Hearp *          Director
------------------------
(Eddie F. Hearp)


------------------------      Director
(Anna L. Lawson)


/s/ Barbara B. Lemon *        Director
------------------------
(Barbara B. Lemon)


/s/ George W. Logan *         Director
------------------------
(George W. Logan)


------------------------      Director
(Dr. John W. Starr)


/s/ Ward W. Stevens *         Director
------------------------
(Dr. Ward W. Stevens)


------------------------      Director
(Maury L. Strauss)


/s/ Michael E. Warner *       Director
------------------------
(Michael E. Warner)


*  By /s/ A. Wayne Lewis
      ------------------------
      A. Wayne Lewis
      (Attorney in Fact)

                               INDEX TO EXHIBITS

Exhibit                                                                Page
Number      Description                                                Number
-------     -----------                                                ------

3.1 Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.2         Bylaws (incorporated herein by reference to Exhibit No.
            3.2 of Registration Statement No. 33-77568, on Form S-
            1, as amended).

10.2 Employment Agreement dated April 8, 1994, by and between the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit No. 10.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.3 Severance Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.4 Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall
            (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

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

10.13 Lease agreement for office space dated September 20, 1996, by and between Valley Bank, N.A. and Betty J.
            Burrows (incorporated herein by reference to Exhibit 10.13 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

21          Subsidiaries of the Registrant.                                55

24          Power of Attorney.                                             56

27          Financial Data Schedule.                                       57

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

          Annual Report for the calendar year ended December 31, 1997, on Form 10-KSB, and any amendments thereto, together with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission and all other appropriate regulatory authorities;

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

     WITNESS the signatures and seals of the undersigned this 19th day of March, 1998.


 /s/ George W. Logan           /s/ Michael E. Warner
------------------------      --------------------------
(SEAL)                        (SEAL)


 /s/ Abney S. Boxley, III      /S/ Ellis L. Gutshall
------------------------      --------------------------
(SEAL)                        (SEAL)


 /s/ William D. Elliot         /s/ A. Wayne Lewis
------------------------      --------------------------
(SEAL)                        (SEAL)


 /s/ Barbara B. Lemon
------------------------      --------------------------
(SEAL)                        (SEAL)


 /s/ W. Jackson Burrows
------------------------      --------------------------
(SEAL)                        (SEAL)


 /s/ Eddie F. Hearp
------------------------      --------------------------
(SEAL)                        (SEAL)


 /s/ Ward W. Stevens
------------------------      --------------------------
(SEAL)                        (SEAL)




COMMONWEALTH OF VIRGINIA )
                         )  to wit:
CITY OF ROANOKE          )

     I, Mary P. Hundley, a Notary Public in and for the jurisdiction aforesaid, do hereby certify that Abney S. Boxley, III, W. Jackson Burrows, William D. Elliot, Ellis L. Gutshall, Eddie F. Hearp, Barbara B. Lemon, A. Wayne Lewis, George W. Logan, Ward W. Stevens and Michael E. Warner, whose names are signed to the foregoing writing bearing date the 19th day of March, 1998, this day personally appeared before me and acknowledged the same in my City and State aforesaid.

     GIVEN under my hand and seal this 19th day of March, 1998.



                               /s/ Mary P. Hundley
                              -------------------------------
                                        Notary Public

                         My commission expires October 31, 2002

(SEAL)

                          VALLEY FINANCIAL CORPORATION
                            Financial Data Schedule

[ARTICLE]                                                   12
[LEGEND]
[RESTATED]
[CIK]                                               0000921590
[NAME]                              VALLEY FINANCIAL CORP /VA/
[MULTIPLIER]                                             1,000
[FISCAL-YEAR-END]                                  DEC-31-1997
[PERIOD-START]                                     JAN-01-1997
[PERIOD-END]                                       DEC-31-1997
[PERIOD-TYPE]                                           12-MOS
[CASH]                                                   3,324
[INT-BEARING-DEPOSITS]                                      33
[FED-FUNDS-SOLD]                                         1,440
[TRADING-ASSETS]                                             0
[INVESTMENTS-HELD-FOR-SALE]                             21,144
[INVESTMENTS-CARRYING]                                       0
[INVESTMENTS-MARKET]                                         0
[LOANS]                                                 46,647
[ALLOWANCE]                                                459
[TOTAL-ASSETS]                                          74,677
[DEPOSITS]                                              65,588
[SHORT-TERM]                                                 0
[LIABILITIES-OTHER]                                        810
[LONG-TERM]                                                  0
[COMMON]                                                 9,089
[PREFERRED-MANDATORY]                                        0
[PREFERRED]                                                  0
[OTHER-SE]                                                   0
[TOTAL-LIABILITIES-AND-EQUITY]                          74,677
[INTEREST-LOAN]                                          3,558
[INTEREST-INVEST]                                        1,248
[INTEREST-OTHER]                                             0
[INTEREST-TOTAL]                                         4,806
[INTEREST-DEPOSIT]                                       2,502
[INTEREST-EXPENSE]                                       2,511
[INTEREST-INCOME-NET]                                    2,295
[LOAN-LOSSES]                                              131
<SECURITIES-GAIN>                                            2
[EXPENSE-OTHER]                                          1,856
[INCOME-PRETAX]                                            486
[INCOME-PRE-EXTRAORDINARY]                                 883
[EXTRAORDINARY]                                              0
[CHANGES]                                                    0
[NET-INCOME]                                               883
[EPS-PRIMARY]                                              .92
[EPS-DILUTED]                                              .92
[YIELD-ACTUAL]                                            3.80
[LOANS-NON]                                                  0
[LOANS-PAST]                                                 0
[LOANS-TROUBLED]                                             0
[LOANS-PROBLEM]                                              0

[ALLOWANCE-OPEN]                                           328
[CHARGE-OFFS]                                                0
[RECOVERIES]                                                 0
[ALLOWANCE-CLOSE]                                          459
[ALLOWANCE-DOMESTIC]                                       459
[ALLOWANCE-FOREIGN]                                          0
[ALLOWANCE-UNALLOCATED]                                      0