Form 10QSB
period 1998-03-31
VALLEY FINANCIAL CORP /VA/
filed 1998-05-14
CIK 921590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998

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

At May 12, 1998, 964,040 shares of the issuer's common stock, no par value, were outstanding.

Transitional small business disclosure format:  Yes ___   No _X_.

                          VALLEY FINANCIAL CORPORATION
                                  FORM 10-QSB
                                 March 31, 1997

                                     INDEX


Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                        3
                  Consolidated Statements of Income                  4
                  Consolidated Statements of Cash Flows              5
                  Notes to Consolidated Financial Statements         6

         Item 2.  Management's Discussion and Analysis               9


Part II. OTHER INFORMATION

         Item 5.  Other Information                                 17

         Item 6.  Exhibits and Reports on Form 8-K                  17


SIGNATURES                                                          18

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                          VALLEY FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                  March 31     December 31
                                                    1998          1997
                                                  --------     -----------
                                             (in thousands, except share data)
Assets
   Cash and due from banks (note 2)                $ 2,249         $ 3,324
   Money market investments:
       Federal funds sold                                0           1,440
       Interest-bearing deposits                       196              33
                                                   -------         -------
           Total money market investments              196           1,473

   Securities available for sale (note 3)           28,034          21,144
   Loans:
       Commercial loans                             13,968          12,997
       Commercial real estate loans                 12,933          10,812
       Residential real estate loans                13,427          13,502
       Loans to individuals                         11,096           9,336
                                                   -------         -------
           Total loans                              51,424          46,647
   Less unearned income                                (35)            (38)
   Less allowance for loan losses (note 4)            (490)           (459)
                                                   -------         -------
       Total net loans                              50,899          46,150

   Premises and equipment                            1,290           1,315
   Organizational costs                                120             134
   Other assets                                        967           1,137
                                                   -------         -------
           Total assets                            $83,755         $74,677
                                                   =======         =======

Liabilities and Shareholders' Equity
   Deposits:
       Non-interest bearing demand deposits          8,640           7,956
       Interest bearing demand deposits             21,584          18,395
       Savings deposits                                802             653
       Certificates of deposits > $100,000           6,769           6,481
       Other time deposits                          31,764          32,103
                                                   -------         -------
           Total deposits                           69,559          65,588

   Short-term borrowings                                56               0
   Federal Home Loan Bank advances                   5,000               0
   Other liabilities                                   797             810
                                                   -------         -------
       Total liabilities                            75,412          66,398
                                                  --------        --------

   Preferred stock, no par value.  Authorized
     10,000,000 shares; none issued and
     outstanding
   Common stock, no par value.  Authorized
     10,000,000 shares; issued and outstanding
     964,040 at March 31, 1998 and March 31,
     1997 (note 5)                                   9,089           9,089
   Accumulated deficit                                (736)           (866)
   Accumulated other comprehensive income (loss)       (10)             56
                                                   -------         -------
       Total shareholders' equity                    8,343           8,279
                                                   -------         -------
           Total liabilities and shareholders'
             equity                                $83,755         $74,677
                                                   =======         =======

See accompanying notes to consolidated financial statements

                          VALLEY FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                             For the Period   For the Period
                                            January 1, 1998  January 1, 1997
                                                Through          Through
                                             March 31, 1998   March 31, 1997
                                            ---------------  ---------------
                                         (in thousands, except per share data)
Interest Income:
   Interest and fees on loans                        $1,035            $ 740
   Interest on money market investments                  36               32
   Interest on securities available for sale            362              225
                                                     ------            -----
       Total interest income                          1,433              997

Interest Expense:
   Interest on certificates of deposit >
     $100,000                                            92               61
   Interest on other deposits                           619              463
   Interest on borrowed funds                            19                0
       Total interest expense                           730              524
                                                     ------            -----

       Net interest income                              703              473

Provision for loan losses (note 4)                       31               36
                                                     ------            -----
   Net interest income after provision for
      loan losses                                       672              437

Noninterest income:
   Service charges on deposit accounts                   35               23
   Other fee income                                      23               16
   Securities gains                                      10                0
                                                     ------            -----
       Total noninterest income:                         68               39

Noninterest Expense:
   Salaries and employee benefits                       286              212
   Occupancy and equipment expense, net                  72               69
   Data processing expense                               26               21
   Marketing and advertising expense                     18               33
   Office supply expense                                 14               18
   Other expense                                        117               81
   Amortization of organizational expense                14               15
                                                     ------            -----
       Total noninterest expense                        547              449
                                                     ------            -----

Net income before taxes                              $  193             $ 27
                                                     ------            -----

Provision for income taxes                           $   63             $  0
                                                     ------            -----

Net income                                           $  130             $ 27
                                                     ======            =====

Net income per share (note 5)                        $ 0.13            $0.03
                                                     ======            =====

See accompanying notes to consolidated financial statements

                          VALLEY FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

--------------------------------------------------------------------------------
                                             For the Period   For the Period
                                            January 1, 1998  January 1, 1997
                                                Through          Through
                                             March 31, 1998   March 31, 1997
--------------------------------------------------------------------------------
                                                    (in thousands)
Cash Flows From Operating Activities:
   Net income                                      $   130            $   27
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Provision for loan losses                       31                36
        Depreciation and amortization of
          bank premises and equipment                   37                35
        Amortization of organizational
          expenses                                      14                15
        Amortization/accretion of premiums/
          discounts, net                                (6)               (1)
        Gain on sale of securities                     (10)                0
        Increase (decrease) in unearned fees            (3)                6
        (Increase) decrease in other assets            170               (49)
        Increase (decrease) in other liabilities        21               121
--------------------------------------------------------------------------------
Net cash provided by (used in) operating
  activities                                           384               190
--------------------------------------------------------------------------------
Cash Flows From Investing Activities:
        Net decrease in money market investments     1,333             1,540
        Purchases of premises and equipment            (12)              (63)
        Purchases of securities available-
          for-sale                                 (13,932)           (6,183)
        Proceeds from sales, calls and maturities
          of securities available-for-sale           6,958             1,165
        Net increase in loans                       (4,777)           (3,894)
--------------------------------------------------------------------------------
Net cash used in investing activities              (10,430)           (7,435)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities
        Increase in time deposits greater than
          $100,000                                     288               586
        Increase in other time deposits               (339)            2,295
        Net increase in other deposits               4,022             3,710
        Proceeds from Federal Home Loan Bank
          advances                                   5,000
--------------------------------------------------------------------------------
Net cash provided by financing activities            8,971             6,591
--------------------------------------------------------------------------------
Net Decrease in Cash and Due From Banks             (1,075)             (654)

Cash and Due From Banks at Beginning of Period       3,324             2,149
--------------------------------------------------------------------------------
Cash and Due From Banks at End of Period           $ 2,249            $1,495
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                          VALLEY FINANCIAL CORPORATION

                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                  (Unaudited)

(In thousands, except share and per share data)

     (1)  Organization and Summary of Significant Accounting Policies

          Valley Financial Corporation (the "Company") was incorporated under the laws of the Commonwealth of Virginia on March 15, 1994, primarily to serve as a holding company for Valley Bank, N.A. (the "Bank"), which opened for business on May 15, 1995. The Company's fiscal year end is December 31.

          The consolidated financial statements of the Company conform to generally accepted accounting principles and to general banking industry practices. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the consolidated financial statements herein have been included. The consolidated financial statements herein should be read in conjunction with the Company's 1997 Annual Report on Form 10-KSB.

     (2)  Cash and Cash Equivalents

          For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

     (3)  Securities

          The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at March 31, 1998 are shown in the table below. As of March 31, 1998, investments with an amortized cost of $199 were pledged as collateral for public deposits.



                                Carrying  Unrealized  Unrealized  Approximate
Securities held to maturity:     Values     Gains       Losses    Fair Values
----------------------------    -----------------------------------------------
U.S. Treasury                          0           0           0           0

U.S. Government agencies               0           0           0           0

Mortgage-backed securities             0           0           0           0

States and political
  subdivisions                         0           0           0           0

Corporate debt securities              0           0           0           0

Equity securities                      0           0           0           0
                                       -           -           -           -
   Total securities held to
     maturity                          0           0           0           0
----------------------------    -----------------------------------------------
Securities available for sale:

U.S. Treasury                    $   199         $ 0         ($1)    $   198

U.S. Government agencies         $18,863         $49        ($71)    $18,841

Mortgage-backed securities       $ 3,940         $32         ($9)    $ 3,963

States and political
  subdivisions                   $ 4,225         $ 6        ($33)    $ 4,198

Corporate debt securities        $    99         $ 4          $0     $   103

Equity securities                $   723         $ 8          $0     $   731
                                 -------         ---       -----     -------
   Total securities available
     for sale                    $28,049         $99       ($114)    $28,034
----------------------------    -----------------------------------------------
Total securities                 $28,049         $99       ($114)    $28,034
                                 =======         ===       =====     =======

     (4)  Allowance for Loan Losses

          Changes in the allowance for loan losses are as follows:

               Balance at January 1, 1998               $459

               Provision for loan losses                  31

               Recoveries                                  0

               Charged off loans                           0
                                                        ----
               Balance at March 31, 1998                $490
                                                        ====

     (5)  Net Income Per Share

          Net income per share is based upon the weighted average number of common shares outstanding during the period.

     (6)  Comprehensive Income

          In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130,
          "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Statement 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity.

          This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. It does not require per share amounts of comprehensive income to be disclosed.

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

          Adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company has net unrealized gains (losses) on available-for-sale securities, an item of other comprehensive income. For the three months ended March 31, 1998 and 1997, total comprehensive income
          (loss) was $64 and ($45), respectively.

Item 2. Management's Discussion and Analysis (000's omitted, except for share and per share information).

The following is management's discussion and analysis of the financial condition and results of operations of the Company as of and for the three months ended March 31, 1998 and 1997. The discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.


Overview

The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995.

Total assets at March 31, 1998 were $83,755, up 12% from $74,677 at December 31, 1997. The principal components of the Company's assets at the end of the period were $28,034 in securities available-for-sale and $51,424 in gross loans. Total liabilities at March 31, 1998 were $75,412, up 14% from $66,398 at December 31, 1997, with the increase almost entirely represented by $3,971 growth in deposits and $5,000 in advances from the Federal Home Loan Bank of Atlanta.

Total shareholders' equity at March 31, 1998 was $8,343, consisting of $9,089 in net proceeds from the Company's initial public offering, reduced by the accumulated deficit of $736 and $10 of unrealized losses on securities available-for-sale, net of related deferred tax benefit. At December 31, 1997, total shareholder's equity was $8,279.

The Company had net income of $130 for the quarter ended March 31, 1998, compared with $27 recorded for the quarter ended March 31, 1997. The significant improvement in profitability results from higher net interest income partially offset by increased noninterest expenses in virtually all categories.

Profitability as measured by the Company's return on average assets ("ROA") was
 .69% for the three months ended March 31, 1998, compared to .20% for the same period in 1997. Return on average equity ("ROE") for the first quarter of the year was 6.37% in 1998 and 1.49% in 1997.

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

Net interest income was $703 for the three months ended March 31, 1998 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income for 1998's first quarter increased 49% from $473 for the same period in 1997. Total interest income was $1,433 for the quarter, up $436 or 44% over $997 in the first quarter of 1997. The increase is a result of the Bank's reinvestment of deposit growth and borrowed funds into loans and securities. The net interest margin was 3.93% for the first three months of 1998, an increase of 21 basis points from the 3.72% reported for the same period in 1997. The increase in the margin from year to year is attributable to higher yields on earning assets and lower deposit costs, partly offset by a smaller relative share of the Company's total funds being provided by interest-free capital funds as rapid growth has occurred.

Provision for Loan Losses. A provision for loan losses of $31 was provided during the three months ended March 31, 1998 in recognition of management's estimate of inherent risks associated with lending activities. Due to the Bank's limited operating history, this estimate is primarily based on industry practices and consideration of local economic factors. The amount of the provision for loan losses is a charge against current earnings, and actual loan losses are charged against the allowance for loan losses. The allowance for loan losses was $490 as of March 31, 1998 and represents approximately .96% of net loans outstanding (see Note 4 to the Consolidated Financial Statements). Provision expense was $36 for the three months ended March 31, 1997, and the allowance stood at .99% of net loans at March 31, 1997. The decline in provision expense is due to a slowing in the rate of loan growth.

No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about the loan portfolio and other information available to them at the time of their examinations.

Noninterest Income. Noninterest income of $68 in the three months ended March 31, 1998 consisted of service charges and fees on accounts, gains on securities sold and other miscellaneous income, and represented an increase of $29 or 74% over the level reported for the same period one year earlier. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

Noninterest Expense. Noninterest expense for the first quarter of 1998 was $547, an increase of $98 or 22% over the comparable quarter in 1997. The largest components of the increase were compensation expense as additional employees were hired due to growth, and loan closing costs incurred in a successful home equity line of credit promotion. Noninterest expenses are expected to increase in future years as a direct result of business growth and expansion.

Year 2000. Many banks and other companies are encountering various degrees of difficulty and expense in modifying or replacing computer software and hardware to adapt to the coming date changeover from 1999 to 2000. The Company, being relatively new, enjoys an advantage with respect to Year 2000 issues in that its hardware and software are newer versions better able to cope with the century change. Additionally, the Company's major software applications are either operated or maintained by outside vendors whose responsibility it is to ensure Year 2000 compliance. The Company is continuing to review its operating systems and obtain compliance representations from vendors, but does not expect Year 2000 expenses to be material. However, should one or more of the Company's major software vendors fail to make good on its representation to be Year 2000 compliant, there could be significant adverse consequences to the Company's operations. The Company also is taking steps to assess the potential impacts of Year 2000 issues on its major commercial borrowers. Should a commercial borrower fail to deal adequately with Year 2000's impact on its computer systems, its operations could be jeopardized and its ability to repay its loan threatened.

Income Taxes. An expense of $63 was recognized in the first quarter of 1998 to reflect the Company's anticipated federal income tax liability for the period. This equated to an effective tax rate of 32.8%. The Company recorded no expense in 1997 for federal or state income taxes, due to the availability of net operating loss carryforwards.


Liquidity and Asset/Liability Management

Asset/liability management activities are designed to ensure that adequate liquidity available to meet loan demand or deposit outflows and, through the management of the Company's interest sensitivity position, to manage the impact of interest rate fluctuations on net interest income.

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

The Company's asset liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities/prepayments and loan repayments. The Company's ratio of liquid assets to deposits and short term borrowings was 44% at March 31, 1998 and 40% at December 31, 1997. The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. Federal funds sold at March 31, 1998 was zero compared to $1,440 at December 31, 1997.

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

Some financial institutions evaluate their "gaps" strictly from a balance sheet perspective, calculating the absolute difference between the volumes of assets and liabilities that have the contractual ability to reprice within a given period in response to changes in interest rates. Company management believes this "balance sheet gap" methodology does not adequately take into consideration the differences in the way various balance sheet items react to changing interest rates. For example, the rate on savings accounts does not move in direct tandem with changes in the prime rate, but typically increases or decreases to a much lesser extent. On the other hand, home equity lines and many commercial loans are tied directly to prime and immediately reprice to the full extent of any changes in the prime rate. Accordingly, the Company utilizes an "income statement gap" methodology that analyzes the various asset and liability categories and assigns them a "change ratio" that estimates their relative change in response to a change in the prime rate, based on industry trends and the Company's own experience. At least quarterly, the Company calculates the Bank's "income statement gap" to estimate how many assets and liabilities would reprice and to what extent within a one year period in response to changes in the prime rate, and compares the results to internal policy guidelines.


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

Investment securities at March 31, 1998 were $28,034, an increase of $6,890 or 33% from their level of $21,144 on December 31, 1997. The increase was due to funds available from deposit growth exceeding loan growth and the purchase of investment securities with the proceeds of a $5,000 advance from the Federal Home Loan Bank of Atlanta.

For more information on the investment portfolio, see Note 3 to the Consolidated Financial Statements.

Loan Portfolio

The Company's total loans were $51,424 at March 31, 1998, an increase of $4,777 or 10% from the $46,647 reported at December 31, 1997. The Company's ratio of net loans to total deposits stood at 73.2% at March 31, 1998 and 70.4% at December 31, 1997. Management seeks to maintain the ratio of loans to deposits in a range of 70% to 85%.

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

Commercial Loans. Commercial and industrial loans accounted for 27% of the loan portfolio as of March 31, 1998, and stood at $13,968 versus $12,997 three months earlier. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes.
 The creditworthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

Commercial Real Estate Loans. Commercial real estate construction and commercial real estate mortgages represent interim and permanent financing of commercial properties that are secured by real estate, and were 25% of total loans at March 31, 1998. Outstanding loans in this category equaled $12,933 and $10,812 at March 31, 1998 and December 31, 1997, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties. These borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

Residential Real Estate Loans. Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $13,427 in loans (26% of total loans) at March 31, 1998 and $13,502 in such loans at December 31, 1997. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years and offers a bi-weekly payment option to encourage faster repayment. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

Loans to Individuals. Loans to individuals include installment loans and home equity lines of credit/loans secured by junior liens on residential real estate. The loan proceeds typically are used to purchase vehicles, finance home remodeling or higher education, or for other consumer purposes. Loans to individuals totaled $11,096 (22% of total loans) at March 31, 1998 compared to $9,336 at December 31, 1997.

Nonperforming Assets. The Company had no nonperforming assets at March 31, 1998 or December 31, 1997.


Deposits

As of March 31, 1998, total deposits were $69,559, an increase of $3,971 or 6% from their level of $65,588 at December 31, 1997. The increase in total deposits during the quarter was primarily due to increases in previously-existing accounts as well as new accounts opened.

For the quarter ended March 31, 1998, noninterest bearing demand deposits were $8,640 or 12% of total deposits. At December 31, 1997, noninterest bearing demand deposits were $7,956 or 12% of total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) were $31,026 or 45% of total deposits at March 31, 1998, up from $27,004 or 41% of total deposits at December 31, 1997. Total interest bearing deposits stood at $60,919 at the end of the first quarter of 1998, an increase of $3,287 or 6% over their level of $57,632 at December 31, 1997.

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


Capital Resources

The Company's financial position at March 31, 1998 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

Total shareholders' equity was $8,343 at March 31, 1998 compared with $8,279 at December 31, 1997, an increase of $64 or 1%. The increase is attributable to the first quarter's net income of $130 reduced by $66 in increased net unrealized depreciation on available-for-sale investment securities over their level at December 31, 1997.

For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:



     Ratio          3/31/98        12/31/97       3/31/97        Minimum
     -----          -------        --------       -------        -------
     Tier 1          14.4%          15.6%          17.7%           4%

     Total           15.3%          16.5%          18.6%           8%

     Leverage        10.8%          11.5%          13.2%           3%



It is anticipated that the Company's capital adequacy ratios will continue to decline as long as the rate of asset growth continues to outstrip the rate of internal capital generation through retention of earnings. If this trend continues, the Company in the future will have to raise additional capital funds or curtail its rate of asset growth.

                          PART II.  OTHER INFORMATION


Item 5.  Other Information.

None.


Item 6.  Exhibits and Reports on Form 8-K.

(a) The Company filed the following exhibits for the quarter ended March 31, 1998:

     27.  Financial Data Schedule

(b) The Company filed one report on Form 8-K during the quarter ended March 31, 1998. The report, dated February 13, 1998, reported the Company's consolidated financial results for the quarter and the year ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VALLEY FINANCIAL CORPORATION



May 12, 1998                       /s/ Ellis L. Gutshall
------------------------           -------------------------------------
Date                               Ellis L. Gutshall, President
                                   and Chief Executive Officer



May 12, 1998                       /s/ A. Wayne Lewis
------------------------           -------------------------------------
Date                               A. Wayne Lewis, Executive
                                   Vice President and Chief
                                   Financial Officer

                                   Exhibit 27
                            Financial Data Schedule


[ARTICLE]                                                       9
[MULTIPLIER]                                                1,000
[LEGEND]
[RESTATED]
[CIK]                                                  0000921590
[NAME]                                  VALLEY FINANCIAL CORP/VA/
[FISCAL-YEAR-END]                                     DEC-31-1998
[PERIOD-START]                                        JAN-01-1998
[PERIOD-END]                                          MAR-31-1998
[PERIOD-TYPE]                                               3-MOS
[CASH]                                                      2,249
[INT-BEARING-DEPOSITS]                                        196
[FED-FUNDS-SOLD]                                                0
[TRADING-ASSETS]                                                0
[INVESTMENTS-HELD-FOR-SALE]                                28,034
[INVESTMENTS-CARRYING]                                          0
[INVESTMENTS-MARKET]                                            0
[LOANS]                                                    51,424
[ALLOWANCE]                                                   490
[TOTAL-ASSETS]                                             83,755
[DEPOSITS]                                                 69,559
[SHORT-TERM]                                                   56
[LIABILITIES-OTHER]                                           797

[LONG-TERM]                                                 5,000
[COMMON]                                                    9,089
[PREFERRED-MANDATORY]                                           0
[PREFERRED]                                                     0
[OTHER-SE]                                                      0
[TOTAL-LIABILITIES-AND-EQUITY]                             83,755
[INTEREST-LOAN]                                             1,035
[INTEREST-INVEST]                                             362
[INTEREST-OTHER]                                               36
[INTEREST-TOTAL]                                            1,433
[INTEREST-DEPOSIT]                                            711
[INTEREST-EXPENSE]                                            730
[INTEREST-INCOME-NET]                                         703
[LOAN-LOSSES]                                                  31
<SECURITIES-GAIN>                                              10
[EXPENSE-OTHER]                                               547
[INCOME-PRETAX]                                               193
[INCOME-PRE-EXTRAORDINARY]                                    193
[EXTRAORDINARY]                                                 0
[CHANGES]                                                       0
[NET-INCOME]                                                  130
[EPS-PRIMARY]                                                 .13
[EPS-DILUTED]                                                 .13
[YIELD-ACTUAL]                                               3.93
[LOANS-NON]                                                     0

[LOANS-PAST]                                                    0
[LOANS-TROUBLED]                                                0
[LOANS-PROBLEM]                                                 0
[ALLOWANCE-OPEN]                                              459
[CHARGE-OFFS]                                                   0
[RECOVERIES]                                                    0
[ALLOWANCE-CLOSE]                                             490
[ALLOWANCE-DOMESTIC]                                          490
[ALLOWANCE-FOREIGN]                                             0
[ALLOWANCE-UNALLOCATED]                                       490