Form 10QSB
period 1998-06-30
VALLEY FINANCIAL CORP /VA/
filed 1998-08-13
CIK 921590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes _x_   No __

At May 12, 1998, 964,040 shares of the issuer's common stock, no par value, were outstanding.

Transitional small business disclosure format:  Yes ___   No _x_.

                          VALLEY FINANCIAL CORPORATION
                                  FORM 10-QSB
                                 June 30, 1998

                                     INDEX


Part I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets                            3
                   Consolidated Statements of Income                      4
                   Consolidated Statements of Cash Flows                  6
                   Notes to Consolidated Financial
                      Statements                                          7

          Item 2.  Management's Discussion and Analysis                  10

Part II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of
                      Security Holders                                   18

          Item 5.  Other Information                                     19

          Item 6.  Exhibits and Reports on Form 8-K                      19

SIGNATURES                                                               20

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                          VALLEY FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                  June 30      December 31
                                                    1998          1997
                                                  --------     -----------
                                             (in thousands, except share data)
Assets
   Cash and due from banks (note 2)                $ 3,234         $ 3,324
   Money market investments:
       Federal funds sold                                0           1,440
       Interest-bearing deposits                         8              33
                                                   -------         -------
           Total money market investments                8           1,473

   Securities available for sale (note 3)           24,499          21,144
   Loans:
       Commercial loans                             15,417          12,997
       Commercial real estate loans                 19,493          10,812
       Residential real estate loans                14,353          13,502
       Loans to individuals                         11,479           9,336
                                                   -------         -------
           Total loans                              60,742          46,647
   Less unearned income                                (44)            (38)
   Less allowance for loan losses (note 4)            (587)           (459)
                                                   -------         -------
       Total net loans                              60,111          46,150

   Premises and equipment                            1,283           1,315
   Organizational costs                                106             134
   Other assets                                      1,145           1,137
                                                   -------         -------
           Total assets                            $90,386         $74,677
                                                   =======         =======

Liabilities and Shareholders' Equity
   Deposits:
       Non-interest bearing demand deposits          8,251           7,956
       Interest bearing demand deposits             20,112          18,395
       Savings deposits                                898             653
       Certificates of deposits greater
         than $100,000                               7,074           6,481
       Other time deposits                          36,218          32,103
                                                   -------         -------
           Total deposits                           72,553          65,588

   Short-term borrowings                             3,479               0
   Federal Home Loan Bank advances                   5,000               0
   Other liabilities                                   857             810
                                                   -------         -------
       Total liabilities                            81,889          66,398
                                                  --------        --------

   Preferred stock, no par value.  Authorized
     10,000,000 shares; none issued and
     outstanding
   Common stock, no par value.  Issued and
      outstanding 964,040 at June 30, 1998
      and December 31, 1997 (note 5)                 9,089           9,089
   Accumulated deficit                                (606)           (866)
   Accumulated other comprehensive income               14              56
                                                   -------         -------
       Total shareholders' equity                    8,497           8,279
                                                   -------         -------

           Total liabilities and shareholders'
             equity                                $90,386         $74,677
                                                   =======         =======

See accompanying notes to consolidated financial statements


                          VALLEY FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                             For the Period   For the Period
                                            January 1, 1998  January 1, 1997
                                                Through          Through
                                             June 30, 1998    June 30, 1997
                                            ---------------  ---------------
                                         (in thousands, except per share data)
Interest Income:
   Interest and fees on loans                        $2,239           $1,617
   Interest on money market investments                  40               44
   Interest on investment securities
     available-for-sale                                 763              504
                                                     ------            -----
       Total interest income                          3,042            2,165

Interest Expense:
   Interest on certificates of deposit
     greater than $100,000                              188              133
   Interest on other deposits                         1,275              992
   Interest on borrowed funds                           109                4
                                                     ------            -----
                                                      1,572            1,129
                                                     ------            -----
       Net interest income                            1,470            1,036
Provision for loan losses (note 4)                      128               82
                                                     ------            -----
   Net interest income after provision for
     loan losses                                      1,342              954
                                                     ------            -----

Noninterest Income:
   Service charges on deposit accounts                   73               53
   Other fee income                                      39               30
   Securities gains                                      10                0
                                                     ------            -----
       Total noninterest income:                        122               83

Noninterest Expense:
   Salaries and employee benefits                       579              446
   Occupancy and equipment expense, net                 147              141
   Data processing expense                               55               42
   Marketing and advertising expense                     37               54
   Office supply expense                                 30               27
   Other expense                                        220              169
   Amortization of organizational expense                28               29
                                                     ------            -----
       Total noninterest expense                      1,096              908
                                                     ------            -----

Income before income taxes                           $  368            $ 129
                                                     ------            -----

Provision for income taxes                           $  108            $   0
                                                     ------            -----

Net income                                           $  260            $ 129
                                                     ======            =====

Net income per share (note 5)                        $ 0.27            $0.13
                                                     ======            =====

See accompanying notes to consolidated financial statements


                          VALLEY FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                             For the Period   For the Period
                                             April 1, 1998     April 1, 1997
                                                Through          Through
                                             June 30, 1998    June 30, 1997
                                            ---------------  ---------------
                                         (in thousands, except per share data)
Interest Income:
   Interest and fees on loans                        $1,204           $  877
   Interest on money market investments                   4               12
   Interest on investment securities
     available-for-sale                                 401              279
                                                     ------            -----
       Total interest income                          1,609            1,168
Interest Expense:
   Interest on certificates of deposit
     greater than $100,000                               96               72
   Interest on other deposits                           656              529
   Interest on borrowed funds                            90                4
                                                     ------            -----
                                                        842              605
                                                     ------            -----
       Net interest income                              767              563

Provision for loan losses (note 4)                       97               46
                                                     ------            -----
   Net interest income after provision for
     loan losses                                        670              517
                                                     ------            -----

Noninterest Income:
   Service charges on deposit accounts                   38               30
   Other fee income                                      16               14
   Securities gains                                       0                0
                                                     ------            -----
       Total noninterest income:                         54               44

Noninterest Expense:
   Salaries and employee benefits                       293              234
   Occupancy and equipment expense, net                  75               72
   Data processing expense                               29               21
   Marketing and advertising expense                     19               21
   Office supply expense                                 16                9
   Other expense                                        103               88
   Amortization of organizational expense                14               14
                                                     ------            -----
       Total noninterest expense                        549              459
                                                     ------            -----

Income before income taxes                           $  175            $ 102
                                                     ------            -----

Provision for income taxes                           $   45            $   0
                                                     ------            -----

Net income                                           $  130            $ 102
                                                     ======            =====

Net income per share (note 5)                        $ 0.13            $0.11
                                                     ======            =====

See accompanying notes to consolidated financial statements


                          VALLEY FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

--------------------------------------------------------------------------------
                                             For the Period   For the Period
                                            January 1, 1998  January 1, 1997
                                                Through          Through
                                             June 30, 1998    June 30, 1997
--------------------------------------------------------------------------------
                                                    (in thousands)
Cash Flows From Operating Activities:
   Net income                                      $   260           $   129
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Provision for loan losses                      128                82
        Depreciation/amortization of
          premises/equipment                            52                72
        Amortization or organizational
          expenses                                      28                29
        Amortization/accretion of premiums/
          discounts, net                                (3)                4
        Gain on sale of securities                      10                 0
        Increase in unearned fees                        6                 5
        Increase in other assets                        (8)             (150)
        Increase in other liabilities                   69               186
--------------------------------------------------------------------------------
Net cash provided by operating activities              542               357
--------------------------------------------------------------------------------
Cash Flows From Investing Activities:
   Net decrease in money market investments          1,465             1,922
   Purchases of premises and equipment                 (20)              (63)
   Purchases of securities                         (14,723)           (8,794)
   Proceeds from sales, calls and maturities
     of securities                                  11,297             2,565
   Net increase in loans                           (14,095)           (8,083)
--------------------------------------------------------------------------------
Net cash used in investing activities              (16,076)          (12,453)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities:
   Increase (decrease) in time deposits
     greater than $100,000                          (1,407)            1,138
   Increase in other time deposits                   4,115             4,690
   Net increase in other deposits                    4,257             5,523
   Increase in short-term borrowings                 3,479               318
   Proceeds from Federal Home Loan Bank
     advances                                        5,000                 0
--------------------------------------------------------------------------------
Net cash provided by financing activities           15,444            11,669
--------------------------------------------------------------------------------
Net Decrease in Cash and Due From Banks                (90)             (427)

Cash and Due From Banks at Beginning of Period       3,324             2,149
--------------------------------------------------------------------------------
Cash and Due From Banks at End of Period           $ 3,234           $ 1,722
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements


                          VALLEY FINANCIAL CORPORATION

                   Notes to Consolidated Financial Statements
                                 June 30, 1998
                                  (Unaudited)

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

     (3)  Securities

          The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at June 30, 1998 are shown in the table below. As of June 30, 1998, investments with an amortized cost of $199 were pledged as collateral for public deposits.


                                Carrying  Unrealized  Unrealized  Approximate
Securities held to maturity:     Values     Gains       Losses    Fair Values
----------------------------    -----------------------------------------------
U.S. Treasury                          0           0           0           0

U.S. Government agencies               0           0           0           0

Mortgage-backed securities             0           0           0           0

States and political
  subdivisions                         0           0           0           0

Corporate debt securities              0           0           0           0

Equity securities                      0           0           0           0
                                       -           -           -           -
   Total securities held to
     maturity                          0           0           0           0
----------------------------    -----------------------------------------------

Securities available for sale:

U.S. Treasury                    $   199         $ 0         $ 0     $   199

U.S. Government agencies         $15,179         $48        ($32)    $15,195

Mortgage-backed securities       $ 3,574         $26         ($8)    $ 3,592

States and political
  subdivisions                   $ 4,692         $13        ($35)    $ 4,670

Corporate debt securities        $    99         $ 2          $0     $   101

Equity securities                $   735         $ 7          $0     $   742
                                 -------         ---       -----     -------
   Total securities available
     for sale                    $24,478         $96        ($75)    $24,499
----------------------------    -----------------------------------------------
Total securities                 $24,478         $96        ($75)    $24,499
                                 =======         ===       =====     =======


     (4)  Allowance for Loan Losses

          Changes in the allowance for loan losses are as follows:

                                               1998          1997
                                               ----          ----
               Balance at January 1, 1998      $459          $328

               Provision for loan losses        128            82

               Recoveries                         0             0

               Charged off loans                  0             0
                                               ----          ----
               Balance at June 30              $587          $410
                                               ====          ====


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

          Adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company has net unrealized gains (losses) on available-for-sale securities, an item of other comprehensive income. For the six months ended June 30, 1998 and 1997, total comprehensive income was $218 and $114, respectively. For the three months ended June 30, 1998 and 1997, total comprehensive income was $154 and $159, respectively.


Item 2. Management's Discussion and Analysis (000's omitted, except for share and per share information).

The following is management's discussion and analysis of the financial condition and results of operations of the Company as of and for the six months and three months ended June 30, 1998 and 1997. The discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

Overview

The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995.

Total assets at June 30, 1998 were $90,386, up 21% from $74,677 at December 31, 1997. The principal components of the Company's assets at the end of the period were $24,499 in securities available-for-sale and $60,742 in gross loans. Total liabilities at June 30, 1998 were $81,899, up 23% from $66,398 at December 31, 1997, with the increase almost entirely represented by $6,965 growth in deposits, $3,479 in federal funds purchased and $5,000 in advances from the Federal Home Loan Bank of Atlanta.

Total shareholders' equity at June 30, 1998 was $8,497, consisting of $9,089 in net proceeds from the Company's initial public offering, reduced by the accumulated deficit of $606 and increased by $14 of unrealized gains on securities available-for-sale, net of related deferred tax liability. At December 31, 1997, total shareholder's equity was $8,279.

The Company had net income of $260 for the six months ended June 30, 1998, compared with $129 recorded for the six months ended June 30, 1997, a 102% increase. The significant improvement in profitability results from higher net interest income partially offset by increased noninterest expenses in virtually all categories. Net income for the three months ended June 30, 1998 was $130, a 28% increase over the $102 recorded for the second quarter of 1997. Comparability of net income is affected by the income tax provision of $108 and $45 booked for the six month and three month periods ended June 30, 1998, respectively, versus no income tax expense booked in the same periods in 1997.

Profitability as measured by the Company's return on average assets ("ROA") was .64% for the six months ended June 30, 1998, compared to .45% for the same period in 1997. ROA for the second quarter of 1998 was .60% versus .66% in the second quarter of 1997. Return on average equity ("ROE") was 6.26% for the six months ended June 30, 1998 compared to 3.53% for the same period in 1997. ROE for the second quarter of the year was 6.16% in 1998 and 5.47% in 1997.

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

Net interest income was $1,470 for the six months ended June 30, 1998 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income for the first half of 1998 increased 42% from $1,036 for the same period in 1997.
The net interest margin on a fully taxable equivalent ("FTE") basis was 3.91% for the first six months of 1998, an increase of 10 basis points from the 3.81% reported for the same period in 1997. The increase in the margin from year to year is attributable to higher yields on earning assets and lower deposit costs, partly offset by a smaller relative share of the Company's total funds being provided by interest-free capital funds as rapid growth has occurred.

For the three months ended June 30, 1998 net interest income was $767 and the FTE net interest margin was 3.86%. Net interest income was $563 and the net interest margin was 3.85% for the second quarter of 1997.

Provision for Loan Losses. A provision for loan losses of $128 was provided during the six months ended June 30, 1998, an increase of $46 or 56% over the same period in 1997, in recognition of management's estimate of inherent risks associated with lending activities. Due to the Bank's limited operating history, this estimate is primarily based on industry practices and consideration of local economic factors. The amount of the provision for loan losses is a charge against current earnings, and actual loan losses are charged against the allowance for loan losses. The allowance for loan losses was $587 as of June 30, 1998 and represented approximately .98% of net loans outstanding versus .99% of net loans at December 31, 1997 (see Note 4 to the Consolidated Financial Statements).

Provision expense was $97 for the three months ended June 30, 1998 compared to $46 for the same period in 1997, a 111% increase. The increase in provision expense is due to growth in average loans outstanding.

No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about the loan portfolio and other information available to them at the time of their examinations.

Noninterest Income. Noninterest income of $122 in the six months ended June 30, 1998 consisted of service charges and fees on accounts, gains on securities sold and other miscellaneous income, and represented an increase of $39 or 47% over the $83 reported for the same period one year earlier. For the three months ended June 30, 1998 noninterest income was $54, an increase of $10 or 23% over the $44 reported for the second quarter of 1997. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

Noninterest Expense. Noninterest expense for the first six months of 1998 was $1,096, an increase of $188 or 21% over the same period in 1997. The largest components of the increase were compensation expense as additional employees were hired due to growth, and loan closing costs incurred in a successful home equity line of credit promotion. Noninterest expense for the quarter ended June 30, 1998 was $549, an increase of $90 or 20% over the second quarter of 1997. Noninterest expenses are expected to increase in future years as a direct result of business growth and expansion.

Year 2000. Many banks and other companies are encountering various degrees of difficulty and expense in modifying or replacing computer software and hardware to adapt to the coming date changeover from 1999 to 2000. The Company, being relatively new, enjoys certain advantages with respect to Year 2000 issues in that much of its hardware and software are newer versions requiring less remediation to be able to cope with the century change. Additionally, the Company's major software applications are either operated or maintained by outside vendors whose responsibility it is to ensure Year 2000 compliance. The Company has adopted a formal Year 2000 Action Plan pursuant to which it is reviewing and testing its operating systems. Management currently expects Year 2000 expenses will total less than $100, but there can be no assurance that the actual total will not be greater. Should one or more of the Company's major software vendors fail to make good on its representation to be Year 2000 compliant, there could be significant adverse consequences to the Company's operations. The Company also is taking steps to assess the potential impacts of Year 2000 issues on its major commercial borrowers. Should a commercial borrower fail to deal adequately with Year 2000's impact on its computer systems, its operations could be jeopardized and its ability to repay its loan threatened.

Income Taxes. An expense of $108 was recognized in the six months ended June 30, 1998 to reflect the Company's anticipated federal income tax liability for the period. This equated to an effective tax rate of 29%. Provision for income taxes was $45 for the second quarter of 1998, an effective tax rate of 26%. The Company recorded no expense in 1997 for federal or state income taxes, due to the availability of net operating loss carryforwards.

Liquidity and Asset/Liability Management

Asset/liability management activities are designed to ensure that adequate liquidity available to meet loan demand or deposit outflows and, through the management of the Company's interest sensitivity position, to manage the impact of interest rate fluctuations on net interest income.

Liquidity. Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers credit needs. Liquidity represents a financial institutions ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.

The Company's asset liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities/ prepayments and loan repayments. The Company's ratio of liquid assets to deposits and short term borrowings was 36% at June 30, 1998 and 40% at December 31, 1997. The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. The Company had no Federal funds sold at June 30, 1998 compared to $1,440 at December 31, 1997.

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

In addition to asset liquidity, the Company would have liquidity available to it through increasing certain categories of liabilities. It could purchase overnight federal funds, borrow from correspondent banks, sell securities under a repurchase agreement or obtain advances from the Federal Home Loan Bank. As a result of the Company's management of liquid assets and the ability to generate liquidity through alternative funding sources, management believes the Company maintains overall liquidity sufficient to meet its depositors requirements and satisfy its customers credit needs.

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

While no single measure can completely identify the impact of changes in interest rates on net interest income, a commonly-used technique within the industry is to assess the differences in the amounts of rate-sensitive assets and rate-sensitive liabilities. These differences or "gaps" provide an indication of the extent to which net interest income may be affected by future changes in interest rates. A "positive gap" exists when rate-sensitive assets exceed rate-sensitive liabilities and indicates that a greater volume of assets than liabilities will reprice during agiven period. A positive gap may enhance earnings in a rising interest rate environment and may inhibit earnings in a declining interest rate environment. Conversely, when rate-sensitive liabilities exceed rate-sensitive assets (a "negative gap"), a greater volume of liabilities than assets will reprice within the period. In such a case, a rising interest rate environment may inhibit earnings and a declining interest rate environment may enhance earnings.

Some financial institutions evaluate their "gaps" strictly from a balance sheet perspective, calculating the absolute difference between the volumes of assets and liabilities that have the contractual ability to reprice within a given period in response to changes in interest rates. Company management believes this "balance sheet gap" methodology does not adequately take into consideration the differences in the way various balance sheet items react to changing interest rates. For example, the rate on savings accounts does not move in direct tandem with changes in the prime rate, but typically increases or decreases to a much lesser extent. On the other hand, home equity lines and many commercial loans are tied directly to prime and immediately reprice to the full extent of any changes in the prime rate. Accordingly, the Company utilizes an "income statement gap" methodology that analyzes the various asset and liability categories and assigns them a "change ratio" that estimates their relative change in response to a change in the prime rate, based on industry trends and the Company's own experience. At least quarterly, the Company calculates the Banks "income statement gap" to estimate how many assets and liabilities would reprice and to what extent within a one year period in response to changes in the prime rate, and compares the results to internal policy guidelines.

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

Investment securities at June 30, 1998 were $24,499, an increase of $3,355 or 16% from their level of $21,144 on December 31, 1997. The increase was attributable to investment of funds available from deposit growth and the purchase of investment securities with the proceeds of a $5,000 advance from the Federal Home Loan Bank of Atlanta, partially offset by the liquidation of investment securities to fund strong loan growth in the second quarter.

For more information on the investment portfolio, see Note 3 to the Consolidated Financial Statements.

Loan Portfolio

The Company's total loans were $60,742 at June 30, 1998, an increase of $14,095 or 30% from the $46,647 reported at December 31, 1997. The Company's ratio of net loans to total deposits stood at 83% at June 30, 1998 and 70% at December 31, 1997. Management seeks to maintain the ratio of loans to deposits in a range of 70% to 85%.

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

Commercial Loans. Commercial and industrial loans accounted for 25% of the loan portfolio as of June 30, 1998 and stood at $15,417 versus $12,997 six months earlier. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The creditworthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

Commercial Real Estate Loans. Commercial real estate construction and commercial real estate mortgages represent interim and permanent financing of commercial properties that are secured by real estate, and were 32% of total loans at June 30, 1998. Outstanding loans in this category equaled $19,493 and $10,812 at June 30, 1998 and December 31, 1997, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties. These borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

Residential Real Estate Loans. Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $14,353 in loans (24% of total loans) at June 30, 1998 and $13,502 in such loans at December 31, 1997. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years and offers a bi-weekly payment option to encourage faster repayment. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

Loans to Individuals. Loans to individuals include installment loans and home equity lines of credit/loans secured by junior liens on residential real estate. The loan proceeds typically are used to purchase vehicles, finance home remodeling or higher education, or for other consumer purposes. Loans to individuals totaled $11,479 (19% of total loans) at June 30, 1998 compared to $9,336 at December 31, 1997.

Nonperforming Assets. The Company had no nonperforming assets at June 30, 1998 or December 31, 1997.

Deposits

As of June 30, 1998, total deposits were $72,553, an increase of $6,965 or 11% from their level of $65,588 at December 31, 1997. The increase in total deposits was due to increases in previously-existing accounts as well as new accounts opened.

At June 30, 1998 noninterest bearing demand deposits were $8,251 or 11% of total deposits. At December 31, 1997 noninterest bearing demand deposits were $7,956 or 12% of total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) were $29,261 or 40% of total deposits at June 30, 1998, up from $27,004 or 41% of total deposits at December 31, 1997. Total interest bearing deposits stood at $64,302 at June 30, 1998, an increase of $6,670 or 12% over their level of $57,632 at December 31, 1997.

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

Capital Resources

The Company's financial position at June 30, 1998 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses. Total shareholders equity was $8,497 at June 30, 1998 compared with $8,279 at December 31, 1997, an increase of $218 or 3%. The increase is attributable to the first half's net income of $260 reduced by $42 in decreased accumulated other comprehensive income from the level at December 31, 1997.

For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:



     Ratio          6/30/98        12/31/97       6/30/97        Minimum
     -----          -------        --------       -------        -------
     Tier 1          12.7%          15.6%          17.7%           4%

     Total           13.6%          16.5%          18.6%           8%

     Leverage         9.7%          11.5%          13.2%           3%


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

                             PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its 1998 Annual Meeting of Shareholders on April 16, 1998, at which meeting four Class A and one Class C directors were re-elected to new three year terms. The following table indicates the total votes in favor of, and withheld from voting on, the re-election of each nominee, and provides certain information with respect to those directors not standing for re-election whose term of office continued past the 1998 Annual Meeting of
Shareholders:


                                   Term of        Affirmative       Votes
        Director Name              Office           Votes          Withheld
        -------------              -------        -----------      --------
        Class A Directors

        Eddie F. Hearp           1998-2001           766,132          2,800
        Anna L. Lawson           1998-2001           764,177          4,000
        John W. Starr, M.D.      1998-2001           764,732          4,200
        Michael E. Warner        1998-2001           764,932          4,000

        Class B Directors
        Abney S. Boxley, III     1996-1999
        W. Jackson Burrows       1996-1999
        William D. Elliot        1996-1999
        Barbara B. Lemon         1996-1999
        Ward W. Stevens, M.D.    1996-1999

        Class C Directors

        Ellis L. Gutshall        1997-2000
        Mason Haynesworth        1998-2000           764,432          4,500
        A. Wayne Lewis           1997-2000
        George W. Logan          1997-2000
        Maury L. Strauss         1997-2000


Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) The Company filed the following exhibits for the quarter ended June 30, 1998:

     27.  Financial Data Schedule

(b) The Company filed one report on Form 8-K during the quarter ended June 30, 1998. The report, dated April 20, 1998, reported the Company's consolidated financial results for the quarter ended March 31, 1998.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VALLEY FINANCIAL CORPORATION



August 13, 1998                    /s/ Ellis L. Gutshall
------------------------           -------------------------------------
Date                               Ellis L. Gutshall, President
                                   and Chief Executive Officer



August 13, 1998                    /s/ A. Wayne Lewis
------------------------           -------------------------------------
Date                               A. Wayne Lewis, Executive
                                   Vice President and Chief
                                   Financial Officer

                                     Exhibit 27
                               Financial Data Schedule


[ARTICLE]                                                       9
[MULTIPLIER]                                                1,000
[LEGEND]
[RESTATED]
[CIK]                                                  0000921590
[NAME]                                  VALLEY FINANCIAL CORP/VA/
[FISCAL-YEAR-END]                                     DEC-31-1998
[PERIOD-START]                                        JAN-01-1998
[PERIOD-END]                                          JUN-30-1998
[PERIOD-TYPE]                                               6-MOS
[CASH]                                                      3,234
[INT-BEARING-DEPOSITS]                                          8
[FED-FUNDS-SOLD]                                                0
[TRADING-ASSETS]                                                0
[INVESTMENTS-HELD-FOR-SALE]                                24,499
[INVESTMENTS-CARRYING]                                          0
[INVESTMENTS-MARKET]                                            0
[LOANS]                                                    60,742
[ALLOWANCE]                                                   587
[TOTAL-ASSETS]                                             90,386
[DEPOSITS]                                                 72,553
[SHORT-TERM]                                                3,479
[LIABILITIES-OTHER]                                           857
[LONG-TERM]                                                 5,000

[COMMON]                                                    9,089
[PREFERRED-MANDATORY]                                           0
[PREFERRED]                                                     0
[OTHER-SE]                                                      0
[TOTAL-LIABILITIES-AND-EQUITY]                             90,386
[INTEREST-LOAN]                                             2,239
[INTEREST-INVEST]                                             763
[INTEREST-OTHER]                                               40
[INTEREST-TOTAL]                                            3,042
[INTEREST-DEPOSIT]                                          1,463
[INTEREST-EXPENSE]                                          1,572
[INTEREST-INCOME-NET]                                       1,470
[LOAN-LOSSES]                                                 128
<SECURITIES-GAIN>                                              10
[EXPENSE-OTHER]                                             1,096
[INCOME-PRETAX]                                               368
[INCOME-PRE-EXTRAORDINARY]                                    368
[EXTRAORDINARY]                                                 0
[CHANGES]                                                       0
[NET-INCOME]                                                  260
[EPS-PRIMARY]                                                0.27
[EPS-DILUTED]                                                0.27
[YIELD-ACTUAL]                                               3.91
[LOANS-NON]                                                     0
[LOANS-PAST]                                                    0
[LOANS-TROUBLED]                                                0

[LOANS-PROBLEM]                                                 0
[ALLOWANCE-OPEN]                                              459
[CHARGE-OFFS]                                                   0
[RECOVERIES]                                                    0
[ALLOWANCE-CLOSE]                                             587
[ALLOWANCE-DOMESTIC]                                          587
[ALLOWANCE-FOREIGN]                                             0
[ALLOWANCE-UNALLOCATED]                                       587