Form 10QSB
period 1998-09-30
VALLEY FINANCIAL CORP /VA/
filed 1998-11-13
CIK 921590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

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

At November 10, 1998, 964,165 shares of the issuer's common stock, no par value, were outstanding.

Transitional small business disclosure format:  Yes ___   No _X_.

                          VALLEY FINANCIAL CORPORATION
                                  FORM 10-QSB
                               September 30, 1998

                                     INDEX


Part I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets                                     3
          Consolidated Statements of Income                               4
          Consolidated Statements of Cash Flows                           6
          Notes to Consolidated Financial Statements                      7

     Item 2.  Management's Discussion and Analysis                       10


Part II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of
       Security Holders                                                  18

     Item 5.  Other Information                                          18

     Item 6.  Exhibits and Reports on Form 8-K                           18


SIGNATURES                                                               19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          VALLEY FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                  September 30   December 31
                                                     1998           1997
                                                  ------------   -----------
                                              (in thousands, except share data)
Assets
   Cash and due from banks (note 2)                   $ 3,240       $ 3,324
   Money market investments:
       Federal funds sold                                   0         1,440
       Interest-bearing deposits                           21            33
                                                      -------       -------
           Total money market investments                  21         1,473

   Securities available for sale (note 3)              28,038        21,144
   Loans:
       Commercial loans                                16,285        12,997
       Commercial real estate loans                    23,189        10,812
       Residential real estate loans                   14,203        13,502
       Loans to individuals                            12,791         9,336
                                                      -------       -------
           Total loans                                 66,468        46,647
   Less unearned income                                   (41)          (38)
   Less allowance for loan losses (note 4)               (653)         (459)
                                                      -------       -------
       Total net loans                                 65,774        46,150


   Premises and equipment                               1,635         1,315
   Organizational costs                                    90           134
   Other assets                                         1,042         1,137
                                                      -------       -------
           Total assets                               $99,840       $74,677
                                                      =======       =======

Liabilities and Shareholders' Equity
   Deposits:
       Non-interest bearing demand deposits             9,304         7,956
       Interest bearing demand deposits                25,085        18,395
       Savings deposits                                   912           653
       Certificates of deposits > $100,000              7,899         6,481
       Other time deposits                             38,749        32,103
                                                      -------       -------
           Total deposits                              81,949        65,588

   Federal funds purchased                              2,891             0
   Federal Home Loan Bank advances                      5,000             0
   Other liabilities                                      994           810
                                                      -------       -------
       Total liabilities                               90,834        66,398
                                                      -------       -------

   Preferred stock, no par value.  Authorized
     10,000,000 shares; none issued and
     outstanding
   Common stock, no par value.  Authorized
     10,000,000 shares; issued and
     outstanding 964,165 at September 30, 1998
     and 964,040 at December 31, 1996 (note 5)          9,091         9,089
   Accumulated deficit                                   (386)         (866)
   Accumulated other comprehensive income (note 6)        301            56
                                                      -------       -------
       Total shareholders' equity                       9,006         8,279

           Total liabilities and shareholders'
             equity                                   $99,840       $74,677
                                                      =======       =======

See accompanying notes to consolidated financial statements.


                          VALLEY FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                          For the Period      For the Period
                                         January 1, 1998     January 1, 1997
                                             Through             Through
                                        September 30, 1998  September 30, 1997
                                        ------------------  ------------------
                                        (in thousands, except per share data)

Interest Income:
   Interest and fees on loans                       $3,580              $2,565
   Interest on money market investments                116                  58
   Interest on securities available
     for sale                                        1,202                 824
                                                    ------              ------
       Total interest income                         4,898               3,447

Interest Expense:
   Interest on certificates of deposit
     > $100,000                                        292                 218
   Interest on other deposits                        2,082               1,587
   Interest on borrowed funds                          185                   6
                                                    ------              ------
       Total interest expense                        2,559               1,811
                                                    ------              ------

       Net interest income                           2,339               1,636

Provision for loan losses (note 4)                     194                 119
                                                    ------              ------

   Net interest income after provision for
     loan losses                                     2,145               1,517
                                                    ------              ------

Noninterest Income:
   Service charges on deposit accounts                 118                  84
   Other fee income                                     58                  42
   Securities gains                                     10                   2
                                                    ------              ------
       Total noninterest income                        186                 128
                                                    ------              ------

Noninterest Expense:
   Compensation expense                                877                 667
   Occupancy and equipment expense, net                224                 213
   Data processing expense                              83                  64
   Marketing and advertising expense                    60                  80
   Office supply expense                                43                  35
   Other expense                                       325                 248
   Amortization of organizational expense               44                  44
                                                    ------              ------
       Total noninterest expense                     1,656               1,351
                                                    ------              ------

Net income before taxes                             $  675              $  294

Provision for income taxes                          $  195              $    0
                                                    ------              ------

Net income                                          $  480              $  294
                                                    ======              ======

Basic earnings per share (note 5)                    $0.50               $0.30
                                                    ======              ======


Diluted earnings per share (note 5)                  $0.49               $0.30
                                                    ======              ======

See accompanying notes to consolidated financial statements.


                          VALLEY FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                          For the Period      For the Period
                                           July 1, 1998        July 1, 1997
                                              Through             Through
                                        September 30, 1998  September 30, 1997
                                        ------------------  ------------------
                                        (in thousands, except per share data)
Interest Income:
   Interest and fees on loans                       $1,341              $  948
   Interest on money market investments                 76                  14
   Interest on securities available
     for sale                                          439                 320
                                                    ------              ------
       Total interest income                         1,856               1,282

Interest Expense:
   Interest on certificates of deposit
     > $100,000                                        104                  85
   Interest on other deposits                          807                 595
   Interest on borrowed funds                           76                   2
                                                    ------              ------
       Total interest expense                          987                 682
                                                    ------              ------

       Net interest income                             869                 600

Provision for loan losses (note 4)                      66                  37
                                                    ------              ------

   Net interest income after provision for
     loan losses                                       803                 563
                                                    ------              ------

Noninterest Income:
   Service charges on deposit accounts                  45                  31
   Other fee income                                     19                  12
   Securities gains                                      0                   2
                                                    ------              ------
       Total noninterest income                         64                  45
                                                    ------              ------

Noninterest Expense:
   Compensation expense                                298                 221

   Occupancy and equipment expense, net                 77                  72
   Data processing expense                              28                  22
   Marketing and advertising expense                    23                  26
   Office supply expense                                13                   8
   Other expense                                       105                  79
   Amortization of organizational expense               16                  15
                                                    ------              ------
       Total noninterest expense                       560                 443
                                                    ------              ------

Net income before taxes                             $  307              $  165

Provision for income taxes                           $  87              $    0
                                                    ------              ------

Net income                                          $  220              $  165
                                                    ======              ======

Basic earnings per share (note 5)                    $0.23               $0.17
                                                    ======              ======

Diluted earnings per share (note 5)                  $0.22               $0.17
                                                    ======              ======

See accompanying notes to consolidated financial statements.


                          VALLEY FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

-------------------------------------------------------------------------------
                                          For the Period      For the Period
                                         January 1, 1998     January 1, 1997
                                             Through             Through
                                        September 30, 1998  September 30, 1997
-------------------------------------------------------------------------------
                                                    (in thousands)
Cash Flows from Operating Activities:
   Net income                                      $   480             $   294
   Adjustments to reconcile net income
     to net cash used in operating
     activities:
       Provision for loan losses                       194                 119
       Depreciation and amortization of
         bank premises/equipment                        78                 123
       Amortization of organizational
         expenses                                       44                  43
       Amortization/accretion of premiums/
         discounts, net                                 (9)                  5
       Gain on sale of securities                      (10)                 (2)
       Increase in unearned fees                         3                   4
       (Increase) decrease in other assets              95                (142)

       Increase in other liabilities                    58                  51
--------------------------------------------------------------------------------
Net cash provided by operating activities              933                 495
--------------------------------------------------------------------------------
Cash Flows From Investing Activities:
   Net decrease in money market investments          1,452               2,040
   Purchases of premises and equipment                (399)                (77)
   Purchases of securities available-for-
     sale                                          (29,602)            (15,997)
   Proceeds from sales, calls and maturities
     of securities                                  23,099               6,235
   Net increase in loans                           (19,821)            (11,263)
--------------------------------------------------------------------------------
Net cash used in investing activities              (25,271)            (19,062)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Increase (decrease) in time deposits
     greater than $100,000                            (582)              2,165
   Increase in other time deposits                   6,646               7,629
   Net increase in other deposits                   10,297               8,633
   Increase in short-term borrowings                 2,891                 121
   Proceeds from stock options exercised                 2                   0
   Proceeds from Federal Home Loan Bank
     advances                                        5,000                   0
--------------------------------------------------------------------------------
Net cash provided by financing activities           24,254              18,548
--------------------------------------------------------------------------------
Net Decrease in Cash and Due From Banks                (84)                (19)

Cash and Due From Banks at Beginning of Period       3,324               2,149
--------------------------------------------------------------------------------
Cash and Due From Banks at End of Period           $ 3,240             $ 2,168
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


                          VALLEY FINANCIAL CORPORATION

                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                  (Unaudited)

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

     (3)  Securities

          The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at September 30, 1998 are shown in the table below. As of September 30, 1998, investments with an amortized cost of $199 were pledged as collateral for public deposits.


                                Carrying  Unrealized  Unrealized  Approximate
Securities held to maturity:     Values     Gains       Losses    Fair Values
----------------------------    -----------------------------------------------
U.S. Treasury                          0           0           0           0

U.S. Government agencies               0           0           0           0

Mortgage-backed securities             0           0           0           0

States and political
  subdivisions                         0           0           0           0

Corporate debt securities              0           0           0           0

Equity securities                      0           0           0           0
                                       -           -           -           -
   Total securities held to
     maturity                          0           0           0           0
----------------------------    -----------------------------------------------

Securities available for sale:

U.S. Treasury                    $   199        $  4          $0     $   203

U.S. Government agencies         $16,998        $138         ($1)    $17,135

Mortgage-backed securities       $ 3,244        $ 21         ($1)    $ 3,264

States and political
  subdivisions                   $ 6,105        $290          $0     $ 6,395

Corporate debt securities        $   100        $  3          $0     $   103

Equity securities                $   935        $  3          $0     $   938
                                 -------        ----          --     -------
   Total securities available
     for sale                    $27,581        $459         ($2)    $28,038
----------------------------    -----------------------------------------------
Total securities                 $27,581        $459         ($2)    $28,038
                                 =======        ====          ==     =======


     4)   Allowance for Loan Losses

          Changes in the allowance for loan losses are as follows:


                                               1998          1997
                                               ----          ----
               Balance at January 1            $459          $328

               Provision for loan losses        194           119

               Recoveries                         0             0

               Charged off loans                  0             0
                                               ----          ----
               Balance at September 30         $653          $447
                                               ====          ====



     (5)  Earnings Per Share

          Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following table summarizes the shares utilized in the computations:



                                           Weighted Average Shares Outstanding

                                           -----------------------------------

       Three months ending September 30:         Basic           Diluted
                                                 -----           -------
                    1998                       964,165           988,382
                                               =======           =======

                    1997                       964,040           973,384
                                               =======           =======

       Nine months ending September 30:

                    1998                       964,082           982,318
                                               =======           =======

                    1997                       964,040           967,114
                                               =======           =======



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

          Adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company has net unrealized gains (losses) on available-for-sale securities, an item of other comprehensive income. For the nine months ended September 30, 1998 and 1997, total comprehensive income (net income plus other comprehensive income) was $725 and $324, respectively. For the three months ended September 30, 1998 and 1997, total comprehensive income was $507 and $210, respectively.


Item 2. Management's Discussion and Analysis (000's omitted, except for share and per share information).

The following is management's discussion and analysis of the financial condition and results of operations of the Company as of and for the nine months and three months ended September 30, 1998 and 1997. The discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

Overview

The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995.

Total assets at September 30, 1998 were $99,840, up 34% from $74,677 at December 31, 1997. The principal components of the Company's assets at the end of the period were $28,038 in securities available-for-sale and $66,468 in gross loans. Total liabilities at September 30, 1998 were $90,834, up 37% from $66,398 at December 31, 1997 with the increase almost entirely represented by $16,361 growth in deposits, $2,891 in federal funds purchased and $5,000 in advances from the Federal Home Loan Bank of Atlanta.

Total shareholders' equity at September 30, 1998 was $9,006 consisting of $9,091 in net proceeds from the issuance of common stock, reduced by the accumulated deficit of $386 and increased by $301 of unrealized gains on securities available-for-sale, net of related deferred tax liability. At December 31, 1997, total shareholder's equity was $8,279.

The Company had net income of $480 for the nine months ended September 30, 1998 compared with $294 recorded for the nine months ended September 30, 1997, a 63% increase. The significant improvement in profitability results from higher net interest income partially offset by increased noninterest expenses in virtually all categories. Net income for the three months ended September 30, 1998 was $220, a 33% increase over the $165 recorded for the third quarter of 1997. Comparability of net income is affected by the income tax provision of $195 and $87 booked for the nine month and three month periods ended September 30, 1998, respectively, versus no income tax expense booked in the same periods in 1997.

Profitability as measured by the Company's return on average assets ("ROA") was
 .73% for the nine months ended September 30, 1998, compared to .65% for the same period in 1997. ROA for the third quarter of 1998 was .85% versus .98% in the third quarter of 1997. Return on average equity ("ROE") was 7.62% for the nine months ended September 30, 1998 compared to 5.30% for the same period in 1997. ROE for the third quarter of the year was 11.64% in 1998 and 8.71% in 1997. Again, comparability of profitability ratios is affected by the income tax provision of $195 and $87 booked for the nine month and three month periods ended September 30, 1998, respectively, versus no income tax expense booked in the same periods in 1997.

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

Net interest income was $2,339 for the nine months ended September 30, 1998 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income for the nine months of 1998 increased 43% from $1,636 for the same period in 1997. The net interest margin on a fully taxable equivalent ("FTE") basis was 3.84% for the first nine months of 1998, an increase of 7 basis points from the 3.77% reported for the same period in 1997. The increase in the margin from year to year is attributable to lower yields on earning assets being more than offset by lower deposit costs.

For the three months ended September 30, 1998 net interest income was $869 and the FTE net interest margin was 3.73%. Net interest income was $600 and the net interest margin was 3.70% for the third quarter of 1997.

Provision for Loan Losses. A provision for loan losses of $194 was provided during the nine months ended September 30, 1998, an increase of $75 or 63% over the same period in 1997, in recognition of management's estimate of inherent risks associated with lending activities. Due to the Bank's limited operating history, this estimate is primarily based on industry practices and consideration of local economic factors. The amount of the provision for loan losses is a charge against current earnings, and actual loan losses are charged against the allowance for loan losses. The allowance for loan losses was $694 as of September 30, 1998 and represented approximately .98% of net loans outstanding versus .99% of net loans at December 31, 1997 (see Note 4 to the Consolidated Financial Statements).

Provision expense was $66 for the three months ended September 30, 1998 compared to $37 for the same period in 1997, a 78% increase. The increase in provision expense is due to growth in average loans outstanding.

No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about the loan portfolio and other information available to them at the time of their examinations.

Noninterest Income. Noninterest income of $186 in the nine months ended September 30, 1998 consisted of service charges and fees on accounts, gains on securities sold and other miscellaneous income, and represented an increase of $58 or 45% over the $128 reported for the same period one year earlier. For the three months ended September 30, 1998 noninterest income was $64, an increase of $19 or 42% over the $45 reported for the third quarter of 1997. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

Noninterest Expense. Noninterest expense for the first nine months of 1998 was $1,656, an increase of $305 or 23% over the same period in 1997. The largest components of the increase were compensation expense as additional employees were hired due to growth, growth-related data processing expense and loan closing costs incurred in a successful home equity line of credit promotion. Noninterest expense for the quarter ended September 30, 1998 was $560, an increase of $117 or 26% over the third quarter of 1997. Noninterest expenses are expected to increase in future years as a direct result of business growth and expansion.

Year 2000. The Year 2000 issue arises from computer programs being written using two digits rather than four to abbreviate the year portion of dates. Computer hardware, software and devices with imbedded technology that are time-sensitive may not recognize the abbreviation "00" as meaning the year 2000, but instead read it as the year 1900. This could result in system failures or miscalculations causing disruption of normal operations including, among other things, a temporary impairment of the ability to process transactions, calculate interest payments correctly or engage in routine business activities.

The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. Included in the initiatives are information technology ("IT") systems such as accounting, data processing, financial transaction processing, ATM and telephone, and non-IT systems such as alarm systems, fax machines, copiers, HVAC controls and elevator controls. Both IT and non-IT systems may contain imbedded technology. The company's initiatives include awareness of the problem, assessing the size and complexity of the effort in the context of the Company's systems, renovation of non-compliant systems through upgrade or replacement, validation through testing of Year
2000 compliance and implementation of compliant systems. The Company also is taking steps to ascertain the Year 2000 compliance status of its major customers and vendors, and to develop contingency plans in the event of unexpected failure of one or more of its mission-critical systems. The awareness and assessment phases of the Year 2000 project are 100% complete.
As of September 30, 1998 the Company estimates it had completed 40% of the remaining phases and that the other 60% will be completed or substantially completed by June 30, 1999, including all testing by March 31, 1999.

The Company does not operate its own mainframe computer system and has not developed/supported software code for its information systems, so remediation efforts have focused on achieving compliance from outside servicers and vendors, and on internal testing of hardware and software systems. The Company's banking operations are highly dependent on one external service bureau for its data processing and one vendor for loan/deposit software. The Company is monitoring the Year 2000 compliance status of both these third-party providers, and will validate their compliance through its own testing efforts. A comprehensive contingency plan has not yet been developed for dealing with the most reasonably likely worst case scenario in the event of failure by the Company or its primary third-party providers to achieve Year 2000 compliance on a timely basis, and such scenario has not been clearly identified. The Company presently intends to complete such analysis and contingency planning by December 31, 1999.

The Company also is taking steps to assess the potential impacts of Year 2000 issues on its major commercial borrowers. Should a commercial borrower fail to deal adequately with Year 2000's impact on its computer systems, its operations could be jeopardized and its ability to repay its loan threatened. All commercial borrowers in significant amounts have been sent questionnaires concerning their Year 2000 preparedness. Completed questionnaires are being evaluated to identify moderate and high-risk credits. Year 2000 risk factors are being incorporated into the overall risk ratings for all new and renewed commercial loans and, where appropriate, more stringent standards will be imposed in underwriting criteria, loan covenants and required collateral. As of September 30, the Company expects that virtually all commercial borrowers will be considered low Year 2000 risk by the end of the first quarter of 1999.

As part of its board-approved Year 2000 Action Plan, the Company established a budget for Year 2000 compliance. As of September 30, actual expenditures have approximated $2. Total expenditures, primarily for testing, software upgrades and consultants, is not expected to exceed $100. The costs of Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company currently believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results may differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant IT systems and imbedded technology, and similar uncertainties.

The failure by the Company or a primary third-party provider to correct a material Year 2000 problem could result in the interruption in, or failure of, certain normal business activities or operations. Such failure could have a material adverse effect on the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party providers and customers, the Company presently is unable to provide assurances that such material adverse impact will not be the case. The Year 2000 project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its primary third-party providers. The Company believes that, with the implementation of remediated IT systems and completion of the Year 2000 project as scheduled, the possibility of significant interruptions of normal business operations should be reduced.

Income Taxes. An expense of $195 was recognized in the nine months ended September 30, 1998 to reflect the Company's anticipated federal income tax liability for the period. This equated to an effective tax rate of 29%. Provision for income taxes was $87 for the third quarter of 1998, an effective tax rate of 28%. The Company recorded no expense in 1997 for federal or state income taxes, due to the availability of net operating loss carryforwards.

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

The Company's asset liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities/prepayments and loan repayments. The Company's ratio of liquid assets to deposits and short term borrowings was 31% at September 30, 1998 and 40% at December 31, 1997. The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. The Company had no Federal funds sold at September 30, 1998 compared to $1,440 at December 31, 1997.

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

Investment securities at September 30, 1998 were $28,038, an increase of $6,894 or 33% from their level of $21,144 on December 31, 1997. The increase is attributable to investment of funds available from deposit growth and the purchase of investment securities with the proceeds of a $5,000 advance from the Federal Home Loan Bank of Atlanta.

For more information on the investment portfolio, see Note 3 to the Consolidated Financial Statements.

Loan Portfolio

The Company's total loans were $66,468 at September 30, 1998, an increase of $19,821 or 43% from the $46,647 reported at December 31, 1997. The Company's ratio of net loans to total deposits stood at 80% at September 30, 1998 and 70% at December 31, 1997. Management seeks to maintain the ratio of loans to deposits in a range of 70% to 85%.

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

Commercial Loans. Commercial and industrial loans accounted for 25% of the loan portfolio as of September 30, 1998 and stood at $16,285 versus $12,997 nine months earlier. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The creditworthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

Commercial Real Estate Loans. Commercial real estate construction and commercial real estate mortgages represent interim and permanent financing of commercial properties that are secured by real estate, and were 35% of total
loans at September 30, 1998.   Outstanding loans in this category equaled
$23,189 and $10,812 at September 30, 1998 and December 31, 1997, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties. These borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

Residential Real Estate Loans. Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $14,203 in loans (21% of total loans) at September 30, 1998 and $13,502 in such loans at December 31, 1997. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years and offers a bi-weekly payment option to encourage faster repayment. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

Loans to Individuals. Loans to individuals include installment loans and home equity lines of credit/loans secured by junior liens on residential real estate.
 The loan proceeds typically are used to purchase vehicles, finance home
remodeling or higher education, or for other consumer purposes.   Loans to
individuals totaled $12,791 (19% of total loans) at September 30, 1998 compared to $9,336 at December 31, 1997.

Nonperforming Assets. The Company had $2 in nonperforming assets at September 30, 1998 versus $0 at December 31, 1997.

Deposits

As of September 30, 1998 total deposits were $81,949, an increase of $16,361 or 25% from their level of $65,588 at December 31, 1997. The increase in total deposits was due to increases in previously-existing accounts as well as new accounts opened.

At September 30, 1998 noninterest bearing demand deposits were $9,304 or 11% of total deposits. On December 31, 1997 noninterest bearing demand deposits were $7,956 or 12% of total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) were $35,301 or 43% of total deposits at September 30, 1998, up from $27,004 or 41% of total deposits at December 31, 1997. Total interest bearing deposits stood at $72,645 at September 30, 1998, an increase of $15,013 or 26% over their level of $57,632 at December 31, 1997.

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

Capital Resources

The Company's financial position at September 30, 1998 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. Capital ratios are well in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

Total shareholders equity was $9,006 at September 30, 1998 compared with $8,279 at December 31, 1997, an increase of $727 or 9%. The increase is attributable to the first nine months net income of $480, plus $245 in increased accumulated other comprehensive income and $2 from the issuance of common stock pursuant to the exercise of stock options.

For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:



     Ratio          9/30/98        12/31/97       9/30/97        Minimum
     -----          -------        --------       -------        -------
     Tier 1          11.8%          15.6%          15.4%           4%

     Total           12.7%          16.5%          16.3%           8%

     Leverage         8.6%          11.5%          11.2%           4%



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

There were no matters submitted to a vote of security holders during the quarter.


Item 5.  Other Information.

None.


Item 6.  Exhibits and Reports on Form 8-K.

(a) The Company filed the following exhibits for the quarter ended September 30, 1998:

     27.  Financial Data Schedule

(b) The Company filed one report on Form 8-K during the quarter ended September 30, 1998. The report, dated August 6, 1998, reported the Company's consolidated financial results for the quarter ended June 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   VALLEY FINANCIAL CORPORATION



November 12,1998                   /s/ Ellis L. Gutshall
---------------------              -----------------------------------
Date                               Ellis L. Gutshall, President
                                   and Chief Executive Officer



November 12, 1998                  /s/ A. Wayne Lewis
---------------------              -----------------------------------
Date                               A. Wayne Lewis, Executive
                                   Vice President and Chief
                                   Financial Officer