Form 10KSB
period 1998-12-31
VALLEY FINANCIAL CORP /VA/
filed 1999-03-30
CIK 921590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $7,034,000.

The aggregate market value of the voting stock held by non-affiliates of the Company (603,309 shares) based on the $15.50 per share last trade price quoted by the OTC Bulletin Board on March 19, 1999, was $9,351,290. At March 19, 1999, 964,990 shares of the registrant's common stock were issued and outstanding.

                     Documents incorporated by reference:

The issuer's Proxy Statement dated March 22, 1999 is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11 and 12.

Transitional Small Business Disclosure Format (check one):  Yes ___   No _X_

                          VALLEY FINANCIAL CORPORATION
                                  FORM 10-KSB
                               December 31, 1998

                                     INDEX


PART I.
     Item 1.   Description of Business.                                   3
     Item 2.   Description of Property.                                  11
     Item 3.   Legal Proceedings.                                        12
     Item 4.   Submission of Matters to a Vote of Security Holders.      12

PART II.
     Item 5.   Market for Common Equity and Related                      12
                  Stockholder Matters.
     Item 6.   Management's Discussion and Analysis or Plan              13
                  of Operation.
     Item 7.   Financial Statements.                                     26
     Item 8.   Changes in and Disagreements With Accountants on          56
                  Accounting and Financial Disclosure.

PART III.
     Item 9.   Directors, Executive Officers, Promoters and Control      56
                  Persons; Compliance with Section 16(a) of the
                  Exchange Act.
     Item 10.  Executive Compensation.                                   56
     Item 11.  Security Ownership of Certain Beneficial Owners and       56
                  Management.
     Item 12.  Certain Relationships and Related Transactions.           56
     Item 13.  Exhibits and Reports on Form 8-K.                         57

SIGNATURES                                                               59

EXHIBIT INDEX                                                            61

                                    PART I.

Item 1. Description of Business.

Valley Financial Corporation (the "Company") was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of Valley Bank, N.A. (the "Bank"). The Bank opened for business on May 15, 1995, at its main office in the City of Roanoke, opened its second office on September 11, 1995, in the County of Roanoke and its third office on January 15, 1997, in the City of Roanoke. In January 1998, the Bank opened a loan production office in the City of Salem. The Bank's fourth office in the City of Salem is scheduled to open in April of 1999.

The Bank is a national banking association organized under the laws of the United States, and engages in the business of commercial banking. Its deposits are insured by the FDIC and it is a member of the Federal Reserve System. The Company presently engages in no business other than owning and managing the Bank.

Location and Service Area

The Bank's primary service area consists of the cities of Roanoke and Salem and Roanoke County, Virginia, where it conducts a general commercial banking business while emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals. The Bank operates from its main office at 36 Church Avenue, SW in the City of Roanoke, its branch offices at 4467 Starkey Road, SW in the County of Roanoke and 2203 Crystal Spring Avenue, SW in the City of Roanoke, and its loan production office at 302 East Main Street in the City of Salem. The Bank's fourth branch office in the City of Salem is scheduled to open in April 1999.

The Roanoke Metropolitan Statistical Area is the regional center for southwest Virginia, and is located approximately 165 miles west of Richmond, Virginia, 178 miles northwest of Charlotte, North Carolina, 178 miles east of Charleston, West Virginia and 222 miles southwest of Washington, D.C. Hollins University and Roanoke College, with student enrollments of approximately 1,100 and 1,700, respectively, are located in the Roanoke MSA. Virginia Polytechnic Institute & State University, with a student body of some 22,500, is approximately a 45-minute drive away.

The population in the Roanoke MSA was estimated at 230,200 in 1998, of whom 125,669 were employed. Although the Roanoke MSA's growth typically is slower than that in the Commonwealth overall and in other key Virginia markets in particular, the Virginia Employment Commission reported in 1997 that the area in the previous three years enjoyed a 5.5% job growth rate compared with a 4.7% growth rate for the state as a whole. The Roanoke MSA had an unemployment rate of 2.1% in December 1998, compared with 4.0% nationally and 2.7% for Virginia.

With 6,754 businesses in 1997, Roanoke City, Roanoke County and Salem City combined ranked fourth in the Commonwealth in terms of the number of businesses. The business community in the Roanoke MSA is well diversified by industry group. The principal components of the economy are retail trade, services, transportation, manufacturing and finance, insurance and real estate. The Roanoke MSA's position as a regional center creates a strong medical, legal and business professional community. Carilion Health System and Lewis-Gale Hospital are among Roanoke's largest employers. Other large employers include Norfolk Southern Corporation, General Electric Co., First Union Corporation, The Kroger Co., Veterans Administration Hospital and American Electric Power.

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

Competition

The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other institutions operating in the Roanoke MSA and elsewhere. In addition, large borrowers increasingly are obtaining financing directly by issuing commercial paper without the involvement of banks.

The Bank's market area is a highly concentrated, highly branched banking market. As of March 15, 1999, there were fifteen commercial banks and savings associations operating a total of approximately 100 offices in Roanoke City, Roanoke County and Salem City. The only locally owned and operated commercial banks are the Bank, and Salem Bank & Trust Company. Most competitors are subsidiaries of holding companies headquartered in North Carolina, Georgia, Tennessee, and Northern Virginia. In addition, three out-of-town Virginia based community banks have branched into the Bank's market area.

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

Employees

At December 31, 1998, the Bank had thirty full-time employees, including its officers. The Company does not have any regular employees other than its officers.


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

The Virginia Act. All Virginia bank holding companies must register with the Bureau of Financial Institutions of the State Corporation Commission of Virginia (the "Virginia Commission") under the Virginia Act. A registered bank holding company must provide the Virginia Commission with information with respect to the financial condition, operations, management and intercompany relationships of the holding company and its subsidiaries. The Virginia Commission also may require such other information as is necessary to keep itself informed about whether the provisions of Virginia law and the regulations and orders issued thereunder by the Virginia Commission have been complied with, and may make examinations of any Virginia holding company and its subsidiaries. Under the Virginia Act, it is generally unlawful, without the prior approval of the Virginia Commission, for any Virginia bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any Virginia bank or any other bank holding company.

Glass-Steagall Act. The Company also is restricted in its activities by the provisions of the Glass-Steagall Act, which prohibit the Company from owning subsidiaries that are engaged principally in the issue, flotation, underwriting, public sale or distribution of securities. The interpretation and application of the provisions of the Glass-Steagall Act have been the subject of review by the bank regulators and the federal courts in recent years. Congress has also reviewed their continued viability in considering efforts to modernize the financial services system. The Company does not presently contemplate engaging in securities-related activities in any material respect.

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

The FDIC establishes rates for the payment of premiums by federally insured banks for deposit insurance. A Bank Insurance Fund (the "BIF") is maintained for commercial banks with insurance premiums from the industry used to offset losses from insurance payouts when banks fail. Due to the high rate of failures in the late 1980's and early 1990's, the fees that commercial banks paid to the BIF increased significantly. In the mid 1990's, in light of the banking industry's improved health and recapitalization of the FDIC insurance fund, the FDIC lowered banks' deposit insurance premiums generally and eliminated them for many banks, including the Bank. However, the Bank is charged a deposit-based assessment by the FDIC in connection with the so-called FICO bonds issued by the federal government to finance the savings and loan industry bailout. The FICO assessment was approximately $8,000 in 1998. Future deposit insurance premiums will vary with the strength of the banking industry and there can be no assurance that premiums will remain at their current low level.

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

Branching. The Bank may branch without geographic restriction in Virginia. The Virginia Act permits statewide branching for Virginia state banks and, as a national bank located in Virginia, these state branch banking laws also apply to the Bank. On September 29, 1994 the federal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") was enacted and became effective in Virginia on July 1, 1995. The Interstate Act allows bank holding companies to acquire banks in any state, without regard to state law, except for state laws relating to the minimum amount of time a bank must be in existence to be acquired. Under the Virginia Act, a Virginia bank or all the subsidiaries of a Virginia bank holding company sought to be acquired must have been in continuous operation for more than two years before the date of such proposed acquisition.

Community Reinvestment Act. The federal Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Recent legislative and regulatory changes have reduced the paperwork and regulatory burden of CRA on smaller institutions such as the Bank. The Bank received a "Satisfactory" CRA rating from the OCC pursuant to its latest examination.

Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. These laws restrict the interest and charges which the Bank may impose for certain loans and thereby affect the Bank's interest income. The Bank's loan operations also are subject to certain federal laws applicable to credit transactions, such as the Truth in Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act requiring financial institutions to provide information concerning their obligation to help meet the housing needs of the local community, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act governing the use and provision of information to credit reporting agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Truth in Savings Act, which governs disclosure and advertisement of yields and costs of deposits and deposit accounts, the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services, the Expedited Funds Availability Act and Regulation CC issued by the Federal Reserve to implement that Act, which govern the availability of funds, return of checks, the settlement of checks, check endorsement and presentment and notification of nonpayment, and the Bank Secrecy Act, which requires reporting to the federal government of certain cash transactions. These and other similar laws result in significant costs to financial institutions and create the potential for liability to consumers and regulatory authorities.

Dividends. At present, the Company's revenues consist of interest and dividends on investments, and interest income on purchased loan participations. In the future, it is expected that the principal source of the Company's revenues will be dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company will depend on the Bank's earnings and capital position and is limited by federal law, regulations and policies. A national bank may not pay dividends from its capital; all dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of (i) the preceding two consecutive half-year periods (in the case of an annual dividend) or (ii) the preceding half-year period (in the case of a quarterly or semi-annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. The Bank may not pay a dividend if, after giving effect to the dividend, the Bank would be undercapitalized. The Company does not anticipate paying cash dividends to shareholders in the near term and therefore does not anticipate the need for the Bank to pay a dividend to the Company during such period. See "Capital Regulations" below, "Item 5. Market for Common Equity and Related Stockholder Matters" and Note 9 to the Consolidated Financial Statements.

Capital Regulations. The federal bank regulatory authorities impose certain capital requirements on the Company and the Bank. The requirements apply to a bank holding company with more than $150 million in consolidated assets on a bank-only basis with limited exceptions. In addition to minimum capital levels prescribed by regulation, the Federal Reserve and the OCC have authority to require higher capital levels on a case-by-case basis as part of their supervisory and enforcement powers, including approval of expansion programs.

In an effort to achieve a measure of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, the federal bank regulatory authorities have adopted risk-based capital adequacy guidelines that redefine traditional capital ratios to take into account assessments of risks related to each balance sheet category, as well as off-balance sheet financing activities. Under the guidelines, banks' and bank holding companies' assets are given risk weightings based on assumptions as to the relative risk inherent in each asset category. The total risk-weighted assets are equal to the sum of the aggregate dollar value of assets and certain off-balance sheet items (such as currency or interest rate swaps) in each category, multiplied by the weight assigned to that category. The qualifying total capital base is divided by the total risk-weighted assets to derive a ratio.

An institution's qualifying total capital consists of two components - Core or Tier 1 capital and Supplementary or Tier 2 capital. Tier 1 capital is essentially equal to common stockholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less disallowed intangibles. Tier 2 capital, generally includes certain types of preferred stock and debt securities, hybrid capital instruments and a limited amount, not to exceed 1.25% of gross risk-weighted assets, of the reserves for loan and lease losses.

To supplement the risk-based capital guidelines, the federal bank regulatory agencies also have imposed a leverage ratio, which is Tier 1 capital as a percentage of certain average quarterly assets. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank or bank holding company may leverage its equity capital base. Institutions receiving less than the highest composite examination ratings are required to maintain a leverage ratio of at least 100 basis points above the regulatory minimum.

At December 31, 1998 the Company and the Bank had the following risk-based capital and leverage ratios relative to regulatory minimums:


          Ratio           Company           Bank            Minimum
          -----           -------           ----            -------
          Tier 1           11.34%           9.77%             4%
          Total            12.24%          10.68%             8%
          Leverage          8.65%           7.47%             4%



The regulations define five categories of compliance with regulatory capital requirements, ranging from "well capitalized" to "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1998 the Company and the Bank qualified as "well-capitalized" institutions (see Note 9 to the Consolidated Financial Statements).

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

Item 2.  Description of Property.

The Bank's main office is located in a seven story office building at 36 Church Avenue, S.W., in downtown Roanoke, Virginia, 24011. At December 31, 1998, the Bank leased approximately 8,148 square feet of newly-renovated office space on the first floor of this facility. The lease commenced April 1, 1995 and has an initial base term expiring December 31, 1999, renewable for two five-year terms at the Bank's option. Annual base rent on the leased space is $82,370 payable in equal monthly installments of $6,864. The Bank also is responsible for paying a pro rata share of certain operating costs associated with the leased space. Under the lease, the Bank is granted a right of first refusal to lease approximately 2,400 square feet of space on the mezzanine level, which right it exercised effective March 1, 1999. The cost of leasehold improvements to the leased premises, net of accumulated amortization, was $190,621 at December 31, 1998.

The Bank's Starkey Road office is a newly-constructed 2,700 square foot building located on a one acre site at 4467 Starkey Road in southwest Roanoke County (Tanglewood Mall area). The Company acquired the site for cash in the amount of $272,250, and total cost of the facility constructed thereon, net of accumulated depreciation, was $424,333 at December 31, 1998.

The Bank's South Roanoke Office is a newly-renovated 914 square foot facility that the Bank leases at a 1998 annual rate of $10,620, payable in equal monthly installments of $885. For 1999, the annual rental will increase to $11,040, payable in equal monthly installments of $920. The Bank is also responsible for utilities. The lease commenced January 1, 1997, and has an initial term of twelve years with one five-year renewal option. The cost of leasehold improvements to the leased premises, net of accumulated amortization, was $8,641 at December 31, 1998.

The Salem loan production office is in a downtown building converted to office suites. The Bank leases approximately 200 square feet for $100 per month on a month-to-month lease.

The Bank's fourth office in the City of Salem is scheduled to open in April of 1999. As of December 31, 1998 total costs associated with the construction of the facility were $617,306. Upon completion of the branch, the Salem loan production office will be closed.

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


                                    PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market information. The Company's Articles of Incorporation authorize it to issue up to 10,000,000 shares of Common Stock, no par value, of which 964,990 shares were issued and outstanding at March 15, 1999.

The Common Stock is quoted under the symbol VYFC on the OTC Bulletin Board, an electronic quotation and trade reporting service of the National Association of Securities Dealers. According to information obtained by Company management and believed to be reliable, the quarterly range of closing prices per share for the Common Stock during the last two fiscal years was as follows:


           1998       Quarter Ended      High Close      Low Close
                      -------------      ----------      ---------
                         03/31/98          $15.00          $12.00
                         06/30/98          $15.25          $13.75
                         09/30/98          $16.00          $14.00
                         12/31/98          $15.50          $14.00



           1997       Quarter Ended      High Close      Low Close
                      -------------      ----------      ---------
                         03/31/97          $11.50           $9.75
                         06/30/97          $11.25          $10.00
                         09/30/97          $14.00          $10.00
                         12/31/97          $13.00          $11.00



Holders. At March 15, 1999 there were approximately 598 holders of record of the Company's outstanding Common Stock.

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

The following is management's discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 1998 and 1997. The discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

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

Total assets at December 31, 1998 were $105,186, up 41% from $74,677 at December 31, 1997. The principal components of the Company's assets at the end of the period were $26,118 in securities available-for-sale and $71,622 in gross loans. Total liabilities at December 31, 1998 were $96,029, up 45% from $66,398 one year earlier. The largest component of this increase is represented by a 37% or $24,438 growth in deposits over the previous year. During 1998, there was also a $5,000 long-term FHLB advance, which contributed the remaining 8% increase in total liabilities. Total shareholders' equity at December 31, 1998 was $9,157, consisting of $9,089 in net proceeds from the Company's initial public offering, $6 in proceeds from the exercise of stock options during 1998, reduced by the accumulated deficit of $108 and including $170 of unrealized gains on securities available-for-sale, net of related deferred tax expense. At December 31, 1997 total shareholders' equity was $8,279.

The Company had net income of $758 for the year ended December 31, 1998, compared with $883 for the year ended December 31, 1997. Excluding the $397 income tax benefit associated with the recognition of deferred tax assets, including the Company's available net operating loss carryforwards, net income would have been $486 for 1997. The substantial improvement in profitability results from an improved net interest margin and a substantial increase in noninterest income, partially offset by increased noninterest expenses in all major categories.

Profitability as measured by the Company's return on average assets ("ROA") was
 .83% in 1998 and return on average equity (_ROE_) was 8.87% in 1998. The ROA and ROE ratios were 1.40% and 11.79% in 1997, respectively. Excluding the income tax benefit referred to in the preceding paragraph, ROA and ROE for 1997 would have been .77% and 6.48%, respectively.

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

Net interest income was $3,258 for 1998 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income increased $963 or 42% over the same period in 1997. Total interest income was $6,770 for 1998 as compared to $4,806 in 1997, an increase of $1,964 or 41%. This increase is attributable to the Bank's reinvestment of deposit growth into loans and securities. The net interest margin was 3.86% for the year ended 1998 as compared to 3.80% for the year ended 1997. This .06% increase in the margin from 1997 to 1998 is compared to a .29% decrease in the margin from 1996 to 1997. This slowed decrease in the margin is largely attributable to lower deposit costs, as the cost of funds ratio decreased from 4.55% in 1997 to 4.28% in 1998.

The following table presents the major categories of interest-earning assets, interest-bearing liabilities and shareholders' equity with corresponding average balances, related interest income or expense and resulting yields and rates for the periods indicated.


                        ANALYSIS OF NET INTEREST INCOME

                                         Years Ended December 31
                          -----------------------------------------------------
                                    1998                         1997
                          -------------------------   -------------------------
                          Average  Interest  Rate      Average Interest  Rate
Assets                    Balance  Income    Earned    Balance Income    Earned
-------------------------------------------------------------------------------
Interest-earnings assets:
  Loans(2)               $59,175     5,059    8.55%   $41,080     3,558   8.66%
  Investment securities
     Taxable              20,888     1,365    6.53%    17,995     1,180   6.56%
     Nontaxable            4,104       295    7.19%         -         -
  Money market
   investments             2,892       151    5.22%     1,276        68   5.33%
                         -----------------            -----------------
Total interest-earning
 assets                   87,059     6,870    7.89%    60,351     4,806   7.96%

Other Assets:
Reserve for loan losses     (571)                        (400)
Cash and due from banks    2,451                        2,437
Other assets, net          2,624                        1,168
                         -------                      -------
Total assets             $91,563                      $63,556
                         =======                      =======


                                         Years Ended December 31
                          -----------------------------------------------------
                                    1998                         1997
                          ------------------------    -------------------------
Liabilities and           Average  Interest  Rate      Average Interest  Rate
Stockholders' Equity      Balance  Expense   Paid      Balance Expense   Paid
-------------------------------------------------------------------------------
Interest-bearing liabilities:
  Savings and NOW         $25,461      866   3.40%    $13,539       485   3.58%
  Time                     42,995    2,391   5.56%     36,541     2,017   5.52%
  FHLB advances             4,137      208   5.03%          -         -
  Other borrowings            839       47   5.60%        154         9   5.84%
                          ----------------            -----------------
Total interest-bearing
 liabilities               73,432    3,512   4.78%     50,234     2,511   5.00%

Noninterest-bearing liabilities:
  Demand deposits           8,602                       4,931
  Other liabilities           910                         886
                          -------                     -------
Total liabilities          82,944                      56,051

Stockholders' equity        8,619                       7,505
                          -------                     -------
Total liabilities and
 stockholders' equity     $91,563                     $63,556
                          =======                     =======

Net interest income                 $3,358                       $2,295
                                    ======                       ======

Net interest margin(3)                       3.86%                        3.80%
                                             =====                        =====


Legends for the table are as follows:
(1)    Averages are daily averages.
(2) Loan interest income includes loan fees of $156 and $85 for the years ended 1998 and 1997, respectively.
(3) Nontaxable interest income is adjusted to its fully taxable equivalent basis using a federal tax rate of 34 percent.
(4) The net interest margin is calculated by dividing net interest income (tax equivalent basis) by average total earning assets.

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



                              RATE/VOLUME ANALYSIS

                                               Year Ended December 31,
                                            ------------------------------
                                                 1998 compared to 1997
                                            ------------------------------
                                            Volume       Rate         Net
                                            ------------------------------
Interest earned on interest-earning assets:
   Loans                                    $1,547         (46)      1,501
Investment securities:
   Taxable                                     181           4         185
   Nontaxable                                  295           0         295
Money market investments                        85          (2)         83
--------------------------------------------------------------------------
Total interest earned on interest-
 earning assets                              2,108         (44)      2,064
--------------------------------------------------------------------------
Interest paid on interest-bearing
 liabilities:
   Savings and NOW                             417         (36)        381
   Time                                        355          19         374
   FHLB borrowings                             208           0         208
   Other borrowings                             38           0          38
--------------------------------------------------------------------------
Total interest paid on interest-
 bearing liabilities                         1,018         (17)      1,001
--------------------------------------------------------------------------
Change in net interest income               $1,090         (27)      1,063
--------------------------------------------------------------------------


Provision for Loan Losses. A provision for loan losses of $249 and $131 was provided during 1998 and 1997, respectively in recognition of management's estimate of inherent risks associated with lending activities. Due to the Bank's limited operating history, this estimate is primarily based on industry practices and consideration of local economic factors. The amount of the provision for loan losses is a charge against current earnings, and actual loan losses are charges against the allowance for loan losses. The allowance for loan losses was $708 and $459 as of December 31, 1998 and 1997, respectively and represents approximately 1.00% and .99%, respectively of net loans outstanding (see Note 4 to the Consolidated Financial Statements). The increase in provision expense is due to the increase in the rate of loan growth from 39% for 1997 to 54% for 1998.

No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about the loan portfolio and other information available to them at the time of their examinations.

Noninterest Income. Noninterest income of $264 in 1998 consisted of service charges and fees on accounts, securities gains and losses, and other miscellaneous income, and represented an increase of $86 or 48% over the 1997 level. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

Noninterest Expense. Noninterest expense for 1998 was $2,252, an increase of $396 or 21% over 1997. Noninterest expenses are expected to continue to increase in future years as a direct result of business growth and expansion.

Year 2000. The Year 2000 issue arises from computer programs being written using two digits rather than four to abbreviate the year portion of dates. Computer hardware, software and devices with imbedded technology that are time-sensitive may not recognize the abbreviation "0" as meaning the year 2000, but instead read it as the year 1900. This could result in system failures or miscalculations causing disruption of normal operations including, among other things, a temporary impairment of the ability to process transactions, calculate interest payments correctly or engage in normal routine business activities.
The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. Included in the initiatives are information technology ("IT") systems such as accounting, data processing, financial transaction processing, ATM and telephone, and non-IT systems such as alarm systems, fax machines, copiers, heating and air conditioning controls and elevator controls. Both IT and non-IT systems may contain imbedded technology. The Company's initiatives include awareness of the problem, assessing the size and complexity of the effort in the context of the Company's systems, renovation of non-compliant systems through upgrade or replacement, validation through testing of Year 2000 compliance and implementation of compliant systems. The Company also is taking steps to ascertain the Year 2000 compliance status of its major customers and vendors, and to develop contingency plans in the event of unexpected failure of one or more of its mission-critical systems. The awareness and assessment phases of the Year 2000 project are 100% complete.

The Company does not operate its own mainframe computer system and has not developed/supported software code for its information systems, so remediation efforts have focused on achieving compliance from outside servicers and vendors, and on internal testing of hardware and software systems. The Company's banking operations are highly dependent on one external service bureau for its data processing and on one vendor for loan/deposit software. The Company is monitoring the Year 2000 compliance status of both these third-party providers, and will validate their compliance through its own testing efforts. A comprehensive contingency plan has not yet been developed for dealing with the most reasonably likely worst case scenario in the event of failure by the Company or its primary third-party providers to achieve Year 2000 compliance on a timely basis, and such scenario has not been clearly identified. The Company presently intends to complete such analysis and contingency planning by December 31, 1999.

The Company also is taking steps to assess the potential impacts of Year 2000 issues on its major commercial borrowers. Should a commercial borrower fail to deal adequately with Year 2000's impact on its computer systems, it operations could be jeopardized and its ability to repay its loan threatened. All commercial borrowers in significant amounts have been sent questionnaires concerning their Year 2000 preparedness. Completed questionnaires are being evaluated to identify moderate and high-risk credits. Year 2000 risk factors are being incorporated into the overall risk ratings for all new and renewed commercial loans and, where appropriate, more stringent standards will be imposed in underwriting criteria, loan covenants and required collateral. As of December 31, 1998 the Company expects that virtually all commercial borrowers will be considered low Year 2000 risk by the end of the first quarter 1999.

As part of its board approved Year 2000 Action Plan, the Company established a budget for Year 2000 compliance. As of December 31, 1998 actual expenditures have approximated $16. Total expenditures, primarily for testing, software upgrades and consultants, are not expected to exceed $100. The costs of Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company currently believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results may differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant IT systems and imbedded technology, and similar uncertainties.

The failure by the Company or a primary third-party provider to correct a material Year 2000 problem could result in the interruption in, or failure of, certain normal business activities or operations. Such failure could have a material adverse effect on the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party providers and customers, the Company presently is unable to provide assurances that such material adverse impact will not be the case. The Year 2000 project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of it primary third-party providers. The Company believes that, with the implementation of remediated IT systems and completion of the Year 2000 project as scheduled, the possibility of significant interruptions of normal business operations should be reduced.

Income Taxes. During 1998, the Company recorded a federal income tax provision in the amount of $263. The Company recorded no expense in 1997 for federal or state income taxes, due to the availability of net operating loss carryforwards in both periods. In 1997, the Company recognized an income tax benefit of $397 associated with recognition of deferred tax assets, including its available net operating loss carryforwards.

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

The Company's asset liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, and through the management of investment maturities/prepayments and loan repayments. The Company's ratio of liquid assets to deposits and short-term borrowings was 35% at December 31, 1998 and 40% at December 31, 1997. The ratio declined due to a 21% growth rate in liquid assets as compared to a 37% growth rate in deposits in 1998 over 1997. The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. Federal funds sold at December 31, 1998 were $1,699 compared to $1,440 at December 31, 1997.

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

At least quarterly, the Company calculates the Bank's "income statement gap" to estimate how many assets and liabilities would reprice, and to what extent, within a one year period in response to changes in the prime rate. Utilizing this methodology and assuming a 200 basis point increase in prime, the Bank at December 31, 1998 had a negative one-year gap of ($2,934) or 2.82% of total assets. At that same date and assuming a 200 basis point decrease in prime, the Bank had a positive one-year gap of $7,839 or 7.54% of total assets. The one-year gaps under both interest rate scenarios are well within Company policy parameters.

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

Investment securities at December 31, 1998 were $26,118, an increase of $4,974 or 24% from their level of $21,144 on December 31, 1997. The increase was due to the purchase of investment securities with the proceeds from a $5,000 FHLB advance.


                  INVESTMENT PORTFOLIO - MATURITY DISTRIBUTION

                                                     December 31, 1998
                                                ----------------------------
                                                Amortized    Fair
Available-for-sale                                Costs      Values    Yield
----------------------------------------------------------------------------
U.S. Treasury securities and obligations
 of U.S. Government corporations:
   Within one year                               $   250       250      6.78%
   After one but within five years                 7,300     7,333      5.93%
   After five but within ten years                 7,329     7,346      6.29%
   After ten years                                    --        --        --
Obligations of states and subdivisions:
   Within one year                                    --        --        --
   After one but within five years                   300       304      6.92%
   After five but within ten years                   158       161      6.82%
   After ten years                                 5,647     5,831      7.17%
Corporate securities:
   After one but within five years                   100       102      7.05%
Other securities:
   After one but within five years                   498       498      7.36%
   After ten years                                   437       442      6.86%
Mortgage-backed securities:                        3,841     3,851
------------------------------------------------------------------
Total available-for-sale                         $25,860    26,118
------------------------------------------------------------------


For more information on the investment portfolio, see Note 3 to the consolidated financial statements.

Loan Portfolio

The Company's net loans were $70,875 at December 31, 1998, an increase of $24,725 or 54% from the $46,150 reported one year earlier. The Company's ratio of net loans to total deposits was 78.7% at December 31, 1998 and 70.4% at December 31, 1997. Management seeks to maintain the ratio of loans to deposits in a range of 70% to 85%.

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

Commercial Loans. Commercial and industrial loans accounted for 25% of the loan portfolio as of December 31, 1998 and stood at $17,794 versus $12,997 one year earlier. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The creditworthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

Commercial Real Estate Loans. Commercial real estate construction and commercial real estate mortgages represent interim and permanent financing of commercial properties that are secured by real estate, and were 31% of total
loans at December 31, 1998.   Outstanding loans in this category equaled $22,040
and $10,812 at December 31, 1998 and 1997, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties. Such borrowers are generally engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

Residential Real Estate Loans. Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $19,140 in loans (27% of total loans) at December 31, 1998 and $13,502 in such loans at December 31, 1997. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years and offers a bi-weekly payment option to encourage faster repayment. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

Loans to Individuals. Loans to individuals include installment loans and home equity lines of credit/loans secured by junior liens on residential real estate. The loan proceeds typically are used to purchase vehicles, finance home remodeling or higher education, or for other consumer purposes. Loans to individuals totaled $12,648 (18% of total loans) at December 31, 1998 compared to $9,336 one year earlier.

Loan Maturity and Interest Rate Sensitivity. The following table presents loan portfolio information related to the maturity distribution of commercial loans and real estate construction loans based on scheduled repayments at December 31, 1998.


                                 LOAN MATURITY

                                 Due Within   Due One to  Due After
                                 One Year     Five Years  Five Years    Total
-----------------------------------------------------------------------------
Commercial and industrial loans      $7,075       7,663        3,056   17,794
Real estate - construction            1,883         790        2,038    4,711



The following table presents the interest rate sensitivity of commercial loans and real estate construction loans maturing after one year as of December 31, 1998.

                           INTEREST RATE SENSITIVITY

Fixed interest rates                                           $10,626
Variable interest rates                                          2,921
----------------------------------------------------------------------
Total maturing after one year                                  $13,547
----------------------------------------------------------------------


Nonperforming Assets. The Company had no nonperforming assets at December 31, 1998.

Allowance for Loan Losses. The allowance for loan losses was $708 as of December 31, 1998 and represented approximately 1.00% of net loans outstanding. The Bank had no nonperforming assets at December 31, 1998. However, the Bank had one loan in the amount of $200 ninety days or greater past due which was still accruing interest at December 31, 1998. Management believes the allowance is adequate to provide for any inherent losses in the portfolio as of December 31, 1998 and periodically evaluates the adequacy of the allowance considering the specific nature of the portfolio, historical operating trends as available and other economic and industry factors. See Note 4 to the consolidated financial statements.

Deposits

As of December 31, 1998 total deposits were $90,026, an increase of $24,438 or 37% from their level of $65,588 one year earlier. Average deposits were $77,058 for 1998, an increase of $22,047 or 40% over 1997's average deposits of $55,011. The increase in average deposits during 1998 was primarily due to increases in previously existing accounts as well as new accounts opened during the year.

For the year ended December 31, 1998, average noninterest bearing demand deposits were $8,602 or 11% of average total deposits. For the prior year, average noninterest bearing demand deposits were $4,931 or 9% of average total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) averaged $34,063 or 44% of average total deposits in 1998, up from $18,470 or 34% of average total deposits in 1997. Total interest bearing deposits averaged $68,456 for the year ended December 31, 1998, an increase of $18,376 or 37% over their level of $50,080 for the year ended December 31, 1997.

The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges and the convenience of banking locations. Competition for deposits is intense from other depository institutions and money market funds, some of which offer interest rates higher than those paid by the Company. Management attempts to identify and implement pricing and marketing strategies designed to control the overall cost of deposits and to maintain a stable deposit mix. Through these pricing and marketing strategies, management in 1998 was successful in reducing the ratio of certificates of deposit to total deposits from 59% at December 31, 1997 to 51% at December 31, 1998.

The following table presents the maturity schedule of certificates of deposit of $100,000 or more as of December 31, 1998.


                     CERTIFICATES OF DEPOSIT OVER $100,000

Three months or less                                            $1,882
Over three through six months                                    1,637
Over six through 12 months                                       2,993
Over 12 months                                                   1,536
----------------------------------------------------------------------
Total                                                           $8,048
----------------------------------------------------------------------


Financial Ratios

The following table presents certain financial ratios for the periods indicated.



                          RETURN ON EQUITY AND ASSETS

                                                         Years Ended
                                                         December 31,
                                                         ------------
                                                       1998        1997
------------------------------------------------------------------------
Return on average assets                               .83%        1.40%*
Return on average equity                              8.87%       11.79%**
Average equity to average assets                      9.32%       11.84%


*.77% excluding income tax benefit
**6.48% excluding income tax benefit
------------------------------------

Capital Resources

The Company's financial position at December 31, 1998 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are well in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses. See "Supervision and Regulation - Capital Regulations" and Note 9 to the consolidated financial statements.

Total shareholders' equity was $9,157 at December 31, 1998 compared with $8,279 at December 31, 1997, an increase of $878 or 11%. The increase is attributable to 1998's net income of $758, a $114 increase in unrealized gains on available-for-sale investment securities over their level at December 31, 1997 and proceeds from the issuance of common stock under the Company's Incentive Stock Plan in the amount of $6 during 1998.

Future Accounting Considerations

In June 1998, the Financial Accounting Standards Board (_FASB") issued Statement of Financial Accounting Standards (_SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In October 1998, SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, was issued. SFAS No. 133 provides guidance for accounting for all derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 134 amends SFAS No. 65 to conform the subsequent accounting (under SFAS No. 115) for securities retained after the securitization of mortgage loans by a mortgage banking enterprise to the accounting applicable to nonmortgage banking enterprises. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, while SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Neither statement is expected to have a material effect on the consolidated financial position or results of operations of the Company.

Item 7.  Financial Statements and Supplementary Data.

Index to Financial Statements

Independent Auditors' Report.                                       27

Consolidated Balance Sheets as of December 31, 1998 and 1997.       28

Consolidated Statements of Income and Comprehensive Income for
  the Years Ended December 31, 1998 and 1997                        29

Consolidated Statements of Changes in Shareholders' Equity for
  the Years Ended December 31, 1998 and 1997.                       30

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998 and 1997.                                       31

Notes to Consolidated Financial Statements.                         32

                          Independent Auditors' Report


The Board of Directors
Valley Financial Corporation:


We have audited the accompanying consolidated balance sheets of Valley Financial Corporation and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley Financial Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                              KPMG LLP


Roanoke, Virginia
January 22, 1999


                          VALLEY FINANCIAL CORPORATION

                          Consolidated Balance Sheets

                           December 31, 1998 and 1997

                       (In thousands, except share data)

                                                              1998       1997
                  Assets                                    --------   -------
Cash and due from banks (notes 2 and 13)                   $  3,462      3,324
Money market investments (note 13):
   Federal funds sold                                         1,699      1,440
   Interest-bearing deposits in other banks                      44         33
Securities available-for-sale (notes 3 and 13)               26,118     21,144

Loans (notes 4 and 13):
   Commercial loans                                          17,794     12,997
   Commercial real estate loans                              22,040     10,812
   Residential real estate loans                             19,140     13,502
   Loans to individuals                                      12,648      9,336
                                                           --------     ------
           Total loans                                       71,622     46,647

   Less unearned fees                                           (39)       (38)
   Less allowance for loan losses                              (708)      (459)
                                                           --------     ------
Loans, net                                                   70,875     46,150

Premises and equipment, net (note 5)                          1,830      1,315
Accrued interest receivable                                     804        636
Other assets                                                    277        501
Organizational expenses, net                                     77        134
                                                           --------     ------
           Total assets                                    $105,186     74,677
                                                           ========     ======
                  Liabilities and Shareholders' Equity

Noninterest-bearing deposits                               $ 10,437      7,956
Interest-bearing demand deposits                             32,513     18,395
Savings deposits                                              1,106        653
Time deposits greater than $100,000 (note 14)                 8,048      6,481
Other time deposits (note 14)                                37,922     32,103
                                                           --------     ------
           Total deposits (note 13)                          90,026     65,588

Accrued interest payable                                        679        510
Other liabilities                                               324        300
Federal Home Loan Bank advances (notes 1(e), 3 and 4)         5,000         --
                                                           --------     ------
           Total liabilities                                 96,029     66,398
                                                           --------     ------
Shareholders' equity (notes 3, 7 and 9):
   Preferred stock, no par value.  Authorized
     10,000,000 shares; none issued                              --         --
   Common stock, no par value.  Authorized
     10,000,000 shares; issued and outstanding
     964,590 shares and 964,040 shares in 1998 and
     1997, respectively                                       9,095      9,089
   Accumulated deficit                                         (108)      (866)
   Accumulated other comprehensive income                       170         56
                                                           --------     ------
           Total shareholders' equity                         9,157      8,279
Commitments and other matters (notes 3, 5, 8, 9, 12
  and 16)                                                  --------     ------

           Total liabilities and shareholders' equity      $105,186     74,677
                                                           ========     ======

See accompanying notes to consolidated financial statements.


                          VALLEY FINANCIAL CORPORATION

           Consolidated Statements of Income and Comprehensive Income

                     Years Ended December 31, 1998 and 1997

                (In thousands, except share and per share data)

                                                              1998       1997
                                                            --------   -------
Interest income:
   Interest and fees on loans                              $  5,059      3,558
   Interest on securities - taxable                           1,365      1,180
   Interest on securities - nontaxable                          195         --
   Interest on money market investments                         151         68
                                                           --------     ------
           Total interest income                              6,770      4,806
                                                           --------     ------
Interest expense:
   Interest on certificates of deposit of $100,000 or more      397        309
   Interest on other deposits                                 2,860      2,193
   Interest on Federal Home Loan Bank advances                  208         --
   Interest on other borrowed funds                              47          9
                                                           --------     ------
           Total interest expense                             3,512      2,511
                                                           --------     ------
           Net interest income                                3,258      2,295
   Provision for loan losses (note 4)                           249        131
                                                           --------     ------
           Net interest income after provision for loan
             losses                                           3,009      2,164
                                                           --------     ------
Noninterest income:
   Service charges on deposit accounts                          165        117
   Gain on sale of securities                                    10          2
   Other income                                                  89         59
                                                           --------     ------
           Total noninterest income                             264        178
                                                           --------     ------
Noninterest expense:
   Personnel (note 14)                                        1,177        917
   Occupancy                                                    168        166
   Data processing and equipment expenses                       260        212
   Advertising and promotion                                     90        112
   Supplies                                                      57         51
   Amortization of organizational expenses                       57         59
   Other expense                                                443        339
                                                           --------     ------
           Total noninterest expense                          2,252      1,856
                                                           --------     ------
Income before income taxes                                    1,021        486

Income tax expense (benefit)(note 6)                            263       (397)
                                                           --------     ------
           Net income                                           758        883

Other comprehensive income, net of deferred tax expense:
   Net unrealized gains on securities available-for-sale
     (note 16)                                                  114         43
                                                           --------     ------
           Comprehensive income                            $    872        926
                                                           ========     ======
Net income per share:
   Basic net income per share                              $    .79        .92
                                                           ========     ======
   Diluted net income per share                            $    .77        .92
                                                           ========     ======

See accompanying notes to consolidated financial statements.


                          VALLEY FINANCIAL CORPORATION

           Consolidated Statements of Changes in Shareholders' Equity

                     Years Ended December 31, 1998 and 1997

                       (In thousands, except share data)

                                                     Accumulated
                                                        Other         Total
                         Common  Common Accumulated Comprehensive Shareholders'
                         Shares   Stock   Deficit      Income        Equity
                         -------  ------ ----------- ------------ -------------
Balances at December
  31, 1996               964,040  $9,089     (1,749)           13         7,353

Net income                    --      --        883            --           883
Unrealized gains on
  securities available-
  for-sale, net of
  deferred tax expense
  of $22                      --      --         --            43            43
                         -------  ------ ---------- ------------- -------------
Balances at December
  31, 1997               964,040  $9,089       (866)           56         8,279

Net income                    --      --        758            --           758
Stock options
  exercised                  550       6         --            --             6
Unrealized gains on
  securities available-
  for-sale, net of
  deferred tax expense
  of $59                      --      --         --           114           114
                         -------  ------ ---------- ------------- -------------
Balances at December
  31, 1998               964,590  $9,095       (108)          170         9,157
                         =======  ====== ========== ============= =============

See accompanying notes to consolidated financial statements.


                          VALLEY FINANCIAL CORPORATION

                     Consolidated Statements of Cash Flows

                     Years Ended December 31, 1998 and 1997

                                 (In thousands)

                                                              1998       1997
                                                            --------   -------
Cash flows from operating activities:
   Net income                                              $    758        883
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses                                249        131
       Depreciation and amortization of premises and
         equipment                                              153        147
       Deferred income tax                                      189       (397)
       Amortization of organizational expenses                   57         59
       Gain on sale of securities                               (10)        (2)
       Amortization (accretion) of premiums/discounts, net        1        (11)
       Increase in unearned fees                                  1          5
       Increase in accrued interest receivable                 (168)      (262)
       (Increase) decrease in other assets                      (24)         8
       Increase in accrued interest payable                     169         78
       Increase (decrease) in other liabilities                  24        (41)
                                                           --------    -------
           Net cash provided by operating activities          1,399        598
                                                           --------    -------
Cash flows from investing activities:
   Net (increase) decrease in money market investments         (270)     1,318
   Purchases of premises and equipment                         (668)       (65)
   Purchases of securities available-for-sale               (34,587)   (18,011)
   Proceeds from sales, calls and maturities of
     securities available-for-sale                           29,795      8,529
   Increase in loans, net                                   (24,975)   (13,165)
                                                           --------    -------
           Net cash used in investing activities            (30,705)   (21,394)
                                                           --------    -------
Cash flows from financing activities:
   Increase in time deposits greater than $100,000            1,567      2,039
   Increase in other time deposits                            5,819      5,804
   Net increase in other deposits                            17,052     14,128
   Federal Home Loan Bank advances                            5,000         --
   Proceeds from exercise of stock options                        6         --
                                                           --------    -------
           Net cash provided by financing activities         29,444     21,971
                                                           --------    -------
           Net increase in cash and due from banks              138      1,175

Cash and due from banks at beginning of year                  3,324      2,149
                                                           --------    -------
Cash and due from banks at end of year                     $  3,462      3,324
                                                           ========    =======
Supplemental disclosure of cash flows information:
   Cash paid during the year for interest                  $  3,343      2,433
                                                           ========    =======

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

                 (In thousands except share and per share data)


(1)  Summary of Significant Accounting Policies

     (a)  General

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

     (b)  Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, collectively referred to hereinafter as the Corporation. All significant intercompany balances and transactions have been eliminated.

     (c)  Cash and Cash Equivalents

          For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

     (d)  Securities

          Investments are classified in three categories and accounted for as follows: (1) debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as securities held-to-maturity" and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in net income; and (3) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "securities available-for-sale" and reported at fair value, with unrealized gains and losses excluded from net income and reported in a separate component of shareholders' equity.

          The Corporation does not currently maintain a trading securities portfolio and there were no securities classified as held-to-maturity at December 31, 1998 or 1997. Gains or losses on disposition, if any, are based on the net proceeds and adjusted carrying values of the securities called or sold, using the specific identification method.
          A decline in value of any available-for-sale or held-to-maturity security below cost deemed other than temporary is charged directly to net income, resulting in the establishment of a new cost basis for the security.

     (e)  Required Investments

          As members of the Federal Reserve and the Federal Home Loan Bank
          (FHLB) of Atlanta, the Bank is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon the Bank's capital and a percentage of qualifying assets. In addition, the Bank is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans, and the Bank's capital stock investment in the FHLB (see notes 3 and 4). At December 31, 1998, the Bank's available borrowing limit was approximately $6,000. The Bank had $5,000 in borrowings outstanding at December 31, 1998. No amounts were outstanding at December 31, 1997. The note payable is due in 2008 and bears interest at a fixed rate of 4.96 percent convertible at the option of the FHLB to the prevailing three-month LIBOR rate.

     (f)  Loans, Allowance for Loan Losses, Loan Fees and Costs

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

     (g)  Premises and Equipment

          Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation on buildings, equipment, furniture and fixtures, and amortization of leasehold improvements is computed by straight-line or accelerated methods over the shorter of the estimated useful lives of the assets or the related lease term. Estimated useful lives for assets include land improvements and leasehold improvements, 3 to 15 years, buildings, 31.5 years, and furniture, fixtures and equipment, 3 to 10 years. The cost of assets retired and sold and the related accumulated depreciation and amortization are eliminated from the accounts and the resulting gains or losses are included in determining net income. Expenditures for maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized.

     (h)  Organizational Costs

          Organizational costs incurred during the development stage of the Corporation have been capitalized and are being amortized using the straight-line method over five years.

     (i)  Income Taxes

          Income taxes are accounted for under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the period that includes the enactment date.

     (j)  Stock Options

          The Corporation accounts for its stock option plan in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion 25, which requires compensation expense to be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Corporation has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     (k)  Net Income Per Share

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

          The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods indicated:


                                         Net Income       Shares      Per Share
     Year Ended December 31, 1998        (Numerator)   (Denominator)    Amount
                                         -----------   -------------  ---------
     Basic net income per share          $       758         964,118  $     .79
                                                                      =========
     Effect of dilutive stock options             --          19,844
                                         -----------   -------------
          Diluted net income per share   $       758         983,962  $     .77
                                         ===========   =============  =========



                                         Net Income       Shares      Per Share
     Year Ended December 31, 1997        (Numerator)   (Denominator)    Amount
                                         -----------   -------------  ---------

     Basic net income per share          $       883         964,040  $     .92
                                                                      =========
     Effect of dilutive stock options             --             987
                                         -----------   -------------
          Diluted net income per share   $       883         965,027  $     .92
                                         ===========   =============  =========



     (l)  Off-Balance-Sheet Financial Instruments

          In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

     (m) Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

          The Corporation adopted the provisions of Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, on January 1, 1997. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement also provides implementation guidance for assessing isolation of transferred assets and for accounting for transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls," "wash sales," loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfers of receivables with recourse, and extinguishments of liabilities. Statement No. 127, Deferral of the Effective Date of Certain Provisions of Statement 125, issued in December 1996, deferred until January 1, 1998 the effective date (a) of paragraph 15 of Statement 125 and (b) for repurchase agreement, dollar-roll, securities lending, and similar transactions, of paragraphs 9 - 12 and 237(b) of Statement 125. Statement 125 was required to be adopted on a prospective basis and its adoption did not have a material impact on the Corporation's financial position, results of operations or liquidity.

     (n)  Comprehensive Income

          On January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. This Statement was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity.

          The Corporation is required to classify items of "Other Comprehensive Income" (such as net unrealized gains (losses) on securities available for sale) by their nature in a financial statement and present the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. It does not require per share amounts of comprehensive income to be disclosed.

          In accordance with the provisions of the Statement, the Corporation has included Consolidated Statements of Income and Comprehensive Income in the accompanying consolidated financial statements. Comprehensive income consists of net income and net unrealized gains on securities available for sale. Also, accumulated other comprehensive income is included as a separate disclosure within the Consolidated Statements of Changes in Stockholders' Equity in the accompanying consolidated financial statements. Comprehensive income for the year ended December 31, 1997 is presented for comparative purposes. The adoption of Statement 130 did not have any effect on the Corporation's consolidated financial position, results of operation or liquidity.

     (o)  Use of Estimates

          In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the consolidated balance sheets and the reported amounts of revenues and expenses for the years presented. Actual results could differ significantly from those estimates.

          A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

          Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examinations.

     (p)  Reclassifications

          Certain reclassifications have been made to prior years' consolidated financial statements to place them on a basis comparable with the 1998 consolidated financial statements.

     (q)  Recent Accounting Developments

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes standards for accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 was issued to establish guidelines over the accounting and reporting of derivative instruments and hedging activities.

          Statement 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Initial application of this Statement shall be as of the beginning of an entity's fiscal quarter. Earlier application of all of the provisions of this Statement is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. Earlier application of selected provisions of this Statement is not permitted. This Statement shall not be applied retroactively to financial statements of prior periods. Adoption of Statement 133 on January 1, 1999 will not have any effect on the Bank's consolidated financial position, results of operation or liquidity.

(2)  Restrictions on Cash

     To comply with Federal Reserve regulations, the Bank will be required to maintain certain average reserve balances. There were no daily reserve requirements for the weeks including December 31, 1998 and 1997 as the Bank had not met minimum average deposit levels under the current provisions of the regulations.

(3)  Securities

     The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale as of December 31, 1998 and 1997 were as follows:


                                                     1998
                                -----------------------------------------------
                                              Gross        Gross    Approximate
                                Amortized  Unrealized   Unrealized      Fair
                                  Costs       Gains       Losses       Values
                                ---------  ----------   ----------  -----------
U.S. Treasury                   $     199           3           --          202
U.S. Government agencies and
 corporations                      14,680          47           (2)      14,725
Mortgage-backed securities          3,841          10           --        3,851
States and political subdivisions   6,105         193           --        6,298
Corporate obligations                 100           2           --          102
Federal Home Loan Bank stock          450          --           --          450
Other securities                      485           5                       490
                                ---------  ----------   ----------  -----------
   Total securities
    available-for-sale          $  25,860         260           (2)      26,118
                                =========  ==========   ==========  ===========


                                                     1997
                                -----------------------------------------------
                                              Gross        Gross    Approximate
                                Amortized  Unrealized   Unrealized      Fair
                                  Costs       Gains       Losses       Values
                                ---------  ----------   ----------  -----------
U.S. Treasury                   $     200          --           --          200
U.S. Government agencies and
 corporations                      14,951          58          (12)      14,997
Mortgage-backed securities          3,536          26           (4)       3,558
States and political subdivisions   1,612          10           --        1,622
Corporate obligations                  99           2           --          101
Federal Home Loan Bank stock          187          --           --          187
Other securities                      474           5           --          479
                                ---------  ----------   ----------  -----------
   Total securities
    available-for-sale          $  21,059         101          (16)      21,144
                                =========  ==========   ==========  ===========


   The amortized costs and approximate fair values of available-for-sale securities as of December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                                   Approximate
                                                      Amortized        Fair
                                                        Costs         Values
                                                      ---------    -----------
     Due in one year or less                          $     250            250
     Due after one year through five years                8,198          8,237
     Due after five years through ten years               7,487          7,507
     Due after ten years                                  6,084          6,273
     Mortgage-backed securities                           3,841          3,851
                                                      ---------    -----------
               Total                                  $  25,860         26,118
                                                      =========    ===========


     Securities with amortized costs of $1,220 and $200 as of December 31, 1998 and 1997, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

     The Federal Home Loan Bank stock is carried at cost and collateralizes lines of credit available from Federal Home Loan Bank.

(4)  Loans and Allowance for Loan Losses

     In the normal course of business, the Bank has made loans to officers, directors and/or related interests. At December 31, 1998 and 1997, $3,482 and $3,091, respectively, represented direct loans to officers and directors and $1,109 and $1,778, respectively, represented loans made to related interests of officers or directors and/or endorsed by officers or directors.

     The following table will summarize activity and amounts receivable from officers, directors and/or related interests:


                                                          1998        1997
                                                        ---------   ---------
     Balances at beginning of year                      $   4,869       5,037
     Additions                                              2,052       1,387
     Repayments                                            (2,330)     (1,555)
                                                        ---------   ---------
                                                        $   4,591       4,869
                                                        =========   =========


     Activity in the allowance for loan losses is summarized as follows:


                                                          1998        1997
                                                        ---------   ---------
     Balances at beginning of year                      $     459         328
     Provision for loan losses                                249         131
                                                        ---------   ---------
     Balances at end of year                              $   708         459
                                                        =========   =========



     As of December 31, 1998, the Bank had one accruing loan past due 90 days or more. The approximate carrying value of this loan was $200. As of December 31, 1997, the Bank had no significant past due loans greater than 90 days. No loans are considered to be impaired as of December 31, 1998 and 1997, and there were no loan amounts charged off during 1998 and 1997.

     Loans approximating $12,896 and consisting primarily of residential mortgage loans collateralize the line of credit available from the Federal Home Loan Bank.

(5)  Premises and Equipment

     Components of premises and equipment and total accumulated depreciation and amortization as of December 31, 1998 and 1997 are as follows:


                                                          1998        1997
                                                        ---------   ---------
     Land and improvements                              $     293         293
     Building                                                 477         477
     Furniture, fixtures and equipment                        635         585
     Leasehold improvements                                   310         310
     Construction in progress                                 618          --
                                                        ---------   ---------
                                                            2,333       1,665

       Less accumulated depreciation and amortization         503         350
                                                        ---------   ---------
                                                        $   1,830       1,315
                                                        =========   =========



     The Bank currently leases its main office location under a noncancellable operating lease. The lease for the main office has an original term of five years with the option of two additional renewal terms of five years each. In addition, the Bank has entered into a lease for a branch location which opened in January 1997. The property under lease is owned by a family member of a director, however, the terms of the agreement are comparable to current market rates. The original lease term is for twelve years with an option to renew for one additional five-year term. Rental expenses under operating leases were approximately $94 and $93 for 1998 and 1997, respectively. Future minimum lease payments under noncancellable operating leases were as follows at December 31, 1998:


               1999                             $    93
               2000                                  32
               2001                                  12
               2002                                  12
               2003                                  13
               Subsequent years                      71
                                                -------
                                                $   233
                                                =======


(6)  Income Taxes

     Total income tax expense (benefit) for the years ended December 31, 1998 and 1997 are allocated as follows:


                                                          1998        1997
                                                        ---------   ---------
     Income                                             $     263        (397)
     Stockholders' equity for unrealized gains on
       available-for-sale securities recognized
       for financial statement purposes                        59          22
                                                        ---------   ---------
                                                        $     322        (375)
                                                        =========   =========
     Income tax expense (benefit) consists of:
        Current                                         $      74          --
        Deferred                                              189        (397)
                                                        ---------   ---------
                                                        $     263        (397)
                                                        =========   =========


     Total income tax expense (benefit) differed from the "expected" amount computed by applying the U.S. Federal income tax rate of 34 percent to income before income taxes as a result of the following:


                                                          1998        1997
                                                        ---------   ---------
     Computed "expected" tax expense                    $     347         165
     Increase (decrease) in income taxes
       resulting from:
        Tax-exempt interest income                            (66)         --
        Tax exempt interest disallowance                        9          --
        Decrease in beginning-of-the-year balance
          of the valuation allowance for deferred
          tax assets                                           --        (585)
        Other                                                 (27)         23
                                                        ---------   ---------
           Reported income tax expense (benefit)        $     263        (397)
                                                        =========   =========


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are as follows:


                                                          1998        1997
                                                        ---------   ---------
     Deferred tax assets:
        Net operating loss carryforwards                $      --         176
        Loans, principally due to allowance for
          loan losses                                         207         145
        Preopening expenses due to capitalization
          for tax purposes                                     50          89
        Other                                                  --          36
                                                        ---------   ---------
            Total gross deferred tax assets                   257         446

        Less valuation allowance                               --          --
                                                        ---------   ---------
            Net deferred tax assets                           257         446
                                                        ---------   ---------
     Deferred tax liabilities:
        Net unrealized gains on available-for-sale
          securities                                           88          29
        Other                                                  20          20
                                                        ---------   ---------
            Total gross deferred tax liabilities              108          49
                                                        ---------   ---------
            Net deferred tax assets                     $     149         397
                                                        =========   =========


     The net change in the total valuation allowance for 1997 was a decrease of $585. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and loss carryforwards become utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods in which the deferred tax assets are deductible, management is able to conclude it is more likely than not the Corporation will realize the benefits of these deductible differences and loss carryforwards and, accordingly, a corresponding valuation allowance for net deferred tax assets is not considered necessary at December 31, 1998.

(7)  Employee Benefit Plan

     The Corporation has a defined contribution plan (the Plan) qualifying under IRS Code Section 401(k). Eligible participants in the Plan can contribute up to 15 percent of their total annual compensation to the Plan. Beginning in 1998, employee contributions are matched by the Corporation based on a percentage of 25 percent of the employee's contribution up to 6 percent. For the year ended December 31, 1998, the Corporation contributed $10 to the Plan. No employer contributions had been made to the Plan prior to 1998.

(8)  Stock Options

     The Company has an Incentive Stock Plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 99,000 shares of the Company's authorized, but unissued common stock.
     Accordingly, 99,000 shares of authorized, but unissued common stock are reserved for use in the Plan. All stock options have been granted with an exercise price equal to the stock's fair market value at the date of grant. Stock options generally have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of grant. In addition, certain options for 19,280 and 28,920 shares based on meeting certain performance criteria were granted to executive officers during 1998 and 1997, respectively.

     The per share weighted average fair value of stock options granted during 1998 and 1997 was $8.55 and $5.20, respectively, on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                          1998        1997
                                                        ---------   ---------
     Expected dividend yield                                   0%          0%
     Risk-free interest rate                                6.25%        6.5%
     Expected life of options                          7.5 years    7.5 years
     Expected volatility of stock price                      30%          30%


     As previously mentioned, the Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value of its stock options at the grant date under SFAS No. 123, the Company's net income and net income per share would have decreased to the pro forma amounts indicated below:


                                                          1998        1997
                                                        ---------   ---------
     Net income:
        As reported                                     $     758         883
        Pro forma                                             716         829

     Basic net income per share:
        As reported                                     $     .79         .92
        Pro forma                                             .74         .86

     Diluted net income per share:
        As reported                                     $     .77         .92
        Pro forma                                             .72         .86


     Stock option activity during the years ended December 31, 1998 and 1997 is as follows:


                                                     Shares     Exercise Price
                                                     ------     --------------
     Balance at December 31, 1996                    14,750              $9.24

        Granted                                      41,920              10.06
        Expired/forfeited                            (4,000)             10.25
                                                     ------
     Balance at December 31, 1997                    52,670               9.83

        Granted                                      24,280              10.70
        Exercised                                      (550)             10.25
        Expired/forfeited                              (600)             10.25
                                                     ------
     Balance at December 31, 1998                    75,800              10.21
                                                     ======


     At December 31, 1998, the range of exercise prices and weighted average remaining contractual life of outstanding options was $8.75 - $13.38 and
     8.1 years, respectively.

     At December 31, 1998 and 1997, the number of options exercisable was 56,420 and 32,620, respectively, and the weighted average exercise price of those options was $9.97 and $9.95, respectively.

(9)  Restrictions on Payments of Dividends and Capital Requirements

     The Company's principal source of funds for dividend payments is dividends received from the Bank. Under applicable federal laws, the Comptroller of the Currency, without prior approval, restricts the total dividend payments of the Bank in any calendar year to the net profits of that year, as defined, combined with the retained net profits for the two preceding years. As of December 31, 1998, the Bank is in a deficit position, and, accordingly, no amounts are available for dividends without prior approval of the Comptroller of the Currency.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company and the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1998, the most recent notification from Office of the Comptroller of the Currency categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action.
     To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category.

     The Company's and the Bank's actual capital amounts and ratios are also presented in the table below.


                                                                  To Be Well
                                                              Capitalized Under
                                              For Capital     Prompt Corrective
                               Actual      Adequacy Purposes  Action Provisions
                           --------------  -----------------  -----------------
                           Amount   Ratio   Amount    Ratio    Amount    Ratio
                           ------   -----   ------    -----    ------    -----
As of December 31, 1998:
  Total Capital
   (to Risk Weighted
   Assets):
     Consolidated          $9,618  12.24%    6,288      8.0%      N/A      N/A
     Valley Bank, N.A.      8,320  10.68%    6,234      8.0%    7,793     10.0%
  Tier I Capital
   (to Risk Weighted
   Assets):
     Consolidated           8,910  11.34%    3,144      4.0%      N/A      N/A
     Valley Bank, N.A.      7,612   9.77%    3,117      4.0%    4,676      6.0%
  Tier I Capital (Leverage)
   (to Average Assets):
     Consolidated           8,910   8.65%    4,122      4.0%      N/A      N/A
     Valley Bank, N.A.      7,612   7.47%    4,071      4.0%    5,094      5.0%


                                                                  To Be Well
                                                              Capitalized Under
                                              For Capital     Prompt Corrective
                               Actual      Adequacy Purposes  Action Provisions
                           --------------  -----------------  -----------------
                           Amount   Ratio   Amount    Ratio    Amount    Ratio
                           ------   -----   ------    -----    ------    -----

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

                                       47

(10) Parent Company Financial Information

     Condensed financial information of Valley Financial Corporation is presented below:


                            Condensed Balance Sheets
                           December 31, 1998 and 1997

                                                             December 31,
                                                        --------------------
                Assets                                    1998         1997
                                                        --------      ------
     Cash                                              $     65          134
     Securities available-for-sale                        1,266        1,233
     Investment in subsidiary, at equity                  7,677        6,940
     Other assets                                           597          114
                                                       --------       ------
            Total assets                               $  9,605        8,421
                                                       ========       ======

                Liabilities and Shareholders' Equity

     Other liabilities                                 $    448          142
                                                       --------       ------
            Total liabilities                               448          142
                                                       --------       ------

     Shareholders' equity (notes 3, 7 and 8):
        Preferred stock, no par value.  Authorized
         10,000,000 shares; none issued                      --           --
        Common stock of no par value.  Authorized
         10,000,000 shares; issued and outstanding
         964,590 shares and 964,040 shares in 1998
         and 1997, respectively                           9,095        9,089
        Accumulated deficit                                (108)        (866)
        Accumulated other comprehensive income              170           56
                                                       --------       ------
            Total shareholders' equity                    9,157        8,279

     Commitments and other matters (notes 3, 5, 7,
      8, 11, 13 and 15)                                --------       ------
            Total liabilities and shareholders'
             equity                                    $  9,605        8,421
                                                       ========       ======



            Condensed Statements of Income and Comprehensive Income
                     Year Ended December 31, 1998 and 1997

                                                          1998         1997
                                                        --------      ------
     Income:
        Interest income                                $     79           81
                                                       --------      -------
     Expenses:
        Interest expense                                      6           --
        Other expenses                                       40           45
                                                       --------      -------
                                                             46           45
                                                       --------      -------
               Income before income taxes and equity
                in undistributed net income of
                subsidiary                                   33           36

     Income tax expense (benefit)                            12          (81)
                                                       --------      -------
               Income before equity in undistributed
                net income of subsidiary                     21          117

     Equity in net income of subsidiary                     737          766
                                                       --------      -------
               Net income                                   758          883

     Equity in other comprehensive income, net of
      deferred tax expense:
        Net unrealized gains on securities available-
         for-sale                                           114           43
                                                       --------      -------
               Comprehensive income                    $    872          926
                                                       ========      =======



                       Condensed Statements of Cash Flows
                     Years Ended December 31, 1998 and 1997

                                                          1998         1997
                                                        --------      ------
     Cash flows from operating activities:
        Net income                                     $    758          883
        Adjustments to reconcile net income to net
         cash provided by (used in) operating
         activities:
            Equity in net income of subsidiary             (737)        (766)
            Amortization of other assets                      9           10
            Increase in other assets                       (542)         (72)
            Increase (decrease) in other liabilities        306         (120)
                                                       --------      -------
                Net cash used in operating activities      (206)         (65)
                                                       --------      -------

     Cash flows from investing activities:
        Purchases of securities available-for-sale       (1,219)        (630)
        Proceeds from sales, maturities and calls
         of securities available-for-sale                 1,350          650
                                                       --------      -------
                Net cash provided by investing
                 activities                                 131           20
                                                       --------      -------

     Cash flows from financing activities:
        Proceeds from exercise of stock options               6           --
                                                       --------      -------

                Net cash provided by financing
                 activities                                   6           --
                                                       --------      -------
                Net decrease in cash                        (69)         (45)

     Cash at beginning of year                              134          179
                                                       --------      -------
     Cash at end of year                               $     65          134
                                                       ========      =======



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

     Financial instruments whose contract amounts represent credit risk as of December 31 are as follows:



                                                          1998         1997
                                                        --------      ------
     Commitments to extend credit                      $ 18,542        9,248
                                                       ========       ======
     Standby letters of credit                         $  1,361          795
                                                       ========       ======


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

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. Unless renewed, substantially all of the Bank's credit commitments at December 31, 1998 will expire within one year. Management does not anticipate any material losses as a result of these transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

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

     (a)  Cash and Due from Banks and Money Market Investments

          The carrying amounts are a reasonable estimate of fair value.

     (b)  Securities

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

     (c)  Loans

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

     (d)  Deposits

          The fair value of noninterest-bearing deposits, interest-bearing deposits and savings deposits is the amount payable on demand. The fair value of fixed maturity time deposits and certificates of deposit is estimated using the rates currently offered for deposits with similar remaining maturities.

     (e)  Commitments to Extend Credit and Standby Letters of Credit

          The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at December 31, 1998 and 1997, and as such, the related fair values have not been estimated.

     (f)  Federal Home Loan Bank Advances

          The fair value of fixed rate borrowings are estimated using discounted cash flows based on current incremental borrowing rates for similar types of borrowing arrangements.

     The carrying amounts and approximate fair values of the Corporation's financial instruments are as follows at December 31, 1998 and 1997:



                                          1998                   1997
                                 ---------------------   ---------------------
                                 Carrying  Approximate   Carrying  Approximate
                                  Amounts  Fair Values    Amounts  Fair Values
                                 --------  -----------   --------  -----------
Financial assets:
  Cash and due from banks        $  3,462        3,462      3,324        3,324
  Money market investments          1,743        1,743      1,473        1,473
  Securities available-for-
   sale                            26,118       26,118     21,144       21,144
  Loans, net                       70,875       71,333     46,150       46,948
                                 --------  -----------   --------  -----------
      Total financial assets     $102,198      102,656     72,091       72,889
                                 ========  ===========    =======  ===========

Financial liabilities:
  Deposits                       $ 90,026       90,576     65,588       65,977
  Federal Home Loan Bank
   advances                         5,000        5,012         --           --
                                 --------  -----------   --------  -----------
      Total financial
       liabilities               $ 95,026       95,588     65,588       65,977
                                 ========  ===========   ========  ===========



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

(14) Time Deposits

     At December 31, 1998, the scheduled maturities of time deposits are as follows:


               Years Ending December 31,

               1999                             $36,642
               2000                               3,461
               2001                               1,567
               2002                               2,972
               2003                               1,328
                                                -------
                                                $45,970
                                                =======


(15) Commitments

     At December 31, 1998, the Corporation had outstanding contractual commitments of approximately $400,000 related to construction of a new branch.

(16) Other Comprehensive Income

     Other comprehensive income net of income taxes and net of reclassification adjustments between net income and other comprehensive income relating to securities available-for-sale are reported in the Consolidated Statements of Income and Comprehensive Income. The information that follows discloses the reclassification adjustments and the income taxes related to securities available-for-sale that are included in other comprehensive income, net of income taxes.


                                                                   1998
                                                                 --------
     Net unrealized gains on securities available-for-sale:
        Net unrealized holding gains during the year            $    190
            Less reclassification adjustments for gains
             included in net income                                  (17)
        Income tax expense                                           (59)
                                                                --------
                Other comprehensive income, net of income
                 taxes                                          $    114
                                                                ========


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                   PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by Item 401 of Regulation S-B is set forth under the caption "Information Concerning Directors and Nominees" on pages 3-6 of the Company's Proxy Statement dated March 22, 1999 and is incorporated herein by reference.

The information required by Item 405 of Regulation S-B is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 of the Company's Proxy Statement dated March 22, 1999 and is incorporated herein by reference.


Item 10.  Executive Compensation.

The information required by Item 402 of Regulation S-B is set forth under the caption "Executive Compensation" on pages 8-10 of the Company's Proxy Statement dated March 22, 1999 and is incorporated herein by reference.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The information required by item 403 of Regulation S-B is set forth under the caption "Security Ownership of Certain Beneficial Owners" on page 3 of the Company's Proxy Statement dated March 22, 1999 and under the caption "Information Concerning Directors and Nominees" on pages 3-6 of the Company's Proxy Statement dated March 22, 1999 and is incorporated herein by reference.


Item 12.  Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-B is set forth under the caption "Certain Relationships and Related Transactions" on page 6 of the Company's Proxy Statement dated March 22, 1999 and is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  The following documents are filed as part of this Report:

     1.   Financial Statements:

          Independent Auditors' Report.

          Consolidated Balance Sheets as of December 31, 1998 and 1997.

          Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 1998 and 1997.

          Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1998 and 1997.

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1997.

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

        21.    Subsidiaries of the Registrant.

        24.    Power of Attorney.

        27.    Financial Data Schedule.

--------
*Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-KSB pursuant to Item 13(a).

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

     Form 8-K dated November 9, 1998 to report third quarter earnings and the related press release.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 29, 1999.


                              Valley Financial Corporation



                              By:  /s/ Ellis L. Gutshall
                                   ---------------------
                                   Ellis L. Gutshall
                                   President and Chief
                                   Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities indicated as of March 29, 1999.


       Signature                                  Title
       ---------                                  -----


/s/ Ellis L. Gutshall              President, Chief  Executive Officer
-----------------------------         and Director (Chief Executive Officer)
(Ellis L. Gutshall)


/s/ A. Wayne Lewis                 Executive Vice President, Chief
-----------------------------         Operating Officer and Director
(A. Wayne Lewis)


/s/ A. Wayne Lewis                 Chief Financial Officer
-----------------------------         (Principal Financial Officer
(A. Wayne Lewis)                      and Principal Accounting Officer)


/s/ Abney S. Boxley, III    *      Director
-----------------------------
(Abney S. Boxley, III)

/s/ W. Jackson Burrows      *      Director
-----------------------------
(W. Jackson Burrows)


/s/ William D. Elliot       *      Director
-----------------------------
(William D. Elliot)


-----------------------------      Director
(Mason Haynesworth)


-----------------------------      Director
(Eddie F. Hearp)


/s/ Anna L. Lawson          *      Director
-----------------------------
(Anna L. Lawson)


/s/ Barbara B. Lemon       *       Director
----------------------------
(Barbara B. Lemon)


/s/ George W. Logan        *       Director
-----------------------------
(George W. Logan)


/s/ John W. Starr           *      Director
-----------------------------
(Dr. John W. Starr)


/s/ Ward W. Stevens         *      Director
-----------------------------
(Dr. Ward W. Stevens)


-----------------------------      Director
(Maury L. Strauss)


-----------------------------      Director
(Michael E. Warner)


* By /s/ A. Wayne Lewis
-----------------------------
     A. Wayne Lewis
     (Attorney in Fact)

                               INDEX TO EXHIBITS


Exhibit                                                                Page
Number    Description                                                  Number
-------   -----------                                                  ------
1 Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement
          No. 33-77568, on Form S-1, as amended).

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

10.13 Lease agreement for office space dated September 20, 1996, by and between Valley Bank, N.A. and Betty J. Burrows.

21        Subsidiaries of the Registrant.                                63

24        Power of Attorney.                                             59

27        Financial Data Schedule.                                       64

                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT


     Valley Bank, N.A. is a subsidiary of the registrant, Valley Financial Corporation. Valley Financial Corporation owns 100% of the Common Stock of the Bank.

                          VALLEY FINANCIAL CORPORATION
                            Financial Data Schedule

[ARTICLE]                                                 12
[LEGEND]
[CIK]                                             0000921590
[NAME]                            VALLEY FINANCIAL CORP /VA/
[MULTIPLIER]                                           1,000
[FISCAL-YEAR-END]                                DEC-31-1998
[PERIOD-START]                                   JAN-01-1998
[PERIOD-END]                                     DEC-31-1998
[PERIOD-TYPE]                                         12-MOS
[CASH]                                                 3,462
[INT-BEARING-DEPOSITS]                                    44
[FED-FUNDS-SOLD]                                       1,699
[TRADING-ASSETS]                                           0
[INVESTMENTS-HELD-FOR-SALE]                           26,118
[INVESTMENTS-CARRYING]                                     0
[INVESTMENTS-MARKET]                                       0
[LOANS]                                               71,622
[ALLOWANCE]                                              708
[TOTAL-ASSETS]                                       105,186
[DEPOSITS]                                            90,026
[SHORT-TERM]                                               0
[LIABILITIES-OTHER]                                    1,003
[LONG-TERM]                                            5,000
[COMMON]                                               9,095
[PREFERRED-MANDATORY]                                      0
[PREFERRED]                                                0
[OTHER-SE]                                                62
[TOTAL-LIABILITIES-AND-EQUITY]                       105,186
[INTEREST-LOAN]                                        5,059
[INTEREST-INVEST]                                      1,560
[INTEREST-OTHER]                                         151
[INTEREST-TOTAL]                                       6,770
[INTEREST-DEPOSIT]                                     3,257
[INTEREST-EXPENSE]                                     3,512
[INTEREST-INCOME-NET]                                  3,258
[LOAN-LOSSES]                                            249
<SECURITIES-GAIN>                                         10
[EXPENSE-OTHER]                                        2,252
[INCOME-PRETAX]                                        1,021
[INCOME-PRE-EXTRAORDINARY]                               758
[EXTRAORDINARY]                                            0

[CHANGES]                                                  0
[NET-INCOME]                                             758
[EPS-PRIMARY]                                            .79
[EPS-DILUTED]                                            .77
[YIELD-ACTUAL]                                          3.86
[LOANS-NON]                                                0
[LOANS-PAST]                                             200
[LOANS-TROUBLED]                                           0
[LOANS-PROBLEM]                                            0
[ALLOWANCE-OPEN]                                         459
[CHARGE-OFFS]                                              0
[RECOVERIES]                                               0
[ALLOWANCE-CLOSE]                                        708
[ALLOWANCE-DOMESTIC]                                     708
[ALLOWANCE-FOREIGN]                                        0
[ALLOWANCE-UNALLOCATED]                                  708