Form 10QSB
period 1999-03-31
VALLEY FINANCIAL CORP /VA/
filed 1999-05-14
CIK 921590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999

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

At April 30, 1999, 964,990 shares of the issuer's common stock, no par value, were outstanding.

Transitional small business disclosure format:  Yes      No  x  .

                          VALLEY FINANCIAL CORPORATION
                                  FORM 10-QSB
                                 March 31, 1999

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

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                          VALLEY FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                      (In thousands, except per share data)

                                                       March 31     December
                                                         1999         1998
                                                       --------     --------
Assets
   Cash and due from banks                             $  2,705     $  3,462
   Money market investments:
       Federal funds sold                                10,459        1,699
       Interest-bearing deposits in other banks              64           44
                                                       --------     --------
           Total money market investments                10,523        1,743

   Securities available for sale                         24,623       26,118
   Loans:
       Commercial loans                                  19,093       17,794
       Commercial real estate loans                      26,186       22,040
       Residential real estate loans                     19,446       19,140
       Loans to individuals                              12,924       12,648
                                                       --------     --------
           Total loans                                   77,649       71,622
   Less unearned income                                     (36)         (39)
   Less allowance for loan losses                          (781)        (708)
                                                       --------     --------
           Total net loans                               76,832       70,875
   Premises and equipment                                 2,177        1,830
   Accrued interest receivable                              728          804
   Other assets                                             471          354
                                                       --------     --------
           Total assets                                $118,059     $105,186
                                                       ========     ========

Liabilities and Shareholders' Equity
   Deposits:
       Non-interest bearing demand deposits           $  24,143    $  10,437
       Interest bearing demand deposits                   6,126        7,687
       Money market deposits                             26,159       24,826
       Other savings deposits                             1,111        1,106
       Certificates of deposits >100,000                  8,593        8,048
       Other time deposits                               36,679       37,922
                                                       --------     --------
           Total deposits                               102,811       90,026
                                                       --------     --------

Accrued interest payable                                    698          679
Other liabilities                                           298          324
Federal Home Loan Bank advances                           5,000        5,000
                                                       --------     --------
           Total liabilities                            108,807       96,029
                                                       --------     --------

Commitments and other contingencies

Preferred stock, no par value.  Authorized
  10,000,000 shares; none issued and outstanding.
Common stock, no par value.  Authorized
  10,000,000 shares; issued and outstanding
  964,990 at March 31, 1999 and 964,590 at
  December 31,1999                                        9,099        9,095
Accumulated retained earnings (deficit)                      93         (108)
Accumulated other comprehensive income                       60          170
                                                       --------     --------
           Total shareholders' equity                     9,252        9,157
                                                       --------     --------
           Total liabilities and shareholders'
             equity                                    $118,059     $105,186
                                                       ========     ========

See accompanying notes to consolidated financial statements.



                          VALLEY FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                      (In thousands, except per share data)

                                            For the Period    For the Period
                                           January 1, 1999   January 1, 1998
                                               Through           Through
                                            March 31, 1999    March 31, 1998
                                           ---------------   ---------------
Interest Income:
   Interest and fees on loans                       $1,540            $1,035
   Interest on money market investments                 14                36
   Interest on securities - taxable                    298               353
   Interest on securities - nontaxable                  73                 9
                                                    ------            ------
       Total interest income                         1,925             1,433
                                                    ------            ------

Interest Expense:
   Interest on certificates of deposit > 100,000       105                92
   Interest on other deposits                          786               619
   Interest on Federal Home Loan
     Bank advances                                      62                19
   Interest on borrowed funds                            5                 -
                                                    ------            ------
       Total interest expense                          958               730
                                                    ------            ------

       Net interest income                             967               703
Provision for loan losses                               73                31
                                                    ------            ------

   Net interest income after provision for
     loan losses                                       894               672
                                                    ------            ------
Noninterest  income:
   Service charges on deposit accounts                  46                35
   Other fee income                                     28                23
   Securities gains (losses)                             -                10
                                                    ------            ------
       Total noninterest income                         74                68
                                                    ------            ------

Noninterest  expense:
   Compensation expense                                377               286
   Occupancy and equipment expense, net                 77                72
   Data processing expense                              39                26
   Marketing and advertising expense                    26                18
   Office supplies expense                              30                14
   Other expense                                       146               131
                                                    ------            ------

       Total noninterest expense                       695               547
                                                    ------            ------

Net income before taxes                                273               193

Provision  for income taxes                             72                63
                                                    ------            ------

Net income                                          $  201            $  130
                                                    ======            ======

Basic earnings per share                            $  .21            $  .13
                                                    ======            ======

Diluted earnings per share                          $  .20            $  .13
                                                    ======            ======


See accompanying notes to consolidated financial statements.



                          VALLEY FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                     (In thousands, except per share data)


                                            For the Period    For the Period
                                           January 1, 1999   January 1, 1998
                                               Through           Through
                                            March 31, 1999    March 31, 1998
                                           ---------------   ---------------
Cash Flows From Operating Activities:
   Net income                                      $   201           $   130
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for loan losses                        73                31
       Depreciation and amortization of bank
         premises and equipment                         40                37
       Amortization of organizational expenses          14                14
       Gain on sale of securities                        -               (10)
       Amortization (accretion) of premiums
         and discounts                                  14                (6)
       Decrease in unearned fees                        (3)               (3)
       Decrease in accrued interest receivable          76               151
       (Increase) decrease in other assets             (74)               19
       Increase in accrued interest payable             19                56
       Decrease in other liabilities                   (26)              (35)
                                                   -------           -------
Net cash provided by operating activities              334               384
                                                   -------           -------

Cash Flows From Investing Activities:
   (Increase) decrease in money market investments  (8,780)            1,333
   Purchases of premises and equipment                (387)              (12)
   Purchases of securities available-for-sale       (2,124)          (13,932)
   Proceeds from sales, calls, and maturities of
     securities available-for-sale                   3,438             6,958
   Increase in loans                                (6,027)           (4,777)
                                                   -------           -------
Net cash used in investing activities              (13,880)          (10,430)

Cash Flows From Financing Activities:
   Increase in time deposits greater than $100,000     545               288
   Decrease in other time deposits                  (1,243)             (339)
   Increase in other deposits                       13,483             4,022
   Proceeds from Federal Home Loan Bank advances         -             5,000
   Proceeds from the issuance of common stock            4                 -
                                                   -------           -------
Net cash provided by financing activities           12,789             8,971
                                                   -------           -------

Net Decrease in Cash and Due From Banks               (757)           (1,075)

Cash and Due From Banks at Beginning of Period       3,462             3,324
                                                   -------           -------

Cash and Due From Banks at End of Period           $ 2,705           $ 2,249
                                                   =======           =======

Supplemental disclosure of cash flows information:
   Cash paid during the period for interest        $   939           $   674
                                                   =======           =======
   Cash paid during the period for taxes           $   115           $     -
                                                   =======           =======

See accompanying notes to consolidated financial statements.


                          VALLEY FINANCIAL CORPORATION

                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                  (Unaudited)

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

          The consolidated financial statements of the Company conform to generally accepted accounting principles and to general banking
          industry practices.   The interim period consolidated financial
          statements are unaudited; however, in the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the consolidated financial statements herein have been included. The consolidated financial statements herein should be read in conjunction with the Company's 1998 Annual Report on Form 10-KSB.

          The Company reports it activities as a single business segment. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.

     (2)  Cash and Cash Equivalents

          For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

     (3)  Securities

          The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at March 31, 1999 are shown in the table below. The entire investment portfolio is classified as available-for-sale in order to provide maximum liquidity for funding needs. As of March 31, 1999, investments with amortized costs and fair values of $1,216 and $1,226, respectively, were pledged as collateral for public deposits, a line of credit available from Federal Home Loan Bank and for other purposes as required or permitted by law.



                                 Carrying  Unrealized  Unrealized Approximate
Securities available for sale:     Values    Gains      Losses    Fair Values
                                 --------------------------------------------
U.S. Treasury                        $199          $2          $0        $201

U.S. Government agencies           13,875          18         (73)     13,820

Mortgage-backed securities          3,193           9          (6)      3,196

States and political subdivisions   6,230         133          (1)      6,362

Corporate debt securities             100           2           0         102

Equity securities                     935           7           0         942
                                  -------        ----         ---     -------
     Total securities available
       for sale                   $24,532        $171        ($80)    $24,623
                                  =======        ====         ===     =======



     (4)  Allowance for Loan Losses

          Changes in the allowance for loan losses are as follows:



                                                    1999          1998
                                                    ----          ----
               Balance at January 1                 $708          $459

               Provision for loan losses              73            31

               Recoveries                              0             0

               Charged off loans                       0             0
                                                    ----          ----
               Balance at March 31                  $781          $490
                                                    ====          ====



     (5)  Earnings Per Share

          Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following table summarizes the shares utilized in the computations:



                                        Weighted Average Shares Outstanding
                                        -----------------------------------

     Three months ending March 31:            Basic           Diluted
                                              -----           -------
                1999                        964,866           991,079
                                            =======           =======
                1998                        964,040           977,224
                                            =======           =======



     (6)  Comprehensive Income

          On January 1, 1998, The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. This Statement was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity.

          The Company is required to classify items of "Other Comprehensive Income" (such as net unrealized gains (losses) on securities available for sale) by their nature in a financial statement. It does not require a specific format for that financial statement but requires the Company to display an amount representing comprehensive income for the period in that financial statement. The Company is required to present the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. It does not require per share amounts of comprehensive income to be disclosed.

          Comprehensive income consists of net income and net unrealized gains (losses) on securities available for sale. Comprehensive income for the periods ended March 31, 1999 and 1998, was $91 and $64, respectively. The adoption of Statement 130 did not have any effect on the Company's consolidated financial position, results of operation or liquidity.

          The information that follows discloses the reclassification adjustments and the income taxes related to securities available-for-sale that are included in other comprehensive income, net of income taxes for the periods ended March 31, 1999 and 1998.



                                   For the Period Ended  For the Period Ended
                                      March 31, 1999        March 31, 1998
                                   --------------------  --------------------
Net unrealized losses on securities
  available-for-sale:
   Net unrealized holding losses
     during the year                        $ (167)                $ (91)
       Less reclassification
         adjustments for gains
         included in net income                  -                    (9)
   Income tax expense                           57                    34
                                            ------                 -----
           Other comprehensive
             income, net of
             income taxes                   $ (110)                $ (66)
                                            ======                 =====


Item 2. Management's Discussion and Analysis (000's omitted, except for share and per share information).

The following is management's discussion and analysis of the financial condition and results of operations of the Company as of and for the three months ended March 31, 1999 and 1998. The discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

Overview

The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995.

Total assets at March 31, 1999 were $118,059, up 12% from $105,186 at December 31, 1998. The principal components of the Company's assets at the end of the period were $10,459 in federal funds sold, $24,623 in securities available-for-sale and $77,649 in gross loans. Total liabilities at March 31, 1999 were $108,807, up 13% from $96,029 at December 31, 1998 with the increase almost entirely represented by a $12,785 growth in deposits.

Total shareholders' equity at March 31, 1999 was $9,252 consisting of $9,099 in net proceeds from the issuance of common stock, increased by accumulated retained earnings of $93 and increased by $60 of unrealized gains on securities available-for-sale, net of related deferred tax liability. At December 31, 1998, total shareholder's equity was $9,157.

The Company had net income of $201 for the three months ended March 31, 1999 compared with $130 recorded for the three months ended March 31, 1998, a 55% increase. The significant improvement in profitability results from higher net interest income partially offset by increased noninterest expenses in virtually all categories.

Profitability as measured by the Company's return on average assets ("ROA") was
 .76% for the three months ended March 31, 1999, compared to .69% for the same period in 1998. Return on average equity ("ROE") was 8.95% for the three months ended March 31, 1999 compared to 6.37% for the same period in 1998.

Results of Operations

Net Interest Income. Net interest income is the amount by which interest and fees generated from loans and investments exceeds the interest expense associated with funding those assets, and represents the principal source of earnings for the Company. Changes in the volume and mix of earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Changes in the interest rate environment and the Company's cost of funds also affect net interest income. Net interest income was $967 for the three months ended March 31, 1999 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income for the three months of 1999 increased 38% from $703 for the same period in 1998. The net interest margin on a fully taxable equivalent ("FTE ") basis was 4.01% for the first three months of 1999, an increase of 8 basis points from the 3.93% reported for the same period in 1998. The increase in the margin from year to year is attributable to lower yields on earning assets being more than offset by lower deposit costs.

Provision for Loan Losses. A provision for loan losses of $73 was provided during the three months ended March 31, 1999, an increase of $42 or 135% over the same period in 1998, in recognition of management's estimate of inherent risks associated with lending activities. Due to the Bank's limited operating history, this estimate is primarily based on industry practices and consideration of local economic factors. The amount of the provision for loan losses is a charge against current earnings, and actual loan losses are charged against the allowance for loan losses. The allowance for loan losses was $781 as of March 31, 1999 and represented approximately 1.02% of net loans outstanding versus 1.00% of net loans at December 31, 1998 (see Note 4 to the Consolidated Financial Statements). The increase in provision expense is due to growth in average loans outstanding.

No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about the loan portfolio and other information available to them at the time of their examinations.

Noninterest Income. Noninterest income of $74 in the three months ended March 31, 1999 consisted of service charges and fees on accounts and other miscellaneous income, and represented an increase of $6 or 9% over the $68 reported for the same period one year earlier. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

Noninterest Expense. Noninterest expense for the first three months of 1999 was $695, an increase of $148 or 27% over the same period in 1998. The largest components of the increase were compensation expense as additional employees were hired due to growth, growth-related data processing expense, marketing expense due to the opening of our newest branch in Salem, office supplies due to the opening of the above-referenced branch, legal fees, and increases in various other expense categories, partially offset by a decrease in loan closing costs incurred in a home equity line of credit promotion in 1998. Noninterest expenses are expected to increase in future years as a direct result of business growth and expansion.

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

The Company also is taking steps to assess the potential impacts of Year 2000 issues on its major commercial borrowers. Should a commercial borrower fail to deal adequately with Year 2000's impact on its computer systems, its operations could be jeopardized and its ability to repay its loan threatened. All commercial borrowers in significant amounts have been sent questionnaires concerning their Year 2000 preparedness. Completed questionnaires are being evaluated to identify moderate and high-risk credits. Year 2000 risk factors are being incorporated into the overall risk ratings for all new and renewed commercial loans and, where appropriate, more stringent standards will be imposed in underwriting criteria, loan covenants and required collateral. As of March 31, the Company expects that virtually all commercial borrowers will be considered low Year 2000 risk by the end of the second quarter of 1999.

As part of its board-approved Year 2000 Action Plan, the Company established a budget for Year 2000 compliance. As of March 31, 1999, actual expenditures have approximated $3, while actual expenditures approximated $16 for the year ended December 31, 1998. Total expenditures, primarily for testing, software upgrades and consultants, are not expected to exceed $100. The costs of Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company currently believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results may differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant IT systems and imbedded technology, and similar uncertainties.

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

Income Taxes. An expense of $72 was recognized in the three months ended March 31, 1999 to reflect the Company's anticipated federal income tax liability for the period. This equated to an effective tax rate of 26%. Provision for income taxes was $63 for the first quarter of 1998, an effective tax rate of 33%.

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

The Company's asset liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities/prepayments and loan repayments. The Company's ratio of liquid assets to deposits and short- term borrowings was 37% at March 31, 1999 and 35% at December 31, 1998. The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. The Company had Federal funds sold of $10,459 and $1,699 at March 31, 1999 and December 31, 1998, respectively.

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

While no single measure can completely identify the impact of changes in interest rates on net interest income, a commonly-used technique within the industry is to assess the differences in the amounts of rate-sensitive assets and rate-sensitive liabilities. These differences or "gaps" provide an indication of the extent to which net interest income may be affected by future changes in interest rates. A "positive gap" exists when rate-sensitive assets exceed rate-sensitive liabilities and indicates that a greater volume of assets than liabilities will reprice during a given period. A positive gap may enhance earnings in a rising interest rate environment and may inhibit earnings in a declining interest rate environment. Conversely, when rate-sensitive liabilities exceed rate-sensitive assets (a "negative gap"), a greater volume of liabilities than assets will reprice within the period. In such a case, arising interest rate environment may inhibit earnings and a declining interest rate environment may enhance earnings.

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

Investment Portfolio

The Company's investment portfolio is used both for investment income and liquidity purposes. Funds not used for capital expenditures or lending activities are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate bonds and equity securities. Obligations of the U.S. Government and its agencies include treasury notes and callable or noncallable agency bonds. Mortgage-backed securities include pools issued by government agencies. Municipal bonds include tax-exempt general obligation and revenue issues. Corporate bonds are investment grade issue. Equity securities include shares of the Federal Reserve Bank of Richmond, Federal Home Loan Bank of Atlanta, Community Bankers Bank and corporate preferred stocks. The Company does not invest in derivatives or other types of high-risk securities. The entire investment portfolio is classified as available-for-sale in order to provide maximum liquidity for funding needs.

Investment securities at March 31, 1999 were $24,623, a decrease of $1,495 or 6% from their level of $26,118 on December 31, 1998. The proceeds from calls of securities were not entirely reinvested into securities due to short-term liquidity funding needs during the period ended March 31, 1999.

For more information on the investment portfolio, see Note 3 to the Consolidated Financial Statements.

Loan Portfolio

The Company's total loans were $77,649 at March 31, 1999, an increase of $6,027 or 8% from the $71,622 reported at December 31, 1998. The Company's ratio of net loans to total deposits stood at 75% at March 31, 1999 and 79% at December 31, 1998. Management seeks to maintain the ratio of loans to deposits in a range of 70% to 85%.

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

Commercial Loans. Commercial and industrial loans accounted for 25% of the loan portfolio as of March 31, 1999 and stood at $19,093 versus $17,794 three months earlier. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The creditworthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

Commercial Real Estate Loans. Commercial real estate construction and commercial real estate mortgages represent interim and permanent financing of commercial properties that are secured by real estate, and were 34% of total
loans at March 31, 1999.   Outstanding loans in this category equaled $26,186
and $22,040 at March 31, 1999 and December 31, 1998, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties. These borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

Residential Real Estate Loans. Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $19,446 in loans (25% of total loans) at March 31, 1999 and $19,140 in such loans at December 31, 1998. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years and offers a bi-weekly payment option to encourage faster repayment. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

Loans to Individuals. Loans to individuals include installment loans and home equity lines of credit/loans secured by junior liens on residential real estate. The loan proceeds typically are used to purchase vehicles, finance home remodeling or higher education, or for other consumer purposes. Loans to individuals totaled $12,924 (17% of total loans) at March 31, 1999 compared to $12,648 at December 31, 1998.

Nonperforming Assets. The Company had no nonperforming assets at March 31, 1999 or December 31, 1998.

Deposits

As of March 31, 1999 total deposits were $102,811 an increase of $12,785 or 14% from their level of $90,026 at December 31, 1998. The increase in total deposits was due to increases in previously-existing accounts as well as new accounts opened. Included in the increase of $12,785 is a $12,130 temporary deposit to a real estate title insurance company account received late in the first quarter in connection with settlement of a pending transaction. The temporary deposit was held approximately three business days, and is being disclosed to provide better comparability between periods.

At March 31, 1999 noninterest bearing demand deposits were $24,143 or 23% of total deposits. On December 31, 1998 noninterest bearing demand deposits were $10,437 or 12% of total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) were $57,539 or 56% of total deposits at March 31, 1999, up from $44,056 or 49% of total deposits at December 31, 1998. Total interest bearing deposits stood at $78,668 at March 31, 1999, a decrease of $921 or 1% over their level of $79,589 at December 31, 1998.

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

Capital Resources

The Company's financial position at March 31, 1999 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. Capital ratios are well in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

Total shareholders equity was $9,252 at March 31, 1999 compared with $9,157 at December 31, 1998, an increase of $95 or 1%. The increase is attributable to the first three months net income of $201, minus $110 in decreased accumulated other comprehensive income and $4 from the issuance of common stock pursuant to the exercise of stock options.

For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:


     Ratio          3/31/99        12/31/98       3/31/98        Minimum
     -----          -------        --------       -------        -------
     Tier 1          10.6%          11.3%          14.4%           4%

     Total           11.5%          12.2%          15.3%           8%

     Leverage         8.5%           8.7%          10.8%           4%



It is anticipated that the Company's capital adequacy ratios will continue to decline as long as the rate of asset growth continues to outstrip the rate of internal capital generation through retention of earnings. If this trend continues, the Company in the future will have to raise additional capital funds or curtail its rate of asset growth.

Recent and Future Accounting Considerations

In October 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. SFAS No. 134 amends SFAS No. 65 to conform the subsequent accounting (under SFAS No. 115) for securities retained after the securitization of mortgage loans by a mortgage banking enterprise to the accounting applicable to nonmortgage banking enterprises.
SFAS No. 134 is effective for the quarter ended March 31, 1999. Also, in June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 provides guidance for accounting for all derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Neither statement has nor is expected to have a material effect on the consolidated financial position or results of operations of the Company.

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter.


Item 5.  Other Information.

None.


Item 6.  Exhibits and Reports on Form 8-K.

(a) The Company filed the following exhibits for the quarter ended March 31, 1999:

     27.  Financial Data Schedule

(b) The Company filed one report on Form 8-K during the quarter ended March 31, 1999. The report, dated February 5, 1999, reported the Company's consolidated financial results for the year ended December 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VALLEY FINANCIAL CORPORATION



May 13, 1999                       /s/ Ellis L. Gutshall
-----------------                  ----------------------------
Date                               Ellis L. Gutshall, President
                                   and Chief Executive Officer



May 13, 1999                       /s/ A. Wayne Lewis
-----------------                  ----------------------------
Date                               A. Wayne Lewis, Executive
                                   Vice President and Chief
                                   Financial Officer

                                   Exhibit 27
                            Financial Data Schedule


[ARTICLE]                                                       9
[MULTIPLIER]                                                1,000
[CIK]                                                  0000921590
[NAME]                                  VALLEY FINANCIAL CORP/VA/
[FISCAL-YEAR-END]                                     DEC-31-1999
[PERIOD-START]                                        JAN-01-1999
[PERIOD-END]                                          MAR-31-1999
[PERIOD-TYPE]                                               3-MOS
[CASH]                                                      2,705
[INT-BEARING-DEPOSITS]                                         64
[FED-FUNDS-SOLD]                                           10,459
[TRADING-ASSETS]                                                0
[INVESTMENTS-HELD-FOR-SALE]                                24,623
[INVESTMENTS-CARRYING]                                          0
[INVESTMENTS-MARKET]                                            0
[LOANS]                                                    77,649
[ALLOWANCE]                                                   781
[TOTAL-ASSETS]                                            118,059
[DEPOSITS]                                                102,811
[SHORT-TERM]                                                    0
[LIABILITIES-OTHER]                                           996
[LONG-TERM]                                                 5,000
[COMMON]                                                    9,099

[PREFERRED-MANDATORY]                                           0
[PREFERRED]                                                     0
[OTHER-SE]                                                    153
[TOTAL-LIABILITIES-AND-EQUITY]                            118,059
[INTEREST-LOAN]                                             1,540
[INTEREST-INVEST]                                             371
[INTEREST-OTHER]                                               14
[INTEREST-TOTAL]                                            1,925
[INTEREST-DEPOSIT]                                            891
[INTEREST-EXPENSE]                                            958
[INTEREST-INCOME-NET]                                         967
[LOAN-LOSSES]                                                  73
<SECURITIES-GAIN>                                               0
[EXPENSE-OTHER]                                               695
[INCOME-PRETAX]                                               273
[INCOME-PRE-EXTRAORDINARY]                                    273
[EXTRAORDINARY]                                                 0
[CHANGES]                                                       0
[NET-INCOME]                                                  201
[EPS-PRIMARY]                                                0.21
[EPS-DILUTED]                                                0.20
[YIELD-ACTUAL]                                               4.01
[LOANS-NON]                                                     0
[LOANS-PAST]                                                    1
[LOANS-TROUBLED]                                                0

[LOANS-PROBLEM]                                               200
[ALLOWANCE-OPEN]                                              708
[CHARGE-OFFS]                                                   0
[RECOVERIES]                                                    0
[ALLOWANCE-CLOSE]                                             781
[ALLOWANCE-DOMESTIC]                                          781
[ALLOWANCE-FOREIGN]                                             0
[ALLOWANCE-UNALLOCATED]                                       771