Form 10QSB
period 1999-06-30
VALLEY FINANCIAL CORP /VA/
filed 1999-08-13
CIK 921590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                       Commission File Number:  33-77568


                          VALLEY FINANCIAL CORPORATION


            VIRGINIA                                   54-1702380
     (State of Incorporation)                        I.R.S. Employer
                                                  Identification Number)


                             36 Church Avenue, S.W.
                            Roanoke, Virginia 24011
                    (Address of principal executive offices)

                                 (540) 342-2265
                (Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes _X_   No__

At July 31, 1999, 964,990 shares of the issuer's common stock, no par value, were outstanding.

Transitional small business disclosure format:  Yes __   No _x_.

                          VALLEY FINANCIAL CORPORATION
                                  FORM 10-QSB
                                 June 30, 1999

                                     INDEX


Part I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

             Consolidated Balance Sheets                                3
             Consolidated Statements of Income                          4
             Consolidated Statements of Cash Flows                      6
             Notes to Consolidated Financial Statements                 7

     Item 2.  Management's Discussion and Analysis                     10


Part II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders      20

     Item 5.  Other Information                                        21

     Item 6.  Exhibits and Reports on Form 8-K                         21


SIGNATURES                                                             22

     PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          VALLEY FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                     (In thousands, except per share data)

                                                        June 30    December 31
                                                          1999         1998
                                                        -------    -----------
Assets
     Cash and due from banks                            $  3,243      $  3,462
     Money market investments:
          Federal funds sold                                   -         1,699
          Interest-bearing deposits in other banks            82            44
                                                        --------      --------
             Total money market investments                   82         1,743

     Securities available for sale                        32,152        26,118
     Loans:
          Commercial loans                                21,419        17,794
          Commercial real estate loans                    29,523        22,040
          Residential real estate loans                   19,346        19,140
          Loans to individuals                            13,396        12,648
                                                        --------      --------
             Total loans                                  83,684        71,622
     Less unearned income                                    (36)          (39)
     Less allowance for loan losses                         (833)         (708)
                                                        --------      --------
             Total net loans                              82,815        70,875
     Premises and equipment                                2,593         1,830
     Accrued interest receivable                             921           804
     Other assets                                            789           354
                                                        --------      --------
             Total assets                               $122,595      $105,186
                                                        ========      ========

Liabilities and Shareholders' Equity
     Deposits:
          Non-interest bearing demand deposits          $ 12,832      $ 10,437
          Interest bearing demand deposits                 6,772         7,687
          Money market deposits                           23,572        24,826
          Other savings deposits                           1,288         1,106
          Certificates of deposits>100,000                10,484         8,048
          Other time deposits                             43,228        37,922
                                                        --------      --------
             Total deposits                               98,176        90,026
                                                        --------      --------

Short-term borrowings                                      4,597             -
Accrued interest payable                                     652           679
Other liabilities                                            309           324
Federal Home Loan Bank advances                           10,000         5,000
                                                        --------      --------
             Total liabilities                           113,734        96,029
                                                        --------      --------

Commitments and other contingencies

Preferred stock, no par value.  Authorized 10,000,000
     shares; none issued and outstanding.
Common stock, no par value.  Authorized 10,000,000
     shares; issued and outstanding 964,990 at
     June 30, 1999 and 964,590 at December 31,1998         9,099         9,095
Accumulated retained earnings (deficit)                      306          (108)
Accumulated other comprehensive income                      (544)          170
                                                        --------      --------
             Total shareholders' equity                    8,861         9,157
                                                        --------      --------
             Total liabilities and shareholders' equity $122,595      $105,186
                                                        ========      ========

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)

                                               For the Period    For the Period
                                              January 1, 1999   January 1, 1998
                                                   Through          Through
                                               June 30, 1999     June 30, 1998
                                              ---------------   ---------------
Interest Income:
     Interest and fees on loans                        $3,192           $2,239
     Interest on money market investments                  34               40
     Interest on securities - taxable                     643              708
     Interest on securities - nontaxable                  153               55
                                                       ------           ------
          Total interest income                         4,022            3,042
                                                       ------           ------

Interest Expense:
     Interest on certificates of deposit>100,000          243              190
     Interest on other deposits                         1,605            1,273
     Interest on Federal Home Loan Bank advances          157               81
     Interest on borrowed funds                            17               28
                                                       ------           ------
          Total interest expense                        2,022            1,572
                                                       ------           ------

          Net interest income                           2,000            1,470

Provision for loan losses                                 127              128
                                                       ------           ------
     Net interest income after provision for
       loan losses                                     1,873             1,342
                                                      ------            ------

Noninterest Income:
     Service charges on deposit accounts                 101                73
     Other fee income                                     45                39
     Securities gains (losses)                             -                10
                                                      ------            ------
          Total noninterest income                       146               122
                                                      ------            ------

Noninterest Expense:
     Compensation expense                                781               579
     Occupancy and equipment expense, net                179               147
     Data processing expense                              81                55
     Marketing and advertising expense                    73                37
     Office supplies expense                              52                30
     Other expense                                       292               248
                                                      ------            ------
          Total noninterest expense                    1,458             1,096
                                                      ------            ------

Net income before taxes                                  561               368

Provision for income taxes                               147               108
                                                      ------            ------

Net income                                            $  414            $  260
                                                      ======            ======

Basic earnings per share                              $  .43            $  .27
                                                      ======            ======

Diluted earnings per share                            $  .42            $  .27
                                                      ======            ======

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)

                                               For the Period    For the Period
                                                April 1, 1999    April 1, 1998
                                                   Through          Through
                                               June 30, 1999     June 30, 1998
                                              ---------------   ---------------
Interest Income:
     Interest and fees on loans                        $1,652           $1,204
     Interest on money market investments                  20                4
     Interest on securities - taxable                     345              355
     Interest on securities - nontaxable                   80               46
                                                       ------           ------
          Total interest income                         2,097            1,609
                                                       ------           ------

Interest Expense:
     Interest on certificates of deposit>100,000          133               97
     Interest on other deposits                           824              655
     Interest on Federal Home Loan Bank advances           95               62
     Interest on borrowed funds                            12               28
                                                       ------           ------
          Total interest expense                        1,064              842
                                                       ------           ------
          Net interest income                           1,033              767

Provision for loan losses                                  54               97
                                                       ------           ------
     Net interest income after provision for
       loan losses                                       979               670
                                                      ------            ------

Noninterest Income:
     Service charges on deposit accounts                  55                38
     Other fee income                                     17                16
     Securities gains (losses)                             -                 -
                                                      ------            ------
          Total noninterest income                        72                54
                                                      ------            ------

Noninterest Expense:
     Compensation expense                                404               293
     Occupancy and equipment expense, net                102                75
     Data processing expense                              42                29
     Marketing and advertising expense                    47                19
     Office supplies expense                              22                16
     Other expense                                       146               117
                                                      ------            ------
          Total noninterest expense                      763               549
                                                      ------            ------

Net income before taxes                                  288               175

Provision for income taxes                                75                45
                                                      ------            ------

Net income                                            $  213            $  130
                                                      ======            ======

Basic earnings per share                              $  .22            $  .13
                                                      ======            ======

Diluted earnings per share                            $  .21            $  .13
                                                      ======            ======

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                     (In thousands, except per share data)

                                               For the Period    For the Period
                                              January 1, 1999   January 1, 1998
                                                   Through          Through
                                               June 30, 1999     June 30, 1998
                                              ---------------   ---------------
Cash Flows From Operating Activities:
   Net income                                         $   414          $   260
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Provision for loan losses                         127              128
        Depreciation and amortization of
          premises and equipment                          107               52
        Amortization of organizational
          expenses                                         14               28
        Gain on sale of securities                          -              (10)
        Amortization (accretion) of premiums
          and discounts                                    25               (3)
        Increase (decrease) in unearned fees               (3)               6
        Increase in accrued interest receivable          (117)             (78)
        (Increase) decrease in other assets               (81)              70
        Increase (decrease) in accrued
          interest payable                                (27)             144
        Decrease in other liabilities                     (15)             (75)
                                                      -------          -------
Net cash provided by operating activities                 444              522
                                                      -------          -------
Cash Flows From Investing Activities:
   Decrease in money market investments                 1,661            1,465
   Purchases of premises and equipment                   (870)             (20)
   Purchases of securities available-for-sale         (14,112)         (14,703)
   Proceeds from sales, calls and maturities
     of securities available-for-sale                   6,971           11,297
   Increase in loans                                  (12,064)         (14,095)
                                                      -------          -------
Net cash used in investing activities                 (18,414)         (16,056)
                                                      -------          -------
Cash Flows From Financing Activities:
   Increase in time deposits greater than $100,000      2,436              593
   Increase in other time deposits                      5,306            4,115
   Increase in other deposits                             408            2,257
   Increase in short-term borrowings                    4,597            3,479
   Proceeds from Federal Home Loan Bank advances        5,000            5,000
   Proceeds from the issuance of common stock               4                -
                                                      -------          -------
Net cash provided by financing activities              17,751           15,444
                                                      -------          -------

Net Decrease in Cash and Due From Banks                  (219)             (90)

Cash and Due From Banks at Beginning of Period          3,462            3,324
                                                      -------          -------
Cash and Due From Banks at End of Period              $ 3,243          $ 3,234
                                                      =======          =======
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest           $ 2,049          $ 1,428
                                                      =======          =======
   Cash paid during the period for taxes              $   176          $     -
                                                      =======          =======

See accompanying notes to consolidated financial statements

                          VALLEY FINANCIAL CORPORATION

                   Notes to Consolidated Financial Statements
                                 June 30, 1999
                                  (Unaudited)

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

          The Company reports its activities as a single business segment. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.

     (2)  Cash and Cash Equivalents

          For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

     (3)  Securities

          The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at June 30, 1999 are shown in the table below. The entire investment portfolio is classified as available-for-sale in order to provide maximum liquidity for funding needs. As of June 30, 1999, investments with amortized costs and fair values of $2,266 and $2,249, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank and for other purposes as required or permitted by law.



                                 Carrying  Unrealized  Unrealized  Approximate
Securities available for sale:    Values     Gains       Losses    Fair Values
                                 ---------------------------------------------
U.S. Treasury                     $   199        $ 0        $  0      $   199

U.S. Government agencies           21,866          1        (630)      21,237

Mortgage-backed securities          2,738          9         (18)       2,729

States and political subdivisions   7,077          1        (186)       6,892

Corporate debt securities             100          0           0          100

Equity securities                     997          0          (2)         995
                                  -------        ---       -----      -------
   Total securities available
     for sale                     $32,977        $11       ($836)     $32,152
                                  =======        ===       =====      =======



     (4)  Allowance for Loan Losses

          Changes in the allowance for loan losses are as follows:

                                               1999          1998
                                               ----          ----
               Balance at January 1            $708          $459

               Provision for loan losses        127           128

               Recoveries                         0             0

               Charged off loans                 (2)            0
                                               ----          ----
               Balance at June 30              $833          $587
                                               ====          ====



     (5)  Earnings Per Share

          Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following table summarizes the shares utilized in the computations:


                                        Weighted Average Shares Outstanding
                                        -----------------------------------

          Three months ending June 30:       Basic                Diluted
                                             -----                -------
                    1999                   964,990                993,912
                                           =======                =======

                    1998                   964,040                981,868
                                           =======                =======
          Six months ending June 30:

                    1999                   964,928                992,325
                                           =======                =======

                    1998                   964,040                979,609
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

          The adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company as net unrealized gains (losses) on available-for-sale securities, an item of other comprehensive income. For the six months ended June 30, 1999 and 1998, total comprehensive income was $(300) and $218, respectively. For the three months ended June 30, 1999 and 1998, total comprehensive income was $(391) and $154, respectively.

          The information that follows discloses the reclassification adjustments and the income taxes related to securities available-for-sale that are included in other comprehensive income, net of income taxes for the six and three month periods ended June 30, 1999 and 1998.



                              For the Six Months Ended  For the Six Months Ended
                                     June 30, 1999             June 30, 1998
                              ------------------------  ------------------------
Net unrealized losses on
 securities available-for-sale:
  Net unrealized holding losses
    during the year                    $  (1,082)                $     (47)
      Less reclassification
       adjustments for gains
       included in net income                  -                       (17)
  Income tax expense                         368                        22
                                       ---------                 ---------
          Other comprehensive
           income, net of income
           taxes                       $    (714)                $     (42)
                                       =========                 =========


                          For the Three Months Ended  For the Three Months Ended
                                  June 30, 1999               June 30, 1998
                          --------------------------  --------------------------

Net unrealized losses on
 securities available-for-sale:
  Net unrealized holding losses
    during the year                 $  (915)                      $  44
      Less reclassification
       adjustments for gains
       included in net income             -                          (8)
  Income tax expense                    311                         (12)
                                    -------                       -----
          Other comprehensive
           income, net of income
           taxes                    $  (604)                      $  24
                                    =======                       =====



Item 2. Management's Discussion and Analysis (000's omitted, except for share and per share information).

The following is management's discussion and analysis of the financial condition and results of operations of the Company as of and for the six months and three months ended June 30, 1999 and 1998. The discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.


Overview

The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995.

Total assets at June 30, 1999 were $122,595, up 17% from $105,186 at December 31, 1998. The principal components of the Company's assets at the end of the period were $32,152 in securities available-for-sale and $83,684 in gross loans. Total liabilities at June 30, 1999 were $113,734, up 18% from $96,029 at December 31, 1998 with the increase represented by a $8,150 growth in deposits, a $4,597 increase in federal funds purchased, and a new $5,000 Federal Home Bank of Atlanta advance during the second quarter.

Total shareholders' equity at June 30, 1999 was $8,861 consisting of $9,099 in net proceeds from the issuance of common stock, increased by accumulated retained earnings of $306 and decreased by $544 of unrealized losses on securities available-for-sale, net of related deferred tax liability. At December 31, 1998, total shareholders' equity was $9,157. Exclusive of unrealized gains(losses) on investment securities, shareholders' equity was $9,405 at June 30, 1999 and $8,987 at December 31, 1998.

The Company had net income of $414 for the six months ended June 30, 1999 compared with $260 recorded for the six months ended June 30, 1998, a 59% increase. Net income for the three months ended June 30, 1999 was $213, a 64% increase over the $130 recorded for the second quarter of 1998. The significant improvement in profitability in both the six and three month periods results from higher net interest income partially offset by increased noninterest expenses in virtually all categories.

Profitability as measured by the Company's return on average assets ("ROA") was
 .74% for the six months ended June 30, 1999 compared to .64% for the same period in 1998. ROA for the second quarter of 1999 was .73% versus .60% in the second quarter of 1998. Return on average equity ("ROE") was 9.07% for the six months ended June 30, 1999 compared to 6.26% for the same period in 1998. ROE for the second quarter of the year was 9.18% in 1999 and 6.16% in 1998. The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities.


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

Net interest income was $2,000 for the six months ended June 30, 1999 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income for the first half of 1999 increased 36% from $1,470 for the same period in 1998.
The net interest margin on a fully taxable equivalent ("FTE") basis was 3.94% for the first six months of 1999, an increase of 3 basis points from the 3.91% reported for the same period in 1998. The increase in the margin from year to year is attributable to lower yields on earning assets being more than offset by a lower cost of funds.

For the three months ended June 30, 1999 net interest income was $1,033 and the FTE net interest margin was 3.88%. Net interest income was $767 and the net interest margin was 3.86% for the second quarter of 1998.

Provision for Loan Losses. A provision for loan losses of $127 was provided during the six months ended June 30, 1999, a decrease of $1 or 1% over the same period in 1998, in recognition of management's estimate of inherent risks associated with lending activities. Due to the Bank's limited operating history, this estimate is primarily based on industry practices and consideration of local economic factors. The amount of the provision for loan losses is a charge against current earnings, and actual loan losses are charged against the allowance for loan losses. The allowance for loan losses was $833 as of June 30, 1999 and represented approximately 1.01% of net loans outstanding versus 1.00% of net loans at December 31, 1998 (see Note 4 to the Consolidated Financial Statements). Despite the $12,062 growth or 17% increase in gross loans from December 31, 1998 to June 30, 1999, the provision expense did not surpass the amount recorded for the six-month period ended June 30, 1998 due to the substantial 30% growth in loans between December 31, 1997 and June 30, 1998.


No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about the loan portfolio and other information available to them at the time of their examinations.

Noninterest Income. Noninterest income of $146 in the six months ended June 30, 1999 consisted of service charges and fees on accounts and other miscellaneous income, and represented an increase of $24 or 20% over the $122 reported for the same period one year earlier. For the three months ended June 30, 1999 noninterest income was $72, an increase of $18 or 33% over the $54 reported for the second quarter of 1998. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

Noninterest Expense. Noninterest expense for the first six months of 1999 was $1,458, an increase of $362 or 33% over the same period in 1998. The largest components of the increase were compensation expense as additional employees were hired due to growth, growth-related data processing expense, marketing expense due to the opening of our newest branch in Salem, office supplies due to the opening of the above-referenced branch, and increases in various other expense categories, partially offset by a decrease in loan closing costs incurred in a home equity line of credit promotion in 1998. Noninterest expense for the quarter ended June 30, 1999 was $763, an increase of $214 or 39% over the second quarter of 1998. Noninterest expenses are expected to increase in future years as a direct result of business growth and expansion.

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

The Company does not operate its own mainframe computer system and has not developed/supported software code for its information systems, so remediation efforts have focused on achieving compliance from outside servicers and vendors, and on internal testing of hardware and software systems. The Company's banking operations are highly dependent on one external service bureau for its data processing and on one vendor for loan/deposit platform software. The Company is monitoring the Year 2000 compliance status of both these third-party providers, and will validate their compliance through its own testing efforts. A comprehensive contingency plan has been developed for dealing with the most reasonably likely worst case scenario in the event of failure by the Company or its primary third-party providers to achieve Year 2000 compliance on a timely basis. The Company intends to continue contingency plan analysis and testing through December 31, 1999.

The Company also has taken steps to assess the potential impacts of Year 2000 issues on its major commercial borrowers. Should a commercial borrower fail to deal adequately with Year 2000's impact on its computer systems, its operations could be jeopardized and its ability to repay its loan threatened. All commercial borrowers in significant amounts have been sent questionnaires concerning their Year 2000 preparedness. Completed questionnaires have been evaluated to identify moderate and high-risk credits. Year 2000 risk factors are being incorporated into the overall risk ratings for all new and renewed commercial loans and, where appropriate, more stringent standards imposed in underwriting criteria, loan covenants and required collateral. As of June 30, the Company considers virtually all commercial borrowers to be low Year 2000 risk.

As part of its board-approved Year 2000 Action Plan, the Company established a budget for Year 2000 compliance. For the six months ended June 30, 1999 total expenditures were $36, with $8 expensed and $28 recorded as capital expenditures with useful lives of 3-5 years. Actual expenditures were $16 for the year ended December 31, 1998, recorded as a reduction to net income. Total expenditures, primarily for testing, software upgrades and consultants, are not expected to exceed $100. The costs of Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company currently believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results may differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant IT systems and imbedded technology, and similar uncertainties.

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

Income Taxes. To reflect the Company's anticipated federal income tax liability, an expense of $147 and $108 at an effective tax rate of 26% and 29% was recognized in the six months ended June 30, 1999 and June 30, 1998, respectively. The provision for income taxes was $75 and $45 for the second quarter of 1999 and 1998, respectively. The second quarter expense for 1999 and 1998 equated to an effective tax rate of 26%.


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

The Company's asset liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities/prepayments and loan repayments. The Company's ratio of liquid assets to deposits and short-term borrowings was 35% at June 30, 1999 and 35% at December 31, 1998. The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. The Company had Federal funds sold of $0 and $1,699 at June 30, 1999 and December 31, 1998, respectively.

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

In addition to asset liquidity, the Company would have liquidity available to it through increasing certain categories of liabilities. It could purchase overnight federal funds, borrow from correspondent banks, sell securities under a repurchase agreement or obtain advances from the Federal Home Loan Bank. As of June 30, 1999, the Bank is in the process of establishing a credit line through the discount window of the Federal Reserve Bank of Richmond as an additional source of cash flow. As a result of the Company's management of liquid assets and the ability to generate liquidity through alternative funding sources, management believes the Company maintains overall liquidity sufficient to meet its depositors' requirements and satisfy its customers' credit needs.


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

Investment securities at June 30, 1999 were $32,152, an increase of $6,034 or 23% from their level of $26,118 on December 31, 1998. The increase was attributable to investment of funds available from deposit growth and the purchase of investment securities with the proceeds of an additional $5,000 advance from the Federal Home Loan Bank of Atlanta during the second quarter.

For more information on the investment portfolio, see Note 3 to the Consolidated Financial Statements.

Loan Portfolio

The Company's total loans were $83,684 at June 30, 1999, an increase of $12,062 or 17% from the $71,622 reported at December 31, 1998. The Company's ratio of net loans to total deposits stood at 84% at June 30, 1999 and 79% at December 31, 1998. Management seeks to maintain the ratio of loans to deposits in a range of 70% to 85%.

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

Commercial Loans. Commercial and industrial loans accounted for 26% of the loan portfolio as of June 30, 1999 and stood at $21,419 versus $17,794 six months earlier. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The creditworthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

Commercial Real Estate Loans. Commercial real estate construction and commercial real estate mortgages represent interim and permanent financing of commercial properties that are secured by real estate, and were 35% of total loans at June 30, 1999. Outstanding loans in this category equaled $29,523 and $22,040 at June 30, 1999 and December 31, 1998, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties. These borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

Residential Real Estate Loans. Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $19,346 in loans (23% of total loans) at June 30, 1999 and $19,140 in such loans at December 31, 1998. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years and offers a bi-weekly payment option to encourage faster repayment. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

Loans to Individuals. Loans to individuals include installment loans and home equity lines of credit/loans secured by junior liens on residential real estate. The loan proceeds typically are used to purchase vehicles, finance home remodeling or higher education, or for other consumer purposes. Loans to individuals totaled $13,396 (16% of total loans) at June 30, 1999 compared to $12,648 at December 31, 1998.

Nonperforming Assets. A loan will be placed on nonaccrual status when collection of all principal or interest is deemed unlikely. A loan will automatically be placed on nonaccrual status when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of being collected. In this case, the loan will continue to accrue interest in despite its past due status. Once a month the Officers' Loan Committee will review all loans on the bank's watch list to verify if any of the loans should be placed on nonaccrual status.

The Company had nonaccrual loans of $225 and $0 at June 30, 1999 and December 31, 1998, respectively. If the nonaccrual loans had performed in accordance with their original terms, additional interest income in the amount of $8 would have been recorded for the six months ended June 30, 1999.


Deposits

As of June 30, 1999 total deposits were $98,176, an increase of $8,150 or 9% from their level of $90,026 at December 31, 1998. The increase is largely attributable to the opening on April 12, 1999 of the Bank's new Salem office, partially offset by declines in certain transaction account and time deposit categories.

At June 30, 1999 noninterest-bearing demand deposits were $12,832 or 13% of total deposits. On December 31, 1998 noninterest bearing demand deposits were $10,437 or 12% of total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) were $44,464 or 45% of total deposits at June 30, 1999, compared with $44,056 or 49% of total deposits at December 31, 1998. Total interest bearing deposits stood at $85,344 at June 30, 1999, an increase of $5,755 or 7% over their level of $79,589 at December 31, 1998.

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

Capital Resources

The Company's financial position at June 30, 1999 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. Capital ratios are in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

Total shareholders' equity was $8,861 at June 30, 1999 compared with $9,157 at December 31, 1998, a decrease of $296 or 3%. The decrease is attributable to a $714 decrease in accumulated other comprehensive income offset by net income for the first six months of $414 and $4 from the issuance of common stock pursuant to the exercise of stock options. Exclusive of unrealized gains(losses) on investment securities, shareholders' equity was $9,405 at June 30, 1999 and $8,987 at December 31, 1998.

For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:


     Ratio          6/30/99        12/31/98       6/30/98        Minimum
     -----          -------        --------       -------        -------
     Tier 1          10.1%          11.3%          12.7%           4%

     Total           11.0%          12.2%          13.6%           8%

     Leverage         8.0%           8.7%           9.7%           4%



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


PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its 1999 Annual Meeting of Shareholders on April 29, 1999, at which meeting five Class B directors were re-elected to new three year terms. The following table indicates the total votes in favor of, and withheld from voting on, the re-election of each nominee, and provides certain information with respect to those directors not standing for re-election whose term of office continued past the 1999 Annual Meeting of Shareholders:


                                   Term of        Affirmative       Votes
        Director Name              Office           Votes          Withheld
        -------------              -------        -----------      --------
        Class A Directors

        Eddie F. Hearp           1998-2001
        Anna L. Lawson           1998-2001
        John W. Starr, M.D.      1998-2001
        Michael E. Warner        1998-2001

        Class B Directors

        Abney S. Boxley, III     1999-2002           771,660            800
        W. Jackson Burrows       1999-2002           771,560            900
        William D. Elliot        1999-2002           770,905          1,555
        Barbara B. Lemon         1999-2002           771,560            900
        Ward W. Stevens, M.D.    1999-2002           771,660            800

        Class C Directors

        Ellis L. Gutshall        1997-2000
        Mason Haynesworth        1998-2000
        A. Wayne Lewis           1997-2000
        George W. Logan          1997-2000
        Maury L. Strauss         1997-2000


Item 5.  Other Information.

None.


Item 6.  Exhibits and Reports on Form 8-K.

(a) The Company filed the following exhibits for the quarter ended June 30, 1999:

     27.  Financial Data Schedule

(b) The Company filed one report on Form 8-K during the quarter ended June 30, 1999. The report, dated April 29, 1999, reported the Company's engagement of new external auditors for the year ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VALLEY FINANCIAL CORPORATION



August 13, 1999                          /s/ Ellis L. Gutshall
---------------                         ----------------------
Date                                    Ellis L. Gutshall, President
                                        and Chief Executive Officer


August 13, 1999                          /s/ A. Wayne Lewis
---------------                         -------------------
Date                                    A. Wayne Lewis, Executive
                                        Vice President and Chief
                                        Financial Officer

                                   Exhibit 27
                            Financial Data Schedule


[ARTICLE]                                                       9
[MULTIPLIER]                                                1,000
[CIK]                                                  0000921590
[NAME]                                  VALLEY FINANCIAL CORP/VA/
[FISCAL-YEAR-END]                                     DEC-31-1999
[PERIOD-START]                                        JAN-01-1999
[PERIOD-END]                                          JUN-30-1999
[PERIOD-TYPE]                                               6-MOS
[CASH]                                                      3,243
[INT-BEARING-DEPOSITS]                                         82
[FED-FUNDS-SOLD]                                                0
[TRADING-ASSETS]                                                0
[INVESTMENTS-HELD-FOR-SALE]                                32,152
[INVESTMENTS-CARRYING]                                          0
[INVESTMENTS-MARKET]                                            0
[LOANS]                                                    83,684
[ALLOWANCE]                                                   833
[TOTAL-ASSETS]                                            122,595
[DEPOSITS]                                                 98,176
[SHORT-TERM]                                                4,597
[LIABILITIES-OTHER]                                           961
[LONG-TERM]                                                10,000
[COMMON]                                                    9,099

[PREFERRED-MANDATORY]                                           0
[PREFERRED]                                                     0
[OTHER-SE]                                                  (238)
[TOTAL-LIABILITIES-AND-EQUITY]                            122,595
[INTEREST-LOAN]                                             3,192
[INTEREST-INVEST]                                             796
[INTEREST-OTHER]                                               34
[INTEREST-TOTAL]                                            4,022
[INTEREST-DEPOSIT]                                          1,848
[INTEREST-EXPENSE]                                          2,022
[INTEREST-INCOME-NET]                                       2,000
[LOAN-LOSSES]                                                 127
<SECURITIES-GAIN>                                               0
[EXPENSE-OTHER]                                             1,458
[INCOME-PRETAX]                                               561
[INCOME-PRE-EXTRAORDINARY]                                    561
[EXTRAORDINARY]                                                 0
[CHANGES]                                                       0
[NET-INCOME]                                                  414
[EPS-BASIC]                                                0.43
[EPS-DILUTED]                                                0.42
[YIELD-ACTUAL]                                               3.94
[LOANS-NON]                                                   225
[LOANS-PAST]                                                    0
[LOANS-TROUBLED]                                                0

[LOANS-PROBLEM]                                                 0
[ALLOWANCE-OPEN]                                              708
[CHARGE-OFFS]                                                   2
[RECOVERIES]                                                    0
[ALLOWANCE-CLOSE]                                             833
[ALLOWANCE-DOMESTIC]                                          833
[ALLOWANCE-FOREIGN]                                             0
[ALLOWANCE-UNALLOCATED]                                       823