Form 10QSB
period 1999-09-30
VALLEY FINANCIAL CORP /VA/
filed 1999-11-12
CIK 921590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                 (540) 342-2265
                (Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---   ---

At October 31, 1999, 964,990 shares of the issuer's common stock, no par value, were outstanding.

Transitional small business disclosure format:  Yes      No  x  .
                                                   ---      ---

                          VALLEY FINANCIAL CORPORATION
                                   FORM 10-QSB
                               SEPTEMBER 30, 1999

                                      INDEX


Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           Consolidated Balance Sheets                    3
                           Consolidated Statements of Income              4
                           Consolidated Statements of Cash Flows          6
                           Notes to Consolidated Financial Statements     7

         Item 2.  Management's Discussion and Analysis                   10


Part II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders    20

         Item 5.  Other Information                                      20

         Item 6.  Exhibits and Reports on Form 8-K                       20


SIGNATURES                                                               21

         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          VALLEY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                SEPTEMBER 30       DECEMBER 31
                                                                    1999              1998
                                                                ------------       ------------
ASSETS
         Cash and due from banks                                $    2,901          $   3,462
         Money market investments:
                  Federal funds sold                                 3,703              1,699
                  Interest-bearing deposits in other banks             108                 44
                                                                ----------          ---------
                           Total money market investments            3,811              1,743

         Securities available for sale                              32,785             26,118
         Loans:
                  Commercial loans                                  22,049             17,794
                  Commercial real estate loans                      31,505             22,040
                  Residential real estate loans                     19,124             19,140
                  Loans to individuals                              12,921             12,648
                                                               -----------         ----------
                           Total loans                              85,599             71,622
         Less unearned income                                          (33)               (39)
         Less allowance for loan losses                               (856)              (708)
                                                               -----------         ----------
                           Total net loans                          84,710             70,875
         Premises and equipment                                      2,566              1,830
         Accrued interest receivable                                   919                804
         Other assets                                                  764                354
                                                               -----------         ----------
                           Total assets                           $128,456          $ 105,186
                                                               ===========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
         Deposits:
                  Non-interest bearing demand deposits           $  14,869         $   10,437
                  Interest bearing demand deposits                   7,235              7,687
                  Money market deposits                             22,820             24,826
                  Other savings deposits                             1,498              1,106
                  Certificates of deposits >100,000                 11,865              8,048
                  Other time deposits                               49,872             37,922
                                                              ------------         ----------
                           Total deposits                          108,159             90,026
                                                              ------------         ----------

Short-term borrowings                                                    -                  -
Accrued interest payable                                               755                679
Other liabilities                                                      393                324
Federal Home Loan Bank advances                                     10,000              5,000
                                                              ------------         ----------
                           Total liabilities                       119,307             96,029
                                                              ------------         ----------

Commitments and other contingencies

Preferred stock, no par value. Authorized 10,000,000
         shares; none issued and outstanding.
Common stock, no par value.  Authorized 10,000,000
         Shares; issued and outstanding 964,990 at
         September 30, 1999 and 964,590 at December
         31,1998                                                     9,099             9,095
Accumulated retained earnings (deficit)                                626              (108)
Accumulated other comprehensive income                                (576)              170
                                                               -----------         ---------
                           Total shareholders' equity                9,149             9,157
                                                               -----------         ---------

                           Total liabilities and shareholders'
                              equity                              $128,456        $  105,186
                                                               ===========        ==========

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               FOR THE PERIOD           FOR THE PERIOD
                                                              JANUARY 1, 1999           JANUARY 1, 1998
                                                                 THROUGH                    THROUGH
                                                             SEPTEMBER 30, 1999        SEPTEMBER 30, 1998
                                                             ------------------        ------------------
INTEREST INCOME:
         Interest and fees on loans                              $   4,965                 $  3,580
         Interest on money market investments                           78                      116
         Interest on securities - taxable                            1,051                    1,090
         Interest on securities - nontaxable                           238                      112
                                                                 ---------                ---------
                  Total interest income                              6,332                    4,898
                                                                 ---------                ---------

INTEREST EXPENSE:
         Interest on certificates of deposit > 100,000                 389                      302
         Interest on other deposits                                  2,504                    2,072
         Interest on Federal Home Loan Bank advances                   284                      145
         Interest on borrowed funds                                     22                       40
                                                                 ---------               ----------
                  Total interest expense                             3,199                    2,559
                                                                 ---------               ----------

                  Net interest income                                3,133                    2,339

PROVISION FOR LOAN LOSSES                                              161                      194
                                                                 ---------               ----------

         Net interest income after provision for loan losses         2,972                    2,145
                                                                 ---------               ----------
NONINTEREST INCOME:
         Service charges on deposit accounts                           159                      118
         Other fee income                                               88                       58
         Securities gains (losses)                                       -                       10
                                                                 ---------               ----------
                  Total noninterest income                             247                      186
                                                                 ---------               ----------

NONINTEREST  EXPENSE:
         Compensation expense                                        1,191                      877
         Occupancy and equipment expense, net                          287                      224
         Data processing expense                                       127                       83
         Marketing and advertising expense                              98                       60
         Office supplies expense                                        63                       43
         Other expense                                                 449                      369
                                                                ----------              -----------
                  Total noninterest expense                          2,215                    1,656
                                                                ----------              -----------

NET INCOME BEFORE TAXES                                              1,004                      675

Provision for income taxes                                             270                      195
                                                                ----------              -----------

NET INCOME                                                      $      734               $      480
                                                                ==========              ===========
BASIC EARNINGS PER SHARE                                        $      .76               $      .50
                                                                ==========              ===========
DILUTED EARNINGS PER SHARE                                      $      .74               $      .49
                                                                ==========              ===========

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE PERIOD             FOR THE PERIOD
                                                               JULY 1, 1999              JULY 1, 1998
                                                                 THROUGH                   THROUGH
                                                            SEPTEMBER 30, 1999          SEPTEMBER 30, 1998
                                                            ------------------          ------------------
INTEREST INCOME:
         Interest and fees on loans                            $   1,773                    $   1,341
         Interest on money market investments                         44                           76
         Interest on securities - taxable                            408                          382
         Interest on securities - nontaxable                          85                           57
                                                               ---------                    ---------
                     Total interest income                         2,310                        1,856
                                                               ---------                    ---------
INTEREST EXPENSE:
         Interest on certificates of deposit > 100,000               146                          112
         Interest on other deposits                                  899                          799
         Interest on Federal Home Loan Bank advances                 127                           64
         Interest on borrowed funds                                    5                           12
                                                              ----------                    ---------
                  Total interest expense                           1,177                          987
                                                              ----------                    ---------
                  Net interest income                              1,133                          869

PROVISION FOR LOAN LOSSES                                             34                           66
                                                              ----------                    ---------
         Net interest income after provision for
             loan losses                                           1,099                          803
                                                              ----------                    ---------
NONINTEREST INCOME:
         Service charges on deposit accounts                          58                           45
         Other fee income                                             43                           19
         Securities gains (losses)                                     -                            -
                                                              ----------                   ----------
                   Total noninterest income                          101                           64
                                                              ----------                   ----------
NONINTEREST EXPENSE:
         Compensation expense                                        410                          298
         Occupancy and equipment expense, net                        108                           77
         Data processing expense                                      46                           28
         Marketing and advertising expense                            25                           23
         Office supplies expense                                      11                           13
         Other expense                                               157                          121
                                                             -----------                  -----------
                    Total noninterest expense                        757                          560
                                                             -----------                  -----------

NET INCOME BEFORE TAXES                                              443                          307

Provision for income taxes                                           123                           87
                                                             -----------                  -----------
NET INCOME                                                    $      320                    $     220
                                                             ===========                  ===========
BASIC EARNINGS PER SHARE                                      $      .33                    $     .23
                                                             ===========                  ===========
DILUTED EARNINGS PER SHARE                                    $      .32                    $     .22
                                                             ===========                  ===========

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               FOR THE PERIOD             FOR THE PERIOD
                                                               JANUARY 1, 1999            JANUARY 1, 1998
                                                                  THROUGH                     THROUGH
                                                              SEPTEMBER 30, 1999         SEPTEMBER 30, 1998
                                                              ------------------         ------------------
Cash Flows From Operating Activities:
         Net income                                               $     734                  $      480
         Adjustments to reconcile net income to net
         cash provided by operating activities:
                  Provision for loan losses                              161                        194
                  Depreciation and amortization of bank
                    premises and equipment                               150                         78
                  Amortization of organizational expenses                 14                         44
                  Deferred income taxes                                  (24)                         -
                  Gain on sale of securities                               -                        (10)
                  Amortization (accretion) of premiums and
                    discounts                                             31                         (9)
                  Increase (decrease) in unearned fees                    (6)                         3
                  Increase in accrued interest receivable               (115)                       (48)
                  (Increase) decrease in other assets                    (15)                       143
                  Increase in accrued interest payable                    76                         98
                  Increase (decrease) in other liabilities                69                        (40)
                                                                  ----------                 ----------
Net cash provided by operating activities                              1,075                        933
                                                                  ----------                 ----------

Cash Flows From Investing Activities:
         (Increase) decrease in money market investments              (2,068)                     1,452
         Purchases of premises and equipment                            (886)                      (398)
         Purchases of securities available-for-sale                  (15,359)                   (29,603)
         Proceeds from sales, calls, and maturities of
           securities available-for-sale                               7,530                     23,099
         Increase in loans                                           (13,990)                   (19,821)
                                                                  ----------                -----------
Net cash used in investing activities                                (24,773)                   (25,271)
                                                                  ----------                -----------
Cash Flows From Financing Activities:
         Increase in time deposits greater than $100,000               3,817                      1,418
         Increase in other time deposits                              11,950                      6,646
         Increase in other deposits                                    2,366                      8,297
         Increase in short-term borrowings                                 -                      2,891
         Proceeds from Federal Home Loan Bank advances                 5,000                      5,000
         Proceeds from the issuance of common stock                        4                          2
                                                                  ----------               ------------
Net cash provided by financing activities                             23,137                     24,254
                                                                  ----------               ------------

Net Decrease in Cash and Due From Banks                               (561)                        (84)

Cash and Due From Banks at Beginning of Period                         3,462                      3,324
                                                                  ----------               ------------

Cash and Due From Banks at End of Period                         $     2,901               $      3,240
                                                                  ==========               ============

Supplemental disclosure of cash flow information:
         Cash paid during the period for interest                $     3,123               $      2,461
                                                                  ==========               ============
         Cash paid during the period for taxes                   $       213               $          2
                                                                  ==========               ============

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION

                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)

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

(3)      Securities

         The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at September 30, 1999 are shown in the table below. The entire investment portfolio is classified as available-for-sale in order to provide maximum liquidity for funding needs. As of September 30, 1999, investments with amortized costs and fair values of $4,783 and $4,637, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.


============================================================================================
                                        Carrying   Unrealized   Unrealized   Approximate
Securities available for sale:           Values      Gains        Losses     Fair Values
                                      ---------------------------------------------------
U.S. Treasury                               $199        $0           $0          $199

U.S. Government agencies                  22,183         0         (598)       21,585

Mortgage-backed securities                 2,888         5          (18)        2,875

States and political subdivisions          7,291         1         (256)        7,036

Corporate debt securities                    100         1            0           101

Equity securities                            997         0           (8)          989
                                             ---     -----       ------        ------

  Total securities available for sale    $33,658        $7        ($880)      $32,785
                                         =======     =====       ======        ======
============================================================================================

(4)      Allowance for Loan Losses

         Changes in the allowance for loan losses are as follows:

                                                  1999             1998
                                                  ----             ----

         Balance at January 1                     $708             $459

         Provision for loan losses                 161
                                                                    194

         Recoveries                                  0                0

         Charged off loans                         (13)               0
                                                  ----             ----

         Balance at September 30                  $856             $653
                                                  ====             ====

(5)      Earnings Per Share

         Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following table summarizes the shares utilized in the computations:

                                          Weighted Average Shares Outstanding
                                          -----------------------------------

         Three months ending September 30:        Basic          Diluted
                                                  -----          -------

                      1999                      964,990        1,000,079
                                                =======        =========

                      1998                      964,139          988,644
                                                =======          =======

         Nine months ending September 30:

                      1999                      964,949          994,873
                                                =======          =======

                      1998                      964,074          982,477
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

          The adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company has net unrealized gains (losses) on available-for-sale securities, an item of other comprehensive income. For the nine months ended September 30, 1999 and 1998, total comprehensive income was $(12) and $725, respectively. For the three months ended September 30, 1999 and 1998, total comprehensive income was $288 and $507, respectively.

         The information that follows discloses the reclassification adjustments and the income taxes related to securities available-for-sale that are included in other comprehensive income, net of income taxes for the nine and three month periods ended September 30, 1999 and 1998.


                                                          For the Nine Months Ended       For the Nine Months Ended
                                                             September 30, 1999              September 30, 1998
                                                          -------------------------       -------------------------
Net unrealized losses on securities available-for-sale:
  Net unrealized holding losses during the year                $    (1,130)                      $      388
    Less reclassification adjustments for gains included
      in net income                                                      -                              (17)
  Income tax expense                                                   384                             (126)
                                                               -----------                       ----------
        Other comprehensive income, net of income taxes        $      (746)                      $      245
                                                               ===========                       ==========


                                                        For the Three Months Ended         For the Three Months Ended
                                                           September 30, 1999                 September 30, 1998
                                                        --------------------------         --------------------------
Net unrealized losses on securities available-for-sale:
  Net unrealized holding losses during the year                $       (48)                      $      435
    Less reclassification adjustments for gains included
      in net income                                                      -                                -
  Income tax expense                                                    16                             (148)
                                                               -----------                       ----------
        Other comprehensive income, net of income taxes        $       (32)                      $      287
                                                               ===========                       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS (000'S OMITTED, EXCEPT FOR SHARE AND PER SHARE INFORMATION).

The following is management's discussion and analysis of the financial condition and results of operations of the Company as of and for the nine months and three months ended September 30, 1999 and 1998. The discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

OVERVIEW

The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995.

Total assets at September 30, 1999 were $128,456, up 22% from $105,186 at December 31, 1998. The principal components of the Company's assets at the end of the period were $32,785 in securities available-for-sale and $85,599 in gross loans. Total liabilities at September 30, 1999 were $119,307, up 24% from $96,029 at December 31, 1998 with the increase represented by a $18,133 growth in deposits and a $5,000 Federal Home Bank of Atlanta advance during the second quarter.

Total shareholders' equity at September 30, 1999 was $9,149 consisting of $9,099 in net proceeds from the issuance of common stock, increased by accumulated retained earnings of $626 and decreased by $576 of unrealized losses on securities available-for-sale, net of related deferred tax liability. At December 31, 1998, total shareholders' equity was $9,157. Exclusive of unrealized gains(losses) on investment securities, shareholders' equity was $9,725 at September 30, 1999 and $8,987 at December 31, 1998.

The Company had net income of $734 for the nine months ended September 30, 1999 compared with $480 recorded for the nine months ended September 30, 1998, a 53% increase. Net income for the three months ended September 30, 1999 was $320, a 45% increase over the $220 recorded for the third quarter of 1998. The significant improvement in profitability in both the nine and three month periods results from higher net interest income partially offset by increased noninterest expenses in virtually all categories.

Profitability as measured by the Company's return on average assets ("ROA") was
 .84% for the nine months ended September 30, 1999 compared to .73% for the same period in 1998. ROA for the third quarter of 1999 was 1.00% versus .85% in the third quarter of 1998. Return on average equity ("ROE") was 10.50% for the nine months ended September 30, 1999 compared to 7.62% for the same period in 1998. ROE for the third quarter of the year was 13.21% in 1999 and 11.54% in 1998. The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities.


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

Net interest income was $3,133 for the nine months ended September 30, 1999 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income for the first nine months of 1999 increased 34% from $2,339 for the same period in 1998. The net interest margin on a fully taxable equivalent ("FTE") basis was 3.92% for the first nine months of 1999, an increase of 8 basis points from the 3.84% reported for the same period in 1998. The increase in the margin from year to year is attributable to lower yields on earning assets being more than offset by a lower cost of funds.

For the three months ended September 30, 1999 net interest income was $1,133 and the FTE net interest margin was 3.89%. Net interest income was $869 and the net interest margin was 3.73% for the third quarter of 1998.

PROVISION FOR LOAN LOSSES. A provision for loan losses of $161 was provided during the nine months ended September 30, 1999, a decrease of $33 or 17% over the same period in 1998, in recognition of management's estimate of inherent risks associated with lending activities. Due to the Bank's limited operating history, this estimate is primarily based on industry practices and consideration of local economic factors. The amount of the provision for loan losses is a charge against current earnings, and actual loan losses are charged against the allowance for loan losses. The allowance for loan losses was $856 as of September 30, 1999 and represented approximately 1.01% of net loans outstanding versus 1.00% of net loans at December 31, 1998 (see Note 4 to the Consolidated Financial Statements). Despite the $13,977 growth or 20% increase in gross loans from December 31, 1998 to September 30, 1999, the provision expense did not surpass the amount recorded for the nine-month period ended September 30, 1998 due to the substantial 42% growth in loans between December 31, 1997 and September 30, 1998.

No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about the loan portfolio and other information available to them at the time of their examinations.

NONINTEREST INCOME. Noninterest income of $247 in the nine months ended September 30, 1999 consisted of service charges and fees on accounts and other miscellaneous income, and represented an increase of $61 or 33% over the $186 reported for the same period one year earlier. For the three months ended September 30, 1999 noninterest income was $101, an increase of $37 or 58% over the $64 reported for the third quarter of 1998. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

NONINTEREST EXPENSE. Noninterest expense for the first nine months of 1999 was $2,215, an increase of $559 or 34% over the same period in 1998. The largest components of the increase were compensation expense as additional employees were hired due to growth, growth-related data processing expense, marketing expense due to the opening of our newest branch in Salem, office supplies due to the opening of the above-referenced branch, and increases in various other expense categories, partially offset by a decrease in loan closing costs incurred in a home equity line of credit promotion in 1998. Noninterest expense for the quarter ended September 30, 1999 was $757, an increase of $197 or 35% over the third quarter of 1998. Noninterest expenses are expected to increase in future years as a direct result of business growth and expansion.

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

The Company also has taken steps to assess the potential impacts of Year 2000 issues on its major commercial borrowers. Should a commercial borrower fail to deal adequately with Year 2000's impact on its computer systems, its operations could be jeopardized and its ability to repay its loan threatened. All commercial borrowers in significant amounts have been sent questionnaires concerning their Year 2000 preparedness. Completed questionnaires have been evaluated to identify moderate and high-risk credits. Year 2000 risk factors are being incorporated into the overall risk ratings for all new and renewed commercial loans and, where appropriate, more stringent standards imposed in underwriting criteria, loan covenants and required collateral. As of September 30, the Company considers virtually all commercial borrowers to be low Year 2000 risk.

As part of its board-approved Year 2000 Action Plan, the Company established a budget for Year 2000 compliance. For the nine months ended September 30, 1999 total expenditures were $46, with $9 expensed and $37 recorded as capital expenditures with useful lives of 3-5 years. Actual expenditures were $16 for the year ended December 31, 1998, recorded as a reduction to net income. Total expenditures, primarily for testing, software upgrades and consultants, are not expected to exceed $100. The costs of Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company currently believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results may differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant IT systems and imbedded technology, and similar uncertainties.

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

INCOME TAXES. To reflect the Company's anticipated federal income tax liability, an expense of $270 and $195 at an effective tax rate of 27% and 29% was recognized in the nine months ended September 30, 1999 and September 30, 1998, respectively. The provision for income taxes was $123 and $87 for the third quarter of 1999 and 1998, respectively. The third quarter expense for 1999 and 1998 equated to an effective tax rate of 28%.

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

The Company's asset liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities/prepayments and loan repayments. The Company's ratio of liquid assets to deposits and short-term borrowings was 37% at September 30, 1999 and 35% at December 31, 1998. The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. The Company had Federal funds sold of $3,703 and $1,699 at September 30, 1999 and December 31, 1998, respectively.

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

In addition to asset liquidity, the Company would have liquidity available to it through increasing certain categories of liabilities. It could purchase overnight federal funds, borrow from correspondent banks, sell securities under a repurchase agreement or obtain advances from the Federal Home Loan Bank. As of September 30, 1999, the Bank is in the process of establishing a credit line through the discount window of the Federal Reserve Bank of Richmond as an additional source of cash flow. As a result of the Company's management of liquid assets and the ability to generate liquidity through alternative funding sources, management believes the Company maintains overall liquidity sufficient to meet its depositors' requirements and satisfy its customers' credit needs.

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

INVESTMENT PORTFOLIO

The Company's investment portfolio is used both for investment income and liquidity purposes. Funds not used for capital expenditures or lending activities are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate bonds and equity securities. Obligations of the U.S. Government and its agencies include treasury notes, callable or noncallable agency bonds, as well as Small Business Administration pools. Mortgage-backed securities include pools issued by government agencies. Municipal bonds include tax-exempt general obligation and revenue issues. Corporate bonds are investment grade issue. Equity securities include shares of the Federal Reserve Bank of Richmond, Federal Home Loan Bank of Atlanta, Community Bankers Bank and corporate preferred stocks. The Company does not invest in derivatives or other types of high-risk securities. The entire investment portfolio is classified as available-for-sale in order to provide maximum liquidity for funding needs.

Investment securities at September 30, 1999 were $32,785, an increase of $6,667 or 26% from their level of $26,118 on December 31, 1998. The increase was attributable to investment of funds available from deposit growth and the purchase of investment securities with the proceeds of an additional $5,000 advance from the Federal Home Loan Bank of Atlanta during the second quarter. For more information on the investment portfolio, see Note 3 to the Consolidated Financial Statements.

LOAN PORTFOLIO

The Company's total loans were $85,599 at September 30, 1999, an increase of $13,977 or 20% from the $71,622 reported at December 31, 1998. The Company's ratio of net loans to total deposits stood at 78% at September 30, 1999 and 79% at December 31, 1998. Management seeks to maintain the ratio of loans to deposits in a range of 70% to 85%.

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

COMMERCIAL LOANS. Commercial and industrial loans accounted for 26% of the loan portfolio as of September 30, 1999 and stood at $22,049 versus $17,794 nine months earlier. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The creditworthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

COMMERCIAL REAL ESTATE LOANS. Commercial real estate construction and commercial real estate mortgages represent interim and permanent financing of commercial properties that are secured by real estate, and were 37% of total loans at September 30, 1999. Outstanding loans in this category equaled $31,505 and $22,040 at September 30, 1999 and December 31, 1998, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties. These borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

RESIDENTIAL REAL ESTATE LOANS. Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $19,124 in loans (22% of total loans) at September 30, 1999 and $19,140 in such loans at December 31, 1998. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years and offers a bi-weekly payment option to encourage faster repayment. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

LOANS TO INDIVIDUALS. Loans to individuals include installment loans and home equity lines of credit/loans secured by junior liens on residential real estate. The loan proceeds typically are used to purchase vehicles, finance home remodeling or higher education, or for other consumer purposes. Loans to individuals totaled $12,921 (15% of total loans) at September 30, 1999 compared to $12,648 at December 31, 1998.

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

The Company had nonaccrual loans of $88 and $0 at September 30, 1999 and December 31, 1998, respectively. If the nonaccrual loans had performed in accordance with their original terms, additional interest income in the amount of $2 would have been recorded for the nine months ended September 30, 1999.

DEPOSITS

As of September 30, 1999 total deposits were $108,159, an increase of $18,133 or 20% from their level of $90,026 at December 31, 1998. The increase is largely attributable to the opening on April 12, 1999 of the Bank's new Salem office and a successful thirteen-month time deposit campaign.

At September 30, 1999 noninterest-bearing demand deposits were $14,869 or 14% of total deposits. On December 31, 1998 noninterest bearing demand deposits were $10,437 or 12% of total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) were $46,422 or 43% of total deposits at September 30, 1999, compared with $44,056 or 49% of total deposits at December 31, 1998. Total interest bearing deposits stood at $93,290 at September 30, 1999, an increase of $13,701 or 17% over their level of $79,589 at December 31, 1998.

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

CAPITAL RESOURCES

The Company's financial position at September 30, 1999 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. Capital ratios are in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

Total shareholders' equity was $9,149 at September 30, 1999 compared with $9,157 at December 31, 1998, a decrease of $8 or 0%. The decrease is attributable to a $746 decrease in accumulated other comprehensive income offset by net income for the first nine months of $734 and $4 from the issuance of common stock pursuant to the exercise of stock options. Exclusive of unrealized gains (losses) on investment securities, shareholders' equity was $9,725 at September 30, 1999 and $8,987 at December 31, 1998.

For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:

------------------------------------------------------------------------
Ratio         9/30/99      12/31/98     9/30/98         Minimum
-------       -------      --------     --------        -------
------------------------------------------------------------------------
Tier 1         10.1%        11.3%        11.8%            4%
------------------------------------------------------------------------
Total          11.0%        12.2%        12.7%            8%
------------------------------------------------------------------------
Leverage        7.6%         8.7%         8.6%            4%
------------------------------------------------------------------------

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

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Company filed the following exhibits for the quarter ended September 30, 1999:

         27.  Financial Data Schedule

(b) The Company filed one report on Form 8-K during the quarter ended September 30, 1999. The report, dated July 29, 1999, reported the Company's consolidated financial results for the quarter ended June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       VALLEY FINANCIAL CORPORATION



November 12, 1999                          /s/ Ellis L. Gutshall
-----------------                         -----------------------------
Date                                           Ellis L. Gutshall, President
                                               and Chief Executive Officer



November 12, 1999                          /s/ A. Wayne Lewis
-----------------                         -----------------------------
Date                                           A. Wayne Lewis, Executive
                                               Vice President and Chief
                                               Financial Officer