Form 10KSB
period 1999-12-31
VALLEY FINANCIAL CORP /VA/
filed 2000-03-30
CIK 921590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $9,113,000.

The aggregate market value of the voting stock held by non-affiliates of the Company (669,751 shares) based on the $19.00 per share last trade price quoted by the OTC Bulletin Board on March 15, 1999, was $12,725,269. At March 15, 2000, 1,013,207 shares of the registrant's common stock were issued and outstanding.

                      Documents incorporated by reference:

The issuer"s Proxy Statement dated March 22, 2000 is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11 and 12.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                          VALLEY FINANCIAL CORPORATION
                                   FORM 10-KSB
                                DECEMBER 31, 1999

                                      INDEX


PART   I.
         Item 1.       Description of Business.                                3
         Item 2.       Description of Property.                               11
         Item 3.       Legal Proceedings.                                     12
         Item 4.       Submission of Matters to a Vote of Security Holders.   12

PART  II.
         Item 5.       Market for Common Equity and Related                   12
                       Stockholder Matters.
         Item 6.       Management's Discussion and Analysis or Plan           13
                       of Operation.
         Item 7.       Financial Statements.                                  27
         Item 8.       Changes in and Disagreements With Accountants on       55
                       Accounting and Financial Disclosure.

PART  III.
         Item 9. Directors, Executive Officers, Promoters and Control 55 Persons; Compliance with Section 16(a) of the
                       Exchange Act.
         Item 10.      Executive Compensation.                                55
         Item 11. Security Ownership of Certain Beneficial Owners and 55 Management.
         Item 12.      Certain Relationships and Related Transactions.        56
         Item 13.      Exhibits and Reports on Form 8-K.                      56


SIGNATURES                                                                    58

EXHIBIT INDEX                                                                 60

                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

Valley Financial Corporation (the "Company") was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of Valley Bank (the "Bank"). The Bank opened for business on May 15, 1995 at its main office in the City of Roanoke, opened its second office on September 11, 1995 in the County of Roanoke, its third office on January 15, 1997 in the City of Roanoke, and its fourth office in the City of Salem on April 5, 1999.

As of December 31, 1999, the Bank was a national banking association organized under the laws of the United States, and engages in the business of commercial banking. Effective March 1, 2000 the Bank began operating under a state charter issued by the Commonwealth of Virginia. Its deposits are insured by the FDIC and it is a member of the Federal Reserve System. The Company presently engages in no business other than owning and managing the Bank.

LOCATION AND SERVICE AREA

The Bank's primary service area consists of the cities of Roanoke and Salem and Roanoke County, Virginia where it conducts a general commercial banking business while emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals. The Bank operates from its main office at 36 Church Avenue, SW in the City of Roanoke, and its branch offices at 4467 Starkey Road, SW in the County of Roanoke, 2203 Crystal Spring Avenue, SW in the City of Roanoke, and 8 East Main Street in the City of Salem.

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

The population in the Roanoke MSA was estimated at 230,200 in 1998, of whom 125,669 were employed. Although the Roanoke MSA's growth typically is slower than that in the Commonwealth overall and in other key Virginia markets in particular, the Virginia Employment Commission reported in 1997 that the area in the previous three years enjoyed a 5.5% job growth rate compared with a 4.7% growth rate for the state as a whole. The Roanoke MSA had an unemployment rate of 1.5% in December 1999, compared with 4.1% nationally and 2.8% for Virginia.

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

The Bank's lending activities are subject to a variety of lending limits imposed by federal laws and regulations. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general the Bank is subject to a loan-to-one borrower limit of an amount equal to (i) 15% of the Bank's unimpaired capital and surplus in the case of loans which are not fully secured by acceptable collateral, or (ii) 30% of the unimpaired capital and surplus if the excess over 15% is fully secured by acceptable collateral. The Bank may not make any extensions of credit to any director, executive officer, or principal shareholder of the Bank or the Company, or to any related interest of such person, unless the extension of credit is approved by the Board of Directors of the Bank and is made on terms not more favorable to such person than would be available to an unaffiliated party.

Other Bank services include safe deposit boxes, certain cash management services including overnight repurchase agreements, merchant purchase and management programs, travelers checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. The Bank is associated with the Honor, Cirrus and The Exchange shared networks of automated teller machines that may be used by Bank customers throughout Virginia and other regions. The Bank also offers VISA and MasterCard credit card services as well as a debit-check card, which was introduced to its customers in 1999.

The Bank does not plan to exercise trust powers during its initial years of operation. The Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of its primary regulators, the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission before exercise of trust powers.

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

The Bank's market area is a highly concentrated, highly branched banking market. As of March 15, 2000, there were fifteen commercial banks and savings associations operating a total of approximately 100 offices in Roanoke City, Roanoke County and Salem City. The only locally owned and operated commercial banks are the Bank, and Salem Bank & Trust Company. Most competitors are subsidiaries of holding companies headquartered in North Carolina, Georgia, Tennessee, and Northern Virginia. In addition, three out-of-town Virginia based community banks have branched into the Bank's market area.

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

EMPLOYEES

At December 31, 1999 the Bank had forty-one full-time employees and two part-time employees, including its officers. The Company does not have any regular employees other than its officers.


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

THE BANK

GENERAL. Effective March 1, 2000 the Bank converted from a national banking association organized under the laws of the United States to a state-chartered commercial bank organized under the laws of the Commonwealth of Virginia, and is subject to examination by the Federal Reserve and the Virginia Commission. The regulators monitor all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations and maintenance of books and records. The Bank must maintain certain minimum capital ratios and is subject to certain limits on aggregate investments in real estate, bank premises and furniture and fixtures. The Bank is required to prepare quarterly reports on the Bank's financial condition and to conduct an annual audit of its financial affairs in compliance with prescribed minimum standards and procedures. The Bank also is required to adopt internal control structures and procedures in order to safeguard assets and monitor and reduce risk exposure. While considered appropriate for the safety and soundness of banks, these requirements adversely impact overhead costs.

The FDIC establishes rates for the payment of premiums by federally insured banks for deposit insurance. A Bank Insurance Fund (the "BIF") is maintained for commercial banks with insurance premiums from the industry used to offset losses from insurance payouts when banks fail. Also, the Bank is charged a deposit-based assessment by the FDIC in connection with the so-called FICO bonds issued by the federal government to finance the savings and loan industry bailout. The total BIF and FICO assessment combined was approximately $11,000 in 1999. Future deposit insurance premiums will vary with the strength of the banking industry, the level of the BIF insurance fund and the Bank's individual risk rating as determined by the FDIC, and there can be no assurance that premiums will remain at their current level.

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

BRANCHING. The Bank may branch without geographic restriction in Virginia since the Virginia Act permits statewide branching for state banks in Virginia. The federal Interstate Banking and Branching Efficiency Act of 1994 allows bank holding companies to acquire banks in any state, without regard to state law, except for state laws relating to the minimum amount of time a bank must be in existence to be acquired. Under the Virginia Act, a Virginia bank or all the subsidiaries of a Virginia bank holding company sought to be acquired must have been in continuous operation for more than two years before the date of such proposed acquisition.

COMMUNITY REINVESTMENT ACT. The federal Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Recent legislative and regulatory changes have reduced the paperwork and regulatory burden of CRA on smaller institutions such as the Bank. The Bank received a "Satisfactory" rating pursuant to its latest CRA examination.

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

DIVIDENDS. At present, the Company's revenues consist of interest and dividends on investments, and interest income on purchased loan participations. In the future, it is expected that the principal source of the Company's revenues will be dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company will depend on the Bank's earnings and capital position and is limited by state law, regulations and policies. A Virginia bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand, after providing for all expenses, losses, interest and taxes accrued, or due by the Bank. Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in-capital of the bank. To ascertain the net undivided profits before any dividend shall be declared, all debts due to such bank on which interest is past due and unpaid for a period of twelve months, unless the same are well secured and in process of collection by law, shall be deducted from the undivided profits in addition to all expenses, losses, interest and taxes accrued, and the balance shall be deemed to be the net undivided profits. The Commission may limit or approve the payment of dividends by the board of directors of any bank when the Commission determines that such limitation or approval is warranted by the financial condition of the bank. The Company does not anticipate paying cash dividends to shareholders in the near term. The Company however did declare a 1.05 for 1 stock split on January 20, 2000 payable on February 15, 2000 to shareholders of record on January 31, 2000. See "Capital Regulations" below, "Item 5. Market for Common Equity and Related Stockholder Matters" and Note 9 to the Consolidated Financial

Statements.

CAPITAL REGULATIONS. The federal bank regulatory authorities impose certain capital requirements on the Company and the Bank. The requirements apply to a bank holding company with more than $150 million in consolidated assets on a bank-only basis with limited exceptions. In addition to minimum capital levels prescribed by regulation, the Virginia Commission and the Federal Reserve have authority to require higher capital levels on a case-by-case basis as part of their supervisory and enforcement powers, including approval of expansion programs.

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

At December 31, 1999 the Company and the Bank had the following risk-based capital and leverage ratios relative to regulatory minimums:


                 Ratio              Company         Bank         Minimum
                 -----              -------         ----         -------

                 Tier 1              9.79%           9.19%          4%

                 Total               10.68%         10.08%          8%

                 Leverage            7.55%           7.14%          4%


The regulations define five categories of compliance with regulatory capital requirements, ranging from "well capitalized" to "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1999 the Company and the Bank qualified as "well-capitalized" institutions (see Note 9 to the Consolidated Financial Statements).

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

ITEM 2.  DESCRIPTION OF PROPERTY.

The Bank's main office is located in a seven story office building at 36 Church Avenue, S.W., in downtown Roanoke, Virginia 24011. At December 31, 1999 the Bank leased approximately 8,148 square feet of recently-renovated office space on the first floor of this facility. The lease commenced April 1, 1995 and had an initial base term of five years, which expired December 31, 1999. The lease was renewed on December 23, 1999 for the period beginning January 1, 2000 and ending December 31, 2004 with options to renew for two additional five-year terms at the end of the December 31, 2004 extension period. Annual base rent on the leased space is $90,607 payable in equal monthly installments of $7,551. The Bank also is responsible for paying a pro rata share of certain operating costs associated with the leased space. Under the original lease, the Bank was granted a right of first refusal to lease approximately 2,400 square feet of space on the mezzanine level, which right it exercised effective March 1, 1999. Annual base rent on the mezzanine level is $23,699 payable in equal monthly installments of $1,975. The same terms and conditions exist with the mezzanine level lease as with the original lease from which the right of first refusal was granted, including renewal periods. The cost of the leasehold improvements to the leased premises, net of accumulated amortization, was $175,491 at December 31, 1999.

The Bank's Starkey Road office is a 2,700 square foot building constructed in 1995 on a one acre site at 4467 Starkey Road in southwest Roanoke County (Tanglewood Mall area). The Company acquired the site for cash in the amount of $272,250, and total cost of the facility constructed thereon, net of accumulated depreciation, was $408,366 at December 31, 1999.

The Bank's South Roanoke office is a recently-renovated 914 square foot facility that the Bank leased at a 1999 annual rate of $11,040, payable in equal monthly installments of $920. For 2000, the annual rental has increased to $11,460, payable in equal monthly installments of $955. The Bank is also responsible for utilities. The lease commenced January 1, 1997, and has an initial term of twelve years with one five-year renewal option. The cost of leasehold improvements to the leased premises, net of accumulated amortization, was $8,804 at December 31, 1999.

The Bank's Salem office is a newly-constructed Colonial Williamsburg style building with two floors containing 6,000 square feet, of which the Bank occupies the first story and leases the second story. The structure is located on an approximately one-half acre site at 8 East Main Street in the City of Salem. The Company acquired the land for a contract price of $325,000 and the total land cost after all necessary grading, structure removal, and closing costs is $361,839. The total cost of the facility construction, net of accumulated depreciation, was $762,652 at December 31, 1999. Total monthly rental income from leasing the second story is $2,356, which directly reduces occupancy expense.

The Bank has entered into a contract with First Union National Bank to purchase for $485,000 that bank's existing Hershberger Road branch office near Crossroads Mall in Roanoke. At present, the Bank plans to take possession of the property in late summer, remodel it and open for business in early 2001. In addition to the purchase price, renovations are expected to approximate $200,000.

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

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION. The Company's Articles of Incorporation authorize it to issue up to 10,000,000 shares of Common Stock, no par value, of which 1,013,207 shares were issued and outstanding at March 15, 2000.

The Common Stock is quoted under the symbol VYFC on the OTC Bulletin Board, an electronic quotation and trade reporting service of the National Association of Securities Dealers. According to information obtained by Company management and believed to be reliable, the quarterly range of closing prices per share
(not adjusted for the 1.05 for 1 stock split declared January 20, 2000) for the Common Stock during the last two fiscal years was as follows:


                1999        Quarter Ended         High Close          Low Close
                            -------------         ----------          ---------
                              03/31/99              $16.50              $15.00

                              06/30/99              $17.50              $15.50

                              09/30/99              $18.63              $15.50

                              12/31/99              $20.00              $16.75

                1998        Quarter Ended         High Close          Low Close
                            -------------         ----------          ---------
                              03/31/98              $15.00              $12.00

                              06/30/98              $15.25              $13.75

                              09/30/98              $16.00              $14.00

                              12/31/98              $15.50              $14.00

HOLDERS. At March 15, 2000 there were approximately 579 holders of record of the Company's outstanding Common Stock.

DIVIDENDS. The Company has not declared any cash dividends to date and does not anticipate paying any cash dividends to shareholders in the near term. However, a 1.05 for 1 stock split was declared on January 20, 2000 payable February 15, 2000 to shareholders of record on January 31, 2000. See "Supervision and Regulation" and Note 9 to the Consolidated Financial Statements for restrictions on the payment of dividends.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS (000'S OMITTED, EXCEPT FOR SHARE AND PER SHARE INFORMATION).

The following is management's discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 1999 and 1998. The discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

OVERVIEW

The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995. In July 1995, the Company completed its initial public offering of 964,040 shares (1,012,242 shares after the effect of the 1.05 for 1 stock split declared January 20, 2000) of its common stock, no par value, at a price of $10.00 per share. The Offering resulted in gross proceeds to the Company of $9,640, reduced by $551 of direct stock issuance costs associated with the offering, for net proceeds of $9,089. As of December 31, 1999, $8,600 has been invested in the Bank as equity capital and the remainder retained at the parent company for working capital needs and future financial flexibility.

flexibility.

Total assets at December 31, 1999 were $137,156, up 30% from $105,186 at December 31, 1998. The principal components of the Company's assets at the end of the period were $31,964 in securities available-for-sale and $91,390 in gross loans. Total liabilities at December 31, 1999 were $128,101, up from $96,029 at December 31, 1998, an increase of $32,072 or 33%. Total deposits were $115,477, up $25,451 or 28% from $90,026 at December 31, 1998. The largest component of the remaining $6,621 increase in total liabilities was a second long-term FHLB advance in 1999 in the amount of $5,000. The introduction of an overnight repurchase agreement program with appropriate commercial customers in 1999 increased total liabilities by $992. Total shareholders' equity at December 31, 1999 was $9,055, consisting of $9,089 in net proceeds from the Company's initial public offering, $4 in proceeds from the exercise of stock options during 1999, $6 in proceeds from the exercise of stock options during 1998, increased by retained earnings of $934 and including $978 of unrealized losses on securities available-for-sale, net of related deferred tax benefit. Exclusive of the unrealized losses on securities available-for-sale, shareholders' equity was $10,033 at December 31, 1999. At December 31, 1998 total shareholders' equity was $9,157.

The Company had net income of $1,042 for the year ended December 31, 1999 compared with $758 for the year ended December 31, 1998. The substantial improvement in profitability results from an improved net interest margin and a substantial increase in noninterest income, partially offset by increased noninterest expenses in all major categories.

Profitability as measured by the Company's return on average assets ("ROA") was
 .86% in 1999 and return on average equity ("ROE") was 10.98% in 1999. The ROA and ROE ratios were .83% and 8.87% in 1998, respectively.

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

Net interest income was $4,327 for 1999 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income increased $1,069 or 33% over the same period in 1998. Total interest income was $8,759 for 1999 as compared to $6,770 in 1998, an increase of $1,989 or 29%. This increase is attributable to the Bank's reinvestment of deposit growth into loans and securities. The net interest margin was 3.92% for the year ended 1999 as compared to 3.86% for the year ended 1998. This increase in the net interest margin for the year ended December 31, 1999 is largely attributable to controlling deposit costs in relation to income generated on earning assets, as the cost of funds ratio decreased 26 basis points from 4.28% in 1998 to 4.02% in 1999.

The following table presents the major categories of interest-earning assets, interest-bearing liabilities and shareholders' equity with corresponding average balances, related interest income or expense and resulting yields and rates for the periods indicated.

                                                     Years Ended December 31
                                   ------------------------------------------------------------
                                               1999                             1998
                                   -----------------------------  -----------------------------
                                    Average   Interest    Rate      Average   Interest   Rate
ASSETS                              Balance    Income    Earned     Balance    Income   Earned
-----------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans (2)                        $ 81,962     6,823     8.32%    $ 59,175     5,059    8.55%
  Investment securities
    Taxable                          23,415     1,476     6.30%      20,888     1,365    6.53%
    Nontaxable (3)                    6,815       497     7.29%       4,104       295    7.19%
  Money market investments            2,600       135     5.19%       2,892       151    5.22%
                                   -------------------             -------------------
Total interest-earning assets       114,792     8,931     7.78%      87,059     6,870    7.89%

Other Assets:
Reserve for loan losses                (813)                           (571)
Cash and due from banks               3,336                           2,451
Other assets, net                     3,307                           2,624
                                   ---------                        --------
Total assets                       $120,622                         $91,563
                                   =========                        =========

                                                     Years Ended December 31
                                   ------------------------------------------------------------
                                               1999                             1998
                                   -----------------------------  -----------------------------
LIABILITIES AND SHAREHOLDERS'      Average   Interest    Rate      Average   Interest   Rate
EQUITY                             Balance    Expense    Paid      Balance   Expense    Paid
-----------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Savings and NOW                  $ 33,058     1,062     3.21%     $25,461       866    3.40%
  Time                               55,570     2,932     5.28%      42,995     2,391    5.56%
  FHLB advances                       8,233       415     5.04%       4,137       208    5.03%
  Other borrowings                      414        23     5.56%         839        47    5.60%
                                   -------------------              ------------------
Total interest-bearing liabilities   97,275     4,432     4.56%      73,432     3,512    4.78%

Noninterest-bearing liabilities:
  Demand deposits                    13,044                           8,602
  Other liabilities                     820                             910
                                   ---------                        --------
Total liabilities                   111,139                          82,944

Shareholders' equity                  9,483                           8,619
                                   ---------                        --------

Total liabilities and shareholders'
  equity                           $120,622                         $91,563
                                   =========                        ========

Net interest income                            $4,499                          $3,358
                                               =======                         =======

Net interest margin (4)                                   3.92%                          3.86%
                                                         ======                         ======

Legends for the table are as follows:

(1) Averages are daily averages.

(2) Loan interest income includes loan fees of $230 and $156 for the years ended 1999 and 1998, respectively.

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

                              RATE/VOLUME ANALYSIS

                                                                    Year Ended December 31,
                                                                     1999 compared to 1998
                                                                     ---------------------
                                                             Volume            Rate           Net
                                                             ------            ----           ---
Interest earned on interest-earning assets:
Loans                                                        $1,593            $171        $1,764
Investment securities:
       Taxable                                                  106               5           111
       Nontaxable                                               175              17           202
Money market investments                                       (15)               0          (15)
                                                               ----             ---          ----


Total interest earned on interest-earning assets              1,859             193         2,062
                                                              -----             ---         -----


Interest paid on interest-bearing liabilities:
Savings and NOW                                                 217            (21)           196
Time Deposits                                                   556            (14)           542
FHLB Borrowings                                                 207               0           207
Other Borrowings                                               (24)               0          (24)
                                                               ----            ----          ----
Total interest paid on interest-bearing liabilities             956            (35)           921
                                                                ---            ----           ---
Change in net interest income                                  $903            $228        $1,141
                                                               ====            ====        ======


                                                                       Year Ended December 31,
                                                                        1998 compared to 1997
                                                                        ---------------------
                                                                Volume            Rate           Net
                                                                ------            ----           ---
Interest earned on interest-earning assets:
Loans                                                           $1,547           $(46)        $1,501
Investment securities:
       Taxable                                                     181               4           185
       Nontaxable                                                  295               0           295
Money market investments                                            85             (2)            83
                                                                    --             ---            --
Total interest earned on interest-earning assets                 2,108            (44)         2,064
                                                                 -----            ----         -----


Interest paid on interest-bearing liabilities:
Savings and NOW                                                    417            (36)           381
Time Deposits                                                      355              19           374
FHLB Borrowings                                                    208               0           208
Other Borrowings                                                    38               0            38
                                                                    --               -            --
Total interest paid on interest-bearing liabilities              1,018            (17)         1,001
                                                                 -----            ----         -----
Change in net interest income                                   $1,090           $(27)        $1,063
                                                                ======           =====        ======


PROVISION FOR LOAN LOSSES. A provision for loan losses of $216 and $249 was provided during 1999 and 1998, respectively, in recognition of management's estimate of inherent risks associated with lending activities. Due to the Bank's limited operating history, this estimate is primarily based on industry practices and consideration of local economic factors. The amount of the provision for loan losses is a charge against current earnings, and actual loan losses are charges against the allowance for loan losses. The allowance for loan losses was $910 and $708 as of December 31, 1999 and 1998, respectively, and represented approximately 1.01% and 1.00%, respectively, of net loans outstanding (see Note 4 to the Consolidated Financial Statements). The decrease in provision expense is due to the decrease in the rate of loan growth from 54% for 1998 to 28% for 1999.

No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about the loan portfolio and other information available to them at the time of their examinations.

NONINTEREST INCOME. Noninterest income of $354 in 1999 consisted of service charges and fees on accounts, securities gains and losses, and other miscellaneous income, and represented an increase of $90 or 34% over the 1998 level. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

NONINTEREST EXPENSE. Noninterest expense for 1999 was $3,029, an increase of $777 or 35% over 1998, which includes costs associated with the opening of the Bank's Salem office on April 5, 1999. Noninterest expenses are expected to continue to increase in future years as a direct result of business growth and expansion.

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

The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. Included in the initiatives are information technology ("IT") systems such as accounting, data processing, financial transaction processing, ATM and telephone, and non-IT systems such as alarm systems, fax machines, copiers, heating and air conditioning controls and elevator controls. Both IT and non-IT systems may contain imbedded technology. The Company's initiatives include awareness of the problem, assessing the size and complexity of the effort in the context of the Company's systems, renovation of non-compliant systems through upgrade or replacement, validation through testing of Year 2000 compliance and implementation of compliant systems. The Company also has taken steps to ascertain the Year 2000 compliance status of its major customers and vendors, and to develop contingency plans in the event of unexpected failure of one or more of its mission-critical systems.

The Company does not operate its own mainframe computer system and has not developed/supported software code for its information systems, so remediation efforts have focused on achieving compliance from outside servicers and vendors, and on internal testing of hardware and software systems. The Company's banking operations are highly dependent on one external service bureau for its data processing and on one vendor for loan/deposit software. The Company is monitoring the Year 2000 compliance status of both these third-party providers, and has validated their compliance through its own testing efforts. A comprehensive contingency plan has been developed for dealing with the most reasonably likely worst case scenario in the event of failure by the Company or its primary third-party providers to achieve Year 2000 compliance on a timely basis. The Company continued contingency plan analysis and testing through December 31, 1999.

The Company also has taken steps to assess the potential impacts of Year 2000 issues on its major commercial borrowers. Should a commercial borrower fail to deal adequately with Year 2000's impact on its computer systems, it operations could be jeopardized and its ability to repay its loan threatened. All commercial borrowers in significant amounts were sent questionnaires concerning their Year 2000 preparedness. Completed questionnaires have been evaluated to identify moderate and high-risk credits. Year 2000 risk factors are being incorporated into the overall risk ratings for all new and renewed commercial loans and, where appropriate, more stringent standards imposed in underwriting criteria, loan covenants and required collateral. As of December 31, 1999, the Company considers virtually all commercial borrowers to be low Year 2000 risk.

As part of its board approved Year 2000 Action Plan, the Company established a budget for Year 2000 compliance. For the year ended December 31, 1999 total expenditures were $58, with $11 expensed and $47 recorded as capital expenditures with useful lives of 3-5 years. Actual expenditures were $16 for the year ended December 31, 1998, recorded as a reduction to net income. Total Year 2000 costs for the years 1999 and 1998 were $74, approximately $26 under budget for the project. Total expenditures, primarily for testing, software upgrades and consultants, are not expected to exceed $100. The costs of Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company currently believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other factors. There is no assurance that these estimates will prove to be accurate, and actual results may differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant IT systems and imbedded technology, and similar uncertainties.

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

The Company spent a significant amount of time planning, testing, and upgrading for the changeover of information technology systems to January 1, 2000 and other identified sensitive dates. The planning and preparation was successful, as January 1 and February 29, 2000 arrived and departed with no identified problems with any Bank IT system.

INCOME TAXES. During 1999 and 1998 the Company recorded federal income tax provision in the amounts of $394 and $263, respectively.

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

The Company's asset liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, and through the management of investment maturities/prepayments and loan repayments. The Company's ratio of liquid assets to deposits and short-term borrowings was 36% at December 31, 1999 and 35% at December 31, 1998. The ratio increased due to a 34% growth rate in liquid assets as compared to a 29% growth rate in deposits and short-term borrowings in 1999 over 1998. The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. Federal funds sold at December 31, 1999 were $6,034 compared to $1,699 at December 31, 1998.

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

At least quarterly, the Company calculates the Bank's "income statement gap" to estimate how many assets and liabilities would reprice, and to what extent, within a one year period in response to changes in the Prime Rate. Utilizing this methodology and assuming a 100 basis point increase in Prime, the Bank at December 31, 1999 had a negative one-year gap of ($12,115) or 8.87% of total assets. At that same date and assuming a 100 basis point decrease in Prime, the Bank had a positive one-year gap of $2,641 or 1.93 of total assets. The one-year gaps under both interest rate scenarios are well within Company policy parameters.

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

Investment securities at December 31, 1999 were $31,964, an increase of $5,846 or 22% from their level of $26,118 on December 31, 1998. The increase was primarily due to the purchase of investment securities with the proceeds from a $5,000 FHLB advance in the second quarter of 1999.


                  INVESTMENT PORTFOLIO - MATURITY DISTRIBUTION

                                                                          December 31, 1999
                                                                  ----------------------------------
                                                                  Amortized      Fair
Available-for-sale                                                  Costs       Value         Yield
-----------------------------------------------------------------------------------------------------
U. S. Treasury securities and obligations of U. S.
         Government corporations:
                  After one but within five years                   6,328       6,144         6.14%
                  After five but within ten years                  15,491      14,673         6.43%
                  After ten years                                     562         559         6.44%


Obligations of states and subdivisions:
                  After one but within five years                     300         297         7.37%
                  After five but within ten years                     839         816         7.19%
                  After ten years                                   6,153       5,761         7.74%

Corporate securities:
                  After one but within five years                     100          99         7.05%

Other securities:
                  Within one year                                      60          60           --
                  After one but within five years                     500         500         7.50%
                  After ten years                                     437         412         6.86%

Mortgage-backed securities:                                         2,675       2,643
---------------------------------------------------------------------------------------
Total available-for-sale                                         $ 33,445      31,964
---------------------------------------------------------------------------------------

For more information on the investment portfolio, see Note 3 to the consolidated financial statements.


LOAN PORTFOLIO

The Company's net loans were $90,448 at December 31, 1999, an increase of $19,573 or 28% from the $70,875 reported one year earlier. The Company's ratio of net loans to total deposits was 78.3% at December 31, 1999 and 78.7% at December 31, 1998. Management seeks to maintain the ratio of loans to deposits in a range of 70% to 85%.

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

COMMERCIAL LOANS. Commercial and industrial loans accounted for 27% of the loan portfolio as of December 31, 1999 and stood at $24,651 versus $17,794 one year earlier. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The creditworthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

COMMERCIAL REAL ESTATE LOANS. Commercial real estate construction and commercial real estate mortgages represent interim and permanent financing of commercial properties that are secured by real estate, and were 37% of total loans at December 31, 1999. Outstanding loans in this category equaled $33,485 and $22,040 at December 31, 1999 and 1998, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties. Such borrowers are generally engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

RESIDENTIAL REAL ESTATE LOANS. Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $19,773 in loans (21% of total loans) at December 31, 1999 and $19,140 in such loans at December 31, 1998. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years and offers a bi-weekly payment option to encourage faster repayment. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

LOANS TO INDIVIDUALS. Loans to individuals include installment loans and home equity lines of credit/loans secured by junior liens on residential real estate. The loan proceeds typically are used to purchase vehicles, finance home remodeling or higher education, or for other consumer purposes. Loans to individuals totaled $13,481 (15% of total loans) at December 31, 1999 compared to $12,648 one year earlier.

LOAN MATURITY AND INTEREST RATE SENSITIVITY. The following table presents loan portfolio information related to the maturity distribution of commercial loans and real estate construction loans based on scheduled repayments at December 31, 1999.

                                  LOAN MATURITY

                                   Due Within     Due One to      Due After
                                    One Year      Five Years     Five Years      Total
                                    --------      ----------     ----------      -----
Commercial and industrial loans     $13,080         8,475           3,541        25,096
Real estate - construction            3,205            56           1,964         5,225

The following table presents the interest rate sensitivity of commercial loans and real estate construction loans maturing after one year as of December 31, 1999.

                            INTEREST RATE SENSITIVITY

Fixed interest rates                                                    $  8,884

Variable interest rates                                                    5,152
--------------------------------------------------------------------------------

Total maturing after one year                                            $14,036
--------------------------------------------------------------------------------

NONPERFORMING ASSETS. The Company had nonaccrual loans in the amount of $87 and $0 at December 31, 1999 and December 31, 1998, respectively. If the nonaccrual loans had performed in accordance with their original terms, additional interest income in the amount of $4 would have been recorded for the year ended December 31, 1999.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses was $910 as of December 31, 1999 and represented approximately 1.01% of net loans outstanding. The Bank had nonperforming assets in the amount of $87 at December 31, 1999 and no loans greater than ninety days past due. At December 31, 1998, the Bank had no nonperforming assets but had one loan in the amount of $200 greater than ninety days past due. Management believes the allowance is adequate to provide for any inherent losses in the portfolio as of December 31, 1999 and periodically evaluates the adequacy of the allowance considering the specific nature of the portfolio, historical operating trends as available and other economic and industry factors. See Note 4 to the consolidated financial statements.

DEPOSITS

As of December 31, 1999 total deposits were $115,477, an increase of $25,451 or 28% from their level of $90,026 one year earlier. Average deposits were $101,672 for 1999, an increase of $24,614 or 32% over 1998's average deposits of $77,058. The increase in average deposits during 1999 was primarily due to increases in previously existing accounts as well as new accounts opened during the year.

For the year ended December 31, 1999, average noninterest bearing demand deposits were $13,044 or 13% of average total deposits. For the prior year, average noninterest bearing demand deposits were $8,602 or 11% of average total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) averaged $46,102 or 45% of average total deposits in 1999, up from $34,063 or 44% of average total deposits in 1998. Total interest bearing deposits averaged $88,628 for the year ended December 31, 1999, an increase of $20,172 or 29% over their level of $68,456 for the year ended December 31, 1998.

The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges and the convenience of banking locations. Competition for deposits is intense from other depository institutions and money market funds, some of which offer interest rates higher than those paid by the Company. Management attempts to identify and implement pricing and marketing strategies designed to control the overall cost of deposits and to maintain a stable deposit mix. Despite these pricing and market strategies, the ratio of certificates of deposit to total deposits increased from 51% at December 31, 1998 to 59% at December 31, 1999. However, management was able to reduce the cost of funds ratio by 26 basis points from 1998, primarily by controlling the rates paid on time deposits.

The following table presents the maturity schedule of certificates of deposit of $100,000 or more as of December 31, 1999.


                     CERTIFICATES OF DEPOSIT OVER $100,000

Three months or less                                                      $1,793
Over three through six months                                              3,366
Over six through 12 months                                                 4,911
Over 12 months                                                             2,904
--------------------------------------------------------------------------------
Total                                                                    $12,974
--------------------------------------------------------------------------------

FINANCIAL RATIOS

The following table presents certain financial ratios for the periods indicated.

                           RETURN ON EQUITY AND ASSETS

                                                   Years Ended
                                                   December 31,
                                                   ------------
                                            1999                1998
---------------------------------------------------------------------
Return on average assets                     .86%                .83%
Return on average equity                   10.98%               8.87%
Average equity to average assets            7.86%               9.32%


CAPITAL RESOURCES

The Company's financial position at December 31, 1999 reflects liquidity and capital levels currently adequate to fund anticipated future business expansion. Capital ratios are in excess of required regulatory minimums for a well-capitalized institution. The proceeds from the initial public stock offering have been invested in securities, loans, premises and equipment and used to fund expenses associated with the operations of the Company. All investment securities at December 31, 1999 were classified as available-for-sale, thereby affording the Company maximum flexibility in managing liquidity and funding future business growth. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses. The Company's rapid growth since inception has consistently outpaced the rate of internal capital generation. It is currently anticipated that within 1-2 years, the Company may have to slow its asset growth or raise additional capital funds. See "Supervision and Regulation - Capital Regulations" and Note 9 to the consolidated financial statements.

Total shareholders' equity was $9,055 at December 31, 1999 compared with $9,157 at December 31, 1998, a decrease of $102 or 1%. Exclusive of accumulated other comprehensive income, which is comprised exclusively of the unrealized gains (losses) on available-for-sale securities, total shareholders' equity would have been $10,033 and $8,987, an increase of $1,046 or 12%. The $102 decrease is attributable to 1999's net income of $1,042, a $1,148 decrease in unrealized gains (losses) on available-for-sale investment securities over their level at December 31, 1998 and proceeds from the issuance of common stock under the Company's Incentive Stock Plan in the amount of $4 during 1999.

RECENT AND FUTURE ACCOUNTING CONSIDERATIONS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In October 1998, SFAS No. 134, ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE, was issued. In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND

HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133-AN AMENDMENT OF FASB STATEMENT NO. 33. SFAS No. 133 provides guidance for accounting for all derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 134 amends SFAS No. 65 to conform the subsequent accounting (under SFAS No. 115) for securities retained after the securitization of mortgage loans by a mortgage banking enterprise to the accounting applicable to nonmortgage banking enterprises. SFAS No. 137 amends SFAS No. 133 to defer the effective date of the pronouncement to June 15, 2000. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, which has been amended by SFAS No. 137. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The statements are not expected to have a material effect on the consolidated financial position or results of operations of the Company.

ITEM 7.  FINANCIAL STATEMENTS.

Index to Financial Statements

Independent Auditors' Report on 1999 Consolidated Financial Statements.       28

Independent Auditors' Report on 1998 Consolidated Financial Statements.       29

Consolidated Balance Sheets as of December 31, 1999 and 1998.                 30

Consolidated Statements of Income and Comprehensive Income (Loss)
for the Years Ended December 31, 1999 and 1998.                               31


Consolidated Statements of Changes in Shareholders' Equity for the Years
Ended December 31, 1999 and 1998.                                             32

Consolidated Statements of Cash Flows for the Years Ended December 31,
1999 and 1998.                                                                33

Notes to Consolidated Financial Statements.                                   34

                          Independent Auditors' Report


The Board of Directors
Valley Financial Corporation:


We have audited the accompanying consolidated balance sheet of Valley Financial Corporation and subsidiary as of December 31, 1999 and the related consolidated statements of income and comprehensive loss, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Valley Financial Corporation and subsidiary for the year ended December 31, 1998 were audited by other auditors whose report dated January 22, 1999 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley Financial Corporation and subsidiary as of December 31, 1999 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

Larrowe & Company, PLC

Galax, Virginia
January 14, 2000, except for Note 15, as to which the date is February 2, 2000 and Note 18, as to which the date is January 20,2000.

                          Independent Auditors' Report


The Board of Directors
Valley Financial Corporation:


We have audited the accompanying consolidated balance sheet of Valley Financial Corporation and subsidiary as of December 31, 1998, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley Financial Corporation and subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                    KPMG LLP

Roanoke, Virginia
January 22, 1999


                          VALLEY FINANCIAL CORPORATION
                          Consolidated Balance Sheets
                           December 31, 1999 and 1998
                       (In thousands, except share data)

                                                                                           1999           1998
                                                                                      -------------  --------------
                  Assets
Cash and due from banks                                                               $       4,027  $        3,462
Money market investments
   Federal funds sold                                                                         6,034           1,699
   Interest-bearing deposits in other banks                                                      71              44
Securities available-for-sale                                                                31,964          26,118
Loans
   Commercial loans                                                                          24,651          17,794
   Commercial real estate loans                                                              33,485          22,040
   Residential real estate loans                                                             19,773          19,140
   Loans to individuals                                                                      13,481          12,648
                                                                                      -------------  --------------
Total loans                                                                                  91,390          71,622
     Less unearned fees                                                                         (32)            (39)
   Less allowance for loan losses                                                              (910)           (708)
                                                                                      -------------  --------------
Loans, net                                                                                   90,448          70,875

Premises and equipment, net                                                                   2,629           1,830
Accrued interest receivable                                                                     989             804
Other assets                                                                                    994             277
Organizational expenses, net                                                                      -              77
                                                                                      -------------  --------------
                  Total assets                                                        $     137,156  $      105,186
                                                                                      =============  ==============

          Liabilities and Shareholders' Equity
Noninterest-bearing deposits                                                          $      14,328  $       10,437
Interest-bearing demand deposits                                                              9,423           7,687
Savings deposits                                                                              1,357           1,106
Money market deposits                                                                        22,178          24,826
Time deposits greater than $100,000                                                          12,974           8,048
Other time deposits                                                                          55,217          37,922
                                                                                      -------------  --------------
                  Total deposits                                                            115,477          90,026

Securities sold under agreements to repurchase                                                  992               -
Accrued interest payable                                                                      1,034             679
Other liabilities                                                                               598             324
Federal Home Loan Bank advances                                                              10,000           5,000
                                                                                      -------------  --------------
                  Total liabilities                                                         128,101          96,029
                                                                                      -------------  --------------

Commitments and other matters

Shareholders' equity:
   Preferred stock, no par value.  Authorized
     10,000,000 shares; none issued and outstanding                                               -              -
   Common stock, no par value.  Authorized
     10,000,000 shares; none issued and outstanding
     1,013,207 shares and 964,590 shares in 1999 and
     1998, respectively                                                                       9,099           9,095
   Retained earnings (deficit)                                                                  934            (108)
   Accumulated other comprehensive income (loss)                                               (978)            170
                                                                                      -------------  --------------
                  Total shareholders' equity                                                  9,055           9,157
                                                                                      -------------  --------------
                  Total liabilities and shareholders' equity                          $     137,156  $      105,186
                                                                                      =============  ==============

See accompanying notes to consolidated financial statements.


                          VALLEY FINANCIAL CORPORATION
           Consolidated Statements of Income and Comprehensive Income (Loss)
                     Years Ended December 31, 1999 and 1998
                (In thousands, except share and per share data)

                                                                                           1999           1998
                                                                                      -------------  --------------
Interest income:
   Interest and fees on loans                                                         $       6,823  $        5,059
   Interest on securities - taxable                                                           1,476           1,365
   Interest on securities - nontaxable                                                          325             195
   Interest on money market investments                                                         135             151
                                                                                      -------------  --------------
                  Total interest income                                                       8,759           6,770
                                                                                      -------------  --------------

Interest expense:
   Interest on certificates of deposit of
       $100,000 or more                                                                         549             397
   Interest on other deposits                                                                 3,445           2,860
   Interest on Federal Home Loan Bank advances                                                  415             208
   Interest on other borrowed funds                                                              23              47
                                                                                      -------------  --------------
                  Total interest expense                                                      4,432           3,512
                                                                                      -------------  --------------

                  Net interest income                                                         4,327           3,258
   Provision for loan losses                                                                    216             249
                                                                                      -------------  --------------
                  Net interest income after provision
                    for loan losses                                                           4,111           3,009
                                                                                      -------------  --------------

Noninterest income:
   Service charges on deposit accounts                                                          220             165
   Gain on sale of securities                                                                     -              10
   Other income                                                                                 134              89
                                                                                      -------------  --------------
                  Total noninterest income                                                      354             264
                                                                                      -------------  --------------

Noninterest expense:
   Personnel                                                                                  1,649           1,177
   Occupancy                                                                                    213             168
   Data processing and equipment                                                                348             260
   Advertising and promotion                                                                    115              90
   Supplies                                                                                      82              57
   Amortization of organizational expenses                                                       77              57
   Other expense                                                                                545             443
                                                                                      -------------  --------------
                  Total noninterest expense                                                   3,029           2,252
                                                                                      -------------  --------------
                  Income before income taxes                                                  1,436           1,021

Income tax expense                                                                              394             263
                                                                                      -------------  --------------
                  Net income                                                                  1,042             758

Other comprehensive income (loss), net of deferred tax (expense) benefit:
   Net unrealized gains (losses) on securities
      available-for-sale                                                                     (1,148)            114
                                                                                      -------------  --------------
Comprehensive income (loss)                                                           $        (106) $          872
                                                                                      =============  ==============

Net income per share:
     Basic net income per share                                                       $       1.03   $        .75
                                                                                      ============   ============
     Diluted net income per share                                                     $        .99   $        .73
                                                                                      ============   ============


See accompanying notes to consolidated financial statements.


                          VALLEY FINANCIAL CORPORATION
           Consolidated Statements of Changes in Shareholders' Equity
                     Years Ended December 31, 1999 and 1998
                       (In thousands, except share data)

                                                                                          Accum-
                                                                                          ulated
                                                                                          Other          Total
                                                                                          Compre-        Share-
                                            Common         Common        Retained         hensive       holders'
                                            Shares         Stock         Earnings         Income         Equity
                                                                         (Deficit)        (Loss)
                                        -------------  --------------  -------------  -------------  --------------
Balances at December 31, 1997                 964,040  $        9,089  $        (866) $          56 $         8,279

Net income                                          -               -            758              -             758
Stock options exercised                           550               6              -              -               6
Unrealized gains on
  securities available-
  for-sale, net of
  deferred tax expense
  of $59                                            -               -              -            114             114
                                        -------------  --------------  -------------  -------------  --------------
Balances at December 31, 1998                 964,590           9,095           (108)           170           9,157

Net income                                          -               -          1,042              -           1,042
Stock options exercised                           400               4              -              -               4
Stock split                                    48,217               -              -              -               -
Unrealized losses on
  securities available-
  for-sale, net of
  deferred tax benefit
    of $591                                         -               -              -         (1,148)         (1,148)
                                        -------------  --------------  -------------  -------------       ---------
Balances at December 31, 1999               1,013,207  $        9,099         $  934       $   (978)       $  9,055
                                        =============  ==============  =============  =============        ========





See accompanying notes to consolidated financial statements.



                          VALLEY FINANCIAL CORPORATION
                       Consolidated Statements of Cash Flows
                      Years Ended December 31, 1999 and 1998
                                 (In thousands)

                                                                                           1999           1998
                                                                                      -------------  ---------------
Cash flows from operating activities:
   Net income                                                                         $       1,042          $  758
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses                                                                216             249
       Depreciation and amortization of
        premises and equipment                                                                  206             153
       Deferred income tax                                                                      (61)            189
       Amortization of organizational expenses                                                   77              57
       Gain on sale of securities                                                                 -             (10)
       Amortization (accretion) of premiums/discounts, net                                       29               1
       Increase (decrease) in unearned fees                                                      (7)              1
       Increase in accrued interest receivable                                                 (185)           (168)
       Increase in other assets                                                                 (83)            (24)
       Increase in accrued interest payable                                                     355             169
       Increase in other liabilities                                                            274              24
                                                                                      -------------  --------------
                  Net cash provided by operating activities                                   1,863           1,399
                                                                                      -------------  --------------

Cash flows from investing activities:
   Net increase in money market investments                                                  (4,362)           (270)
   Purchases of premises and equipment                                                       (1,005)           (668)
   Purchases of securities available-for-sale                                               (15,608)        (34,587)
   Proceeds from sales, calls and maturities of
     securities available-for-sale                                                            7,994          29,795
   Increase in loans, net                                                                   (19,764)        (24,975)
                                                                                      -------------  --------------
                  Net cash used in investing activities                                     (32,745)        (30,705)
                                                                                      -------------  --------------

Cash flows from financing activities:
   Increase in time deposits greater than $100,000                                            4,926           1,567
   Increase in other time deposits                                                           17,295           5,819
   Net increase in other deposits                                                             3,230          17,052
   Federal Home Loan Bank advances                                                            5,000           5,000
     Increase in securities sold under
      agreements to repurchase                                                                  992              -
     Proceeds from exercise of stock options                                                      4               6
                                                                                      -------------  --------------
                  Net cash provided by financing activities                                  31,447          29,444
                                                                                      -------------  --------------
                  Net increase in cash and due from banks                                       565             138

Cash and due from banks at beginning of year                                                  3,462           3,324
                                                                                      -------------  --------------
Cash and due from banks at end of year                                                $       4,027  $        3,462
                                                                                      =============  ==============

Supplemental disclosure of cash flows information:
   Cash paid during the year for interest                                             $       4,077  $        3,343
                                                                                      =============  ==============
     Cash paid during the year for income taxes                                       $         243  $            2
                                                                                      =============  ==============


See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998
                 (In thousands except share and per share data)

(1)  Summary of Significant Accounting Policies

          (a)  General

               The accounting and reporting policies of Valley Financial Corporation ("the Company") and Valley Bank ("the Bank") conform to generally accepted accounting principles and to general banking industry practices. The Bank provides traditional commercial banking services concentrated primarily in the Roanoke Valley. The Bank does not currently offer trust services; however, the Bank does refer customers to a provider of trust services in exchange for a fee.

               The following is a summary of the more significant accounting policies:

          (b)  Consolidation

               The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, collectively referred to hereinafter as the Corporation. All significant inter-company balances and transactions have been eliminated.

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

               The Corporation does not currently maintain a trading securities portfolio and there were no securities classified as held-to-maturity at December 31, 1999 or 1998. Gains or losses on disposition, if any, are based on the net proceeds and adjusted carrying values of the securities called or sold, using the specific identification method. A decline in value of any available-for-sale or held-to-maturity security below cost deemed other than temporary is charged directly to net income, resulting in the establishment of a new cost basis for the security.

          (e)  Required Investments

               As members of the Federal Reserve and the Federal Home Loan Bank
               (FHLB) of Atlanta, the Bank is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon the Bank's capital and a percentage of qualifying assets. In addition, the Bank is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans, and the Bank's capital stock investment in the FHLB (see notes 3 and 4). At December 31, 1999, the Bank's available borrowing limit was approximately $15,000. The Bank had $10,000 in borrowings outstanding at December 31, 1999. Advances of $5,000 were outstanding at December 31, 1998.

               The borrowing consists of two $5,000 advances. One advance is due in 2004 and bears interest at a fixed rate of 4.92 percent. The other advance is due 2009 and bears interest at a fixed rate of
               5.46 percent. After the first year, both advances are convertible to variable rate at the prevailing three month LIBOR, at the option of the FHLB.

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

          (g)  Premises and Equipment

               Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation on buildings, equipment, furniture and fixtures, and amortization of leasehold improvements is computed by straight-line over the shorter of the estimated useful lives of the assets or the related lease term. Estimated useful lives for assets include land improvements and leasehold improvements, 3 to 15 years, buildings, 30 years, and furniture, fixtures and equipment, 3 to 10 years. The cost of assets retired and sold and the related accumulated depreciation and amortization are eliminated from the accounts and the resulting gains or losses are included in determining net income. Expenditures for maintenance and repairs are charged to expense as incurred, and improvements are capitalized.

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

                                                                                           Per
                                                           Net                            Share
                                                          Income          Shares         Amount
                                                       ==============  =============  ==============
               Year Ended December 31, 1999
                 Basic net income per share            $        1,042      1,013,176  $         1.03
                                                                                      ==============
                 Effect of dilutive stock options                   -         37,094
                                                       --------------  -------------
                 Diluted net income per share          $        1,042      1,050,270  $          .99
                                                       ==============  =============  ==============

               Year Ended December 31, 1998
                 Basic net income per share            $          758      1,012,323  $          .75
                                                                                      ==============
                 Effect of dilutive stock options                   -         20,837
                                                       --------------  -------------
                 Diluted net income per share          $          758      1,033,160  $          .73
                                                       ==============  =============  ==============

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

               The Corporation is required to classify items of "Other Comprehensive Income" (such as net unrealized gains (losses) on securities available for sale) by their nature in a financial statement and present the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. It does not require per share amounts of comprehensive income to be disclosed.

               In accordance with the provisions of the Statement, the Corporation has included Consolidated Statements of Income and Comprehensive Income (Loss) in the accompanying consolidated financial statements. Comprehensive income (loss) consists of net income and net unrealized gains and losses on securities available for sale. Also, accumulated other comprehensive income is included as a separate disclosure within the Consolidated Statements of Changes in Shareholders' Equity in the accompanying consolidated financial statements. The adoption of Statement 130 did not have any effect on the Corporation's consolidated financial position, results of operation or liquidity.

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

          (p)  Reclassifications

               Certain reclassifications have been made to prior years' consolidated financial statements to place them on a basis comparable with the 1999 consolidated financial statements.

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

               Statement 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Initial application of this Statement shall be as of the beginning of an entity's fiscal quarter. Earlier application of all of the provisions of this Statement is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. Earlier application of selected provisions of this Statement is not permitted. This Statement shall not be applied retroactively to financial statements of prior periods. Adoption of Statement 133 on January 1, 2000 did not have any effect on the Bank's consolidated financial position, results of operation or liquidity.

(2)  Restrictions on Cash

         To comply with Federal Reserve regulations, the Bank will be required to maintain certain average reserve balances. There were no daily reserve requirements for the weeks including December 31, 1999 and 1998 as the Bank had not met minimum average deposit levels under the current provisions of the regulations.

(3)  Securities

         The amortized costs, gross unrealized gains and losses, and proximate fair values of securities available-for-sale as of December 31, 1999 and 1998 were as follows:

                                                    1999
                                    ========================================
                                               Gross        Gross    Approx-
                                     Amort-    Unreal-     Unreal-    imate
                                       ized    ized          ized     Fair
                                      Costs    Gains        Losses    Values
                                    =======   ==========   =======   =======
U.S. Treasury                       $   200   $       --   $     2   $   198
U.S. Government agencies and
 corporations                        22,182           --     1,003    21,179
Mortgage-backed securities            2,675            2        35     2,642
States and political subdivisions     7,292           --       418     6,874
Corporate obligations                    99           --        --        99
Federal Home Loan Bank stock            500           --        --       500
Other equity securities                 497           --        25       472
                                    =======   ==========   =======   =======
     Total securities               $33,445   $        2   $ 1,483   $31,964
                                    =======   ==========   =======   =======


                                                      1998
                                    =========================================
                                                Gross     Gross      Approx-
                                     Amort-    Unreal-    Unreal-      imate
                                       ized      ized     ized          Fair
                                      Costs     Gains     Losses      Values
                                    -------   -------   -----------  -------
U.S. Treasury                       $   199   $     3   $        --   $   202
U.S. Government agencies and
 corporations                        14,680        47             2    14,725
Mortgage-backed securities            3,841        10            --     3,851
States and political subdivisions     6,105       193            --     6,298
Corporate obligations                   100         2            --       102
Federal Home Loan Bank stock            450        --            --       450
Other equity securities                 485         5            --       490
                                    -------   -------   -----------   -------
     Total securities               $25,860   $   260   $         2   $26,118
                                    =======   =======   ===========   =======

         The amortized costs and approximate fair values of available-for-sale securities as of December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                  Approx-
                                                         Amort-     imate
                                                           ized      Fair
                                                          Costs    Values
                                                        =======   =======

               Due in one year or less                  $    --   $    --
               Due after one year through five years      6,728     6,540
               Due after five years through ten years    16,330    15,490
               Due after ten years                        6,715     6,320
               Mortgage-backed securities                 2,675     2,642
               Equity securities                            997       972
                                                        -------   -------
                                       Total            $33,445   $31,964
                                                        =======   =======


         Securities with amortized costs of $4,596 and $1,220 as of December 31, 1999 and 1998, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

         The Federal Home Loan Bank stock is carried at cost and collateralizes lines of credit available from Federal Home Loan Bank.

(4)  Loans and Allowance for Loan Losses

         In the normal course of business, the Bank has made loans to officers, directors and/or related interests. At December 31, 1999 and 1998, $3,736 and $3,482, respectively, represented direct loans to officers and directors and $691 and $1,109, respectively, represented loans made to related interests of officers or directors and/or endorsed by officers or directors.

         The following table will summarize activity and amounts receivable from officers, directors and/or related interests:

                                                                                           1999           1998
                                                                                      -------------  --------------
                Balances at beginning of year                                         $       4,591  $        4,869
                Additions                                                                       396           2,052
                Repayments                                                                     (560)         (2,330)
                                                                                      -------------  --------------
                Balances at beginning of year                                         $       4,427  $        4,591
                                                                                      =============  ==============

                Activity in the allowance for loan losses is summarized as follows:

                                                                                           1999           1998
                                                                                      -------------  --------------
                Balances at beginning of year                                         $         708  $          459
                Provision for loan losses                                                       216             249
                Loan charge-offs                                                                (14)              -
                                                                                      -------------  --------------
                Balances at end of year                                               $         910  $          708
                                                                                      =============  ==============

                Nonperforming assets at December 31, 1999 and 1998 are detailed as follows:

                                                                                           1999           1998
                                                                                      -------------  --------------
                Nonaccrual loans                                                      $          87  $            -
                Restructured loans                                                                -               -
                Loans past due 90 days or more                                                    -             200
                                                                                      -------------  --------------
                  Total nonperforming loans                                                      87             200

                Foreclosed, repossessed and idled properties                                      -               -
                                                                                      -------------  --------------
                  Total nonperforming assets                                          $          87  $          200
                                                                                      =============  ==============

         Gross interest income that would have been recognized for each year if the nonaccrual loans and restructured loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, or if held part of the period, is detailed below. Applicable interest income that was actually collected and included in net income for each year is summarized below:

                                                                                           1999           1998
                                                                                      -------------  --------------
                Interest income, original terms                                       $           5  $            -
                Interest income, recognized                                           $           1  $            -

         The Bank has no restructured loans during the years ended December 31, 1999 or 1998.

         An allowance determined in accordance with SFAS No. 114 and No. 118 is provided for all impaired loans. The total recorded investment in impaired loans and the related allowance for loan losses at December 31, the average annual recorded investment in impaired loans and interest income recognized on impaired loans for the year (all approximate) are summarized below:


                                                                                           1999           1998
                                                                                      -------------  ---------------

                Recorded investment at December 31,                                   $         103   $           -
                Allowance for loan losses                                             $          10   $           -
                Average recorded investment for the year                              $         187   $           -
                Interest income recognized for the year                               $           2   $           -

         The Bank is not committed to lend additional funds to debtors whose loans have been modified.

         Loans approximating $12,435 and $12,896 and consisting primarily of residential mortgage loans collaterialized the line of credit available from the Federal Home Loan Bank at December 31, 1999 and 1998, respectively. In order to meet potential funding demands as a result Y2K issues the Bank established a line of credit at the Federal Reserve Bank of Richmond of approximately $22 million. The line of credit is collaterialized by the Bank's commercial real estate loans of approximately $34 million at December 31, 1999. The line was not drawn against and was closed subsequent to year end.

(5)  Premises and Equipment

         Components of premises and equipment and total accumulated depreciation and amortization as of December 31, 1999 and 1998 are as follows:

                                                                                           1999           1998
                                                                                      -------------  --------------
                Land and improvements                                                 $         654  $          293
                Building                                                                      1,257             477
                Furniture, fixtures and equipment                                             1,090             635
                Leasehold improvements                                                          328             310
                Construction in progress                                                          -             618
                                                                                      -------------  --------------
                                                                                              3,329           2,333

                Less accumulated depreciation
                 and amortization                                                               700             503
                                                                                      -------------  --------------
                                                                                      $       2,629  $        1,830
                                                                                      =============  ==============

         The Bank currently leases its main office location under a non-cancelable operating lease. The lease for the main office has an original term of five years with the option of two additional renewal terms of five years each. In addition, the Bank has entered into a lease for a branch location which opened in January 1997. The original lease term is for twelve years with an option to renew for one additional five-year term. Rental expenses under operating leases were approximately $107 and $94 for 1999 and 1998, respectively. Future minimum lease payments under non-cancelable operating leases were as follows at December 31, 1999:

                           2000                            $         126
                           2001                                      126
                           2002                                      126
                           2003                                      126
                           2004                                      126
                           Subsequent years                           45
                                                           -------------
                                                           $         675
                                                           =============

(6)  Income Taxes

         Total income tax expense (benefit) for the years ended December 31, 1999 and 1998 is allocated as follows:

                                                                                           1999           1998
                                                                                      -------------  --------------

                Income                                                                $         394  $          263
                Shareholders' equity for unrealized
                 gains (losses) on available-for-sale securities
                 recognized for financial statement purposes                                   (591)             59
                                                                                      -------------  --------------
                                                                                      $        (197) $          322
                                                                                      =============  ==============

                Income tax expense (benefit) consists of:
                  Current                                                             $         455  $           74
                  Deferred                                                                      (61)            189
                                                                                      -------------  --------------
                                                                                      $         394  $          263
                                                                                      =============  ==============

         Total income tax expense (benefit) differed from the "expected" amount computed by applying the U.S. Federal income tax rate of 34 percent to income before income taxes as a result of the following:

                                                                                           1999           1998
                                                                                      -------------  --------------

                Computed "expected" tax expense                                       $         488  $          347
                Increase (decrease) in income taxes
                  resulting from:
                   Tax-exempt interest income                                                  (110)            (66)
                   Tax exempt interest disallowance                                              16               9
                   Other                                                                          -             (27)
                                                                                      -------------  --------------
                Reported income tax expense                                           $         394  $          263
                                                                                      =============  ==============

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are as follows:

                                                                                           1999           1998
                                                                                      -------------  --------------

                Deferred tax assets:
                  Net unrealized losses on available-
                   for-sale securities                                                $         503  $            -
                  Loans, principally due to allowance
                   for loan losses                                                              275             207
                  Preopening expenses due to capitalization
                   for income tax purposes                                                       14              50
                  Depreciation                                                                   11               -
                                                                                      -------------  --------------
                Deferred tax assets                                                             803             257

                Deferred tax liabilities:
                  Net unrealized gains on available-
                   for-sale securities                                                            -              88
                  Other                                                                           2              20
                                                                                      -------------  --------------
                Deferred tax liabilities                                                          2             108
                                                                                      -------------  --------------
                Net deferred tax assets                                               $         801  $          149
                                                                                      =============  ==============

    (7)  Employee Benefit Plan

         The Corporation has a defined contribution plan (the Plan) qualifying under IRS Code Section 401(k). Eligible participants in the Plan can contribute up to 15 percent of their total annual compensation to the Plan. Employee contributions are matched by the Corporation based on a percentage of 25 percent in 1998, and 75 percent in 1999 of the employee's contribution up to a total of 6 percent of the employee's salary. For the years ended December 31, 1999, and 1998 the Corporation contributed $36 and $10 to the Plan, respectively.

    (8)  Stock Options

         The Company has an Incentive Stock Plan (the Plan) pursuant to which the Human Resource Committee of the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 103,950 shares (adjusted for stock split) of the Company's authorized, but unissued common stock. Accordingly, 103,950 shares of authorized, but unissued common stock are reserved for use in the Plan. All stock options have been granted with an exercise price equal to the stock's fair market value at the date of grant. Stock options generally have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of grant. In addition, certain options for 10,122 and 20,244 shares (adjusted for stock split) based on meeting certain performance criteria were granted to executive officers during 1999 and 1998, respectively.

         The per share weighted average fair value of stock options granted during 1999 and 1998 was $7.66 and $8.14, respectively, on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                            1999        1998
                                                       ----------  ----------

             Expected split yield                             0%          0%
             Risk-free interest rate                        7.0%       6.25%
             Expected life of options (in years)             10         7.5
             Expected volatility of stock price              12%         30%

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

                                                         1999           1998
                                                    -------------  ------------
                Net income:
                  As reported                       $       1,042  $        758
                  Pro forma                                   971           716

                Basic net income per share:
                  As reported                       $       1.03   $        .75
                  Pro forma                         $        .96   $        .71

                Diluted net income per share:
                  As reported                       $        .99   $        .73
                  Pro forma                         $        .92   $        .69

         Stock option activity during the years ended December 31, 1999 and 1998 (adjusted for stock split) is as follows:
                                                                    Exercise
                                                     Shares          Prices
                                                   ============   ============
                Balance at December 31, 1997             55,304          9.36
                Granted                                  25,494         10.19
                Exercised                                  (578)         9.76
                Expired/forfeited                          (630)         9.76
                                                   ------------
                Balance at December 31, 1998             79,590          9.72
                Granted                                  41,885         14.20
                Exercised                                  (420)         9.76
                Expired/forfeited                        (1,260)         9.76
                                                   ------------
                Balance at December 31, 1999            119,795         11.29
                                                   ============


         At December 31, 1999, the range of exercise prices and weighted average remaining contractual life of outstanding options was $8.33 - $16.67 and 7.5 years, respectively (adjusted for stock split).

         At December 31, 1999 and 1998, the number of options exercisable was 74,487 and 59,241, respectively, and the weighted average exercise price of those options was $9.51 and $9.49, respectively (adjusted for stock split).

    (9)  Restrictions on Payments of Dividends and Capital Requirements

         The Company's principal source of funds for dividend payments is dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company will depend on the Bank's earnings and capital position and is limited by state law, regulations and policies. A state bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand. Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in-capital of the bank. As of December 31,1999, the amount available for payment of dividends is $934. As of December 31, 1998, the Bank was in a deficit position, and, accordingly, no amounts were available for payment of dividends.

         The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the

         Corporation's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 1999, the Company and the Bank were categorized as well capitalized as defined by applicable regulations. To be categorized as well capitalized the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed the Company's or the Bank's category.

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

                                                                  To Be Well
                                                              Capitalized Under
                                              For Capital     Prompt Corrective
                               Actual      Adequacy Purposes  Action Provisions
                           --------------  -----------------  -----------------
                           Amount   Ratio   Amount    Ratio    Amount    Ratio
                           ------   -----   ------    -----    ------    -----

As of December 31, 1999:
  Total Capital
   (to Risk Weighted
   Assets):
     Consolidated          $10,943 10.68%    8,195      8.0%      N/A      N/A
     Valley Bank            10,309 10.08%    8,185      8.0%   10,232     10.0%
  Tier I Capital
   (to Risk Weighted
   Assets):
     Consolidated           10,033  9.79%    4,098      4.0%      N/A      N/A
     Valley Bank             9,399  9.19%    4,093      4.0%    6,139      6.0%
  Tier I Capital (Leverage)
   (to Average Assets):
     Consolidated           10,033  7.55%    5,316      4.0%      N/A      N/A
     Valley Bank             9,399  7.14%    5,264      4.0%    6,580      5.0%

                                                                  To Be Well
                                                              Capitalized Under
                                              For Capital     Prompt Corrective
                               Actual      Adequacy Purposes  Action Provisions
                           --------------  -----------------  -----------------
                           Amount   Ratio   Amount    Ratio    Amount    Ratio
                           ------   -----   ------    -----    ------    -----

As of December 31, 1998:
  Total Capital
   (to Risk Weighted
   Assets):
     Consolidated          $9,618  12.24%    6,288      8.0%      N/A      N/A
     Valley Bank            8,320  10.68%    6,234      8.0%    7,793     10.0%
  Tier I Capital
   (to Risk Weighted
   Assets):
     Consolidated           8,910  11.34%    3,144      4.0%      N/A      N/A
     Valley Bank            7,612   9.77%    3,117      4.0%    4,676      6.0%
  Tier I Capital (Leverage)
   (to Average Assets):
     Consolidated           8,910   8.65%    4,122      4.0%      N/A      N/A
     Valley Bank            7,612   7.47%    4,071      4.0%    5,094      5.0%


(10) Parent Company Financial Information

         Condensed financial information of Valley Financial Corporation is presented below:
                            Condensed Balance Sheets
                           December 31, 1999 and 1998

                                                                                           1999           1998
                                                                                      -------------  --------------
                  Assets
        Cash                                                                          $          69  $           65
        Securities available-for-sale                                                           735           1,266
        Investment in subsidiary, at equity                                                   8,452           7,677
        Other assets                                                                            316             597
                                                                                      -------------  --------------
                  Total assets                                                        $       9,572  $        9,605
                                                                                      =============  ==============

                Liabilities and Shareholders' Equity
        Total liabilities                                                             $         517  $          448
                                                                                      -------------  --------------

        Commitments and other matters                                                             -               -

     Shareholders' equity (notes 3, 7 and 8):
        Preferred stock, no par value.  Authorized
         10,000,000 shares; none issued and outstanding                                           -               -
        Common stock of no par value.  Authorized
         10,000,000 shares; issued and outstanding
         1,013,207 shares and 964,590 shares in 1999
         and 1998, respectively                                                               9,099           9,095
        Retained earnings (deficit)                                                             934            (108)
        Accumulated other comprehensive income (loss)                                          (978)            170
                                                                                      -------------  --------------
                  Total shareholders' equity                                                  9,055           9,157
                                                                                      -------------  --------------
                  Total liabilities and shareholders' equity                          $       9,572  $        9,605
                                                                                      =============  ==============

            Condensed Statements of Income and Comprehensive Income (Loss)
                      Year Ended December 31, 1999 and 1998

                                                                                           1999           1998
                                                                                      -------------  --------------
        Income:
          Interest income                                                             $         105  $           79
                                                                                      -------------  --------------
        Expenses:
          Interest expense                                                                       41               6
          Other expenses                                                                         48              40
                                                                                      -------------  --------------
                                                                                                 89              46
                  Income before income taxes and equity in
                   undistributed net income of subsidiary                                        16              33
        Income tax expense (benefit)                                                             (5)             12
                                                                                      -------------  --------------
                  Income before equity in undistributed
                   net income of subsidiary                                                      21              21
        Equity in net income of subsidiary                                                    1,021             737
                                                                                      -------------  --------------
                  Net income                                                                  1,042             758

        Equity in other comprehensive income (loss), net of deferred tax (expense) benefit:
          Net unrealized gains(losses) on securities
              available-for-sale                                                             (1,148)            114
                                                                                      -------------  --------------
                  Comprehensive income(loss)                                          $        (106) $          872
                                                                                      =============  ==============

                       Condensed Statements of Cash Flows
                     Years Ended December 31, 1999 and 1998

                                                                                           1999           1998
                                                                                      -------------  --------------

        Cash flows from operating activities:
        Net income                                                                    $       1,042  $          758
        Adjustments to reconcile net income to net
         cash provided by (used in) operating
          activities:
            Equity in net income of subsidiary                                               (1,021)           (737)
            Amortization of other assets                                                          9               9
            (Increase) decrease in other assets                                                  70            (542)
            Increase in other liabilities                                                        69             306
                                                                                      -------------  --------------
                        Net cash provided by (used in)
                         operating activities                                                   169            (206)
                                                                                      -------------  --------------

     Cash flows from investing activities:
        Purchases of securities available-for-sale                                             (125)         (1,219)
        Proceeds from sales, maturities and calls
         of securities available-for-sale                                                         -           1,350
        Investment in subsidiary                                                                (44)              -
                                                                                      -------------  --------------
                Net cash provided by (used in) investing activities                            (169)            131
                                                                                      -------------  --------------

     Cash flows from financing activities:
        Proceeds from exercise of stock options                                                   4               6
                                                                                      -------------  --------------
                Net cash provided by financing
                 activities                                                                       4               6
                                                                                      -------------  --------------
                Net increase (decrease) in cash                                                   4             (69)

     Cash at beginning of year                                                                   65             134
                                                                                      -------------  --------------
     Cash at end of year                                                              $          69  $           65
                                                                                      =============  ==============

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

                                                       1999           1998
                                                  -------------  --------------

                 Commitments to extend credit     $      24,904  $       18,542
                 Standby letters of credit        $         659  $        1,361

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

         Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. Unless renewed, substantially all of the Bank's credit commitments at December 31, 1999 will expire within one year. Management does not anticipate any material losses as a result of these transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

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

         (e)  Commitments to Extend Credit and Standby Letters of Credit

               The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at December 31, 1999 and 1998, and as such, the related fair values have not been estimated.

         (f)  Federal Home Loan Bank Advances

               The fair value of fixed rate borrowings are estimated using discounted cash flows based on current incremental borrowing rates for similar types of borrowing arrangements.

         (g)  Securities Sold Under Agreements to Repurchase

                  These agreements generally mature within one to seven days. The carrying amounts are a reasonable estimate of fair value.

         The carrying amounts and approximate fair values of the Corporation's financial instruments are as follows at December 31, 1999 and 1998:


                                                                   1999                          1998
                                                       -----------------------------  -----------------------------

                                                                          Approx-                        Approx-
                                                                           imate                         imate
                                                         Carrying          Fair           Carrying         Fair
                                                          Amounts         Values          Amounts        Values
                                                       ==============  =============  =============  ==============

Financial assets:
  Cash and due from banks                              $        4,027  $       4,027  $       3,462  $        3,462
  Money market investments                                      6,105          6,105          1,743           1,743
  Securities available-for-sale                                31,964         31,964         26,118          26,118
  Loans, net                                                   90,448         90,118         70,875          71,333
                                                       --------------  -------------  -------------  --------------
                  Total financial assets               $      132,544  $     132,214  $     102,198  $      102,656
                                                       ==============  =============  =============  ==============

Financial liabilities:
  Deposits                                             $      115,477  $     116,051  $      90,026  $       90,576
  Federal Home Loan Bank advances                              10,000         10,000          5,000           5,012
  Securities sold under agreements
   to repurchase                                                  992            992              -               -
                                                       --------------  -------------  -------------  --------------
                  Total financial
                   liabilities                         $      126,469  $     127,043  $      95,026  $       95,588
                                                       ==============  =============  =============  ==============

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

(14)  Time Deposits

        At December 31, 1999, the approximate scheduled maturities of time deposits are as follows:

                           1999                      $      53,420
                           2000                              4,156
                           2001                              4,068
                           2002                              3,631
                           2003                              2,916
                                                     -------------
                                                     $      68,191
                                                     =============
(15) Commitments

        On February 2, 2000 the Bank executed an agreement to purchase a branch from a large regional bank holding company. The purchase price is $485,000 and the branch is located in Roanoke, Virginia.

        At December 31, 1998, the Corporation had outstanding contractual commitments of approximately $400,000 related to construction of a new branch.

   (16) Short-term Borrowing

        Short-term debt consists of securities under agreements to repurchase and federal funds purchased, which generally mature within one to seven days from the transaction date. Additional is summarized below:

                                                          1999        1998
                                                         ---------  ----------

        Outstanding balance at December 31              $      992  $        -
        Year-end weighted average rate                        5.56%          -
        Daily average outstanding during the period     $      658  $      839
        Average rate for the period                           5.56%       5.60%
        Maximum outstanding at any month-end during
         the period                                     $    4,597  $    4,531

   (17) Other Comprehensive Income (Loss)

        Other comprehensive income (loss) net of income taxes and net of reclassification adjustments between net income and other comprehensive income (loss) relating to securities available-for-sale are reported in the Consolidated Statements of Income and Comprehensive Income (Loss). The information that follows discloses the reclassification adjustments and the income taxes related to securities available-for-sale that are included in other comprehensive income (loss), net of income taxes.

                                                                                           1999           1998
                                                                                      -------------  --------------
        Net unrealized gains (losses) on securities available-for-sale:
            Net unrealized holding gains (losses) during
              the year                                                                $      (1,739) $          190
            Less reclassification adjustments for gains
              included in net income                                                              -             (17)
         Income tax (expense) benefit                                                           591             (59)
                                                                                      -------------  --------------
                  Other comprehensive income (loss), net
                   of income taxes                                                    $      (1,148) $          114
                                                                                      =============  ==============


     (18) Subsequent Event - Stock Split

        On January 20, 2000, the Company declared a 1.05 for 1 stock split effectd in the form of a dividend payable on February 15, 2000 to shareholders of record on January 31, 2000. All prior period weighted average shares outstanding, net income per share, and srock option data has been adjusted to reflect the effects of the Company's stockk split.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company dismissed its independent auditors, KPMG LLP, on April 27, 1999 and engaged Larrowe & Company, PLC to audit the Company's financial statements for the year ending December 31, 1999. For the years ended December 31, 1998 and 1997, the Company received unqualified opinions in its audit reports. The decision to change independent accountants was approved by the Audit Committee of the Board of Directors pursuant to specific delegation of authority from the full Board of Directors, and was based on competitive factors. There were no disagreements between the Company and KPMG LLP during the last two fiscal years on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved, would have caused KPMG LLP to make reference to the subject matter of such disagreement in connection with its report with the former accountants. A copy of the disclosures required by Item 304 of Regulation S-B was given to KPMG LLP for review before it was filed on Form 8-K dated April 29, 1999 with the Commission and KPMG LLP addressed a letter to the Commission, in which KPMG LLP expressed its opinion on the statements made by the Company. The letter addressed to the Commission was filed as an exhibit on Form 8-K/A dated April 29, 1999 and is incorporated herein by reference.


                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by Item 401 of Regulation S-B is set forth under the caption "Information Concerning Directors and Nominees" on pages 3-5 of the Company's Proxy Statement dated March 22, 2000 and is incorporated herein by reference.

The information required by Item 405 of Regulation S-B is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 of the Company's Proxy Statement dated March 22, 2000 and is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-B is set forth under the caption "Executive Compensation" on pages 8-10 of the Company's Proxy Statement dated March 22, 2000 and is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by item 403 of Regulation S-B is set forth under the caption "Security Ownership of Certain Beneficial Owners" on page 3 of the Company's Proxy Statement dated March 22, 2000 and under the caption "Information Concerning Directors and Nominees" on pages 3-5 of the Company's Proxy Statement dated March 22, 2000 and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 404 of Regulation S-B is set forth under the caption "Certain

Relationships and Related Transactions" on page 6 of the Company's Proxy Statement dated March 22, 2000 and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this Report:

         1.       Financial Statements:
                  Independent Auditors' Report on 1999 Consolidated Financial Statements.
                  Independent Auditors' Report on 1998 Consolidated Financial Statements.


                  Consolidated Balance Sheets as of December 31, 1999 and 1998.

                  Consolidated Statements of Income and Comprehensive Income
                 (Loss) for the Years Ended December 31, 1999 and 1998.

                  Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1999 and 1998.

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1999 and 1998.

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

                  *10.6 Severance agreement dated February 9, 1998, by and between the Company and J. Randall Woodson.

                  21.      Subsidiaries of the Registrant.

                  24.      Power of Attorney.

                  27.      Financial Data Schedule.
_________________
*Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-KSB pursuant to Item 13(a).

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

         Form 8-K dated October 28, 1999 to report third quarter earnings and the related press release.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 29, 2000.


                                               Valley Financial Corporation


                                               By:   /s/ Ellis L. Gutshall
                                                  -----------------------------
                                                        Ellis L. Gutshall
                                                        President and Chief
                                                        Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities indicated as of March 29, 2000.


         Signature                                    Title


 /s/ Ellis L. Gutshall              President, Chief  Executive Officer
------------------------------          and Director (Chief Executive Officer)
(Ellis L. Gutshall)


 /s/ A. Wayne Lewis                 Executive Vice President, Chief
---------------------------            Operating Officer and Director
(A. Wayne Lewis)


 /s/ A. Wayne Lewis                 Chief Financial Officer
----------------------------          (Principal Financial Officer
(A. Wayne Lewis)                      and Principal Accounting Officer)


 /s/ Abney S. Boxley, III    *      Director
----------------------------
(Abney S. Boxley, III)


 /s/ William D. Elliot     *        Director
-----------------------------
(William D. Elliot)

                                    Director
-----------------------------
(Mason Haynesworth)

 /s/ Eddie F. Hearp                 Director
-----------------------------
(Eddie  F. Hearp)

 /s/ Anna L. Lawson        *        Director
-----------------------------
(Anna L. Lawson)

 /s/ Barbara B. Lemon      *        Director
-----------------------------
(Barbara B. Lemon)

 /s/ George W. Logan       *        Director
----------------------------
(George W. Logan)

 /s/ John W. Starr         *        Director
----------------------------
(Dr. John W. Starr)

 /s/ Ward W. Stevens       *        Director
----------------------------
(Dr. Ward W. Stevens)

                                    Director
----------------------------
(Maury L. Strauss)

/s/ Michael E. Warner               Director
----------------------------
(Michael E. Warner)



*  By /s/ A. Wayne Lewis
     --------------------------
         A. Wayne Lewis
         (Attorney in Fact)

                                INDEX TO EXHIBITS


EXHIBIT                                                                   PAGE
NUMBER    DESCRIPTION                                                     NUMBER
------    -----------                                                     ------

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

10.6      Severance agreement dated February 9, 1998, by and between          62
          the Company and J. Randall Woodson.

21        Subsidiaries of the Registrant.                                     77

24        Power of attorney.                                                  78

27        Financial Data Schedule.                                            80