Form 10QSB
period 2000-03-31
VALLEY FINANCIAL CORP /VA/
filed 2000-05-09
CIK 921590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                 (540) 342-2265
                (Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---   ---

At April 28, 2000, 1,013,207 shares of the issuer's common stock, no par value, were outstanding.

Transitional small business disclosure format:  Yes      No  x .
                                                   ---     ----

PART 1 - FINANCIAL INFORMATION

                          VALLEY FINANCIAL CORPORATION
                                   FORM 10-QSB
                                 MARCH 31, 2000

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

PART1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                          VALLEY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    March 31       December 31
                                                                                      2000            1999
                                                                                   ---------       -----------
Assets
              Cash and due from banks                                              $   3,533        $   4,027
              Money market investments:
                    Federal funds sold                                                     -            6,034
                    Interest-bearing deposits in other banks                              30               71
                                                                                   ---------        ---------
                         Total money market investments                                   30            6,105

              Securities available for sale                                           35,137           31,964
              Loans:
                    Commercial loans                                                  26,694           24,651
                    Commercial real estate loans                                      35,992           33,485
                    Residential real estate loans                                     21,710           19,773
                    Loans to individuals                                              14,349           13,481
                                                                                   ---------        ---------
                         Total loans                                                  98,745           91,390
              Less unearned income                                                       (33)             (32)
              Less allowance for loan losses                                            (974)            (910)
                                                                                   ---------        ---------
                         Total net loans                                              97,738           90,448
              Premises and equipment                                                   2,597            2,629
              Accrued interest receivable                                              1,034              989
              Other assets                                                               986              994
                                                                                   ---------        ---------
                         Total assets                                              $ 141,055        $ 137,156
                                                                                   =========        =========


Liabilities and Shareholders' Equity
              Deposits:
                    Non-interest bearing demand deposits                           $  15,532        $  14,328
                    Interest bearing demand deposits                                   7,171            9,423
                    Money market deposits                                             23,335           22,178
                    Other savings deposits                                             1,423            1,357
                    Certificates of deposits >100,000                                 12,358           12,974
                    Other time deposits                                               53,478           55,217
                                                                                   ---------        ---------
                         Total deposits                                              113,297          115,477
                                                                                   ---------        ---------

              Short-term borrowing                                                     3,589                -
              Securities sold under agreements to repurchase                           3,264              992
              Accrued interest payable                                                 1,232            1,034
              Other liabilities                                                          305              598
              Federal Home Loan Bank advances                                         10,000           10,000
                                                                                   ---------        ---------
                         Total liabilities                                           131,687          128,101
                                                                                   ---------        ---------

              Commitments and other contingencies

              Preferred stock, no par value. Authorized 10,000,000
                 shares; none issued and outstanding.
              Common stock, no par value. Authorized 10,000,000 shares;
                    issued and outstanding 1,013,207 at March 31, 2000
                    and 1,013,207 at December 31, 1999                                 9,099            9,099
              Accumulated retained earnings                                            1,258              934
              Accumulated other comprehensive loss                                      (989)            (978)
                                                                                   ---------        ---------
                         Total shareholders' equity                                    9,368            9,055
                                                                                   ---------        ---------
                         Total liabilities and shareholders' equity                $ 141,055        $ 137,156
                                                                                   =========        =========

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             For the Period             For the Period
                                                             January 1, 2000            January 1, 1999
                                                                Through                    Through
                                                             March 31, 2000             March 31, 1999
                                                             --------------             --------------
Interest Income:
     Interest and fees on loans                              $     2,044                $     1,540
     Interest on money market investments                             20                         14
     Interest on securities - taxable                                455                        298
     Interest on securities - nontaxable                              98                         73
                                                             -----------                -----------
          Total interest income                                    2,617                      1,925
                                                             -----------                -----------
Interest Expense:
     Interest on certificates of deposit > 100,000                   169                        110
     Interest on other deposits                                      977                        781
     Interest on Federal Home Loan Bank advances                     132                         62
     Interest on repurchase agreements                                23                          -
     Interest on borrowed funds                                       15                          5
                                                             -----------                -----------
          Total interest expense                                   1,316                        958
                                                             -----------                -----------
          Net interest income                                      1,301                        967

Provision for loan losses                                             64                         73
                                                             -----------                -----------
          Net interest income after provision for loan losses      1,237                        894
                                                             -----------                -----------
Noninterest income:
          Service charges on deposit accounts                         64                         46
          Other fee income                                            20                         28
          Securities gains (losses)                                    -                          -
                                                             -----------                -----------
               Total noninterest income                               84                         74
                                                             -----------                -----------
Noninterest expense:
          Compensation expense                                       477                        377
          Occupancy and equipment expense, net                       107                         77
          Data processing expense                                     51                         39
          Marketing and advertising expense                           14                         26
          Office supplies expense                                     14                         30
          Other expense                                              209                        146
                                                             -----------                -----------
               Total noninterest expense                             872                        695
                                                             -----------                -----------

Net income before taxes                                              449                        273

Provision for income taxes                                           125                         72
                                                             -----------                -----------

Net income                                                   $       324                $       201
                                                             ===========                ===========

Basic earnings per share                                     $       .32                $       .20
                                                             ===========                ===========

Diluted earnings per share                                   $       .31                $       .19
                                                             ===========                ===========

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                For the Period          For the Period
                                                                January 1, 2000         January 1, 1999
                                                                   Through                 Through
                                                                March 31, 2000          March 31, 1999
                                                                --------------          --------------
Cash Flows From Operating Activities:
  Net income                                                     $     324               $     201
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Provision for loan losses                                          64                      73
     Depreciation and amortization of bank
     premises and equipment                                             59                      40
     Amortization of organizational expenses                             -                      14
     Net amortization (accretion) of premiums
     and discounts                                                       1                      14
     Increase (decrease) in unearned fees                                1                      (3)
     (Increase) decrease in accrued interest receivable                (45)                     76
     (Increase) decrease in other assets                                12                     (74)
     Increase in accrued interest payable                              198                      19
     Decrease in other liabilities                                    (293)                    (26)
                                                                 ---------               ---------
Net cash provided by operating activities                              321                     334
                                                                 ---------               ---------

Cash Flows From Investing Activities:
     (Increase) decrease in money market investments                 6,075                  (8,780)
     Purchases of premises and equipment                               (27)                   (387)
     Purchases of securities available-for-sale                     (3,389)                 (2,124)
     Proceeds from sales, calls, and maturities of
     securities available-for-sale                                     200                   3,438
     Increase in loans                                              (7,355)                 (6,027)
                                                                 ---------               ---------
Net cash used in investing activities                               (4,496)                (13,880)
                                                                 ---------               ---------

Cash Flows From Financing Activities:
     Increase (decrease) in time deposits greater
     than $100,000                                                    (616)                    545
     Decrease in other time deposits                                (1,739)                 (1,243)
     Increase in other deposits                                        175                  13,483
     Increase in short-term borrowings                               5,861                       -
     Proceeds from the issuance of common stock                          -                       4
                                                                 ---------               ---------
     Net cash provided by financing activities                       3,681                  12,789
                                                                 ---------               ---------

Net Decrease in Cash and Due From Banks                               (494)                   (757)
     Cash and Due From Banks at Beginning of Period                  4,027                   3,462
                                                                 ---------               ---------
     Cash and Due From Banks at End of Period                    $   3,533               $   2,705
                                                                 =========               =========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                    $   1,118               $     939
                                                                 =========               =========
     Cash paid during the period for taxes                       $     331               $     115
                                                                 =========               =========

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION

                   Notes to Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)

(In thousands, except share and per share data)

         (1)      Organization and Summary of Significant Accounting Policies

                  Valley Financial Corporation (the "Company") was incorporated under the laws of the Commonwealth of Virginia on March 15, 1994, primarily to serve as a holding company for Valley Bank (the "Bank"), which opened for business on May 15, 1995. The Company's fiscal year end is December 31.

                  The consolidated financial statements of the Company conform to generally accepted accounting principles and to general banking industry practices. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the consolidated financial statements herein have been included. The consolidated financial statements herein should be read in conjunction with the Company's 1999 Annual Report on Form 10-KSB.

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

         (3)      Securities

                  The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at March 31, 2000 are shown in the table below. The entire investment portfolio is classified as available-for-sale in order to provide maximum liquidity for funding needs. As of March 31, 2000, investments with amortized costs and fair values of $14,146 and $13,535, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

          ========================================== ============= ============== ============== ===============

                                                       Carrying     Unrealized     Unrealized      Approximate
          Securities available for sale:                Values         Gains         Losses        Fair Values
                                                     ------------- -------------- -------------- ---------------
          U.S. Treasury                                      $200         $0          ($2)             $198

          U.S. Government agencies                         23,435          0       (1,055)           22,380

          Mortgage-backed securities                        3,728          2           (64)           3,666

          States and political subdivisions                 8,154          0          (360)           7,794

          Corporate debt securities                           100          0            (1)              99

          Equity securities                                 1,018          0           (18)           1,000
                                                            -----          -           ----           -----

               Total securities available for sale        $36,635         $2       ($1,500)         $35,137
                                                          =======        ===       ========         =======
          ======================================================================================================

         (4)      Allowance for Loan Losses

                  Changes in the allowance for loan losses are as follows:

                                                          2000         1999
                                                          ----         ----

                           Balance at January 1           $910         $708

                           Provision for loan losses        64           73

                           Recoveries                        0            0

                           Charged off loans                 0            0
                                                             -            -

                           Balance at March 31            $974         $781
                                                          ====         ====

         (4)      Earnings Per Share

                  Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following table summarizes the shares utilized in the computations:

                                   Weighted Average Shares Outstanding

                  Three months ending March 31:       Basic           Diluted
                                                      -----           -------

                               2000                  1,013,207        1,058,913
                                                     =========        =========

                               1999                  1,013,083        1,040,478
                                                     =========        =========


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

                  The adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company has net unrealized gains (losses) on available-for-sale securities, an item of other comprehensive income. For the three months ended March 31, 2000 and 1999, total comprehensive income was $313 and $91, respectively.

                  The information that follows discloses the income taxes related to securities available-for-sale that are included in other comprehensive loss, net of income taxes for the three month periods ended March 31, 2000 and 1999.

                                                           For the Three Months Ended     For the Three Months Ended
                                                                March 30, 2000                 March 31, 1999
                                                                --------------                 --------------
Net unrealized losses on securities available-for-sale:
  Net unrealized holding losses during the year                  $     (16)                      $    (167)
   Income tax benefit                                                    5                              57
                                                                       -----                          -----
        Other comprehensive loss, net of income taxes            $     (11)                      $    (110)
                                                                       ======                         =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS (000'S OMITTED, EXCEPT FOR SHARE AND PER SHARE INFORMATION).

The following is management's discussion and analysis of the financial condition and results of operations of the Company as of and for the three months ended March 31, 2000 and 1999. The discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

OVERVIEW

The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995.

Total assets at March 31, 2000 were $141,055, up 3% from $137,156 at December 31, 1999. The principal components of the Company's assets at the end of the period were $35,137 in securities available-for-sale and $98,745 in gross loans. Total liabilities at March 31, 2000 were $131,687, up 3% from $128,101 at December 31, 1999 with the increase represented by a $2,272 growth in securities sold under agreements to repurchase, an increase in short-term borrowings of $3,589, offset by a $2,180 decline in total deposits.

Total shareholders' equity at March 31, 2000 was $9,368 consisting of $9,099 in net proceeds from the issuance of common stock, increased by accumulated retained earnings of $1,258 and decreased by $989 of unrealized losses on securities available-for-sale, net of related deferred tax liability. At December 31, 1999, total shareholders' equity was $9,055. Exclusive of unrealized gains (losses) on investment securities, shareholders' equity was $10,357 at March 31, 2000 and $10,033 at December 31, 1999.

The Company had net income of $324 for the three months ended March 31, 2000 compared with $201 recorded for the three months ended March 31, 1999, a 61% increase. The significant improvement in profitability in the three month period results from higher interest income and net interest income partially offset by increased noninterest expenses in most categories.

Profitability as measured by the Company's return on average assets ("ROA") was
 .95% for the three months ended March 31, 2000 compared to .76% for the same period in 1999. Return on average equity ("ROE") was 12.70% for the three months ended March 31, 2000 compared to 8.95% for the same period in 1999. The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities.

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

Net interest income was $1,301 for the three months ended March 31, 2000 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income for the three months of 2000 increased 35% from $967 for the same period in 1999. The net interest margin on a fully taxable equivalent ("FTE ") basis was 4.12% for the three months of 2000, an increase of 11 basis points from the 4.01% reported for the same period in 1999. The Company has been successful in increasing the net interest margin despite Federal Reserve rate increases and fierce competition for deposits by offsetting cost of fund increases with higher yields on earning assets.

PROVISION FOR LOAN LOSSES. A provision for loan losses of $64 was provided during the three months ended March 31, 2000, a decrease of $9 or 12% over the same period in 1999, in recognition of management's estimate of inherent risks associated with lending activities. Due to the Bank's limited operating history, this estimate is primarily based on industry practices and consideration of local economic factors. The amount of the provision for loan losses is a charge against current earnings, and actual loan losses are charged against the allowance for loan losses. The allowance for loan losses was $974 as of March 31, 2000 and represented approximately 1.00% of net loans outstanding versus 1.01% of net loans at December 31, 1999 (see Note 4 to the Consolidated Financial Statements). Despite the $7,355 growth or 8% increase in gross loans from December 31, 1999 to March 31, 2000, the provision expense decreased by $9, almost entirely represented by the additional $10 specific reserve accrued in the first quarter of 1999 due to the impairment of one of the Bank's commercial loans which was placed on nonaccrual status in April 1999.

No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about the loan portfolio and other information available to them at the time of their examinations.

NONINTEREST INCOME. Noninterest income of $84 in the three months ended March 31, 2000 consisted of service charges and fees on accounts and other miscellaneous income, and represented an increase of $10 or 14% over the $74 reported for the same period one year earlier. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

NONINTEREST EXPENSE. Noninterest expense for the first three months of 2000 was $872, an increase of $177 or 25% over the same period in 1999. The largest components of the increase were compensation expense as additional employees were hired due to growth, occupancy expense due to growth and expansion, growth-related data processing expense, and increases in various other expense categories. Noninterest expenses are expected to increase in future years as a direct result of business growth and expansion.


YEAR 2000. The Company spent a significant amount of time planning, testing, and upgrading for the changeover of information technology systems to January 1, 2000 and other identified sensitive dates. The planning and preparation was successful, as January 1 and February 29, 2000 arrived and departed with no identified problems with any Bank IT system. The Company incurred no expenses in the first quarter 2000 in relation to the Year 2000 changeover.

INCOME TAXES. To reflect the Company's anticipated federal income tax liability, an expense of $125 and $72 at an effective tax rate of 28% and 26% was recognized in the three months ended March

31, 2000 and March 31, 1999, respectively.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Asset/liability management activities are designed to ensure that adequate liquidity is available to meet loan demand or deposit outflows and to manage the impact of interest rate fluctuations on net interest income through the management of the Company's interest sensitivity position.

LIQUIDITY. Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers' credit needs. Liquidity represents a financial institution"s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.

The Company's asset liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities/prepayments and loan repayments. The Company's ratio of liquid assets to deposits and short-term borrowings was 32% at March 31, 2000 and 36% at December 31, 1999. The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. The Company had Federal funds sold of $0 and $6,034 at March 31, 2000 and December 31, 1999, respectively.

Securities purchases in conjunction with substantial loan growth in the amount of $7,355 in the first quarter of 2000 depleted all excess cash reserves held as of December 31, 1999. The Company had purchased overnight federal funds in the amount of $3,589 as of March 31, 2000.

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

In addition to asset liquidity, the Company would have liquidity available to it through increasing certain categories of liabilities. It could purchase overnight federal funds, borrow from correspondent banks, sell securities under a repurchase agreement or obtain advances from the Federal Home Loan Bank. As of December 31, 1999, the Bank had established a line of credit at the Federal Reserve Bank of Richmond of approximately $22 million. Effective March 1, 2000 this line, which was collaterialized by the Bank's commercial real estate loans, was closed. As a result of the Company's management of liquid assets and the ability to generate liquidity through alternative funding sources, management believes the Company maintains overall liquidity sufficient to meet its depositors' requirements and satisfy its customers' credit needs.

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

Investment securities at March 31, 2000 were $35,137, an increase of $3,173 or 10% from their level of $31,964 on December 31, 1999. The securities increase in the amount of $3,173 was funded from the excess cash reserves held at December 31, 1999 in anticipation of the century change.

For more information on the investment portfolio, see Note 3 to the Consolidated Financial Statements.

LOAN PORTFOLIO

The Company's total loans were $98,745 at March 31, 2000, an increase of $7,355 or 8% from the $91,390 reported at December 31, 1999. The Company's ratio of net loans to total deposits stood at 86% at March 31, 2000 and 78% at December 31, 1999. Management seeks to maintain the ratio of loans to deposits in a range of 70% to 85%.


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

COMMERCIAL LOANS. Commercial and industrial loans accounted for 27% of the loan portfolio as of

March 31, 2000 and stood at $26,694 versus $24,651 three months earlier. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The creditworthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

COMMERCIAL REAL ESTATE LOANS. Commercial real estate construction and commercial real estate mortgages represent interim and permanent financing of commercial properties that are secured by real estate, and were 36% of total loans at March 31, 2000. Outstanding loans in this category equaled $35,992 and $33,485 at March 31, 2000 and December 31, 1999, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties. These borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

RESIDENTIAL REAL ESTATE LOANS. Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $21,710 in loans (22% of total loans) at March 31, 2000 and $19,773 in such loans at December 31, 1999. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years and offers a bi-weekly payment option to encourage faster repayment. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

LOANS TO INDIVIDUALS. Loans to individuals include installment loans and home equity lines of credit/loans secured by junior liens on residential real estate. The loan proceeds typically are used to purchase vehicles, finance home remodeling or higher education, or for other consumer purposes.
Loans to individuals totaled $14,349 (15% of total loans) at March 31, 2000 compared to $13,481 at December 31, 1999.

NONPERFORMING ASSETS. Nonperforming assets include nonaccrual loans, restructured loans, loans past due 90 days or more and foreclosed/repossessed property. A loan will be placed on nonaccrual status when collection of all principal or interest is deemed unlikely. Once placed on nonaccrual status, interest is recognized on the cash basis. A loan will automatically be placed on nonaccrual status when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of being collected. In this case, the loan will continue to accrue interest in despite its past due status.

A restructured loan is a loan in which the original contract terms have been modified due to a borrower's financial condition or there has been a transfer of assets in full or partial satisfaction of the loan. A modification of original contractual terms is generally a concession to a borrower that a lending institution would not normally consider. Since the Bank opened in May of 1995, restructured loans have never been a component of the loan portfolio. The entire balance of restructured loans as reported in the table below is comprised of two loan customers. Due to proper collateralization of the loans, a timely and proper review of credit quality and restructuring of the loans as deemed necessary, the Company believes at the present time that all amounts of principal and interest as detailed in the contractual terms will be collected. However, the Company cannot give assurance that unforeseen economic conditions or other circumstances will not result in impairment.

Once a month the Officers' Loan Committee will review all loans on the bank's watch list to determine proper action and reporting of any loans identified as substandard by the credit quality review.

Nonperforming assets at March 31, 2000, December 31, 1999 and March 31, 1999 are detailed as follows:

                                        March 31,     December 31,     March 31,
                                          2000           1999            1999
                                          ----           ----            ----

Nonaccrual loans                       $    83        $    87         $    -
Restructured loans                         832              -              -
Loans past due 90 days or more               -              -              -
                                          ----           ----            ----
     Total nonperforming loans             915             87              -

Foreclosed, repossessed and idled
     properties                              -              -              -
                                          ----           ----            ----

     Total nonperforming assets        $   915        $    87         $    -
                                          ====           ====            ====


If the nonaccrual loans disclosed above had performed in accordance with their original terms, additional interest income in the amount of $2, $4 and $0 would have been recorded for the three months ended March 31, 2000, the year ended December 31, 1999 and the three months ended March 31, 1999.

DEPOSITS

As of March 31, 2000 total deposits were $113,297, a decrease of $2,180 or 2% from their level of $115,477 at December 31, 1999. The major categories of decreases were time deposits and interest bearing demand deposits in the amounts of $2,355 and $2,252, respectively offset by increases in the other categories.

At March 31, 2000 noninterest-bearing demand deposits were $15,532 or 14% of total deposits. On December 31, 1999 noninterest bearing demand deposits were $14,328 or 12% of total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) were $47,461 or 42% of total deposits at March 31, 2000, compared with $47,286 or 41% of total deposits at December 31, 1999. Total interest bearing deposits stood at $97,765 at March 31, 2000, a decrease of $3,384 or 3% over their level of $101,149 at December 31, 1999.

The Company placed in service a commercial sweep account program in third quarter 1999. The balance in the program grew in the fourth quarter 1999 to a balance of $992 as of December 31, 1999. During the first quarter 2000, the balance grew by $2,272 to $3,264. The program consists of establishing a demand deposit account in which the Bank invests available balances daily in securities on an overnight basis subject to repurchase. On the following business day, the Bank will repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month. The contractual agreement states that a repurchase agreement is not a deposit and therefore is not insured by the Federal Deposit Insurance Corporation. Therefore, these repurchase balances are not reported as deposits but as short-term borrowings. If the balances in the commercial sweep accounts had been reported as deposits and not short-term borrowings, total deposits would have increased by $92 vs. the $2,180 decrease as reported.

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

CAPITAL RESOURCES

The Company's financial position at March 31, 2000 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. Capital ratios are in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company"s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.


Total shareholders' equity was $9,368 at March 31, 2000 compared with $9,055 at December 31, 1999, an increase of $313 or 3%. The increase is attributable to a $11 decrease in accumulated other comprehensive loss offset by net income for the first three months of $324. Exclusive of unrealized gains (losses) on investment securities, shareholders' equity was $10,357 at March 31, 2000 and $10,033 at December 31, 1999.

For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:

-------------- ------------ -------------- ------------- -------------
Ratio            3/31/00       12/31/99       3/31/99       Minimum
-----            -------       --------       -------       -------
-------------- ------------ -------------- ------------- -------------
Tier 1             9.5%          9.8%          10.6%          4%
-------------- ------------ -------------- ------------- -------------
Total             10.4%         10.7%          11.5%          8%
-------------- ------------ -------------- ------------- -------------
Leverage           7.5%          7.6%          8.5%           4%
-------------- ------------ -------------- ------------- -------------

It is anticipated that the Company"s capital adequacy ratios will continue to decline as long as the rate of asset growth continues to outstrip the rate of internal capital generation through retention of earnings. If this trend continues, the Company in the future will have to raise additional capital funds or curtail its rate of asset growth.

RECENT AND FUTURE ACCOUNTING CONSIDERATIONS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 133 established standards for accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 was issued to establish guidelines over the accounting and reporting of derivative instruments and hedging activities.

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


ITEM 5.  OTHER INFORMATION.

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      The Company filed the following exhibits for the quarter ended March
         31, 2000:

         27. Financial Data Schedule

(b) The Company filed one report on Form 8-K during the quarter ended March 31, 2000. The report, dated January 21, 2000, reported the Company"s consolidated financial results for the year ended December 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             VALLEY FINANCIAL CORPORATION



May 8, 2000                                          /s/ Ellis L. Gutshall
--------------------                         -----------------------------
Date                                                Ellis L. Gutshall, President
                                                    and Chief Executive Officer



May 8, 2000                                         /s/ A. Wayne Lewis
----------------------                       ----------------------------
Date                                                A. Wayne Lewis, Executive
                                                    Vice President and Chief
                                                    Financial Officer