Form 10QSB
period 2000-06-30
VALLEY FINANCIAL CORP /VA/
filed 2000-08-11
CIK 921590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes X    No
          ----     ----

At July 31, 2000, 1,013,207 shares of the issuer's common stock, no par value, were outstanding.

Transitional small business disclosure format:  Yes [ ]    No  [X]
                                                    ---        ---

                          VALLEY FINANCIAL CORPORATION
                                  FORM 10-QSB
                                 June 30, 2000

                                     INDEX


Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           Consolidated Balance Sheets                         3
                           Consolidated Statements of Income                   4
                           Consolidated Statements of Cash Flows               6
                           Notes to Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis                        10


Part II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders         21

         Item 5.  Other Information                                           22

         Item 6.  Exhibits and Reports on Form 8-K                            22


SIGNATURES                                                                    23

         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          VALLEY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                      June 30    December 31
                                                                        2000         1999
                                                                      ---------    ---------
Assets
         Cash and due from banks                                      $   5,147    $   4,027
         Money market investments:
                  Federal funds sold                                      1,309        6,034
                  Interest-bearing deposits in other banks                   75           71
                                                                      ---------    ---------
                           Total money market investments                 1,384        6,105

         Securities available for sale                                   34,910       31,964
         Loans:
                  Commercial loans                                       27,771       24,651
                  Commercial real estate loans                           37,673       33,485
                  Residential real estate loans                          26,000       19,773
                  Loans to individuals                                   15,490       13,481
                                                                      ---------    ---------
                           Total loans                                  106,934       91,390
         Less unearned income                                               (33)         (32)
         Less allowance for loan losses                                  (1,073)        (910)
                                                                      ---------    ---------
                           Net loans                                    105,828       90,448
         Premises and equipment                                           2,559        2,629
         Accrued interest receivable                                      1,135          989
         Other assets                                                       990          994
                                                                      ---------    ---------
                           Total assets                               $ 151,953    $ 137,156
                                                                      =========    =========

Liabilities and Shareholders' Equity
         Deposits:
                  Non-interest bearing demand deposits                $  19,382    $  14,328
                  Interest bearing demand deposits                        7,448        9,423
                  Money market deposits                                  21,698       22,178
                  Other savings deposits                                  1,543        1,357
                  Certificates of deposits >100,000                      14,157       12,974
                  Other time deposits                                    57,279       55,217
                                                                      ---------    ---------
                           Total deposits                               121,507      115,477
                                                                      ---------    ---------

Short-term borrowings                                                     3,000            -
Securities sold under agreements to repurchase                            4,167          992
Accrued interest payable                                                  1,034        1,034
Other liabilities                                                           211          598
Subordinated capital note                                                 2,300            -
Federal Home Loan Bank advances                                          10,000       10,000
                                                                      ---------    ---------
                           Total liabilities                            142,219      128,101
                                                                      ---------    ---------
Commitments and other contingencies

Preferred stock, no par value. Authorized 10,000,000 shares;
         none issued and outstanding
Common stock, no par value.  Authorized 10,000,000
         shares; issued and outstanding 1,013,207 at
         June 30, 2000 and 1,013,207 at December
         31,1999                                                          9,099        9,099
Accumulated retained earnings                                             1,618          934
Accumulated other comprehensive loss                                       (983)        (978)
                                                                      ---------    ---------
                           Total shareholders' equity                     9,734        9,055
                                                                      ---------    ---------
                           Total liabilities and shareholders' equity $ 151,953    $ 137,156
                                                                      =========    =========

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                          For the Period     For the Period
                                                          January 1, 2000    January 1, 1999
                                                              Through            Through
                                                           June 30, 2000      June  30, 1999
                                                           -------------      --------------
Interest Income:
         Interest and fees on loans                            $4,378             $3,192
         Interest on money market investments                      25                 34
         Interest on securities - taxable                         907                643
         Interest on securities - nontaxable                      195                153
                                                                -----              -----
                  Total interest income                         5,505              4,022
                                                                -----              -----
Interest Expense:
         Interest on certificates of deposit > 100,000            363                243
         Interest on other deposits                             2,034              1,605
         Interest on Federal Home Loan Bank advances              265                157
         Interest on repurchase agreements                         64                  -
         Interest on borrowed funds                                84                 17
                                                                -----              -----
                  Total interest expense                        2,810              2,022
                                                                -----              -----

                  Net interest income                           2,695              2,000

Provision for loan losses                                         163                127
                                                                -----              -----

         Net interest income after provision for loan losses    2,532              1,873
                                                                -----              -----
Noninterest  income:
         Service charges on deposit accounts                      152                101
         Other fee income                                          43                 45
         Securities gains (losses)                                  -                  -
                                                                -----              -----

                  Total noninterest income                        195                146
                                                                -----              -----

Noninterest  expense:
         Compensation expense                                     944                781
         Occupancy and equipment expense, net                     214                179
         Data processing expense                                  101                 81
         Marketing and advertising expense                         55                 73
         Office supplies expense                                   34                 52
         Other expense                                            425                292
                                                                -----              -----
                 Total noninterest expense                      1,773              1,458
                                                                -----              -----

Net income before taxes                                           954                561

Provision  for income taxes                                       270                147

Net income                                                     $  684             $  414
                                                               ======             ======
Basic earnings per share                                       $  .68             $  .41
                                                               ======             ======

Diluted earnings per share                                     $  .65             $  .40
                                                               ======             ======

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                              For the Period  For the Period
                                                              April 1, 2000   April 1, 1999
                                                                  Through         Through
                                                              June 30, 2000   June  30, 1999
                                                              -------------   --------------
Interest Income:
         Interest and fees on loans                              $2,334           $1,652
         Interest on money market investments                         5               20
         Interest on securities - taxable                           452              345
         Interest on securities - nontaxable                         97               80
                                                                 ------           ------
                  Total interest income                           2,888            2,097
                                                                 ------           ------

Interest Expense:
         Interest on certificates of deposit > 100,000              194              133
         Interest on other deposits                               1,057              824
         Interest on Federal Home Loan Bank advances                133               95
         Interest on repurchase agreements                           41                -
         Interest on borrowed funds                                  69               12
                                                                 ------           ------
                  Total interest expense                          1,494            1,064
                                                                 ------           ------

                  Net interest income                             1,394            1,033

Provision for loan losses                                            99               54
                                                                 ------           ------

         Net interest income after provision for loan losses      1,295              979
                                                                 ------           ------

Noninterest  income:
         Service charges on deposit accounts                         88               55
         Other fee income                                            23               17
         Securities gains (losses)                                    -                -
                                                                 ------           ------
                  Total noninterest income                          111               72
                                                                 ------           ------

Noninterest  expense:
         Compensation expense                                       467              404
         Occupancy and equipment expense, net                       107              102
         Data processing expense                                     50               42
         Marketing and advertising expense                           41               47
         Office supplies expense                                     20               22
         Other expense                                              216              146
                                                                 ------           ------
                  Total noninterest expense                         901              763
                                                                 ------           ------

Net income before taxes                                             505              288

Provision  for income taxes                                         145               75
                                                                 ------           ------

Net income                                                       $  360           $  213
                                                                 ======           ======

Basic earnings per share                                         $  .36           $  .21
                                                                 ======           ======

Diluted earnings per share                                       $  .34           $  .20
                                                                 ======           ======

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                              For the Period     For the Period
                                                              January 1, 2000    January 1, 1999
                                                                  Through             Through
                                                              June 30, 2000      June 30, 1999
                                                             ----------------    ---------------
Cash Flows From Operating Activities:
         Net income                                              $    684            $    414
         Adjustments to reconcile net income to net cash
         provided by operating activities:
                  Provision for loan losses                           163                 127
                  Depreciation and amortization of bank
                    premises and equipment                            115                 107
                  Amortization of organizational expenses               -                  14
                  Amortization (accretion) of premiums and
                    discounts                                          12                  25
                  Increase (decrease) in unearned fees                  1                  (3)
                  Increase in accrued interest receivable            (146)               (117)
                  (Increase) decrease in other assets                   6                 (81)
                  Decrease in accrued interest payable                  -                 (27)
                  Decrease in other liabilities                      (387)                (15)
                                                                 --------            --------
Net cash provided by operating activities                             448                 444
                                                                 --------            --------

Cash Flows From Investing Activities:
         Decrease in money market investments                       4,721               1,661
         Purchases of premises and equipment                          (45)               (870)
         Purchases of securities available-for-sale                (3,538)            (14,112)
         Proceeds from sales, calls, and maturities of
           securities available-for-sale                              573               6,971
         Increase in loans                                        (15,544)            (12,064)
                                                                 --------            --------

Net cash used in investing activities                             (13,833)            (18,414)
                                                                 --------            --------
Cash Flows From Financing Activities:
         Increase in time deposits greater than $100,000            1,183               2,436
         Increase in other time deposits                            2,062               5,306
         Increase in other deposits                                 2,785                 408
         Increase in short-term borrowings                          6,175               4,597
         Proceeds from subordinated capital note                    2,300                   -
         Proceeds from Federal Home Loan Bank advances                  -               5,000
         Proceeds from the issuance of common stock                     -                   4
                                                                 --------            --------
Net cash provided by financing activities                          14,505              17,751
                                                                 --------            --------

Net increase (decrease) in Cash and Due From Banks                  1,120                (219)

Cash and Due From Banks at Beginning of Period                      4,027               3,462
                                                                 --------            --------

Cash and Due From Banks at End of Period                         $  5,147            $  3,243
                                                                 ========            ========
Supplemental disclosure of cash flow information:
         Cash paid during the period for interest                $  2,810            $  2,049
                                                                 ========            ========
         Cash paid during the period for taxes                   $    650            $    176
                                                                 ========            ========

See accompanying notes to consolidated financial statements

                          VALLEY FINANCIAL CORPORATION

                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

         (3)      Securities

                  The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at June 30, 2000 are shown in the table below. The entire investment portfolio is classified as available-for-sale in order to provide maximum liquidity for funding needs. As of June 30, 2000, investments with amortized costs and fair values of $18,779 and $17,961, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

          ======================================================================================================
                                                       Carrying     Unrealized     Unrealized      Approximate
          Securities available for sale:                Values         Gains         Losses        Fair Values
                                                     ------------- -------------- -------------- ---------------
          U.S. Treasury                                   $200          $0              ($1)            $199

          U.S. Government agencies                      23,283           6           (1,060)          22,229

          Mortgage-backed securities                     3,496           0              (67)           3,429

          States and political subdivisions              8,154           0             (353)           7,801

          Corporate debt securities                        100           0               (1)              99

          Equity securities                              1,168           0              (15)           1,153
                                                         -----           -             ----            -----

               Total securities available for sale     $36,401          $6          ($1,497)         $34,910
                                                       =====================================================
          ======================================================================================================

         (4)      Allowance for Loan Losses

                  Changes in the allowance for loan losses are as follows:

                                                            2000        1999
                                                            ----        ----
                           Balance at January 1             $910        $708
                           Provision for loan losses         163         127
                           Recoveries                          0           0
                           Charged off loans                   0         (2)
                                                               -         ---
                           Balance at June 30             $1,073        $833
                                                          ======        ====
         (5)      Earnings Per Share

                  Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following table summarizes the shares utilized in the computations:

                  Weighted Average Shares Outstanding

                  Three months ending June 30:      Basic       Diluted
                                                    -----       -------

                                    2000          1,013,207    1,061,838
                                                  =========    =========

                                    1999          1,013,207    1,043,401
                                                  =========    =========

                  Six months ending June 30:

                                    2000          1,013,207    1,060,405
                                                  =========    =========

                                    1999          1,013,145    1,041,739
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

                  The adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company has net unrealized gains (losses) on available-for-sale securities, an item of other comprehensive income. For the six months ended June 30, 2000 and 1999, total comprehensive income (loss) was $679 and $(300), respectively. For the three months ended June 30, 2000 and 1999, total comprehensive income (loss) was $366 and $(391), respectively.

                  The information that follows discloses the reclassification adjustments and the income taxes related to securities available-for-sale that are included in other comprehensive income (loss), net of income taxes for the six and three month periods ended June 30, 2000 and 1999.

                                                                For the Six Months Ended       For the Six Months Ended
                                                                      June 30, 2000                  June 30, 1999
                                                                      -------------                  -------------
Net unrealized losses on securities available-for-sale:
  Net unrealized holding losses during the year                         $    (7)                       $(1,082)
    Less reclassification adjustments for gains included
      in net income                                                           -                              -
  Income tax benefit                                                          2                            368
                                                                        -------                        -------
        Other comprehensive loss, net of income taxes                   $    (5)                       $  (714)
                                                                        =======                        =======

                                                                For the Three Months Ended     For the Three Months Ended
                                                                      June 30, 2000                  June 30, 1999
                                                                      -------------                  -------------
Net unrealized losses on securities available-for-sale:
  Net unrealized holding gains (losses) during the quarter              $     9                        $  (915)
    Less reclassification adjustments for gains included
      in net income                                                           -                              -
  Income tax benefit (expense)                                               (3)                           311
                                                                        -------                        -------
        Other comprehensive income (loss), net of income taxes          $     6                        $  (604)
                                                                        =======                        =======

Item 2. Management's Discussion and Analysis (000's omitted, except for share and per share information).

The following is management"s discussion and analysis of the financial condition and results of operations of the Company as of and for the six months and three months ended June 30, 2000 and 1999. The discussion should be read in conjunction with the Company"s Consolidated Financial Statements and Notes thereto.

Overview

The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995.

Total assets at June 30, 2000 were $151,953, up 11% from $137,156 at December 31, 1999. The principal components of the Company's assets at the end of the period were $34,910 in securities available-for-sale and $106,934 in gross loans. Total liabilities at June 30, 2000 were $142,219, up 11% from $128,101 at December 31, 1999 with the increase represented by a $6,030 growth in deposits, a $3,000 increase in short-term borrowings, a $3,175 growth in securities sold under agreements to repurchase, and a $2,300 subordinated capital note finalized during the second quarter.

Total shareholders' equity at June 30, 2000 was $9,734 consisting of $9,099 in net proceeds from the issuance of common stock, increased by accumulated retained earnings of $1,618 and decreased by $983 of unrealized losses on securities available-for-sale, net of related deferred tax liability. At December 31, 1999 total shareholders' equity was $9,055. Exclusive of unrealized gains (losses) on investment securities, shareholders' equity was $10,717 at June 30, 2000 and $10,033 at December 31, 1999.

The Company had net income of $684 for the six months ended June 30, 2000 compared with $414 recorded for the six months ended June 30, 1999, a 65% increase. Net income for the three months ended June 30, 2000 was $360, a 69% increase over the $213 recorded for the second quarter of 1999. The significant improvement in profitability in both the six and three month periods results from higher net interest income partially offset by increased noninterest expenses in virtually all categories.

Profitability as measured by the Company"s return on average assets ("ROA") was
 .97% for the six months ended June 30, 2000 compared to .74% for the same period in 1999. ROA for the second quarter of 2000 was 1.00% versus .73% in the second quarter of 1999. Return on average equity ("ROE") was 13.22% for the six months ended June 30, 2000 compared to 9.07% for the same period in 1999. ROE for the second quarter of the year was 13.71% in 2000 and 9.18% in 1999. The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities.

Results of Operations

Net Interest Income. Net interest income is the amount by which interest and fees generated from loans and investments exceeds the interest expense associated with funding those assets, and represents the principal source of earnings for the Company. Changes in the volume and mix of earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Changes in the interest rate environment and the Company"s cost of funds also affect net interest income.

Net interest income was $2,695 for the six months ended June 30, 2000 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income for the first half of 2000 increased 35% from $2,000 for the same period in 1999. The net interest margin on a fully taxable equivalent ("FTE ") basis was 4.14% for the first six months of 2000, an increase of 20 basis points from the 3.94% reported for the same period in 1999. The Company has been successful in increasing the net interest margin despite Federal Reserve rate increases and fierce competition for deposits by offsetting cost of funds increases with higher yields on earning assets.

For the three months ended June 30, 2000 net interest income was $1,394 and the FTE net interest margin was 4.16%. Net interest income was $1,033 and the net interest margin was 3.88% for the second quarter of 1999.

Provision for Loan Losses. A provision for loan losses of $163 was provided during the six months ended June 30, 2000, an increase of $36 or 28% over the same period in 1999, in recognition of management's estimate of inherent risks associated with lending activities. Due to the Bank's limited operating history, this estimate is primarily based on industry practices and consideration of local economic factors. The amount of the provision for loan losses is a charge against current earnings, and actual loan losses are charged against the allowance for loan losses. The allowance for loan losses was $1,073 as of June 30, 2000 and represented approximately 1.01% of net loans outstanding versus 1.01% of net loans at December 31, 1999 (see Note 4 to the Consolidated Financial Statements). An additional $20 specific reserve, exclusive of the $10 accrued in the first quarter of 1999, was accrued in the second quarter of 2000 on a commercial loan placed on nonaccrual status in April 1999. Exclusive of the specific reserves accrued in the first quarter of 1999 and the second quarter of 2000, the provision expense was $143 during the six months ended June 30, 2000, an increase of $26 or 22% over the same period in 1999.

No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about the loan portfolio and other information available to them at the time of their examinations.

Noninterest Income. Noninterest income of $195 in the six months ended June 30, 2000 consisted of service charges and fees on accounts and other miscellaneous income, and represented an increase of $49 or 34% over the $146 reported for the same period one year earlier. For the three months ended June 30, 2000 noninterest income was $111 an increase of $39 or 54% over the $72 reported for the second quarter of 1999. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

Noninterest Expense. Noninterest expense for the first six months of 2000 was $1,773, an increase of $315 or 22% over the same period in 1999. The largest components of the increase were compensation expense as additional employees were hired due to growth, occupancy expense due to growth and expansion, growth-related data processing expense, and increases in various other expense categories. Noninterest expense for the quarter ended June 30, 2000 was $901, an increase of $138 or 18% over the second quarter of 1999. Noninterest expenses are expected to increase in future years as a direct result of business growth and expansion.

Year 2000. The Company spent a significant amount of time planning, testing, and upgrading for the changeover of information technology systems to January 1, 2000 and other identified sensitive dates. The planning and preparation was successful, as January 1 and February 29, 2000 arrived and departed with no identified problems with any Bank IT system. The Company incurred no expenses in the first or second quarter 2000 in relation to the Year 2000 changeover.

Income Taxes. To reflect the Company's anticipated federal income tax liability, an expense of $270 and $147 at an effective tax rate of 28% and 26% was recognized in the six months ended June 30, 2000 and June 30, 1999, respectively. The provision for income taxes was $145 and $75 for the second quarter of 2000 and 1999, respectively. The second quarter expense for 2000 and 1999 equated to an effective tax rate of 29% and 26%, respectively.

Liquidity and Asset/Liability Management

Asset/liability management activities are designed to ensure that adequate liquidity is available to meet loan demand or deposit outflows and, through the management of the Company"s interest sensitivity position, to manage the impact of interest rate fluctuations on net interest income.

Liquidity. Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers" credit needs. Liquidity represents a financial institution"s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.

The Company"s asset liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, managing investment maturities/prepayments and loan repayments. The Company"s ratio of liquid assets to deposits and short-term borrowings was 32% at June 30, 2000 and 36% at December 31, 1999. The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. The Company had Federal funds sold of $1,309 and $6,034 at June 30, 2000 and December 31, 1999, respectively. Continued loan growth in the second quarter of 2000 in the amount of $8,189 was funded by deposit and securities sold under agreements to repurchase growth during the quarter in the amount of $9,113, the excess substantially contributing to the amount of federal funds sold as of June 30, 2000. The Company repaid the $3,589 in federal funds purchased as of March 31, 2000 with a daily rollover adjustable rate advance from the Federal Home Loan Bank of Atlanta during the second quarter of 2000. As of June 30, 2000 the balance of $3,000 was still outstanding and reported as short-term borrowings.

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

In addition to asset liquidity, the Company would have liquidity available to it through increasing certain categories of liabilities. It could purchase overnight federal funds, borrow from correspondent banks, sell securities under a repurchase agreement or obtain advances from the Federal Home Loan Bank. The Bank has established a credit line through the discount window of the Federal Reserve Bank of Richmond as an additional source of cash flow. As a result of the Company"s management of liquid assets and the ability to generate liquidity through alternative funding sources, management believes the Company maintains overall liquidity sufficient to meet its depositors" requirements and satisfy its customers" credit needs.

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

Some financial institutions evaluate their "gaps" strictly from a balance sheet perspective, calculating the absolute difference between the volumes of assets and liabilities that have the contractual ability to reprice within a given period in response to changes in interest rates. Company management believes this "balance sheet gap" methodology does not adequately take into consideration the differences in the way various balance sheet items react to changing interest rates. For example, the rate on savings accounts does not move in direct tandem with changes in the prime rate, but typically increases or decreases to a much lesser extent. On the other hand, home equity lines and many commercial loans are tied directly to prime and immediately reprice to the full extent of any changes in the prime rate. Accordingly, the Company utilizes an "income statement gap" methodology that analyzes the various asset and liability categories and assigns them a "change ratio" that estimates their relative change in response to a change in the prime rate, based on industry trends and the Company"s own experience. At least quarterly, the Company calculates the Bank"s "income statement gap" to estimate how many assets and liabilities would reprice and to what extent within a one year period in response to changes in the prime rate, and compares the results to internal policy guidelines.

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

Investment Portfolio

The Company"s investment portfolio is used both for investment income and liquidity purposes. Funds not used for capital expenditures or lending activities are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate bonds and equity securities. Obligations of the U.S. Government and its agencies include treasury notes and callable or noncallable agency bonds. Mortgage-backed securities include pools issued by government agencies. Municipal bonds include tax-exempt general obligation and revenue issues. Corporate bonds are investment grade issue. Equity securities include shares of the Federal Reserve Bank of Richmond, Federal Home Loan Bank of Atlanta, Community Bankers Bank and corporate preferred stocks. The Company does not invest in derivatives or other types of high-risk securities. The entire investment portfolio is classified as available-for-sale in order to provide maximum liquidity for funding needs.

Investment securities at June 30, 2000 were $34,910, an increase of $2,946 or 9% from their level of $31,964 on December 31, 1999. The securities increase in the amount of $2,946 originated in the first quarter of 2000 as new purchases were funded from excess cash reserves held at December 31, 1999 in anticipation of the century change. Securities actually decreased $227 in the second quarter of 2000, primarily due to principal repayments. For more information on the investment portfolio, see Note 3 to the Consolidated Financial Statements.

Loan Portfolio

The Company"s total loans were $106,934 at June 30, 2000, an increase of $15,544 or 17% from the $91,390 reported at December 31, 1999. The Company"s ratio of net loans to total deposits stood at 87% at June 30, 2000 and 78% at December 31, 1999. Management seeks to maintain the ratio of loans to deposits in a range of 70% to 85%.

The loan portfolio primarily consists of commercial, real estate (including real estate term loans, construction loans and other loans secured by real estate) and loans to individuals for household, family and other consumer purposes. The Company adjusts its mix of lending and the terms of its loan programs according to economic and market conditions, asset/liability management considerations and other factors. Loans typically (in excess of 90%) are made to businesses and individuals located within the Company"s primary market area, most of whom maintain deposit accounts with the Bank. There is no concentration of loans exceeding 10% of total loans which is not disclosed in the Consolidated Financial Statements and the Notes thereto or discussed below. The Company has not made any loans to any foreign entities, including governments, banks, businesses or individuals. Commercial and construction loans and home equity lines of credit in the loan portfolio are primarily variable rate loans and have little interest rate risk.

Commercial Loans. Commercial and industrial loans accounted for 26% of the loan portfolio as of June 30, 2000 and stood at $27,771 versus $24,651 six months earlier. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The creditworthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

Commercial Real Estate Loans. Commercial real estate construction and commercial real estate mortgages represent interim and permanent financing of commercial properties that are secured by real estate, and were 35% of total loans at June 30, 2000. Outstanding loans in this category equaled $37,673 and $33,485 at June 30, 2000 and December 31, 1999, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties. These borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

Residential Real Estate Loans. Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $26,000 in loans (24% of total loans) at June 30, 2000 and $19,773 in such loans at December 31, 1999. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years and offers a bi-weekly payment option to encourage faster repayment. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

Loans to Individuals. Loans to individuals include installment loans and home equity lines of credit/loans secured by junior liens on residential real estate. The loan proceeds typically are used to purchase vehicles, finance home remodeling or higher education, or for other consumer purposes.
Loans to individuals totaled $15,490 (15% of total loans) at June 30, 2000 compared to $13,481 at December 31, 1999.

Nonperforming Assets. Nonperforming assets include nonaccrual loans, loans past due 90 days or more and foreclosed/repossessed property. A loan will be placed on nonaccrual status when collection of all principal or interest is deemed unlikely. A loan will automatically be placed on nonaccrual status when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of being collected. In this case, the loan will continue to accrue interest despite its past due status.

A restructured loan is a loan in which the original contract terms have been modified due to a borrower's financial condition or there has been a transfer of assets in full or partial satisfaction of the loan. A modification of original contractual terms is generally a concession to a borrower that a lending institution would not normally consider. Since the Bank opened in May of 1995, restructured loans have never been a component of the loan portfolio. The entire balance of restructured loans as disclosed below is comprised of two loan customers. Due to proper collateralization of the loans, a timely and proper review of credit quality and restructuring of the loans as deemed necessary, the Company believes at the present time that all amounts of principal and interest as detailed in the contractual terms will be collected. However, the Company cannot give assurance that unforeseen economic conditions or other circumstances will not result in impairment.

An impaired loan as defined in SFAS 114 is a loan when, based on current information and events, it is likely that a lending institution will be unable to collect all amounts, including both principal and interest, due according to the contractual terms of the loan agreement.

Once a month the Officers' Loan Committee will review all loans on the Bank's watch list to determine proper action and reporting of any loans identified as substandard by the credit quality review.

Nonperforming assets at June 30, 2000, December 31, 1999 and June 30, 1999 are detailed as follows:

                                  June 30   December 31   June 30
                                    2000       1999         1999
                                   -----      -------      -----
Nonaccrual loans                    $402       $ 87        $225
Loans past due 90 days or more         1          -           -
                                    ----       ----        ----

Total nonperforming loans            403         87         225
                                    ----       ----        ----

Foreclosed, repossessed and idled
   Properties                          -          -           -
                                    ----       ----        ----

   Total nonperforming assets       $403       $ 87        $225
                                    ====       ====        ====

If the nonaccrual loans disclosed above had performed in accordance with their original terms, additional interest income in the amount of $5, $4, and $8, respectively would have been recorded for the six month period ended June 30, 2000, the year ended December 31, 1999 and the six month period ended June 30, 1999.

The Bank had restructured loans in the amounts of $770, $0 and $0, respectively for the six month period ended June 30, 2000, the year ended December 31, 1999 and the six month period ended June 30, 1999.

The total recorded investment in impaired loans was $1,366, $103 and $225, respectively for the six month period ended June 30, 2000, the year ended December 31, 1999 and the six month period ended June 30, 1999. The related loan loss allowance related to impaired loans was $30, $10 and $10, respectively for the above-referenced time periods.

Deposits

As of June 30, 2000 total deposits were $121,507, an increase of $6,030 or 5% from their level of $115,477 at December 31, 1999. The major categories of increases were non-interest bearing demand deposits and times deposits in the amounts of $5,054 and 3,245, respectively offset by declines in the other categories. Of the $5,054 increase in non-interest bearing demand deposits, $2,254 is attributable to an increase in official checks, which include internally generated expense checks, cashiers checks, money orders, etc.

At June 30, 2000 noninterest-bearing demand deposits were $19,382 or 16% of total deposits. On December 31, 1999 noninterest bearing demand deposits were $14,328 or 12% of total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) were $50,071 or 41% of total deposits at June 30, 2000, compared with $47,286 or 41% of total deposits at December 31, 1999. Total interest bearing deposits stood at $102,125 at June 30, 2000, an increase of $976 or 1% over their level of $101,149 at December 31, 1999.

The Company placed in service a commercial sweep account program in third quarter 1999. The balance in the program grew by $3,175 from their level of $992 at December 31, 1999 to a total of $4,167 as of June 30, 2000. The program consists of establishing a demand deposit account in which the Bank invests available balances daily in securities on an overnight basis subject to repurchase. On the following business day, the Bank will repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month. The contractual agreement states that a repurchase agreement is not a deposit and therefore is not insured by the Federal Deposit Insurance Corporation. Therefore, these repurchase balances are not reported as deposits but as short-term borrowings. If the balances in the commercial sweep accounts had been reported as deposits and not short-term borrowings, total deposits would have increased by $9,205 vs. the $6,030 increase as reported.

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

Capital Resources

The Company's financial position at June 30, 2000 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. Capital ratios are in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company"s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

Total shareholders" equity was $9,734 at June 30, 2000 compared with $9,055 at December 31, 1999, an increase of $679 or 7%. The increase is attributable to net income for the first six months of $684, offset by a $5 decrease in accumulated other comprehensive loss. Exclusive of unrealized gains (losses) on investment securities, shareholders' equity was $10,717 at June 30, 2000 and $10,033 at December 31, 1999.

For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:

-----------------------------------------------
Ratio       6/30/00  12/31/99  6/30/99  Minimum
-----       -------  --------  -------  -------
Tier 1        9.2%     9.8%     10.1%     4%
-----------------------------------------------
Total        12.1%    10.7%     11.0%     8%
-----------------------------------------------
Leverage      7.3%     7.6%      8.0%     4%
-----------------------------------------------

On June 30, 2000 the Company issued a $2,300 subordinated capital note to a commercial bank lender. The note bears interest at prime minus 125 basis points and has a final maturity of twelve years, although it can be repaid at any time without penalty. The note meets the regulatory requirements to qualify as Tier 2 capital, and is the primary reason for the increase in the Company's total capital ratio at June 30. Of the proceeds of the note, $1,000 was downstreamed to the Bank as additional common equity, $300 was used to retire inter-company debt and $1,000 was retained at the parent company for general corporate purposes and to be available as a source of additional capital for the Bank.

It is anticipated that the Company"s capital adequacy ratios will decline as long as the rate of asset growth continues to outstrip the rate of internal capital generation through retention of earnings. If this trend continues, the Company in the future will have to raise additional capital funds or curtail its rate of asset growth.

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

Statement 133 shall be effective for all fiscal quarters of all fiscal years beginning after June15, 2000. Initial application of this Statement shall be as of the beginning of an entity's fiscal quarter. Earlier application of all of the provisions of this Statement is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. Earlier application of selected provisions of this Statement is not permitted. This Statement shall not be applied retroactively to financial statements of prior periods. Adoption of Statement 133 on January 1, 2000 did not have any effect on the Bank's consolidated financial position, results of operation or liquidity.

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its 2000 Annual Meeting of Shareholders on April 27, 2000, at which meeting four Class C directors were re-elected to new three-year terms. The following table indicates the total votes in favor of, and withheld from voting on, the re-election of each nominee, and provides certain information with respect to those directors not standing for re-election whose term of office continued past the 2000 Annual Meeting of Shareholders:

---------------------- ------------------ -------------------- ---------------
  DIRECTOR NAME               TERM OF          AFFIRMATIVE           VOTES
                               OFFICE              VOTES            WITHHELD
---------------------- ------------------ -------------------- ---------------
Class A Directors
---------------------- ------------------ -------------------- ---------------
Eddie F. Hearp              1998-2001
---------------------- ------------------ -------------------- ---------------
Anna L. Lawson              1998-2001
---------------------- ------------------ -------------------- ---------------
John W. Starr, M.D.         1998-2001
---------------------- ------------------ -------------------- ---------------
Michael E. Warner           1998-2001
---------------------- ------------------ -------------------- ---------------
Class B Directors
---------------------- ------------------ -------------------- ---------------
Abney S. Boxley, III        1999-2002
---------------------- ------------------ -------------------- ---------------
William D. Elliot           1999-2002
---------------------- ------------------ -------------------- ---------------
Barbara B. Lemon            1999-2002
---------------------- ------------------ -------------------- ---------------
Ward W. Stevens, M.D.       1999-2002
---------------------- ------------------ -------------------- ---------------
Class C Directors
---------------------- ------------------ -------------------- ---------------
Ellis L. Gutshall           2000-2003            755,346                0
---------------------- ------------------ -------------------- ---------------
Mason Haynesworth           2000-2003            755,346                0
---------------------- ------------------ -------------------- ---------------
A. Wayne Lewis              2000-2003            755,136              210
---------------------- ------------------ -------------------- ---------------
George W. Logan             2000-2003            755,346                0
---------------------- ------------------ -------------------- ---------------

Item 5.  Other Information.

None.


Item 6.  Exhibits and Reports on Form 8-K.

(a)      The Company filed the following exhibits for the quarter ended
         June 30, 2000:

         27.      Financial Data Schedule

(b) The Company filed one report on Form 8-K during the quarter ended June 30, 2000. The report, dated May 3, 2000, reported the Company"s consolidated financaial results for the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                VALLEY FINANCIAL CORPORATION



August 11, 2000                                  /s/ Ellis L. Gutshall
------------------                              ------------------------------
Date                                              Ellis L. Gutshall, President
                                                  and Chief Executive Officer



August 11, 2000                                  /s/ A. Wayne Lewis
------------------                              ---------------------------
Date                                              A. Wayne Lewis, Executive
                                                  Vice President and Chief
                                                  Financial Officer