Form 10QSB
period 2000-09-30
VALLEY FINANCIAL CORP /VA/
filed 2000-11-14
CIK 921590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X     No
           ---       ---

At October 31, 2000, 1,013,207 shares of the issuer's common stock, no par value, were outstanding.

Transitional small business disclosure format:  Yes      No  x  .
                                                   ----    -----

                          VALLEY FINANCIAL CORPORATION
                                   FORM 10-QSB
                               September 30, 2000

                                      INDEX


Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           Consolidated Balance Sheets                                 3
                           Consolidated Statements of Income                           4
                           Consolidated Statements of Cash Flows                       6
                           Notes to Consolidated Financial Statements                  7

         Item 2.  Management's Discussion and Analysis                                10


Part II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders                 22

         Item 5.  Other Information                                                   22

         Item 6.  Exhibits and Reports on Form 8-K                                    22


SIGNATURES                                                                            23

         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          VALLEY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                                                                (Unaudited)
                                                                              September 30        December 31
                                                                                    2000               1999
                                                                              ------------     ----------------
Assets
         Cash and due from banks                                                 $   4,263            $   4,027
         Money market investments:
                  Federal funds sold                                                   -                  6,034
                  Interest-bearing deposits in other banks                              74                   71
                                                                                 ---------            ---------
                           Total money market investments                               74                6,105

         Securities available for sale                                              36,214               31,964
         Loans:
                  Commercial and industrial loans                                   27,383               24,651
                  Commercial real estate loans                                      38,139               33,485
                  Residential real estate loans                                     26,953               19,773
                  Loans to individuals                                              16,316               13,481
                                                                                 ---------            ---------
                           Total loans                                             108,791               91,390
         Less unearned income                                                          (31)                 (32)
         Less allowance for loan losses                                             (1,112)                (910)
                                                                                 ---------            ---------
                           Net loans                                               107,648               90,448
         Premises and equipment                                                      3,019                2,629
         Accrued interest receivable                                                 1,160                  989
         Other assets                                                                  813                  994
                                                                                 ---------            ---------
                           Total assets                                          $ 153,191            $ 137,156
                                                                                 =========            =========

Liabilities and Shareholders' Equity
         Deposits:
                  Non-interest bearing demand deposits                           $  15,202            $  14,328
                  Interest bearing demand deposits                                   7,603                9,423
                  Money market deposits                                             18,926               22,178
                  Other savings deposits                                             1,747                1,357
                  Certificates of deposits >100,000                                 15,329               12,974
                  Other time deposits                                               60,114               55,217
                                                                                 ---------            ---------
                           Total deposits                                          118,921              115,477
                                                                                 ---------            ---------

Short-term borrowings                                                                6,258                  -
Securities sold under agreements to repurchase                                       3,959                  992
Accrued interest payable                                                             1,070                1,034
Other liabilities                                                                      233                  598
Subordinated capital note                                                            2,300                  -
Federal Home Loan Bank advances                                                     10,000               10,000
                                                                                 ---------            ---------
                           Total liabilities                                       142,741              128,101
                                                                                 ---------            ---------
Commitments and other contingencies

Preferredstock, no par value. Authorized 10,000,000 shares; none issued and outstanding
Common stock, no par value.  Authorized 10,000,000
         shares; issued and outstanding 1,013,207 at
         September 30, 2000 and 1,013,207 at December
         31,1999                                                                     9,099                9,099
Accumulated retained earnings                                                        1,999                  934
Accumulated other comprehensive loss                                                  (648)                (978)
                                                                                 ---------            ---------
                           Total shareholders' equity                               10,450                9,055
                                                                                 ---------            ---------
                           Total liabilities and shareholders' equity            $ 153,191            $ 137,156

                                                                                 =========            =========

See accompanying notes to consolidated financial statements.




                          VALLEY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                      For the Period             For the Period
                                                                     January 1, 2000            January 1, 1999
                                                                           Through                   Through
                                                                     September 30, 2000       September  30, 1999
                                                                     ------------------       -------------------
Interest Income:
         Interest and fees on loans                                            $6,842                $4,965
         Interest on money market investments                                      47                    78
         Interest on securities - taxable                                       1,379                 1,051
         Interest on securities - nontaxable                                      293                   238
                                                                               ------                ------
               Total interest income                                            8,561                 6,332
                                                                               ------                ------

Interest Expense:
         Interest on certificates of deposit > 100,000                            594                   389
         Interest on other deposits                                             3,191                 2,503
         Interest on Federal Home Loan Bank advances                              417                   284
         Interest on repurchase agreements                                        111                     1
         Interest on borrowed funds                                               197                    22
                                                                               ------                ------
                  Total interest expense                                        4,510                 3,199
                                                                               ------                ------
                  Net interest income                                           4,051                 3,133

Provision for loan losses                                                         203                   161
                                                                               ------                ------

         Net interest income after provision for loan losses                    3,848                 2,972
                                                                               ------                ------

Noninterest  income:
         Service charges on deposit accounts                                      251                   159
         Other fee income                                                          81                    88
         Securities gains (losses)                                                -                     -
                                                                               ------                ------
                  Total noninterest income                                        332                   247
                                                                               ------                ------

Noninterest  expense:
         Compensation expense                                                   1,420                 1,191
         Occupancy and equipment expense, net                                     319                   287
         Data processing expense                                                  150                   127
         Marketing and advertising expense                                         78                    98
         Office supplies expense                                                   48                    63
         Other expense                                                            650                   449
                                                                               ------                ------
                   Total noninterest expense                                    2,665                 2,215
                                                                               ------                ------

Net income before taxes                                                         1,515                 1,004

Provision  for income taxes                                                       450                   270
                                                                               ------                ------

Net income                                                                     $1,065                $  734
                                                                               ======                ======
Basic earnings per share                                                       $ 1.05                $  .72
                                                                               ======                ======

Diluted earnings per share                                                     $ 1.00                $  .70
                                                                               ======                ======

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                  For the Period       For the Period
                                                                   July 1, 2000         July 1, 1999
                                                                      Through             Through
                                                                 September 30, 2000  September 30, 1999
                                                                 ------------------  ------------------
Interest Income:
         Interest and fees on loans                                   $2,464                $1,773
         Interest on money market investments                             22                    44
         Interest on securities - taxable                                472                   408
         Interest on securities - nontaxable                              98                    85
                                                                      ------                ------
                 Total interest income                                 3,056                 2,310
                                                                      ------                ------

Interest Expense:
         Interest on certificates of deposit > 100,000                   231                   146
         Interest on other deposits                                    1,157                   898
         Interest on Federal Home Loan Bank advances                     152                   127
         Interest on repurchase agreements                                47                     1
         Interest on borrowed funds                                      113                     5
                                                                      ------                ------
                 Total interest expense                                1,700                 1,177
                                                                      ------                ------

                  Net interest income                                  1,356                 1,133

Provision for loan losses                                                 40                    34
                                                                      ------                ------

         Net interest income after provision for loan losses           1,316                 1,099
                                                                      ------                ------
Noninterest  income:
         Service charges on deposit accounts                              99                    58
         Other fee income                                                 38                    43
         Securities gains (losses)                                         -                     -
                                                                      ------                ------
                  Total noninterest income                               137                   101
                                                                      ------                ------

Noninterest  expense:
         Compensation expense                                            476                   410
         Occupancy and equipment expense, net                            105                   108
         Data processing expense                                          49                    46
         Marketing and advertising expense                                23                    25
         Office supplies expense                                          14                    11
         Other expense                                                   225                   157
                                                                      ------                ------
                   Total noninterest expense                             892                   757
                                                                      ------                ------

Net income before taxes                                                  561                   443

Provision  for income taxes                                              180                   123
                                                                      ------                ------

Net income                                                            $  381                $  320
                                                                      ======                ======
Basic earnings per share                                              $  .38                $  .32
                                                                      ======                ======

Diluted earnings per share                                            $  .36                $  .30
                                                                      ======                ======

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                       For the Period         For the Period
                                                                                       January 1, 2000        January 1, 1999
                                                                                          Through                 Through
                                                                                       September 30, 2000     September 30, 1999
                                                                                       ------------------     ------------------
Cash Flows From Operating Activities:
         Net income                                                                            $  1,065            $    734
         Adjustments to reconcile net income to net cash provided by operating activities:
                  Provision for loan losses                                                         203                 161
                  Depreciation and amortization of bank
                    premises and equipment                                                          170                 150
                  Amortization of organizational expenses                                             -                  14
                  Deferred income taxes                                                               -                 (24)
                  Amortization (accretion) of premiums and
                    discounts                                                                        19                  31
                  Decrease in unearned fees                                                          (1)                 (6)
                  Increase in accrued interest receivable                                          (171)               (115)
                  (Increase) decrease in other assets                                                11                 (15)
                  Increase in accrued interest payable                                               36                  76
                  Increase (decrease) in other liabilities                                         (365)                 69
                                                                                               --------            --------
Net cash provided by operating activities                                                           967               1,075
                                                                                               --------            --------
Cash Flows From Investing Activities:
         (Increase) decrease in money market investments                                          6,031              (2,068)
         Purchases of premises and equipment                                                       (560)               (886)
         Purchases of securities available-for-sale                                              (4,594)            (15,359)
         Proceeds from sales, calls, and maturities of
           securities available-for-sale                                                            825               7,530
         Increase in loans                                                                      (17,402)            (13,990)
                                                                                               --------            --------
Net cash used in investing activities                                                           (15,700)            (24,773)
                                                                                               --------            --------
Cash Flows From Financing Activities:
         Increase in time deposits greater than $100,000                                          2,355               3,817

         Increase in other time deposits                                                          4,897              11,950
         Increase (decrease) in other deposits                                                   (3,808)              2,366
         Increase in short-term borrowings                                                        9,225                   -
         Proceeds from subordinated capital note                                                  2,300                   -
         Proceeds from Federal Home Loan Bank advances                                                -               5,000
         Proceeds from the issuance of common stock                                                   -                   4
                                                                                               --------            --------
Net cash provided by financing activities                                                        14,969              23,137
                                                                                               --------            --------
Net increase (decrease) in Cash and Due From Banks                                                  236                (561)

Cash and Due From Banks at Beginning of Period                                                    4,027               3,462
                                                                                               --------            --------
Cash and Due From Banks at End of Period                                                       $  4,263            $  2,901
                                                                                               ========            ========
Supplemental disclosure of cash flow information:
         Cash paid during the period for interest                                              $  4,474            $  3,123
                                                                                               ========            ========
         Cash paid during the period for taxes                                                 $    837            $    213
                                                                                               ========            ========

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION

                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

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

(3)      Securities

                           The carrying values, unrealized gains, unrealized
                  losses and approximate fair values of investment securities at September 30, 2000 are shown in the table below. The entire investment portfolio is classified as available-for-sale in order to provide maximum liquidity for funding needs. As of September 30, 2000, investments with amortized costs and fair values of $18,778 and $18,224, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

                                    Investment Portfolio - Category Distribution
                                                  (dollars in thousands)

                                                      Amortized     Unrealized     Unrealized     Approximate
                                                        Costs          Gains         Losses       Fair Values
                                                      ---------     ----------     ----------     -----------

          U.S. Treasury                                  $200             $0          ($1)             $199

          U.S. Government agencies                     23,211              6         (722)           22,495

          Mortgage-backed securities                    3,311              1           (24)           3,288

          States and political subdivisions             8,656              8          (242)           8,422

          Corporate debt securities                       607              0            (1)             606

          Equity securities                             1,210              0            (6)           1,204
                                                        -----              -            ---           -----

               Total securities available for sale    $37,195            $15         ($996)         $36,214
                                                      =======            ===         ======         =======

(4)      Allowance for Loan Losses

                           The following table summarizes the loan loss
                  experience for the nine-month periods ended September 30, 2000 and 1999.

                                            Allowance for Loan Losses
                                             (dollars in thousands)

                                                                         2000              1999
                                                                         ----              ----
                           Balance at January 1                          $910              $708
                           Provision for loan losses                      203               161
                           Recoveries                                       0                 0
                           Charged off loans
                              Credit Cards                                (1)              (11)
                               Loans to Individuals                         0               (2)
                                                                            -               ---
                           Balance at September 30                     $1,112              $856
                                                                       ======              ====

         (5)      Earnings Per Share

                           Basic earnings per share is based upon the weighted
                  average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following table summarizes the shares utilized in the computations:

                  Weighted Average Shares Outstanding
                  -----------------------------------

                  Three months ending September 30:                Basic                      Diluted
                                                                   -----                      -------
                                    2000                         1,013,207                    1,060,870
                                                                 =========                    =========

                                    1999                         1,013,207                    1,050,050
                                                                 =========                    =========

                  Nine months ending September 30:

                                    2000                         1,013,207                    1,060,560
                                                                 =========                    =========

                                    1999                         1,013,166                    1,044,587
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

                           The adoption of Statement 130 on January 1, 1998 did
                  not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company has net unrealized gains (losses) on available-for-sale securities, an item of other comprehensive income (loss). For the nine months ended September 30, 2000 and 1999, total comprehensive income (loss) was $1,395 and $(12), respectively. For the three months ended September 30, 2000 and 1999, total comprehensive income was $716 and $288, respectively.

                           The information that follows discloses the
                  reclassification adjustments and the income taxes related to securities available-for-sale that are included in other comprehensive income (loss), net of income taxes for the nine and three month periods ended September 30, 2000 and 1999.

                                                                           For the Nine Months Ended     For the Nine Months Ended
                                                                                September 30, 2000          September 30, 1999
                                                                                ------------------          ------------------
Net unrealized gains (losses) on securities available-for-sale:
  Net unrealized holding gains (losses) during the year                                   $   500               $(1,131)
    Less reclassification adjustments for gains included
      in net income                                                                             -                     -
  Income tax benefit (expense)                                                               (170)                  385
                                                                                          -------               -------
        Other comprehensive income (loss), net of income taxes                            $   330               $  (746)
                                                                                          =======               =======



                                                                            For the Three Months Ended   For the Three Months Ended
                                                                                September 30, 2000          September 30, 1999
                                                                                ------------------          ------------------

 Net unrealized gains (losses) on securities available-for-sale:
  Net unrealized holding gains (losses) during the quarter                                 $ 507                   $(49)
    Less reclassification adjustments for gains included
      in net income                                                                            -                      -
  Income tax benefit (expense)                                                              (172)                    17
                                                                                           -----                  -----
       Other comprehensive income (loss), net of income taxes                              $ 335                  $ (32)
                                                                                           =====                  =====



Item 2.  Management's Discussion and Analysis.

         The following is management's discussion and analysis of the financial condition and results of operations of the Company as of and for the nine months and three months ended September 30, 2000 and 1999. The discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

Overview

         The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995.

         Total assets at September 30, 2000 were $153.2 million, up 11.7% from $137.2 million at December 31, 1999. The principal components of the Company's assets at the end of the period were $36.2 million in securities available-for-sale and $108.8 million in gross loans. Total liabilities at September 30, 2000 were $142.7 million, up 11.4% from $128.1 million at December 31, 1999 with the increase represented by a $3.4 million growth in deposits, a $6.3 million increase in short-term borrowings, a $3.0 million growth in securities sold under agreements to repurchase, and a $2.3 million subordinated capital note finalized during the second quarter.

         Total shareholders' equity at September 30, 2000 was $10.5 million consisting of $9.1 million in net proceeds from the issuance of common stock, increased by accumulated retained earnings of $2.0 million and decreased by $648,000 of unrealized losses on securities available-for-sale, net of related deferred tax liability. At December 31, 1999 total shareholders' equity was $9.1 million. Exclusive of unrealized gains (losses) on investment securities, shareholders' equity was $11.1 million at September 30, 2000 and $10.0 million at December 31, 1999.

         The Company had net income of $1.1 million for the nine months ended September 30, 2000 compared with $734,000 recorded for the nine months ended September 30, 1999, a 45.1% increase. Net income for the three months ended September 30, 2000 was $381,000, a 19.1% increase over the $320,000 recorded for the third quarter of 1999. The significant improvement in profitability in both the nine and three month periods results from higher net interest income and noninterest income, partially offset by increased noninterest expenses in virtually all categories.

         Profitability as measured by the Company's return on average assets ("ROA") was .98% for the nine months ended September 30, 2000 compared to .84% for the same period in 1999. ROA for the third quarter of 2000 was 1.00% versus 1.00% in the third quarter of 1999. Return on average equity ("ROE") was 13.41% for the nine months ended September 30, 2000 compared to 10.50% for the same period in 1999. ROE for the third quarter of the year was 13.77% in 2000 and 13.21% in 1999. The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities.

Net Interest Income

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

         Net interest income was $4.1 million for the nine months ended September 30, 2000 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income for the first nine months of 2000 increased 32.3% from $3.1 million for the same period in 1999. The net interest margin on a fully taxable equivalent ("FTE ") basis was 4.03% for the first nine months of 2000, an increase of 11 basis points from the 3.92% reported for the same period in 1999. The Company has been successful in increasing the net interest margin despite Federal Reserve rate increases and fierce competition for deposits by offsetting cost of funds increases with higher yields on earning assets.

         For the three months ended September 30, 2000 net interest income was $1.4 million and the FTE net interest margin was 3.84%. Net interest income was $1.1 million and the net interest margin was 3.89% for the third quarter of 1999.

Noninterest Income

         Noninterest income of $332,000 in the nine months ended September 30, 2000 consisted of service charges and fees on accounts and other miscellaneous income, and represented an increase of $85,000 or 34.4% over the $247,000 reported for the same period one year earlier. For the three months ended September 30, 2000 noninterest income was $137,000 an increase of $36,000 or 35.6% over the $101,000 reported for the third quarter of 1999. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

Noninterest Expense

         Noninterest expense for the first nine months of 2000 was $2.7 million, an increase of $450,000 or 20.3% over the same period in 1999. The largest components of the increase were compensation expense as additional employees were hired due to growth, occupancy expense due to growth and expansion, growth-related data processing expense, and increases in various other expense categories. Noninterest expense for the quarter ended September 30, 2000 was $892,000, an increase of $135,000 or 17.8% over the third quarter of 1999. Noninterest expenses are expected to increase in future years as a direct result of business growth and expansion.

Income Taxes

         To reflect the Company's anticipated federal income tax liability, an expense of $450,000 and $270,000 at an effective tax rate of 29.7% and 26.9% was recognized in the nine months ended September 30, 2000 and September 30, 1999, respectively. The provision for income taxes was $180,000 and $123,000 for the third quarter of 2000 and 1999, respectively. The third quarter expense for 2000 and 1999 equated to an effective tax rate of 32.1% and 27.8%, respectively.

Investment Securities

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

         Investment securities at September 30, 2000 were $36.2 million, an increase of $4.2 million or 13.1% from their level of $32.0 million on December 31, 1999. Securities approximating $3.4 million were purchased in the first quarter of 2000, which were funded from excess cash reserves held at December 31, 1999 in anticipation of the century change. Securities of approximately $1.0 million were purchased during the third quarter of 2000 with partial proceeds of the subordinated capital note finalized at the end of the second quarter. For more information on the investment portfolio, see Note 3 to the Consolidated Financial Statements.

Loan Portfolio

         The Company's total loans were $108.8 million at September 30, 2000, an increase of $17.4 million or 19.0% from the $91.4 million reported at December 31, 1999. The Company's ratio of net loans to total deposits stood at 90.5% at September 30, 2000 and 78.3% at December 31, 1999. Management seeks to maintain the ratio of loans to deposits in a range of 70% to 85%.

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

         The following table summarizes the loan portfolio by category as of the nine-month periods ended September 30, 2000 and 1999 and the year ended December 31, 1999.

                                    Loan Portfolio Summary
                                   (dollars in thousands)

                                                  September 30,            December 31,        September 30,
                                                       2000                    1999                  1999
                                                       ----                    ----                  ----
Commercial and industrial                              $27,383               $24,651                $22,049
Commercial real estate                                  38,139                33,485                 31,505
Residential real estate                                 26,953                19,773                 19,124
Loans to individuals                                    16,316                13,481                 12,921
                                                        ------                ------                 ------
Total loans                                           $108,791               $91,390                $85,599
                                                      ========               =======                =======


Loan Category Analysis

         Commercial Loans. Commercial and industrial loans accounted for 25.2% of the loan portfolio as of September 30, 2000 and stood at $27.4 million versus $24.7 million nine months earlier. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The credit worthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

         Commercial Real Estate Loans. Commercial real estate construction and commercial real estate mortgages represent interim and permanent financing of commercial properties that are secured by real estate, and were 35.0% of total loans at September 30, 2000. Outstanding loans in this category equaled $38.1 million and $33.5 million at September 30, 2000 and December 31, 1999, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties. These borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

                  Residential Real Estate Loans. Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $27.0 million in loans (24.8% of total loans) at September 30, 2000 and $19.8 million in such loans at December 31, 1999. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years and offers a bi-weekly payment option to encourage faster repayment. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

         Loans to Individuals. Loans to individuals include installment loans and home equity lines of credit/loans secured by junior liens on residential real estate. The loan proceeds typically are used to purchase vehicles, finance home remodeling or higher education, or for other consumer purposes. Loans to individuals totaled $16.3 million (15.0% of total loans) at September 30, 2000 compared to $13.5 million at December 31, 1999.

Summary of Allowance for Loan Losses

         Certain credit risks are inherent in making loans. The Company prudently assesses these risks and attempts to manage them effectively. Repayment risks are reduced by adhering to our internal credit policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review, and follow-up on exceptions to credit policies.

         The allowance for loan losses is maintained at a level adequate to absorb probable losses. Some of the factors which management considers in determining the appropriate level of the allowance for loan losses are an evaluation of the current loan portfolio, identified loan problems, loan volume outstanding, past loss experience, present and expected industry and economic conditions and, in particular, how such conditions relate to our market area. Bank regulators also periodically review the loan portfolio and other assets to assess their quality. The provision for loan loses is charged to income in an amount necessary to maintain an allowance for loan losses adequate to provide for expected losses in the loan portfolio. Loans deemed uncollectible are charged to the allowance for loan losses and recoveries on loans previously charged off are added to the allowance for loan losses. The Company believes the allowance for loan losses is adequate to provide for any losses in the loan portfolio.

         No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future.

Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about the loan portfolio and other information available to them at the time of their examinations.

         A provision for loan losses of $203,000 was provided during the nine months ended September 30, 2000, an increase of $42,000 or 26.1% over the same period in 1999, in recognition of management's estimate of inherent risks associated with lending activities. The allowance for loan losses was $1.1 million as of September 30, 2000 and represented approximately 1.03% of net loans outstanding versus 1.01% of net loans at December 31, 1999 (see Note 4 to the Consolidated Financial Statements). A total of $30,000 in specific reserves, accrued on one commercial loan customer placed on nonaccrual status in April 1999, is included in the balance of the allowance for loan losses as of September 30, 2000. Of the $30,000 specific reserve, $20,000 was accrued during the second quarter of 2000.

Nonperforming Assets and Impaired Loans

         Nonperforming Assets. Nonperforming assets include nonaccrual loans, loans past due 90 days or more, restructured loans and foreclosed/repossessed property. A loan will be placed on nonaccrual status when collection of all principal or interest is deemed unlikely. A loan will automatically be placed on nonaccrual status when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of being collected. In this case, the loan will continue to accrue interest despite its past due status.

         A restructured loan is a loan in which the original contract terms have been modified due to a borrower's financial condition or there has been a transfer of assets in full or partial satisfaction of the loan. A modification of original contractual terms is generally a concession to a borrower that a lending institution would not normally consider. Since the Bank opened in May of 1995, restructured loans have never been a component of the loan portfolio. The entire balance of restructured loans as disclosed below is comprised of one loan customer. Due to a good loan to value ratio, a timely and proper review of credit quality and restructuring of the loans, the Company believes at the present time that all amounts of principal and interest will be collected. However, the Company cannot give assurance that unforeseen economic conditions or other circumstances will not result in impairment.

         An impaired loan as defined in SFAS 114 is a loan when, based on current information and events, it is likely that a lending institution will be unable to collect all amounts, including both principal and interest, due according to the contractual terms of the loan agreement.

         Once a quarter the board of directors will review all loans on the Bank's watch list to determine proper action and reporting of any loans identified as substandard by the credit quality review.

         Nonperforming assets at September 30, 2000, December 31, 1999 and September 30, 1999 are presented in the following table.

                              Nonperforming Assets
                             (dollars in thousands)

                                                      September 30,        December 31,       September 30,
                                                           2000                1999               1999
                                                           ----                ----               ----
Nonaccrual loans                                            $102                $87                  $88
Loans past due 90 days or more                               153                  -                    -
Restructured loans                                           299                  -                    -
                                                            ----                ---                  ---
Total nonperforming loans                                    554                 87                   88
                                                            ----                ---                  ---

Foreclosed, repossessed and idled properties                   -                  -                    -
                                                            ----                ---                  ---
Total nonperforming assets                                  $554                $87                  $88
                                                            ====                ===                  ===

         If the nonaccrual loans disclosed above had performed in accordance with their original terms, additional interest income in the amount of $8,000, $4,000, and $2,000, respectively would have been recorded for the nine month period ended September 30, 2000, the year ended December 31, 1999 and the nine month period ended September 30, 1999.

         The total recorded investment in impaired loans was $554, $103 and $88, respectively for the nine month period ended September 30, 2000, the year ended December 31, 1999 and the nine month period ended September 30, 1999. The related loan loss allowance related to impaired loans was $30, $10 and $10, respectively for the above-referenced time periods.

Deposits

         As of September 30, 2000 total deposits were $118.9 million, an increase of $3.4 million or 2.9% from their level of $115.5 million at December 31, 1999. The major categories of increases were non-interest bearing demand deposits and time deposits in the amounts of $874,000 and $7.3 million, respectively offset by declines in money market deposits and NOW accounts in the amounts of $3.3 million and $1.8 million, respectively.

         At September 30, 2000 noninterest-bearing demand deposits were $15.2 million or 12.8% of total deposits. On December 31, 1999 noninterest bearing demand deposits were $14.3 million or 12.4% of total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) were $43.5 million or 36.6% of total deposits at September 30, 2000, compared with $47.3 million or 41.0% of total deposits at December 31, 1999. Total interest bearing deposits stood at $103.7 million at September 30, 2000, an increase of $2.6 million or 2.6% over their level of $101.1 million at December 31, 1999.

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

Short-Term Borrowings

         The Company placed in service a commercial sweep account program in third quarter 1999. The balance in the program grew by $3.0 million from its level of $992,000 at December 31, 1999 to a total of $4.0 million as of September 30, 2000. The program consists of establishing a demand deposit account in which the Bank invests available balances daily in securities on an overnight basis subject to repurchase. On the following business day, the Bank will repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month. The contractual agreement states that a repurchase agreement is not a deposit and therefore is not insured by the Federal Deposit Insurance Corporation. Therefore, these repurchase balances are not reported as deposits but as short-term borrowings.

         The Company's short-term borrowings in the amount of $6.3 million as of September 30, 2000 consist of a daily rollover adjustable rate advance from the Federal Home Loan Bank of Atlanta in the amount of $3.0 million closed during the second quarter and federal funds purchased in the amount of $3.3 million. See the Liquidity section of this discussion and analysis for further information on the preceding borrowings.

Other Debt

         The Company has outstanding debt with the Federal Home Loan Bank of Atlanta in the amount of $10.0 million, represented by two advances in the amount of $5.0 million each. The older advance was drawn on December 2, 1999 with a maturity date of December 2, 2009. Interest payments at a fixed rate of 5.46% began on March 2, 2000 and will continue quarterly on the second day of each anniversary month. The Federal Home Loan Bank of Atlanta has the option to convert in whole this transaction to a three-month LIBOR-based floating rate advance effective December 4, 2000. The other outstanding advance was drawn on May 24, 2000 with a maturity date of May 24, 2010. Interest payments at a fixed rate of 5.46% began on August 24, 2000 and will continue quarterly on the twenty-fourth day of each anniversary month. The Federal Home Loan Bank of Atlanta also has the option to convert this transaction in whole to a three-month LIBOR-based floating rate advance effective May 24, 2001.

         On June 30, 2000 the Company issued a $2.3 million subordinated capital note to a commercial bank. The note bears interest at prime minus 125 basis points and has a final maturity of 12 years, although it can be repaid at any time without penalty. The note meets the regulator requirements to qualify as Tier 2 capital, and is the primary reason for the increase in the Company's total capital ratio as of September 30, 2000. Of the proceeds of the note, $1.0 million was downstreamed to the Bank as additional common equity, $300,000 was used to retire inter-company debt and $1.0 million was retained at the parent company for general corporate purposes and to be available as a source of additional capital for the Bank.

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

Capital Adequacy

         The Company's financial position at September 30, 2000 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. Capital ratios are in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

         Total shareholders' equity was $10.5 million at September 30, 2000 compared with $9.1 million at December 31, 1999, an increase of $1.4 million or 15.4%. The increase is attributable to net income for the first nine months of $1.1 million and a $330,000 increase in accumulated other comprehensive loss. Exclusive of unrealized gains (losses) on investment securities, shareholders' equity was $11.1 million at September 30, 2000 and $10.0 million at December 31,

1999.

         For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:

                                            Capital Ratios


Ratio                           9/30/00               12/31/99               9/30/99                Minimum
-----                           -------               --------               -------                -------

Tier 1                            9.3%                  9.8%                  10.1%                   4%

Total                            12.2%                 10.7%                  11.0%                   8%

Leverage                          7.3%                  7.6%                  7.6%                    4%

         The Company announced in September 2000 plans to sell up to 230,000 additional shares of its common stock through a public offering underwritten by Davenport & Company LLC. Approximately $2.3 million of the proceeds of this offering will be used to pay off the subordinated capital note. The remainder of the proceeds will be used for general corporate purposes including future growth and expansion of the Bank.




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

         The Company's asset liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, and through management of investment maturities/prepayments and loan repayments. The Company's ratio of liquid assets to deposits and short-term borrowings was 31.3% at September 30, 2000 and 36.1% at December 31, 1999. The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. The Company had federal funds sold of $0 and $6.0 million at September 30, 2000 and December 31, 1999, respectively. Federal funds sold decreased $6.0 million during the first nine months of 2000 primarily because deposit growth and securities sold under agreements to repurchase growth in the amounts of $3.4 million and $3.0 million, respectively have not kept pace with the Company's loan growth in the amount of $17.4 million over the same period. The remaining $5.0 million deficit in loan funding was met by obtaining a daily rollover adjustable rate from the Federal Home Loan Bank of Atlanta during the second quarter of 2000 in the amount of $3.0 million and by purchasing federal funds in the amount of $3.3 million as of September 30, 2000.

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

Year 2000

         The Company spent a significant amount of time planning, testing, and upgrading for the changeover of information technology systems to January 1, 2000 and other identified sensitive dates. Our efforts were successful, as there were no identified problems with our data processing system. As a result, we incurred no expenses in the first nine months of 2000 in relation to the Year 2000 changeover, and none are anticipated in the future. We are aware of no year 2000 problem with a third party provider or customer that will significantly impact us.

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

         FASB Interpretation No. 44 which clarifies the application of APB Opinion 25, "Accounting for Stock Issued to Employees" is generally effective beginning July 1, 2000. The Interpretation applies prospectively at that date for repricings that occurred after December 15, 1998. The Interpretation defines the definition of an employee and the FASB granted an exception to the definition of an employee to include elected outside members of a company's board of directors. Without this exception, compensation cost for outside directors' plans would be been calculated in accordance with fair value method of accounting under FAS 123 and charged directly into income. The Interpretation did not have any effect on the Company's consolidated financial position, results of operation or liquidity because no options have been repriced and none are intended to be repriced in the future.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) The Company filed the following exhibits for the quarter ended September 30, 2000:

         27.      Financial Data Schedule

(b) The Company filed one report on Form 8-K during the quarter ended September 30, 2000. The report, dated August 4, 2000, reported the Company's consolidated financial results for the quarter ended June 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          VALLEY FINANCIAL CORPORATION



November 14, 2000                                  /s/ Ellis L. Gutshall
--------------------------            ---------------------------------------
Date                                             Ellis L. Gutshall, President
                                                 and Chief Executive Officer



November 14, 2000                                   /s/ A. Wayne Lewis
----------------------------           ---------------------------------------
Date                                             A. Wayne Lewis, Executive
                                                 Vice President and Chief
                                                 Financial Officer