Form 10KSB
period 2000-12-31
VALLEY FINANCIAL CORP /VA/
filed 2001-04-02
CIK 921590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $12,203,000.

The aggregate market value of the voting stock held by non-affiliates of the Company (809,699 shares) based on the $15.88 per share last trade price quoted by the OTC Bulletin Board on March 15, 2001 was $12,858,020. At March 15, 2001 1,213,207 shares of the registrant's common stock were issued and outstanding.

                      Documents incorporated by reference:

The issuer"s Proxy Statement dated March 20, 2001 is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11 and 12.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                           VALLEY FINANCIAL CORPORATION
                                                     FORM 10-KSB
                                                  December 31, 2000

                                                        INDEX


PART   I.
         Item 1.       Description of Business.                                3

         Item 2.       Description of Property.                               12
         Item 3.       Legal Proceedings.                                     14
         Item 4.       Submission of Matters to a Vote of Security Holders.   14

PART  II.
         Item 5.       Market for Common Equity and Related                   14
                       Stockholder Matters.
         Item 6.       Management's Discussion and Analysis or Plan           15
                       of Operation.
         Item 7.       Financial Statements.                                  38
         Item 8.       Changes in and Disagreements With Accountants on       63
                       Accounting and Financial Disclosure.

PART  III.
         Item 9. Directors, Executive Officers, Promoters and Control 63 Persons; Compliance with Section 16(a) of the
                       Exchange Act.
         Item 10.      Executive Compensation.                                63
         Item 11. Security Ownership of Certain Beneficial Owners and 63 Management.
         Item 12.      Certain Relationships and Related Transactions.        63
         Item 13.      Exhibits and Reports on Form 8-K.                      63


SIGNATURES                                                                    66

EXHIBIT INDEX                                                                 68

                                     PART I.

Item 1. Description of Business.

         Valley Financial Corporation (the "Company") was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of Valley Bank (the "Bank"). The Bank opened for business on May 15, 1995 at its main office in the City of Roanoke, opened its second office on September 11, 1995 in the County of Roanoke, its third office on January 15, 1997 in the City of Roanoke, and its fourth office in the City of Salem on April 5, 1999. The Bank is scheduled to open its fifth office in the City of Roanoke in April of 2001.

         The Bank operates under a state charter issued by the Commonwealth of Virginia, and engages in the business of commercial banking. Its deposits are insured by the FDIC and it is a member of the Federal Reserve System. The Company presently engages in no business other than owning and managing the Bank.

Location and Service Area

         The Bank's primary service area consists of the cities of Roanoke and Salem and Roanoke County, Virginia where it conducts a general commercial banking business while emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals. The Bank operates from its main office at 36 Church Avenue, SW in the City of Roanoke, and its branch offices at 4467 Starkey Road, SW in the County of Roanoke, 2203 Crystal Spring Avenue, SW in the City of Roanoke, and 8 East Main Street in the City of Salem. The Bank is schedule to open its fifth office at 1518 Hershberger Road in the City of Roanoke in April of 2001.

         The Roanoke Metropolitan Statistical Area is the regional center for southwest Virginia, and is located approximately 165 miles west of Richmond, Virginia, 178 miles northwest of Charlotte, North Carolina, 178 miles east of Charleston, West Virginia and 222 miles southwest of Washington, D.C. Hollins University and Roanoke College, with student enrollments of approximately 1,100 and 1,700, respectively, are located in the Roanoke MSA. Virginia Polytechnic Institute & State University and Radford University, with student bodies of some 25,000 and 8,500, respectively, are approximately a 45-minute drive away.

         The population in the Roanoke MSA was estimated at 231,400 at year end 1999. Although the Roanoke MSA's growth typically is slower than that in the Commonwealth overall and in other key Virginia markets in particular, the Virginia Employment Commission reported that from 1995 through 1999 the number of jobs in the Roanoke MSA increased 3.4%, compared with a 10.4% increase for the state as a whole. The Roanoke MSA had an unemployment rate of 1.4% in December 2000, compared with 3.7% nationally and 1.9% for Virginia.

         The Roanoke MSA operated over 6,500 businesses at year-end 1999. The business community in the Roanoke MSA is well diversified by industry group. The principal components of the economy are retail trade, services, transportation, manufacturing and finance, insurance and real estate. The Roanoke MSA's position as a regional center creates a strong medical, legal and business professional community. Carilion Health System, Lewis-Gale

Hospital, and the Veterans Administration Hospital are among Roanoke's largest employers. Other large employers include Norfolk Southern Corporation, General Electric Co., First Union Corporation, The Kroger Co., and American Electric Power.

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

         The Bank's lending activities are subject to a variety of lending limits imposed by state and federal laws and regulations. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general the Bank is subject to a loan-to-one borrower limit of an amount equal to (i) 15% of the Bank's unimpaired capital and surplus in the case of loans which are not fully secured by acceptable collateral, or (ii) 30% of the unimpaired capital and surplus if the excess over 15% is fully secured by acceptable collateral. The Bank may not make any extensions of credit to any director, executive officer, or principal shareholder of the Bank or the Company, or to any related interest of such person, unless the extension of credit is approved by the Board of Directors of the Bank and is made on terms not more favorable to such person than would be available to an unaffiliated party.

         Other Bank services include safe deposit boxes, certain cash management services including overnight repurchase agreements, merchant purchase and management programs, travelers checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. The Bank is associated with the Honor, Cirrus and The Exchange shared networks of automated teller machines that may be used by Bank customers throughout Virginia and other regions. The Bank also offers VISA and MasterCard credit card services as well as a debit-check card.

         The Bank does not plan to exercise trust powers during its initial years of operation. The Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of its primary regulators, the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission, before exercise of trust powers.

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

         The Bank's market area is a highly concentrated, highly branched banking market. As of March 15, 2001 there were fourteen commercial banks and savings associations operating a total of approximately 100 offices in Roanoke City, Roanoke County and Salem City. The only locally owned and operated commercial banks are the Bank, and Salem Bank & Trust Company. Most competitors are subsidiaries of holding companies headquartered in North Carolina, Georgia, Tennessee, and Northern Virginia. In addition, three out-of-town Virginia based community banks have branched into the Bank's market area.

         Numerous credit unions in the aggregate operate additional offices in the Roanoke MSA. Further, various other financial companies, ranging from local to national firms, provide financial services to residents of the Bank"s market area.

         The Company believes that the Bank will be able to compete effectively in this market, and that the community will react favorably to the Bank's community bank focus and emphasis on service to small businesses, individuals and professional concerns.

Employees

         At December 31, 2000 the Bank had forty-six full-time employees and one part-time employee, including its officers. The Company does not have any regular employees other than its officers.

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

         Financial Modernization Legislation/Gramm-Leach-Bliley Act. A bank holding company generally is restricted to activities related or incidental to banking. In the past, bank holding companies were specifically prohibited from engaging in the issue, flotation, underwriting, public sale, or distribution of third party securities. Limits also were placed on underwriting and selling insurance. The activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act (the "GLB Act"). This new act repeals the banking/securities industry anti-affiliation rules and permits the common ownership of commercial banks, investment banks, and insurance companies. Under this new law, a bank holding company can elect to be treated as a financial holding company, which may engage in any activity that the Federal Reserve determines is financial in nature. A financial holding company also may engage in any activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of the related depository institutions or the financial system generally.

         In order for a bank holding company to qualify as a financial holding company, all of its depository subsidiaries (i.e., banks and thrifts) must be well capitalized and well managed, and must meet their Community Reinvestment Act obligations, as explained below. The bank holding company also must declare its intention to become a financial holding company to the Federal Reserve and certify that it meets the requirements. Banks and thrifts acquired by a financial holding company within 12 months prior to the date on which the election if filed may be excluded from this test if they have less than a satisfactory CRA rating, but they must submit a plan to the applicable federal banking agency describing how the CRA rating will be brought into conformance.

         Financial holding company powers that are either specified in the statue or have been determined by the Federal Reserve to be financial in nature include the following:

          o    underwriting insurance or annuities;

          o    providing financial or investment advice;

          o    underwriting, dealing in, or making markets in securities;

          o merchant banking, subject to limitations on size and capital restrictions;

          o    insurance portfolio investing, subject to limitations; and

          o any other activities previously found to be closely related to banking by the Federal Reserve.

         The GLB Act also establishes a system of functional regulation for financial holding companies and banks providing regulation of securities by the Securities and Exchange Commission and state securities regulators, regulation of futures by the Commodity Futures Trading Commission, and regulation of insurance activities by the state insurance regulators. Banks may sell title insurance only when specifically permitted under the applicable state law.

         The Company may elect to become a financial holding company under the terms of this new law. The Company in unable to predict the impact of this new law on its competition or operations at this time.

The Bank

         General. The Bank is a state-chartered commercial bank organized under the laws of the Commonwealth of Virginia, and is subject to examination by the Federal Reserve and the Virginia State Corporation Commission. The regulators monitor all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations and maintenance of books and records. The Bank must maintain certain minimum capital ratios and is subject to certain limits on aggregate investments in real estate, bank premises and furniture and fixtures. The Bank is required to prepare quarterly reports on the Bank's financial condition and to conduct an annual audit of its financial affairs in compliance with prescribed minimum standards and procedures. The Bank also is required to adopt internal control structures and procedures in order to safeguard assets and monitor and reduce risk exposure. While considered appropriate for the safety and soundness of banks, these requirements adversely impact overhead costs.

         The FDIC establishes rates for the payment of premiums by federally insured banks for deposit insurance. A Bank Insurance Fund (the "BIF") is maintained for commercial banks with insurance premiums from the industry used to offset losses from insurance payouts when banks fail. Also, the Bank is charged a deposit-based assessment by the FDIC in connection with the so-called FICO bonds issued by the federal government to finance the savings and loan industry bailout. The total BIF and FICO assessment combined was approximately $40,000 in 2000. Future deposit insurance premiums will vary with the strength of the banking industry, the level of the BIF insurance fund and the Bank's individual risk rating as determined by the FDIC, and there can be no assurance that premiums will remain at their current level.

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

         Dividends. At present, the Company's revenues consist of interest and dividends on investments, and interest income on purchased loan participations. In the future, it is expected that the principal source of the Company's revenues will be dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company will depend on the Bank's earnings and capital position and is limited by state law, regulations and policies. A

Virginia bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand, after providing for all expenses, losses, interest and taxes accrued, or due by the Bank. Before any dividend is declared, any deficit in capital funds originally paid in must have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in capital of the bank. To ascertain the net undivided profits before any dividend shall be declared, all debts due to the bank on which interest is past due and unpaid for a period of twelve months, unless they are well secured and in process of collection, are deducted from the undivided profits in addition to all expenses, losses, interest and taxes accrued, and the balance is deemed to be the net undivided profits. The Virginia State Corporation Commission may limit or approve the payment of dividends by the board of directors of any bank when the Commission determines that the limitation or approval is warranted by the financial condition of the bank. The Company does not anticipate paying cash dividends to shareholders in the near term. See "Capital Regulations" below, "Item 5. Market for Common Equity and Related Stockholder Matters" and Note 9 to the Consolidated Financial Statements.

         Capital Regulations. The federal bank regulatory authorities impose certain capital requirements on the Company and the Bank. The requirements apply to a bank holding company with more than $150 million in consolidated assets on a bank-only basis with limited exceptions. In addition to minimum capital levels prescribed by regulation, the Virginia State Corporation Commission and the Federal Reserve have authority to require higher capital levels on a case-by-case basis as part of their supervisory and enforcement powers, including approval of expansion programs.

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

         An institution's qualifying total capital consists of three components
- - Core or Tier 1 capital, Supplementary or Tier 2 capital, and Market Risk Allocated or Tier 3 capital. Tier 1 capital is essentially equal to common stockholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less disallowed intangibles. Tier 2 capital, generally includes certain types of preferred stock and debt securities, hybrid capital instruments and a limited amount, not to exceed 1.25% of gross risk-weighted assets, of the allowance for loan and lease losses. Tier 3 capital is only applicable to banks which are subject to the market risk capital guidelines. The amount reported in this item may only be used to satisfy the bank's market risk capital requirement and may not be used to support credit risk.

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

         At December 31, 2000 the Company and the Bank had the following risk-based capital and leverage ratios relative to regulatory minimums:



               Ratio           Company          Bank         Minimum
               -----           -------          ----         -------

               Tier 1           11.7%           9.9%           4%

               Total            12.6%          10.9%           8%

               Leverage          9.3%           7.9%           4%

         The regulations define five categories of compliance with regulatory capital requirements, ranging from "well capitalized" to "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2000 the Company and the Bank qualified as "well-capitalized" institutions (see Note 9 to the Consolidated Financial Statements).

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

         Financial Modernization Legislation/Gramm-Leach-Bliley Act. The Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, Federal Deposit Insurance System, and the Office of the Thrift Supervision issued their joint final rule regarding the obligation of financial institutions to protect the financial privacy of their consumers. Compliance with the Joint Rule is mandatory July 2001. The Final Rule implements the privacy requirements of the financial modernization legislation under the Gramm-Leach-

Bliley Act. The Final Rule applies to nonpublic personal information about individuals who obtain financial products or services from a bank or thrift institution and their subsidiaries. The Bank should provide consumers with a "clear and conspicuous" notice regarding the bank's privacy policies and practices and describe the conditions under which the Bank may disclose nonpublic personal information about its consumers to affiliates and nonaffiliated third parties. The Bank should provide a method for its consumers to opt out of the disclosure of nonpublic personal information to third parties. The Bank should finally adopt policies and procedures reasonably designed to protect customer records and information from any anticipated threats, hazards, or unauthorized access or use that could result in "substantial harm or inconvenience" to any customer. The Bank must disclose their specific privacy policies to their customers annually. Upon making such disclosure, there is no specific restriction on the Bank disclosing customer information to affiliated parties. The Bank must comply with state law, however, if it protects customer privacy more fully than federal law.

         The new law also revises the present Federal Home Loan Bank system, imposing new capital requirements on Federal Home Loan Banks and authorizing them to issue two classes of stock with differing dividend rates and redemption requirements. Permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) have been expanded to include funding loans to small businesses, and small farms and agribusiness. The Bank uses Federal Home Loan Bank loans extensively to fund lending opportunities.

         The new law contains a variety of other provisions. Automated teller machine surcharges are prohibited unless the customer first has been provided notice of the imposition and amount of the fee. Community Reinvestment Act examinations for smaller institutions (including the Bank) will be less frequent. Certain reporting requirements are now imposed on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act.

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

Item 2.  Description of Property.

         The Bank's main office is located in a seven-story office building at 36 Church Avenue, S.W., in downtown Roanoke, Virginia 24011. At December 31, 2000 the Bank leased approximately 8,148 square feet of recently-renovated office space on the first floor of this facility. The lease commenced April 1, 1995 and had an initial base term of five years, which expired December 31, 1999. The lease was renewed on December 23, 1999 for the period beginning January 1, 2000 and ending December 31, 2004 with options to renew for two additional five-year terms at the end of the December 31, 2004 extension period. Annual base rent on the leased space is $90,607 payable in equal monthly installments of $7,551. The Bank also is responsible for paying a pro rata share of certain operating costs associated with the leased space.

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

         The Bank signed a lease to occupy 3,212 square feet of the second floor of the Church Avenue location on August 10, 2000. The lease commenced September 1, 2000 and runs through December 31, 2004. Annual base rent on the second floor is $38,544 payable in equal monthly installments of $3,212. The Bank also is responsible for paying a pro rata share of certain operating costs associated with the leased space.

         The cost of the leasehold improvements to the Church Avenue leased premises, net of accumulated amortization, was $160,387 at December 31, 2000.

         The Bank's Starkey Road office is a 2,700 square foot building constructed in 1995 on a one-acre site at 4467 Starkey Road in southwest Roanoke County (Tanglewood Mall area). The Company acquired the site for cash in the amount of $272,250 and the total land cost after all necessary grading and closing costs is $292,376. The total cost of the building, net of accumulated depreciation, was $392,432 at December 31, 2000.

         The Bank"s South Roanoke office is a 914 square foot facility that the Bank leased at a 2000 annual rate of $11,460, payable in equal monthly installments of $955. For 2001, the annual rental has increased to $11,880 payable in equal monthly installments of $990. The Bank is also responsible for utilities. The lease commenced January 1, 1997 and has an initial term of twelve years with one five-year renewal option. The cost of leasehold improvements to the leased premises, net of accumulated amortization, was $8,208 at December 31, 2000.

         The Bank's Salem office is a newly-constructed Colonial Williamsburg style building with two floors containing 6,000 square feet, of which the Bank occupies the first story and leases the second story. The structure is located on an approximately one-half acre site at 8 East Main Street in the City of Salem. The Company acquired the land for a contract price of $325,000 and the total land cost after all necessary grading, structure removal, and closing costs is $361,839. The total cost of the facility construction, net of accumulated depreciation, was $739,281 at December 31, 2000. Total monthly rental income from leasing the second story is $2,356, which directly reduces occupancy expense.

         The Bank purchased a former First Union National Bank branch on Hershberger Road near Crossroads Mall in Roanoke in September 2000. The Bank acquired the property for a contract price of $485,000. The branch is currently being renovated and plans to open in April 2001. Total renovations are expected to approximate $265,000.

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

                                    PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Market information. The Company's Articles of Incorporation authorize it to issue up to 10,000,000 shares of Common Stock, no par value, of which 1,213,207 shares were issued and outstanding at March 15, 2001.

         The Common Stock is quoted under the symbol VYFC on the OTC Bulletin Board, an electronic quotation and trade reporting service of the National Association of Securities Dealers. According to information obtained by Company management and believed to be reliable, the quarterly range of closing prices per share (adjusted for the 1.05 for 1 stock split declared January 20, 2000) for the Common Stock during the last two fiscal years was as follows:


               2000        Quarter Ended       High Close        Low Close
                           -------------       ----------        ---------

                             03/31/00            $20.00            $16.19

                             06/30/00            $19.50            $18.00

                             09/30/00            $19.12            $18.37

                             12/31/00            $19.12            $15.12

               1999        Quarter Ended       High Close        Low Close
                           -------------       ----------        ---------

                             03/31/99            $15.71            $14.29

                             06/30/99            $16.67            $14.76

                             09/30/99            $17.74            $14.76

                             12/31/99            $19.05            $15.95

         Holders. At March 15, 2001 there were approximately 526 holders of record of the Company's outstanding Common Stock.

         Dividends. The Company has not declared any cash dividends to date and does not anticipate paying any cash dividends to shareholders in the near term. See "Supervision and Regulation" and Note 9 to the Consolidated Financial Statements for restrictions on the payment of dividends.

         Voting rights. In all elections of directors, a shareholder of the Company has the right to cast one vote for each share of stock held for as many persons as there are directors to be elected. There are now cumulative voting rights. On any other question to be determined by a vote of shares at any meeting of shareholders, each shareholder is entitled to one vote for each share of stock held and entitled to vote.

         Preemptive Rights. Shareholders do not have preemptive rights with respect to issues of common stock. Accordingly, share ownership my be diluted if additional stock is issued in the future.

         Liquidation Rights. Upon liquidation, after payment of all creditors, the remaining assets of the Company would be distributed to shareholders on a pro-rata basis.

         Calls and Assessments. All common stock outstanding is fully paid and non-assessable.

         Indemnification of Officers and Directors. The Articles of Incorporation provide for the indemnification of our officers and directory for their actions unless a court finds them liable for willful misconduct of a knowing violation of the criminal law. In any proceedings brought by shareholders against an officer or director, no damages may be assessed against that officer or director unless they are liable for willful misconduct or a knowing violation of criminal or securities laws. The Securities and Exchange Commission has the opinion that indemnification of officers, directors, and controlling persons for liabilities is against public policy and is, therefore, unenforceable.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following is management"s discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2000 and 1999. The discussion should be read in conjunction with the Company"s Consolidated Financial Statements and Notes thereto.

Overview

         The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995. In July 1995, the Company completed its initial public offering of 964,040 shares (1,012,242 shares after the effect of the 1.05 for 1 stock split declared January 20, 2000) of its common stock, no par value, at a price of $10.00 per share. The Offering resulted in gross proceeds to the Company of $9.6 million, reduced by $551,000 of direct stock issuance costs associated with the offering, for net proceeds of $9.1 million. The Company completed its second stock offering effective November 17, 2000. The secondary offering resulted in gross proceeds to the Company of $3.3 million, reduced by $118,000 direct stock issuance costs associated with the offering, for net proceeds of $3.2 million. Of the proceeds of the secondary offering, $2.3 million was used to re-pay a subordinated capital note initiated as of the end of second quarter, with the remainder used to purchase investment securities at the Company level. As of December 31, 2000 $10.0 million has been invested in the Bank as equity capital and the remainder retained at the parent company for working capital needs.

         Total assets at December 31, 2000 were $160.2 million, up $23.0 million or 16.8% from $137.2 million at December 31, 1999. The principal components of the Company's assets at the end of the period were $37.9 million in securities available-for-sale and $114.5 million in gross loans, representing increases of 18.4% and 25.3%, respectively over their levels at December 31, 1999.

         Total liabilities at December 31, 2000 were $145.5 million, up from $128.1 million at December 31, 1999, an increase of $17.4 million or 13.6%. Deposit growth represented the largest increase in total liabilities, with an increase of $14.4 million or 12.5% to $129.9 million over the $115.5 million level at December 31, 1999. The remainder of the increase was primarily due to an increase in the overnight repurchase agreement program with appropriate commercial customers in the amount of $991,000 and an increase in federal funds purchased in the amount of $1.8 million.

         Total shareholders' equity at December 31, 2000 was $14.7 million, consisting of $9.1 million in net proceeds from the Company's initial public offering, $3.2 million in net proceeds from the Company's secondary offering, $10,000 in proceeds from the exercise of stock options, increased by retained earnings of $2.4 million and including $45,000 of unrealized losses on securities available-for-sale, net of related deferred tax benefit. Exclusive of the unrealized losses on securities available-for-sale, shareholders' equity was $14.7 million at December 31, 2000. At December 31, 1999 total shareholders' equity was $9.1 million. Exclusive of unrealized losses on securities available-for-sale, shareholders' equity was $10.0 million at December 31, 1999.

         The Company had net income of $1.5 million for the year ended December 31, 2000 compared with $1.0 million for the year ended December 31, 1999. The substantial improvement in profitability results from an improved net interest margin, primarily due a substantial increase in loans outstanding, and a substantial increase in noninterest income, partially offset by increased noninterest expenses in all major categories.

         Profitability as measured by the Company"s return on average assets ("ROA") was 1.0% in 2000 and return on average equity ("ROE") was 13.1% in 2000. The ROA and ROE ratios were .9% and 11.0% in 1999, respectively. The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.

Net Interest Income

         Net interest income is the amount by which interest and fees generated from loans and investments exceeds the interest expense associated with funding those assets, and represents the principal source of earnings for the Company and the Bank. Changes in the volume and mix of earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Changes in the interest rate environment and the Company"s cost of funds also affect net interest income.

         Net interest income was $5.4 million for 2000 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income increased $1.1 million or 25.6% over the $4.3 million level in 1999. Total interest income was $11.7 million for 2000 as compared to $8.8 million in 1999, an increase of $2.9 million or 33.0%. This increase is attributable to the Bank's reinvestment of funding growth into loans and securities. The net interest margin on a fully taxable equivalent basis was 4.0% for the year ended 2000 as compared to 3.9% for the year ended 1999. Despite a rising rate environment and fierce competition for deposits, the Company increased the net margin by .1% by primarily offsetting cost of fund increases with higher yields on loans and other earning assets.

         The following table presents the major categories of interest-earning assets, interest-bearing liabilities and shareholders" equity with corresponding average balances, related interest income or expense, and resulting yields and rates for the periods indicated. Where appropriate, income categories and yields have been adjusted in the table to their fully taxable equivalent basis.

                  NET INTEREST INCOME AND AVERAGES BALANCES (1)
                                 (000's omitted)

                                                                                 Years Ended December 31
                                                   --------------------------------------------------------------------------------
                                                                     2000                                     1999
                                                   --------------------------------------------------------------------------------
                                                      Average      Interest      Rate         Average       Interest      Rate
Assets                                                Balance       Income      Earned        Balance        Income      Earned
- -----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans (2) (5)                                         $ 103,824       9,403       9.03%         $ 81,962       6,823       8.32%
  Investment securities
    Taxable                                                28,652       1,860       6.47%           23,415       1,476       6.30%
    Nontaxable (3)                                          8,147         594       7.27%            6,815         497       7.29%
  Money market investments                                  1,222          80       6.53%            2,600         135       5.19%
                                                   ---------------------------            -----------------------------
Total interest-earning assets                             141,845      11,937       8.39%          114,792       8,931       7.78%

Other Assets:
Reserve for loan losses                                    (1,042)                                    (813)
Cash and due frombanks                                      3,613                                    3,336
Other assets, net                                           3,267                                    3,307
                                                   ---------------                        -----------------
Total assets                                            $ 147,683                                $ 120,622
                                                   ===============                        =================

                                                                                 Years Ended December 31
                                                   --------------------------------------------------------------------------------
                                                                     2000                                     1999
                                                   --------------------------------------------------------------------------------
Liabilities and Shareholders'                         Average      Interest      Rate         Average       Interest      Rate
Equity                                                Balance       Expense      Paid         Balance        Expense      Paid
- -----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Savings, NOW, and MMA                                  $ 30,618       1,001       3.26%         $ 32,814       1,052       3.21%
  Time deposits                                            72,849       4,327       5.92%           55,570       2,932       5.28%
  Repurchase agreements                                     3,174         151       4.74%              244          10       4.10%
  FHLB advances                                             9,877         570       5.76%            8,233         415       5.04%
  Subordinated capital note                                   880          73       8.27%                -           -       0.00%
  Other borrowings                                          2,737         183       6.67%              414          23       5.56%
                                                   ---------------------------            -----------------------------
Total interest-bearing liabilities                        120,135       6,305       5.23%           97,275       4,432       4.56%

Noninterest-bearing liabilities:
  Demand deposits                                          15,741                                   13,044
  Other liabilities                                           640                                      820
                                                   ---------------                        -----------------
Total liabilities                                         136,516                                  111,139

Shareholders' equity, exclusive of
unrealized gains/losses on securities                      11,167                                    9,483
                                                   ---------------                        -----------------

Total liabilities and shareholders' equity              $ 147,683                                $ 120,622
                                                   ===============                        =================

Net interest income                                                   $ 5,632                                  $ 4,499
                                                                  ============                             ============

Net interest margin (4)                                                             3.96%                                    3.92%
                                                                              ============                             ============

Legends for the table are as follows:

(1)      Averages are daily averages.

(2) Loan interest income includes loan fees of $631,000 and $230,000 for the years ended 2000 and 1999, respectively.

(3) Nontaxable interest income is adjusted to its fully taxable equivalent basis using a federal tax rate of 34 percent.

(4) The net interest margin is calculated by dividing net interest income (tax equivalent basis) by average total earning assets.

(5)      Non-accrual loans are included in the above yield calculation.

         As discussed above, the Company"s net interest income is affected by the change in the amount and mix of interest-earning assets and interest-bearing liabilities (referred to as "volume change") as well as by changes in yields earned on interest-earning assets and rates paid on deposits and borrowed funds (referred to as "rate change"). The following table presents, for the periods indicated, a summary of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities and the amounts of change attributable to variations in volumes and rates. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                              RATE/VOLUME ANALYSIS
                                 (000's omitted)

                                                         Year Ended December 31,
                                                          2000 compared to 1999
                                                          ---------------------
                                                      Volume      Rate        Net
                                                      -------    -------    -------
Interest earned on interest-earning assets:
Loans                                                 $ 1,954    $   626    $ 2,580
Investment securities:
       Taxable                                            337         47        384
       Nontaxable                                          97       --           97
Money market investments                                 (107)        52        (55)
                                                      -------    -------    -------

Total interest earned on interest-earning assets        2,281        725      3,006
                                                      -------    -------    -------

Interest paid on interest-bearing liabilities:
Savings and NOW                                           (67)        16        (51)
Time Deposits                                           1,005        390      1,395
FHLB Borrowings                                            90         65        155
Securities sold under agreements to repurchase            139          2        141
Subordinated capital note                                  73       --           73
Other Borrowings                                          155          5        160
                                                      -------    -------    -------
Total interest paid on interest-bearing liabilities     1,395        478      1,873
                                                      -------    -------    -------
Change in net interest income                         $   886    $   247    $ 1,133
                                                      =======    =======    =======


                                                         Year Ended December 31,
                                                          1999 compared to 1998
                                                          ---------------------
                                                      Volume      Rate       Net
                                                      -------    -------    -------
Interest earned on interest-earning assets:
Loans                                                 $ 1,896    $  (132)   $ 1,764
Investment securities:
       Taxable                                            158        (47)       111
       Nontaxable                                         197          5        202
Money market investments                                  (15)        (1)       (16)
                                                      -------    -------    -------

Total interest earned on interest-earning assets        2,236       (175)     2,061
                                                      -------    -------    -------

Interest paid on interest-bearing liabilities:
Savings and NOW                                           232        (45)       187
Time Deposits                                             654       (113)       541
FHLB Borrowings                                           207          0        207

Securities sold under agreements to repurchase              9          0          9
Other Borrowings                                          (24)         0        (24)
                                                      -------    -------    -------
Total interest paid on interest-bearing liabilities     1,078       (158)       920
                                                      -------    -------    -------
Change in net interest income                         $ 1,158    $   (17)   $ 1,141
                                                      =======    =======    =======

Noninterest Income

         Noninterest income of $470,000 in 2000 consisted of service charges and fees on accounts, securities gains and losses, and other miscellaneous income, and represented an increase of $116,000 or 32.8% over the 1999 level. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

Noninterest Expense

         Noninterest expense for 2000 was $3.5 million, an increase of $500,000 or 16.7% over the $3.0 million level in 1999, which included costs associated with the opening of the Bank's Salem office on April 5, 1999. All major categories, with the exception of advertising and promotion, experienced increases due to growth and expansion. Noninterest expenses are expected to continue to increase in future years as a direct result of business growth and expansion.

Income Taxes

         During 2000 and 1999 the Company recorded federal income tax provision in the amounts of $601,000 and $394,000, respectively. The anticipated federal income tax liability equates to an effective tax rate of 29.1% and 27.4%, respectively.

Earning Assets

         Average earning assets were $141.8 million at December 31, 2000 as compared to $114.8 million as of December 31, 1999, an increase of $27.0 million, or 23.5%. Total average earning assets were 96.0% of total average assets at December 31, 2000 as compared to 95.2% at December 31, 1999. Average loans represented the largest component of average earning assets and increased 26.6% to $103.8 million at December 31, 2000, up from $82.0 million as of December 31, 1999. Average loans were 73.2% and 70.3% of average earning assets and average total assets as of December 31, 2000 as compared to 71.4% and 68.0%, respectively one year earlier. Average investment securities, both taxable and nontaxable, increased 21.9% to $36.8 million, up from $30.2 million as of December 31, 1999. Average investment securities were 25.9% and 24.9% of average earning assets and average total assets as of December 31, 2000, as compared to 26.3% and 25.0%, respectively one year earlier.

         A summary of average assets as of December 31, 2000 and 1999 is shown in the following table.

                                AVERAGE ASSET MIX
                                 (000's omitted)

                                       December 31, 2000       December 31, 1999
                                       -----------------       -----------------
                                       Average                 Average
                                       Balance    Percent      Balance    Percent
                                       -------    -------      -------    -------
Earning assets:
Loans, total                          $103,824      70.3%     $ 81,962      68.0%
Investment securities:
  Taxable                               28,652      19.4        23,415      19.4
  Nontaxable                             8,147       5.5         6,815       5.6
Money market investments                 1,222        .8         2,600       2.2
                                      --------     -----      --------     -----
    Total earning assets               141,845      96.0       114,792      95.2
                                      --------     -----      --------     -----

Nonearning assets:
Cash and due from banks                  3,613       2.5         3,336       2.7
Other assets                             2,225       1.5         2,494       2.1
                                      --------     -----      --------     -----
    Total nonearning assets              5,838       4.0         5,830       4.8
                                      --------     -----      --------     -----
           Total assets               $147,683     100.0%     $120,622     100.0%
                                      ========     =====      ========     =====


Investment Securities

         The Company's investment portfolio is used both for investment income and liquidity purposes. Funds not used for capital expenditures or lending activities are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate bonds and equity securities. Obligations of the U.S. Government and its agencies include treasury notes and callable or noncallable agency bonds. Mortgage-backed securities include pools issued by government agencies. Municipal bonds include taxable and tax-exempt general obligation and revenue issues. Corporate bonds are investment grade issue. Equity securities include shares of the Federal Reserve Bank of Richmond, Federal Home Loan Bank of Atlanta, Community Bankers Bank and corporate preferred stocks. The Company does not invest in derivatives or other types of high-risk securities. The entire investment portfolio is classified as available-for-sale in order to provide maximum liquidity for funding needs. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in shareholders' equity.

         Investment securities at December 31, 2000 were $37.9 million, an increase of $5.9 million or 18.4% from their level of $32.0 million on December 31, 1999. Excess cash reserves held at December 31, 1999 in anticipation of the century change were reinvested in securities in the first quarter of 2000.

         The following table presents the investment portfolio at December 31, 2000 and 1999 by major types of investments.

                  INVESTMENT PORTFOLIO - CATEGORY DISTRIBUTION
                                 (000's omitted)

                                              December 31, 2000         December 31, 1999
                                              -----------------         -----------------
                                          Amortized   Approximate     Amortized   Approximate
                                             Cost     Fair Values        Cost     Fair Values
                                             ----     -----------        ----     -----------
   Securities available for sale:

   U.S. Treasury                             $200         $200           $200           $198

   U.S. Government agencies                22,657       22,517         22,182         21,179

   Mortgage-backed securities               3,820        3,822          2,675          2,642

   States and political subdivisions        8,655        8,724          7,292          6,874

   Corporate debt securities                1,409        1,411             99             99

   Equity securities                        1,210        1,209            997            972
                                            -----        -----            ---            ---
        Total securities
        available for sale                $37,951      $37,883        $33,445        $31,964
                                          =======      =======        =======        =======

         The following table presents the maturity ranges of the investment portfolio as of December 31, 2000. Maturities may differ from scheduled maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity.

                  INVESTMENT PORTFOLIO - MATURITY DISTRIBUTION
                                 (000's omitted)

                                                                         December 31, 2000
                                                                  ------------------------------
                                                                  Amortized      Fair
Available-for-sale                                                  Costs        Value     Yield
- ------------------                                                  -----        -----     -----
U. S. Treasury securities and obligations of U. S.
          Government corporations:
                        Within one year                              $200         $200      5.5%
                        After one but within five years             7,633        7,613      6.2%
                        After five but within ten years            13,488       13,364      6.4%
                        After ten years                             1,536        1,541      8.8%

Obligations of states and subdivisions:
                        Within one year                               502          507      7.4%
                        After one but within five years               455          457      5.9%
                        After five but within ten years             1,609        1,637      7.0%
                        After ten years                             6,088        6,122      7.3%

Corporate securities:
                        Within one year                               100          100      7.1%
                        After one but within five years               506          511      7.7%
                        After five but within ten years               803          801      7.2%

Other securities:
                        After one but within five years               650          650      7.8%
                        After ten years                               560          558      5.6%

Mortgage-backed securities                                          3,821        3,822      6.9%
                                                                    -----        -----
Total available-for-sale                                          $37,951      $37,883      6.7%
                                                                  =======      =======

Total Securities by Maturity Period*
- -----------------------------------
Within one year                                                      $802         $807      6.9%
After one but within five years                                     9,244        9,231      6.4%
After five but within ten years                                    15,900       15,802      6.5%
After ten years                                                     8,184        8,221      7.5%
Mortgage-backed securities                                          3,821        3,822      6.9%
                                                                    -----        -----
Total by Maturity Period                                          $37,951      $37,883      6.7%
                                                                  =======      =======


         *Maturities on the mortgage-backed securities are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

Loan Portfolio

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

         The Company's total gross loans were $114.5 million at December 31, 2000, an increase of $23.1 million or 25.3% from the $91.4 million reported one year earlier. The Company"s ratio of total loans to total deposits was 88.1% at December 31, 2000 and 79.1% at December 31, 1999. The ratio clearly reflects stronger loan growth than deposit growth during the year.

         The following table summarizes the loan portfolio by category as of the years ended December 31, 2000 and 1999.

                             LOAN PORTFOLIO SUMMARY
                                 (000's omitted)

                                                         2000           1999
                                                         ----          -----
          Commercial and industrial                    $30,070        $24,651
          Commercial real estate                        43,146         33,485
          Real estate construction                       5,879          5,225
          Residential real estate                       18,926         14,548
          Loans to individuals                          16,467         13,481
                                                        ------         ------
          Total loans                                 $114,488        $91,390
                                                      ========        =======

         The following table presents loan portfolio information related to the maturity distribution of commercial loans and real estate construction loans based on scheduled repayments at December 31, 2000.

                                  LOAN MATURITY
                                 (000's omitted)

                                       Due Within    Due One to    Due After
                                        One Year     Five Years    Five Years     Total
                                        --------     ----------    ----------     -----
Commercial and industrial               $15,429       $11,913        $2,728      $30,070
Commercial real estate                    2,915        22,828        17,403       43,146
Real estate construction                  3,682           901         1,296        5,879
Residential real estate                     848         4,568        13,510       18,926
Loans to individuals                      1,399         3,519        11,549       16,467
                                          -----         -----        ------       ------
Total loans                             $24,273       $43,729       $46,486     $114,488
                                        =======       =======       =======     ========

         The following tables present commercial and industrial and real estate construction loans that are due after one year, broken out by fixed and variable rate loans.

                          FIXED AND VARIABLE RATE LOANS
                                 (000'S omitted)

                                                      December 31, 2000
                                                      -----------------
                                              Fixed                       Variable
                                              -----                       --------
                                     Due One to     Due After      Due One to      Due After
                                     Five Years    Five Years      Five Years     Five Years
                                     ----------    ----------      ----------     ----------
Commercial and industrial                $8,616        $1,091          $3,297         $1,637
Commercial real estate                   20,630        17,403           2,198              -
Real estate construction                     97         1,296             804              -
Residential real estate                   4,568        13,510               -              -
Loans to individuals                      2,646         3,557             873          7,992
                                          -----         -----             ---          -----
  Total                                 $36,557       $36,857          $7,172         $9,629
                                        =======       =======          ======         ======

Loan Category Analysis

         Commercial Loans. Commercial and industrial loans accounted for 26.3% of the loan portfolio as of December 31, 2000 and stood at $30.1 million versus $24.7 million (27.0% of total loans) at December 31, 1999. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The creditworthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

         Commercial Real Estate Loans. Commercial real estate mortgages represent financing of commercial properties that are secured by real estate, and were 37.7% and 36.6% of total loans at December 31, 2000 and December 31, 1999, respectively. Outstanding loans in this category equaled $43.1million and $33.5 million at December 31, 2000 and December 31, 1999, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties, and as of December 31, 2000 approximately 55% of these loans are secured in that manner. Such borrowers are generally engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

         Real Estate Construction Loans. Real estate construction loans represent interim financing on residential and commercial properties under construction, and are secured by real estate. Once construction is completed and the loan becomes permanent, the loans are reclassified as commercial real estate loans which are secured by commercial property or residential real estate loans which are secured by first deeds of trust. Outstanding loans in this category totaled $5.9 million (5.1% of total loans) at December 31, 2000 as compared to $5.2 million (5.7% of total loans) at December 31, 1999.

         Residential Real Estate Loans. Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $18.9 million in loans (16.5% of total loans) at December 31, 2000 and $14.5 million in loans (15.9% of total loans) at December 31, 1999. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years and offers a bi-weekly payment option to encourage faster repayment. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

         Loans to Individuals. Loans to individuals include installment loans and home equity lines of credit/loans secured by junior liens on residential real estate. The loan proceeds typically are used to purchase vehicles, finance home remodeling or higher education, or for other consumer purposes. Loans to individuals totaled $16.5 million (14.4% of total loans) at December 31, 2000 and $13.5 million (14.8% of total loans) at December 31, 1999.

Summary of Allowance for Loan Losses

         Certain credit risks are inherent in making loans. The Company prudently assesses these risks and attempts to manage them effectively. The Company also attempts to reduce repayment risks by adhering to our internal credit policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review, and follow-up on exceptions to credit policies.

         The allowance for loan losses is maintained a level adequate to absorb probable losses. Some of the factors which management of the Company considers in determining the appropriate level of the allowance for loans losses are an evaluation of the current loan portfolio, identified loan problems, loan volume outstanding, past loss experience, present and expected industry and economic conditions, and in particular, how such conditions relate to the Company's market area. Bank regulators also periodically review the portfolio and other assets to assess their quality. The provision for loan losses is charged to income in an amount necessary to maintain an allowance for loan losses adequate to provide for expected losses in the loan portfolio. Loans deemed uncollectible are charged to the allowance for loan losses and recoveries on loans previously charged off are added to the allowance for loan losses. Management believes the allowance is adequate to provide for any inherent losses in the portfolio.

         A provision for loan losses of $281,000 and $216,000 was provided during 2000 and 1999, respectively, in recognition of management's estimate of inherent risks associated with lending activities. Due to the Bank's limited operating history, this estimate is primarily based on industry practices and consideration of local economic factors. The allowance for loan losses was $1.2 million and $910,000 as of December 31, 2000 and 1999, respectively, and represented approximately 1.1% and 1.0%, respectively, of net loans outstanding (see Note 4 to the Consolidated Financial Statements). Specific reserves in the amounts of $45,000 and $10,000 were recorded in 2000 and 1999, respectively due to the deterioration of two commercial loan customers. Exclusive of the specific reserves, the provision for loan losses increased $30,000 or 14.6% over its 1999 level.

         No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about the loan portfolio and other information available to them at the time of their examinations.

         The following table summarizes the loan loss experience for the years ended December 31, 2000 and 1999.

                            ALLOWANCE FOR LOAN LOSSES
                                 (000's omitted)

                                                  December 31     December 31
                                                     2000              1999
                                                     ----              ----
              Balance at January 1                   $910              $708
              Provision for loan losses               281               216
              Recoveries                                0                 0
              Charged off loans:
                   Loans to individuals                 0               (2)
                   Credit cards                       (1)              (12)
                                                      ---              ----
              Balance at December 31               $1,190              $910
                                                   ======              ====

         The following table summarizes the allocation of the allowance for loan losses for the years ended December 31, 2000 and 1999.

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                 (000's omitted)

                                           December 31, 2000       December 31, 1999
                                           -----------------       -----------------
                                          Amount     Percent      Amount       Percent
                                          ------     -------      ------       -------
Balance at end of period applicable to:
Commercial and industrial                   $313       26.3%        $246         27.0%
Commercial real estate                       448        37.7         333          36.6
Real estate construction                      61         5.1          52           5.7
Residential real estate                      197        16.5         145          15.9
Loans to individuals                         171        14.4         134          14.8
                                             ---        ----         ---          ----
    Total allowance                       $1,190      100.0%        $910        100.0%
                                          ======      ======        ====        ======

         During 2000 and 1999, the Company charged off loans in the amounts of $1,000 and $14,000, respectively. From the inception of operations in 1995 through 1998, the Company had no history of charge-offs. The $1,000 in loans charged off in 2000 was comprised of $1,000 in credit cards loans while the $14,000 in loans charged off in 1999 was comprised of $12,000 in credit card loans and $2,000 in installment loans to individuals.

         Nonperforming Assets. Nonperforming assets include nonaccrual loans, loans past due 90 days or more, restructured loans, and foreclosed/repossessed property. A loan will be placed on nonaccrual status when collection of all principal or interest is deemed unlikely. A loan will automatically be placed on nonaccrual status when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of being collected. In this case, the loan will continue to accrue interest despite its past due status.

         A restructured loan is a loan in which the original contract terms have been modified due to a borrower's financial condition or there has been a transfer of assets in full or partial satisfaction of the loan. A modification of original contractual terms is generally a concession to a borrower that a lending institution would not normally consider. The entire balance of restructured loans at December 31, 2000, as disclosed below, is comprised of one loan customer. Due to proper collateralization of the loans, a timely and proper review of credit quality and restructuring of the loans as deemed necessary, the Company believes at the present time that all amounts of principal and interest as detailed in the contractual terms will be collected. However, the Company cannot give assurance that unforeseen economic conditions or other circumstances will not result in impairment.

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

         Nonperforming assets at December 31, 2000 and December 31, 1999 are detailed as follows:
                                 NONPERFORMING ASSETS
                                 (000's omitted)

                                                  December 31       December 31
                                                      2000             1999
                                                      -----            -----
Nonaccrual loans                                       $102              $87

Loans past due 90 days or more                           54                -

Restructured loans                                      230                -
                                                        ---              ---

Total nonperforming loans                               386               87
                                                        ---              ---

Foreclosed, repossessed and idled properties              -                -
                                                          -                -

    Total nonperforming assets                         $386              $87
                                                       ====              ===


         If the nonaccrual loans disclosed above had performed in accordance with their original terms, additional interest income in the amount of $9,000 and $4,000, would have been recorded for the years ended December 31, 2000 and 1999, respectively.

         The Bank had one restructured loan in the amount of $230,000 as of December 31, 2000. There were no such loans at year-end December 31, 1999.

         The total recorded investment in impaired loans was $851,000 and $103,000 for the years ended December 31, 2000 and 1999, respectively. The related loan loss allowance allocated to impaired loans was $55,000 and $10,000, respectively for the above-referenced time periods. Management believes that the above allocated reserves are adequate for the impaired loans in the Company's portfolio based upon a detailed review of the quality and pledged collateral of each individual loan considered impaired at each of the above-referenced periods.

Deposits

         The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges and the convenience of banking locations. Competition for deposits is intense from other depository institutions and money market funds, some of which offer interest rates higher than those paid by the Bank. Management attempts to identify and implement pricing and marketing strategies designed to control the overall cost of deposits and to maintain a stable deposit mix. Despite these pricing and market strategies, the ratio of certificates of deposit to total deposits increased from 59.1% at December 31, 1999 to 64.8% at December 31, 2000.
During 2000, the cost of funds ratio increased by .6% over the 1999 ratio of 4.0% due to high interest rate levels and fierce competition for deposits. However, management was able to offset this significant increase in cost of funds with higher yields on loans and other interest earning assets to increase the net interest margin by .1% over the 1999 level of 3.9%.

         As of December 31, 2000 total deposits were $129.9 million, an increase of $14.4 million or 12.5% from their level of $115.5 million one-year earlier. The major categories of increases were non-interest bearing demand deposits and time deposits in the amounts of $2.9 million and $16.0 million, respectively. The major categories of decreases were interest bearing demand deposits and money market deposits in the amounts of $2.1 million and $2.9 million, respectively.

         At December 31, 2000 noninterest-bearing demand deposits were $17.3 million or 13.3% of total deposits. On December 31, 1999 noninterest-bearing demand deposits were $14.3 million or 12.4% of total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts, and savings accounts) were $45.7 million or 35.2% of total deposits, compared with $47.3 million or 41.0% of total deposits at December 31, 1999. Total interest bearing deposits were $112.6 million at December 31, 2000, an increase of $11.4 million or 11.3% over their level of $101.2 million at December 31, 1999.

         For the year ended December 31, 2000 average noninterest bearing demand deposits were $15.7 million or 13.2% of average total deposits. For the prior year, average noninterest bearing demand deposits were $13.0 million or 12.9% of average total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) averaged $46.4 million or 38.8% of average total deposits in 2000, up from $45.9 million or 45.2% of average total deposits in 1999. Total interest bearing deposits averaged $103.5 million for the year ended December 31, 2000, an increase of $15.1 million or 17.1% over their level of $88.4 million for the year ended December 31, 1999. Total time deposits averaged $72.8 million in 2000 or 61.2% of average total deposits, up from $55.6 million or 54.8% of average total deposits in 1999.

         The following table summarizes average deposits for the years ended December 31, 2000 and December 31, 1999.

                                  DEPOSIT MIX
                                (000's omitted)

                                           December 31, 2000        December 31, 1999
                                           -----------------        -----------------
                                          Average                   Average
                                          Balance     Percent       Balance     Percent
                                          -------     -------       -------     -------
Interest bearing deposits:
NOW accounts                                7,663        6.4          7,175         7.1
Money market accounts                      21,357       17.9         24,386        24.0
Savings                                     1,598        1.3          1,253         1.2
Time deposits over $100,000                13,737       11.5         10,035         9.9
Time deposits under $100,000               59,112       49.7         45,535        44.9
                                           ------       ----         ------        ----
Total interest bearing deposits           103,467       86.8         88,384        87.1
                                          -------       ----         ------        ----

Noninterest bearing deposits:
Demand deposits                            15,741       13.2         13,044        12.9
                                           ------       ----         ------        ----

Total deposits                           $119,208     100.0%       $101,428      100.0%
                                         ========     ======       ========      ======

         The following table presents the maturity schedule of certificates of deposit of $100,000 or more as of December 31, 2000 and December 31, 1999.

                        MATURITY SCHEDULE OF CERTIFICATES
                            OF DEPOSIT OVER $100,000
                                 (000's omitted)


                                          December 31, 2000     December 31, 1999
                                          -----------------     -----------------
Three months or less                            $4,095               $1,793
Over three through 6 months                      4,125                3,366
Over six through 12 months                       6,810                4,911
Over 12 months                                   1,638                2,904
                                                 -----                -----
Total                                          $16,668              $12,974
                                               =======              =======

Short-Term Borrowings

         The Bank placed in service a commercial sweep account program in the third quarter of 1999. The balances in the program grew by $991,000 from their level of $992,000 at December 31, 1999 to a total of $2.0 million as of December 31, 2000. The program consists of establishing a demand deposit account in which the Bank invests available balances daily in securities on an overnight basis subject to repurchase. On the following business day, the Bank will repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month. The contractual agreement states that the repurchase agreement is not a deposit and therefore is not insured by the Federal Deposit Insurance Corporation. Therefore, these repurchase balances are not reported as deposits but as short-term borrowings.

         As of December 31, 2000 the Company had a federal funds purchased balance of $1.8 million as compared to $0 at December 31, 1999.

         The following table presents information on each category of the Company's short-term debt which generally mature within one to seven days from the transaction date.

                              SHORT-TERM BORROWINGS
                                (000's omitted)


                                                                           Year Ended
                                                                           December 31,
                                                                           ------------
                                                                          2000       1999
                                                                          ----       ----

Actual amount outstanding at period end:

  Short-term borrowings                                                  $1,762        $-
  Securities sold under agreements to repurchase                          1,983       992

Weighted average actual interest rate at period end:
  Short-term borrowings                                                    6.55%       -%
  Securities sold under agreements to repurchase                           4.75      4.05

Maximum amount outstanding at any month-end in period:
  Short-term borrowings                                                  $6,258    $4,597
  Securities sold under agreements to repurchase                          4,358       992

Average amount outstanding during period end:
  Short-term borrowings                                                  $2,737    $  414
  Securities sold under agreements to repurchase                          3,174       244

Weighted average interest rate during the period:
  Short-term borrowings                                                    6.67%     5.56%
  Securities sold under agreements to repurchase                           4.74      4.10

Other Debt

         The Company has outstanding debt with the Federal Home Bank of Atlanta in the amount of $10.00 million. There are two advances in the amount of $5.00 million each currently drawn. The oldest outstanding advance was drawn on December 2, 1999 with a maturity date of December 2, 2009. Interest payments at a fixed rate of 5.46% began on March 2, 2000 and will continue quarterly on the second day of each anniversary month. The Federal Home Loan Bank of Atlanta has the option to convert in whole this transaction effective December 4, 2000 to a three-month LIBOR-based floating rate advance. The other outstanding advance was drawn on May 24, 2000 with a maturity date of May 24, 2010. Interest payments at a fixed rate of 6.49% began on August 24, 2000 and will continue quarterly on the twenty-fourth day of each anniversary month. The Federal Home Bank of Atlanta also has the option to convert this transaction in whole to a three-month LIBOR-based floating rate advance effective May 24, 2001.

         On June 30, 2000 the Company issued a $2.3 million subordinated capital note to a commercial bank lender, which was subsequently repaid in November 2000 with partial proceeds from the secondary stock offering effective November 17, 2000. The note bore interest at prime minus 125 basis points and had a final maturity of twelve years with no early payoff penalty. The note met the regulatory requirements to qualify as Tier 2 capital. Of the proceeds of the note, $1.0 million was downstreamed to the Bank as additional common equity, $300,000 was used to retire inter-company debt and $1.0 million was retained at the parent company for general corporate purposes and to be available as a source of additional capital for the Bank.

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

         At least quarterly, the Company calculates the Bank's "income statement gap" to estimate how many assets and liabilities would reprice, and to what extent, within a one year period in response to changes in the Prime Rate. Management's objective is to keep the one year "income statement gap" at or below 15% of total assets under 200 basis point interest rate change scenario.

         Utilizing the same methodology as above and assuming a 200 basis point increase in Prime, the Bank at December 31, 2000 had a negative one-year gap of $28.6 million or 18.1% of total assets. At that same date and assuming a 200 basis point decrease in Prime, the Bank had a positive one-year gap of $11.0 million or 7.0% of total assets.

         Utilizing the methodology above and assuming a 200 basis point increase in Prime, the Bank at December 31, 1999 had a negative one-year gap of $14.4 million or 10.6% of total assets. At that same date and assuming a 200 basis point decrease in Prime, the Bank had a positive one-year gap of $21.8 million or 16.0% of total assets.

         The following table shows the sensitivity of the Company's balance sheet at the dates indicated, but is not necessarily indicative of the position on other dates.

                            INTEREST RATE SENSITIVITY
                      Maturities/Repricing (000'S omitted)
                                December 31, 2000


                                             1-3             4-12          13-60           Over 60
Earning Assets:                             Months          Months         Months          Months           Total
                                            ------          ------         ------          ------           -----
Loans, excluding nonaccruals               $37,718          $3,906         $36,227         $36,535        $114,386
Investment securities                        4,305           1,302           9,705          22,571          37,883
Federal Funds Sold                               -               -               -               -               -
Interest bearing balances                      113               -               -               -             113
                                            ------           -----          ------          ------         -------
   Total earning assets                     42,136           5,208          45,932          59,106         152,382
                                            ------           -----          ------          ------         -------

Interest Bearing Liabilities:
NOW accounts                                 7,293               -               -               -           7,293
Money market accounts                       19,302               -               -               -          19,302
Savings                                      1,836               -               -               -           1,836
Certificates of Deposit                     21,697          53,962           8,530               -          84,189
                                            ------           -----          ------          ------         -------
   Total Deposits                           50,128          53,962           8,530               -         112,620
                                            ------           -----          ------          ------         -------


Repurchase agreements                        1,983               -               -               -           1,983
FHLB advances                                5,000           5,000               -               -          10,000
Federal funds purchased                      1,762               -               -               -           1,762
                                            ------           -----          ------          ------         -------
Total interest bearing liabilities          58,873          58,962           8,530               -         126,365
                                            ------           -----          ------          ------         -------
Interest Rate Gap                        $(16,737)       $(53,754)         $37,402         $59,106         $26,017
                                         =========       =========         =======         =======         =======

Cumulative interest sensitivity gap      $(16,737)       $(70,491)       $(33,089)         $26,017               -
Ratio of sensitivity gap to total
earning assets                            (10.98%)        (35.28%)          24.54%          38.79%          17.07%
Cumulative ratio of sensitivity gap
to total earning assets                   (10.98%)        (46.26%)        (21.72%)          17.07%               -

Capital Adequacy

         The Company's financial position at December 31, 2000 and December 31, 1999 reflects liquidity and capital levels currently adequate to fund anticipated short-term business expansion. Capital ratios are in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

         Total shareholders' equity was $14.7 million at December 31, 2000 compared with $9.1 million at December 31, 1999, an increase of $5.6 million or 61.5%. The $5.6 million increase is attributable to 2000's net income of $1.5 million, a $933,000 increase over the level at December 31, 1999 in accumulated other comprehensive income, which is comprised exclusively of unrealized gains (losses) on available-for-sale investment securities, and net proceeds from the secondary stock offering effective November 17, 2000 in the amount of $3.2 million. Exclusive of accumulated other comprehensive income (loss), which is comprised exclusively of the unrealized gains (losses) on available-for-sale securities, total shareholders' equity would have been $14.7 million and $10.0 million, an increase of $4.7 million or 47.0%.

         For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:

                                    CAPITAL RATIOS


        Ratio                     12/31/00        12/31/99          Minimum
        -----                     --------        --------          -------
        Tier 1                      11.7%           9.8%               4%
        Total                       12.6%          10.7%               8%
        Leverage                     9.3%           7.6%               4%

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

         In addition to asset liquidity, the Company would have liquidity available to it through increasing certain categories of liabilities. It could purchase overnight federal funds, borrow from correspondent banks, sell securities under a repurchase agreement or obtain advances from the Federal Home Loan Bank. The Bank has established a credit line though the discount window of the Federal Reserve Bank of Richmond as an additional source of liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through alternative funding sources, management believes the Company maintains overall liquidity sufficient to meet its depositors' requirements and satisfy its customers' credit needs.

         The Company's ratio of liquid assets to deposits and short-term borrowings was 31.4% and 36.1% at December 31, 2000 and 1999, respectively. The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. The Company had federal funds sold of $0 at December 31, 2000, a decrease of $6.0 million from its $6.0 million level at December 31, 1999. Loan growth in the amount of $23.1 million during 2000 was funded by deposit growth in the amount of $14.4 million, growth in securities sold under agreements to repurchase in the amount of $991,000, the $6.0 million excess funds accumulated as of December 31, 1999, and federal funds purchased in the amount of $1.8 million as of December 31, 2000.

         As of December 31, 2000, The Company has pledged approximately $9.9 million of its investment portfolio as collateral for a line of credit from the Federal Home Loan Bank. As of that date, the Company had approximately $12.0 million in available overnight credit from the Federal Home Loan Bank under that agreement.

Year 2000

         The Company spent a significant amount of time planning, testing, and upgrading for the changeover of information technology systems to January 1, 2000 and other identified sensitive dates. The planning and preparation was successful, as there were no identified problems with our data processing system. As a result, the Company incurred no expenses in 2000 in relation to the Year 2000 changeover, and none are anticipated in the future. The Company is not aware of any year 2000 problem with a third party provider or customer that could significantly have an impact on the Company's financial position.

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

Financial Ratios

         The following table presents certain financial ratios for the years ended December 31, 2000 and 1999.

                              KEY FINANCIAL RATIOS


                                                       Years Ended
                                                       December 31,
                                                       ------------
                                                  2000               1999
- ---------------------------------------------------------------------------
Return on average assets                          1.0%                .9%
Return on average equity                         13.1%              11.0%
Average equity to average assets                  7.6%               7.9%


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

Item 7.  Financial Statements.

Index to Financial Statements

Independent Auditors' Report.                                                 39

Consolidated Balance Sheets as of December 31, 2000 and 1999.                 40

Consolidated Statements of Income for the Years Ended December 31,
2000 and 1999.                                                                41

Consolidated Statements of Changes in Shareholders' Equity for the Years
Ended December 31, 2000 and 1999.                                             42

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000
and 1999.                                                                     43

Notes to Consolidated Financial Statements.                                   44

                          Independent Auditors' Report


The Board of Directors
Valley Financial Corporation:


We have audited the consolidated balance sheets of Valley Financial Corporation and subsidiary (Valley Bank) as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley Financial Corporation and subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




Galax, Virginia
January 11, 2001

Valley Financial Corporation
Consolidated Balance Sheets
December 31, 2000 and 1999
(In thousands, except share data)
- --------------------------------------------------------------------------------


                                                                                           2000           1999
                                                                                      -------------  --------------
                           Assets
Cash and due from banks                                                               $       3,988  $        4,027
Money market investments
     Federal funds sold                                                                           -           6,034
     Interest-bearing deposits in other banks                                                   113              71
Securities available-for-sale                                                                36,873          31,167
Restricted equity securities                                                                  1,010             797
Loans, net of allowance for loan losses of
   $1,190 in 2000 and $910 in 1999                                                          113,247          90,448
Premises and equipment, net                                                                   3,075           2,629
Accrued interest receivable                                                                   1,266             989
Other assets                                                                                    592             994
                                                                                      -------------  --------------
        Total assets                                                                  $     160,164  $      137,156
                                                                                      =============  ==============

                Liabilities and Shareholders' Equity
Noninterest-bearing deposits                                                          $      17,254  $       14,328
Interest-bearing deposits                                                                   112,620         101,149
                                                                                      -------------  --------------
        Total deposits                                                                      129,874         115,477

Federal funds purchased and securities sold under
  agreements to repurchase                                                                    3,745             992
Federal Home Loan Bank advances                                                              10,000          10,000
Accrued interest payable                                                                      1,523           1,034
Other liabilities                                                                               367             598
                                                                                      -------------  --------------

        Total liabilities                                                                   145,509         128,101
                                                                                      -------------  --------------

Commitments and other matters

Shareholders' equity:
     Preferred stock, no par value.  Authorized
        10,000,000 shares; none issued and outstanding                                            -               -
     Common stock, no par value.  Authorized
        10,000,000 shares; issued and outstanding
        1,213,207 shares and 1,013,207 shares in 2000 and
        1999, respectively                                                                   12,299           9,099
     Retained earnings                                                                        2,401             934
     Accumulated other comprehensive loss                                                       (45)           (978)
                                                                                      -------------  --------------
        Total shareholders' equity                                                           14,655           9,055
                                                                                      -------------  --------------
        Total liabilities and shareholders' equity                                    $     160,164  $      137,156
                                                                                      =============  ==============

See accompanying notes to consolidated financial statements.

Valley Financial Corporation
Consolidated Statements of Income
Years Ended December 31, 2000 and 1999
(In thousands, except per share data)
- --------------------------------------------------------------------------------


                                                                                           2000           1999
                                                                                      -------------  --------------
Interest income:
     Interest and fees on loans                                                       $       9,403  $        6,823
     Interest on securities - taxable                                                         1,860           1,476
     Interest on securities - nontaxable                                                        390             325
     Interest on money market investments                                                        80             135
                                                                                      -------------  --------------
                  Total interest income                                                      11,733           8,759
                                                                                      -------------  --------------

Interest expense:
     Interest on deposits                                                                     5,328           3,984
     Interest on Federal Home Loan Bank advances                                                570             415
     Interest on other borrowed funds                                                           407              33
                                                                                      -------------  --------------
                  Total interest expense                                                      6,305           4,432
                                                                                      -------------  --------------
                  Net interest income                                                         5,428           4,327

Provision for loan losses                                                                       281             216
                                                                                      -------------  --------------
                  Net interest income after provision for loan losses                         5,147           4,111
                                                                                      -------------  --------------

Noninterest income:
     Service charges on deposit accounts                                                        351             220
     Other income                                                                               119             134
                                                                                      -------------  --------------
                  Total noninterest income                                                      470             354
                                                                                      -------------  --------------

Noninterest expense:
     Personnel                                                                                1,876           1,649
     Occupancy                                                                                  247             213
     Data processing and equipment                                                              396             348
     Other expense                                                                            1,030             819
                                                                                      -------------  --------------
                  Total noninterest expense                                                   3,549           3,029
                                                                                      -------------  --------------
                  Income before income taxes                                                  2,068           1,436

Income tax expense                                                                              601             394
                                                                                      -------------  --------------
                  Net income                                                          $       1,467  $        1,042
                                                                                      =============  ==============

Net income per share:
     Basic net income per share                                                       $        1.41  $         1.03
                                                                                      =============  ==============
     Diluted net income per share                                                     $        1.35  $          .99
                                                                                      =============  ==============


See accompanying notes to consolidated financial statements.

Valley Financial Corporation
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2000 and 1999
(In thousands, except share data)
- --------------------------------------------------------------------------------

                                                                                          Accum-
                                                                                          ulated
                                                                                           Other
                                                                                          Compre-         Total
                                                                         Retained         hensive        Share-
                                              Common        Common       Earnings         Income        holders'
                                               Shares       Stock        (Deficit)        (Loss)         Equity
                                           ------------   -----------  -------------  -------------  --------------
Balances at December 31, 1998                   964,590   $     9,095  $        (108) $         170  $        9,157

Comprehensive income:
     Net income                                       -             -          1,042              -           1,042
     Unrealized losses on securities
       available-for-sale, net of deferred
       tax benefit of $591                            -             -              -         (1,148)         (1,148)
                                                                                                     --------------
     Total comprehensive income                                                                                (106)

Stock options exercised                             400             4              -              -               4
Stock split                                      48,217             -              -              -               -
                                           ------------   -----------  -------------  -------------  --------------
Balances at December 31, 1999                 1,013,207         9,099            934           (978)          9,055

Comprehensive income:
     Net income                                       -             -          1,467              -           1,467
     Unrealized losses on securities
       available-for-sale, net of deferred
       tax expense of $481                            -             -              -            933             933
                                                                                                     --------------
     Total comprehensive income                                                                               2,400

Sale of common stock                            200,000         3,200              -              -           3,200
                                           ------------   -----------  -------------  -------------  --------------
Balances at December 31, 2000                 1,213,207   $    12,299  $       2,401  $         (45) $       14,655
                                           ============   ===========  =============  =============  ==============



See accompanying notes to consolidated financial statements.

Valley Financial Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2000 and 1999
(In thousands)
- --------------------------------------------------------------------------------


                                                                                           2000           1999
                                                                                      -------------  --------------
Cash flows from operating activities:
     Net income                                                                       $       1,467  $        1,042
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Provision for loan losses                                                            281             216
           Depreciation and amortization of
              premises and equipment                                                            259             234
           Deferred income tax                                                                  (73)            (61)
           Amortization of organizational expenses                                                -              77
           Amortization (accretion) of bond premiums/discounts, net                              25              29
           Increase (decrease) in unearned fees                                                  19              (7)
           Increase in accrued interest receivable                                             (277)           (185)
           Increase in other assets                                                             (37)           (111)
           Increase in accrued interest payable                                                 489             355
           Increase (decrease) in other liabilities                                            (231)            274
                                                                                      -------------  --------------
                  Net cash provided by operating activities                                   1,922           1,863
                                                                                      -------------  --------------

Cash flows from investing activities:
     Net increase (decrease) in money market investments                                      5,992          (4,362)
     Purchases of premises and equipment                                                       (674)         (1,005)
     Purchases of securities available-for-sale                                              (7,165)        (15,608)
     Proceeds from sales, calls and maturities of
       securities available-for-sale                                                          2,635           7,994
     Increase in loans, net                                                                 (23,099)        (19,764)
                                                                                      -------------  --------------
                  Net cash used in investing activities                                     (22,311)        (32,745)
                                                                                      -------------  --------------

Cash flows from financing activities:
     Increase in noninterest-bearing deposits                                                 2,926           3,891
     Increase in interest-bearing deposits                                                   11,471          21,560
     Federal Home Loan Bank advances                                                              -           5,000
     Proceeds from subordinated capital note                                                  2,300               -
     Repayment of subordinated capital note                                                  (2,300)              -
     Increase in federal funds purchased and securities
       sold under agreements to repurchase                                                    2,753             992
     Proceeds from issuance of common stock                                                   3,200               4
                                                                                      -------------  --------------
                  Net cash provided by financing activities                                  20,350          31,447
                                                                                      -------------  --------------
                  Net increase (decrease) in cash and due from banks                            (39)            565

Cash and due from banks at beginning of year                                                  4,027           3,462
                                                                                      -------------  --------------
Cash and due from banks at end of year                                                $       3,988  $        4,027
                                                                                      =============  ==============

Supplemental disclosure of cash flows information:
     Cash paid during the year for interest                                           $       5,816  $        4,077
                                                                                      =============  ==============
     Cash paid during the year for income taxes                                       $       1,019  $          243
                                                                                      =============  ==============



See accompanying notes to consolidated financial statements.

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(In thousands, except share and per share data)

- --------------------------------------------------------------------------------
Note 1.  Summary of Significant Accounting Policies

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

As a state chartered, Federal Reserve member Bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve. The following is a summary of the more significant accounting policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Bank, which is wholly owned. All significant, intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan and foreclosed real estate losses, management obtains independent appraisals for significant properties.

Substantially all of the Bank's loan portfolio consists of loans in the Roanoke Valley. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions. The regional economy is reasonably diverse.

While management uses available information to recognize loan and foreclosed real estate losses, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Bank's allowances for loan and foreclosed real estate losses. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examinations. Because of these factors, it is reasonably possible that the allowances for loan and foreclosed real estate losses may change materially in the near term.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks."

Trading Securities

The Bank does not hold securities for short-term resale and therefore does not maintain a trading securities portfolio.

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(In thousands, except share and per share data)

- --------------------------------------------------------------------------------
Note 1.  Organization and Summary of Significant Accounting Policies, continued

Securities Held to Maturity

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates.

Securities Available for Sale

Available-for-sale securities are reported at fair value and consist of bonds, notes, debentures, and certain equity securities not classified as trading securities or as held-to-maturity securities.

Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of shareholders' equity. Realized gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or to call dates.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal amount adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Discounts and premiums on any purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on any purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(In thousands, except share and per share data)

- --------------------------------------------------------------------------------
Note 1.  Organization and Summary of Significant Accounting Policies, continued

Allowance for Loan Losses, continued

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Property and Equipment

Land is carried at cost. Bank premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives:

                                                                           Years
                                                                           -----

                               Buildings and improvements                     30
                               Furniture and equipment                      3-10
                               Land and lease hold improvements             3-15

Foreclosed Properties

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less anticipated cost to sell at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(In thousands, except share and per share data)

- --------------------------------------------------------------------------------

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Stock-based Compensation

The Company accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock-Based Compensation (issued in October 1995), but complies with the disclosure requirements set forth in the Statement, which include disclosing pro forma net income as if the fair value based method of accounting had been applied.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Income Taxes

Provision for income taxes is based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred taxes assets and liabilities are adjusted through the provision for income taxes.

Deferred income tax liability relating to unrealized appreciation (or the deferred tax asset in the case of unrealized depreciation) on investment securities available for sale is recorded in other liabilities (assets). Such unrealized appreciation or depreciation is recorded as an adjustment to equity in the financial statements and not included in income determination until realized. Accordingly, the resulting deferred income tax liability or asset is also recorded as an adjustment to equity.

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends.

Diluted Earnings per Share

The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares.

Comprehensive Income

Annual comprehensive income reflects the change in the Company's equity during the year arising from transactions and events other than investments by and distributions to shareholders. It consists of net income plus certain other changes in assets and liabilities that are reported as separate components of shareholders' equity rather than as income or expense.

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(In thousands, except share and per share data)
- --------------------------------------------------------------------------------


Note 1.  Organization and Summary of Significant Accounting Policies, continued

Financial Instruments

All derivative financial instruments held or issued by the Bank are held or issued for purposes other than trading.

In the ordinary course of business the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and commercial and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

The Bank does not utilize interest-rate exchange agreements or interest-rate futures contracts.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.

Interest-bearing deposits with banks: Fair values for time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

Available-for-sale and held-to-maturity securities: Fair values for securities, excluding restricted equity securities, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying values of restricted equity securities approximate fair values.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable. The carrying amount of accrued interest receivable approximates its fair value.

Deposit liabilities: The fair values disclosed for demand and savings deposits are, by definition, equal to the amount payable on demand at the reporting date. The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value.

Short-term debt: The carrying amounts of short-term debt approximate their fair values.

Other liabilities: For fixed-rate loan commitments, fair value considers the difference between current levels of interest rates and the committed rates. The carrying amounts of other liabilities approximates fair value.

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(In thousands, except share and per share data)

- --------------------------------------------------------------------------------

Note 1.  Organization and Summary of Significant Accounting Policies, continued

Reclassification

Certain reclassifications have been made to the prior years' financial statements to place them on a comparable basis with the current year. Net income and shareholders' equity previously reported were not affected by these reclassifications.

Note 2.  Restrictions on Cash

To comply with Federal Reserve regulations, the Bank will be required to maintain certain average reserve balances. There were no daily reserve requirements for the week including December 31, 1999, as the Bank had not met minimum average deposit levels under the current provisions of the regulations. The daily cash reserve requirement for the week including December 31, 2000 was $475,000.

Note 3.  Securities

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale as of December 31, 2000 and 1999 were as follows:

                                                                                   2000
                                                       -------------------------------------------------------------
                                                         Amortized      Unrealized      Unrealized        Fair
                                                            Costs          Gains          Losses         Values
                                                       --------------  -------------  -------------  --------------
U.S. Treasury                                          $          200  $           -  $           -  $          200
U.S. Government agencies and
   corporations                                                22,657              -            140          22,517
Mortgage-backed securities                                      3,820              2              -           3,822
States and political subdivisions                               8,655             69              -           8,724
Corporate obligations                                           1,409              2              -           1,411
Other equity securities                                           200              -              1             199
Restricted equity securities                                    1,010              -              -           1,010
                                                       --------------  -------------  -------------  --------------
                                                       $       37,951  $          73  $         141  $       37,883
                                                       ==============  =============  =============  ==============


                                                                                   1999
                                                       -------------------------------------------------------------
                                                         Amortized      Unrealized      Unrealized        Fair
                                                            Costs          Gains          Losses         Values
                                                       --------------  -------------  -------------  --------------
U.S. Treasury                                          $          200  $           -  $           2  $          198
U.S. Government agencies and
   corporations                                                22,182              -          1,003          21,179
Mortgage-backed securities                                      2,675              2             35           2,642
States and political subdivisions                               7,292              -            418           6,874
Corporate obligations                                              99              -              -              99
Other equity securities                                           200              -             25             175
Restricted equity securities                                      797              -              -             797
                                                       --------------  -------------  -------------  --------------
     Total securities                                  $       33,445  $           2  $       1,483  $       31,964
                                                       ==============  =============  =============  ==============

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(In thousands, except share and per share data)

- --------------------------------------------------------------------------------

Note 3.  Securities, continued

The amortized costs and approximate fair values of available-for-sale securities as of December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                         Amortized        Fair
                                                                                           Costs         Values
                                                                                      -------------  --------------
Due in one year or less                                                               $         802  $          807
Due after one year through five years                                                         8,595           8,581
Due after five years through ten years                                                       15,900          15,802
Due after ten years                                                                           7,624           7,662
Mortgage-backed securities                                                                    3,820           3,822
Equity securities                                                                             1,210           1,209
                                                                                      -------------  --------------
                                                                                      $      37,951  $       37,883
                                                                                      =============  ==============

Securities with amortized costs of $18,773 and $4,596 as of December 31, 2000 and 1999, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

The Federal Home Loan Bank stock is carried at cost and collateralizes lines of credit available from the Federal Home Loan Bank.

Note 4.  Loans Receivable

The major components of loans in the consolidated balance sheets at December 31, 2000 and 1999 are as follows (in thousands):


                                                                                        2000              1999
                                                                                    -------------    --------------
Commercial                                                                          $      30,070    $       24,651
Real estate:
   Construction and land development                                                        5,879             5,225
   Residential, 1-4 families                                                               18,926            14,548
   Commercial                                                                              43,146            33,485
Consumer                                                                                   16,467            13,481
                                                                                    -------------    --------------
                                                                                          114,488            91,390

Unearned loan origination costs, net of fees                                                  (51)              (32)
Allowance for loan losses                                                                  (1,190)             (910)
                                                                                    -------------    --------------
                                                                                    $     113,247    $       90,448
                                                                                    =============    ==============

Note 5.  Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:


                                                                                        2000              1999
                                                                                    -------------    --------------
Balance, beginning                                                                  $         910    $          708

Provision charged to expense                                                                  281               216
Recoveries of amounts charged off                                                               -                 -
Amounts charged off                                                                            (1)              (14)
                                                                                    -------------    --------------
Balance, ending                                                                     $       1,190    $          910
                                                                                    =============    ==============


Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(In thousands, except share and per share data)

- --------------------------------------------------------------------------------

Note 5.  Allowance for Loan Losses, continued

An allowance determined in accordance with SFAS No. 114 and No. 118 is provided for all impaired loans. The total recorded investment in impaired loans and the related allowance for loan losses at December 31, 2000 and 1999 is as follows:


                                                                                        2000              1999
                                                                                    -------------    --------------
Impaired loans without a valuation allowance                                        $         749    $           16
Impaired loans with a valuation allowance                                                     102                87
                                                                                    -------------    --------------
          Total impaired loans                                                      $         851    $          103
                                                                                    =============    ==============

Valuation allowance related to impaired loans                                       $          55    $           10
                                                                                    =============    ==============

The average annual recorded investment in impaired loans and interest income recognized on impaired loans for the years ended December 31, 2000 and 1999 (all approximate) is summarized below:



                                                                                        2000              1999
                                                                                    -------------    --------------
Average investment in impaired loans                                                $       1,160    $          187
                                                                                    =============    ==============
Interest income recognized on impaired loans                                        $          50    $            2
                                                                                    =============    ==============
Interest income recognized on a cash basis on impaired loans                        $          50    $            2
                                                                                    =============    ==============

No additional funds are committed to be advanced in connection with impaired loans.

Loans approximating $17,874 and $12,435 and consisting primarily of residential mortgage loans collateralized the line of credit available from the Federal Home Loan Bank at December 31, 2000 and 1999, respectively. In order to meet potential funding demands the Bank established a line of credit at the Federal Reserve Bank of Richmond. The line has not been drawn against.

Note 6.  Premises and Equipment

Components of premises and equipment and total accumulated depreciation and amortization as of December 31, 2000 and 1999 are as follows:

                                                                                           2000           1999
                                                                                      -------------  --------------
Land and improvements                                                                 $         654  $          654
Building                                                                                      1,260           1,257
Furniture, fixtures and equipment                                                             1,226           1,090
Leasehold improvements                                                                          346             328
Construction in progress                                                                        516               -
                                                                                      -------------  --------------
                                                                                              4,002           3,329

Less accumulated depreciation and amortization                                                 (927)           (700)
                                                                                      -------------  --------------
                                                                                      $       3,075  $        2,629
                                                                                      =============  ==============


Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(In thousands, except share and per share data)

- --------------------------------------------------------------------------------

Note 6.  Premises and Equipment, continued

The Bank currently leases its main office location under a non-cancelable operating lease. The lease for the main office has an original term of five years with the option of two additional renewal terms of five years each. In addition, the Bank has entered into a lease for a branch location. Rental expenses under operating leases were approximately $134 and $107 for 2000 and 1999, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2000 were as follows:

                           2001                                                       $         165
                           2002                                                                 165
                           2003                                                                 166
                           2004                                                                 166
                           2005                                                                  14
                           Subsequent years                                                      44
                                                                                      -------------
                                                                                      $         720
                                                                                      =============

Note 7.  Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2000 and 1999 was $16,668 and $12,974, respectively. At December 31, 2000, the approximate scheduled maturities of time deposits are as follows:

                           Three months or less                                              21,697
                           Four to twelve months                                             53,962
                           One to three years                                                 6,458
                           Over three years                                                   2,073
                                                                                      -------------
                                                                                      $      84,190
                                                                                      =============

Note 8.  Other Borrowed Funds

Short-term debt

Short-term debt consists of securities under agreements to repurchase and federal funds purchased, which generally mature within one to seven days from the transaction date. Additional information is summarized below:


                                                                                           2000           1999
                                                                                      -------------  --------------
Outstanding balance at December 31                                                    $       3,745  $          992
                                                                                      =============  ==============
Year-end weighted average rate                                                                5.60%           5.56%
                                                                                      =============  ==============
Daily average outstanding during the period                                           $       5,911  $          658
                                                                                      =============  ==============
Average rate for the period                                                                   5.66%           5.56%
                                                                                      =============  ==============
Maximum outstanding at any month-end during the period                                    $  10,217        $  5,589
                                                                                      =============  ==============

Long-term debt

At December 31, 2000 and 1999, long-term debt was $10,000. At December 31, 2000, it consisted of two Federal Home Loan Bank advances of $5,000 each. One advance bears interest at 5.46% and matures in 2009 and the other bears interest at 6.49% and matures in 2010. However, both of these advances are callable by the FHLB on a quarterly basis. The weighted average rate at December 31, 2000 is 5.98%.

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(In thousands, except share and per share data)

- --------------------------------------------------------------------------------

Note 9. Fair Value of Financial Instruments

The carrying amounts and approximate fair values of the Corporation's financial instruments are as follows at December 31, 2000 and 1999:

                                                                   2000                          1999
                                                       -----------------------------  -----------------------------

                                                                        Approximate                  Approximate
                                                          Carrying         Fair          Carrying         Fair
                                                           Amounts        Values          Amounts        Values
                                                       --------------  -------------  -------------  --------------
Financial assets
    Cash and due from banks                            $        3,988  $       3,988  $       4,027  $        4,027
    Money market investments                                      113            113          6,105           6,105
    Securities available-for-sale                              36,873         36,873         31,167          31,167
    Restricted equity securities                                1,010          1,010            797             797
    Loans, net                                                113,247        111,569         90,448          90,118

Financial liabilities
    Deposits                                                  129,874        130,388        115,477         116,044
    Federal Home Loan Bank advances                            10,000         10,000         10,000          10,000
    Other borrowings                                            3,745          3,745            992             992

Off-balance-sheet assets (liabilities)
    Commitments to extend credit and
      standby letters of credit                                     -              -              -               -

Note 10.  Earnings Per Share

The following table details the computation of basic and diluted earnings per share for each year ended December 31.

                                                                                                           Per
                                                                            Net                           Share
                                                                          Income          Shares         Amount
                                                                       -------------  -------------  ------------
Year Ended December 31, 2000
     Basic net income per share                                        $       1,467      1,037,797  $       1.41
                                                                                                     ============
     Effect of dilutive stock options                                              -         45,825
                                                                       -------------  -------------
     Diluted net income per share                                      $       1,467      1,083,622  $       1.35
                                                                       =============  =============  ============

Year Ended December 31, 1999
     Basic net income per share                                        $       1,042      1,013,176  $       1.03
                                                                                                     ============
     Effect of dilutive stock options                                              -         33,578
                                                                       -------------  -------------
     Diluted net income per share                                      $       1,042      1,046,754  $        .99
                                                                       =============  =============  ============

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(In thousands, except share and per share data)

- --------------------------------------------------------------------------------

Note 11.  Employee Benefit Plan

The Corporation has a defined contribution plan (the Plan) qualifying under IRS Code Section 401(k). Eligible participants in the Plan can contribute up to 15 percent of their total annual compensation to the Plan. Employee contributions are matched by the Corporation based on 75 percent of the employee's contribution up to a total of 6 percent of the employee's salary. For the years ended December 31, 2000, and 1999 the Corporation contributed $47 and $36 to the Plan, respectively.

Note 12.  Stock Options

The Company has an Incentive Stock Plan (the Plan) pursuant to which the Human Resource Committee of the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 103,950 shares (adjusted for stock split) of the Company's authorized, but unissued common stock. Accordingly, 103,950 shares of authorized, but unissued common stock are reserved for use in the Plan. All stock options have been granted with an exercise price equal to the stock's fair market value at the date of grant. Stock options generally have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of grant. In addition, certain options for 10,122 shares (adjusted for stock split) based on meeting certain performance criteria were granted to executive officers during 1999.

There were no stock options granted during 2000. The per share weighted average fair value of stock options granted during 1999 was $7.66, on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                           2000           1999
                                                                                      -------------  --------------

Expected split yield                                                                            N/A              0%
Risk-free interest rate                                                                         N/A            7.0%
Expected life of options (in years)                                                             N/A              10
Expected volatility of stock price                                                              N/A             12%

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


                                                                                           2000           1999
                                                                                      -------------  --------------
Net income:
   As reported                                                                        $       1,467  $        1,042
   Pro forma                                                                          $       1,415  $          971

Basic net income per share:
   As reported                                                                        $        1.41  $         1.03
   Pro forma                                                                          $        1.36  $          .96

Diluted net income per share:
   As reported                                                                        $        1.35  $          .99
   Pro forma                                                                          $        1.31  $          .93

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(In thousands, except share and per share data)

- --------------------------------------------------------------------------------

Note 12.  Stock Options, continued

Stock option activity during the years ended December 31, 2000 and 1999 (adjusted for stock split) is as follows:


                                                                                                        Exercise
                                                                                      Shares             Prices
                                                                                      -------------  -------------
Balance at December 31, 1998                                                                 79,590  $       9.72
Granted                                                                                      41,885  $      14.20
Exercised                                                                                      (420) $       9.76
Expired/forfeited                                                                            (1,260) $       9.76
                                                                                      -------------
Balance at December 31, 1999                                                                119,795  $      11.29
                                                                                      =============

Granted                                                                                           -  $           -
Exercised                                                                                         -  $           -
Expired/forfeited                                                                                 -  $           -
                                                                                      -------------  -------------
Balance at December 31, 2000                                                                119,795  $       11.29
                                                                                      =============  =============

At December 31, 2000, the range of exercise prices and weighted average remaining contractual life of outstanding options was $8.33 - $16.67 and 6.8 years, respectively (adjusted for stock split).

At December 31, 2000 and 1999, the number of options exercisable was 86,299 and 74,487, respectively, and the weighted average exercise price of those options was $10.02 and $9.51, respectively (adjusted for stock split).

Note 13.  Income Taxes

Current and Deferred Income Tax Components

Total income tax expense (benefit) for the years ended December 31, 2000 and 1999 consists of the following:

                                                                                           2000           1999
                                                                                      -------------  --------------
Current                                                                               $         674  $          455
Deferred                                                                                        (73)            (61)
                                                                                      -------------  --------------
                                                                                      $         601  $          394
                                                                                      =============  ==============

Rate Reconciliation

Total income tax expense (benefit) differed from the "expected" amount computed by applying the U.S. Federal income tax rate of 34 percent to income before income taxes as a result of the following:

                                                                                           2000           1999
                                                                                      -------------  --------------

Tax at statutory federal rate                                                         $         703  $          488
Tax-exempt interest income                                                                     (132)           (110)
Tax-exempt interest disallowance                                                                 25              16
Other                                                                                             5               -
                                                                                      -------------  --------------
                                                                                      $         601  $          394
                                                                                      =============  ==============

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(In thousands, except share and per share data)

- --------------------------------------------------------------------------------

Note 13.  Income Taxes, continued

Deferred Income Tax Analysis

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are as follows:

                                                                                           2000           1999
                                                                                      -------------  --------------
Deferred tax assets:
   Net unrealized losses on available-for-sale securities                             $          23  $          503
   Loans, principally due to allowance for loan losses                                          371             275
   Preopening expenses due to capitalization for income tax purposes                              -              14
   Depreciation                                                                                   5              11
                                                                                      -------------  --------------
       Total deferred tax assets                                                                399             803
                                                                                      -------------  --------------

Deferred tax liabilities:
   Net unrealized gains on available-for-sale securities                                                          -
   Other                                                                                          5               2
                                                                                      -------------  --------------
       Total deferred tax assets                                                                  5               2
                                                                                      -------------  --------------
       Net deferred tax assets                                                        $         394  $          801
                                                                                      =============  ==============

Note 14.  Commitments and Contingencies

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

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(In thousands, except share and per share data)

- --------------------------------------------------------------------------------

Note 14.  Commitments and Contingencies, continued

Litigation

In the normal course of business the Bank is involved in various legal proceedings. After consultation with legal counsel, management believes that any liability resulting from such proceedings will not be material to the financial statements.

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

                                                                                           2000           1999
                                                                                      -------------  --------------
                 Commitments to extend credit                                         $      32,166  $       24,904
                 Standby letters of credit                                                      643             659
                                                                                      -------------  --------------
                                                                                      $      32,809  $       25,563
                                                                                      =============  ==============

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. Unless renewed, substantially all of the Bank's credit commitments at December 31, 2000 will expire within one year. Management does not anticipate any material losses as a result of these transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(In thousands, except share and per share data)

- --------------------------------------------------------------------------------

Note 15.  Regulatory Restrictions

Dividends

The Company's principal source of funds for dividend payments is dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company will depend on the Bank's earnings and capital position and is limited by state law, regulations and policies. A state bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand. Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in-capital of the bank. As of December 31, 2000 and 1999, the amount available for payment of dividends is $2,401 and $934, respectively.

Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2000 and 1999, the Company and the Bank were categorized as well capitalized as defined by applicable regulations. To be categorized as well capitalized the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed the Company's or the Bank's category.

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(In thousands, except share and per share data)

- --------------------------------------------------------------------------------

Note 15.  Regulatory Restrictions, continued

The Company's and the Bank's actual capital amounts and ratios are also presented in the table below.

                                                                                                     To Be Well
                                                                                                  Capitalized Under
                                                                       For Capital                Prompt Corrective
                                                Actual              Adequacy Purposes            Action Provisions
                                          -------------------     ------------------------  -------------------------
                                            Amount     Ratio       Amount           Ratio     Amount           Ratio
                                          --------     -----      --------          -----    --------          -----
As of December 31, 2000:
    Total Capital
     (to Risk Weighted Assets):
        Consolidated                   $    15,888     12.64%   $   10,056           8.0%   $     n/a             n/a
        Valley Bank                         13,460     10.88%        9,901           8.0%      12,376           10.0%
    Tier I Capital
     (to Risk Weighted Assets):
        Consolidated                        14,698     11.69%        5,028           4.0%         n/a             n/a
        Valley Bank                         12,270      9.91%        4,950           4.0%       7,426            6.0%
    Tier I Capital (Leverage)
     (to Average Assets):
        Consolidated                        14,698      9.30%        6,320           4.0%         n/a             n/a
        Valley Bank                         12,270      7.86%        6,248           4.0%       7,810            5.0%



                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                       For Capital               Prompt Corrective
                                                Actual              Adequacy Purposes            Action Provisions
                                        ---------------------   -------------------------   -------------------------
                                         Amount        Ratio      Amount           Ratio     Amount           Ratio
                                        ----------   --------   ----------       --------   ---------       ---------

As of December 31, 1999:
    Total Capital
     (to Risk Weighted Assets):
        Consolidated                   $    10,943     10.68%   $    8,195           8.0%   $     n/a             n/a
        Valley Bank                         10,309     10.08%        8,185           8.0%      10,232           10.0%
    Tier I Capital
     (to Risk Weighted Assets):
        Consolidated                        10,033      9.79%        4,098           4.0%         n/a             n/a
        Valley Bank                          9,399      9.19%        4,093           4.0%       6,139            6.0%
    Tier I Capital (Leverage)
     (to Average Assets):
        Consolidated                        10,033      7.55%        5,281           4.0%         n/a             n/a
        Valley Bank                          9,399      7.14%        5,229           4.0%       6,536            5.0%

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(In thousands, except share and per share data)

- --------------------------------------------------------------------------------

Note 15.  Regulatory Restrictions, continued

Inter-company transactions

Legal lending limits on loans by the Bank to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers' acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $1.2 million at December 31, 2000.

Note 16.  Related Party Transactions

The Bank has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

Loans

Aggregate 2000 and 1999 loan transactions with related parties were as follows:


                                                                                           2000           1999
                                                                                      -------------  --------------
Balances at beginning of year                                                         $       4,427  $        4,591

Advances                                                                                      1,595             396
Repayments                                                                                   (1,542)           (560)
                                                                                      -------------  --------------
Balances at end of year                                                               $       4,480  $        4,427
                                                                                      =============  ==============


Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(In thousands, except share and per share data)

- --------------------------------------------------------------------------------

Note 17.  Parent Company Financial Information

Condensed financial information of Valley Financial Corporation is presented below:

                            Condensed Balance Sheets
                           December 31, 2000 and 1999


                                                                                           2000           1999
                                                                                      -------------  --------------
        Assets
        Cash                                                                          $         161  $           69
        Securities available-for-sale                                                         2,221             735
        Investment in subsidiary, at equity                                                  12,219           8,452
        Other assets                                                                            496             316
                                                                                      -------------  --------------
                  Total assets                                                        $      15,097  $        9,572
                                                                                      =============  ==============

        Liabilities                                                                   $         442  $          517
                                                                                      -------------  --------------

        Commitments and other matters                                                                             -

        Shareholders' equity:
             Preferred stock, no par value.  Authorized 10,000,000 shares;
               none issued and outstanding                                                        -               -
             Common stock of no par value.  Authorized 10,000,000 shares;
               issued and outstanding 1,213,207 shares and 1,013,207
               shares in 2000 and 1999, respectively                                         12,299           9,099
             Retained earnings                                                                2,401             934
             Accumulated other comprehensive loss                                               (45)           (978)
                                                                                      -------------  --------------
                  Total shareholders' equity                                                 14,655           9,055
                                                                                      -------------  --------------
                  Total liabilities and shareholders' equity                          $      15,097  $        9,572
                                                                                      =============  ==============

                         Condensed Statements of Income
                     Years Ended December 31, 2000 and 1999

                                                                                           2000           1999
                                                                                      -------------  --------------
        Income:
             Interest income                                                          $          86  $          105
             Dividends from subsidiary                                                           48               -
                                                                                      -------------  --------------
                                                                                                134             105
                                                                                      -------------  --------------
        Expenses:
             Interest expense                                                                    94              41
             Other expenses                                                                      52              48
                                                                                      -------------  --------------
                                                                                                146              89
                                                                                      -------------  --------------
             Income (loss) before income taxes and equity in
              undistributed net income of subsidiary                                            (12)             16
        Income tax (expense) benefit                                                              8               5
                                                                                      -------------  --------------
             Income (loss) before equity in undistributed
              net income of subsidiary                                                           (4)             21
             Equity in net income of subsidiary                                               1,471           1,021
                                                                                      -------------  --------------
             Net income                                                               $       1,467  $        1,042
                                                                                      =============  ==============


Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(In thousands, except share and per share data)

- --------------------------------------------------------------------------------

Note 17.  Parent Company Financial Information, continued

                       Condensed Statements of Cash Flows
                     Years Ended December 31, 2000 and 1999

                                                                                           2000           1999
                                                                                      -------------  --------------
        Cash flows from operating activities:
             Net income                                                               $       1,467  $        1,042
             Adjustments to reconcile net income to net
              cash provided by (used in) operating activities:
                  Equity in net income of subsidiary                                         (1,471)         (1,021)
                  Amortization of bond premiums                                                   4               -
                  Amortization of other assets                                                    -               9
                  (Increase) decrease in other assets                                          (199)             70
                  Increase (decrease) in other liabilities                                      (75)             69
                                                                                      -------------  --------------
                         Net cash provided by (used in) operating activities                   (274)            169
                                                                                      -------------  --------------

        Cash flows from investing activities:
             Purchases of securities available-for-sale                                      (1,815)           (125)
             Investment in subsidiary                                                        (1,019)            (44)
                                                                                      -------------  --------------
                         Net cash used in investing activities                               (2,834)           (169)
                                                                                      -------------  --------------

        Cash flows from financing activities:
             Proceeds from issuance of common stock                                           3,200               4
                                                                                      -------------  --------------
                         Net cash provided by financing activities                            3,200               4
                                                                                      -------------  --------------
                         Net increase in cash                                                    92               4

        Cash at beginning of year                                                                69              65
                                                                                      -------------  --------------
        Cash at end of year                                                           $         161  $           69
                                                                                      =============  ==============

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by Item 401 of Regulation S-B is set forth under the caption "Information Concerning Directors and Nominees" on pages 3-5 of the Company's Proxy Statement dated March 20, 2001 and is incorporated herein by reference.

The information required by Item 405 of Regulation S-B is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 8 of the Company's Proxy Statement dated March 20, 2001 and is incorporated herein by reference.


Item 10.  Executive Compensation.

The information required by Item 402 of Regulation S-B is set forth under the caption "Executive Compensation" on pages 9-11 of the Company's Proxy Statement dated March 20, 2001 and is incorporated herein by reference.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The information required by item 403 of Regulation S-B is set forth under the caption "Security Ownership of Certain Beneficial Owners" on page 3 of the Company's Proxy Statement dated March 20, 2001 and under the caption "Information Concerning Directors and Nominees" on pages 3-5 of the Company's Proxy Statement dated March 20, 2001 and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-B is set forth under the caption "Certain Relationships and Related Transactions" on page 6 of the Company's Proxy Statement dated March 20, 2001 and is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K.

(a)      The following documents are filed as part of this Report:

1.       Financial Statements:

                  Independent Auditors' Report.

                  Consolidated Balance Sheets as of December 31, 2000 and 1999.

                  Consolidated Statements of Income for the Years Ended December 31, 2000 and 1999.

                  Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2000 and 1999.

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2000 and 1999.

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

                *10.6 Severance agreement dated February 9, 1998, by and between the Company and J. Randall Woodson ( incorporated herein by reference to Exhibit No. 10.6 of Form 10-KSB filed March 30, 2000, File No. 33-77568).

                *10.7 Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

                 21.       Subsidiaries of the Registrant.

                 24.       Power of Attorney.

*Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-KSB pursuant to Item 13(a).

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

         There were no filings on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 30, 2001.


                                            Valley Financial Corporation



                                            By:   /s/ Ellis L. Gutshall
                                                 ------------------------------
                                                     Ellis L. Gutshall
                                                     President and Chief
                                                     Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities indicated as of March 30, 2001.


                  Signature                                            Title
                  ---------                                            -----

          /s/ Ellis L. Gutshall                      President, Chief  Executive Officer
         ------------------------------                       and Director (Chief Executive Officer)
         (Ellis L. Gutshall)


          /s/ A. Wayne Lewis                         Executive Vice President, Chief
         ------------------------------                       Operating Officer and Director
         (A. Wayne Lewis)


          /s/ A. Wayne Lewis                         Chief Financial Officer
         ------------------------------                       (Principal Financial Officer
         (A. Wayne Lewis)                                     and Principal Accounting Officer)



          /s/ Abney S. Boxley, III    *              Director
         -----------------------------
         (Abney S. Boxley, III)


          /s/ William D. Elliot       *              Director
         -----------------------------
         (William D. Elliot)

          /s/ Mason Haynesworth       *              Director
         -----------------------------
         (Mason Haynesworth)

          /s/ Eddie F. Hearp          *              Director
         -----------------------------
         (Eddie  F. Hearp)

                                                     Director
         -----------------------------
         (Anna L. Lawson)

          /s/ Barbara B. Lemon        *              Director
         -----------------------------
         (Barbara B. Lemon)

          /s/ George W. Logan         *              Director
         -----------------------------
         (George W. Logan)

          /s/ John W. Starr           *              Director
         -----------------------------
         (Dr. John W. Starr)

          /s/ Ward W. Stevens        *               Director
         -----------------------------
         (Ward W. Stevens)

                                                     Director
         -----------------------------
         (Michael E. Warner)



*  By /s/ A. Wayne Lewis
         -----------------------------
         A. Wayne Lewis
         (Attorney in Fact)

                                INDEX TO EXHIBITS


Exhibit                                                                                      Page
Number                 Description                                                           Number
- ------                 -----------                                                           ------
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

                       L.C. (incorporated herein by reference to Exhibit No. 10.12 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.13 Lease agreement for office space dated September 20, 1996,by and between Valley Bank, N.A. and Betty J.
                       Burrows (incorporated herein by reference to Exhibit No.
                       10.13 of Form 10-KSB filed March 27, 1997, File No.
                       33-77568).

 10.6                  Severance agreement dated February 9, 1998, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.6 of Form 10-KSB filed March 30, 2000,
                       File No. 33-77568).

10.7 Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed
                       September 27, 2000, and Form SB-2/A filed October 25,
                       2000).

21                     Subsidiaries of the Registrant.                                            70

24                     Power of attorney.                                                         71