Form 10QSB
period 2001-03-31
VALLEY FINANCIAL CORP /VA/
filed 2001-05-15
CIK 921590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes X   No
          ---    ---

At April 30, 2001, 1,213,207 shares of the issuer's common stock, no par value, were outstanding.

Transitional small business disclosure format:  Yes      No  X  .
                                                    ----    ----

                         VALLEY FINANCIAL CORPORATION
                                  FORM 10-QSB
                                March 31, 2001

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

Item 1.  Financial Statements.

                         VALLEY FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                         (Unaudited)
                                                           March 31           December 31
                                                             2001                 2000
                                                           --------           -----------
Assets
    Cash and due from banks                                $  3,548             $  3,988
    Money market investments:
        Federal funds sold                                    1,298                    -
        Interest-bearing deposits in other banks                140                  113
                                                           --------             --------
               Total money market investments                 1,438                  113


    Securities available for sale                            36,224               36,873
    Restricted equity securities                              1,260                1,010
    Loans:
        Commercial and industrial loans                      31,244               30,070
        Commercial real estate loans                         42,750               43,146
        Real estate construction                              7,097                5,879
        Residential real estate loans                        22,904               18,926
        Loans to individuals                                 17,760               16,467
                                                           --------             --------
               Total loans                                  121,755              114,488
    Less unearned income                                        (42)                 (51)
    Less allowance for loan losses                           (1,227)              (1,190)
                                                           --------             --------
               Net loans                                    120,486              113,247
    Premises and equipment                                    3,165                3,075
    Accrued interest receivable                               1,173                1,266
    Other assets                                                508                  592
                                                           --------             --------
               Total assets                                $167,802             $160,164
                                                           ========             ========

Liabilities and Shareholders' Equity
    Deposits:
        Non-interest bearing demand deposits               $ 15,359             $ 17,254
        Interest bearing demand deposits                      9,550                7,293
        Money market deposits                                21,163               19,302
        Other savings deposits                                1,698                1,836
        Certificates of deposits >100,000                    19,878               16,668
        Other time deposits                                  63,973               67,521
                                                           --------             --------
               Total deposits                               131,621              129,874
                                                           --------             --------

Short-term borrowings                                             -                1,762
Securities sold under agreements to repurchase                4,262                1,983
Accrued interest payable                                      1,397                1,523
Other liabilities                                               350                  367
Federal Home Loan Bank advances                              15,000               10,000
                                                            -------             --------
              Total liabilities                             152,630              145,509
                                                           --------             --------
Commitments and other contingencies

Preferred stock, no par value. Authorized 10,000,000
   shares; none issued and outstanding
Common stock, no par value. Authorized 10,000,000
    shares; issued and outstanding 1,213,207 at
    March 31, 2001 and 1,213,207 at December 31, 2000        12,299               12,299
Accumulated retained earnings                                 2,740                2,401
Accumulated other comprehensive income (loss)                   133                  (45)
                                                            -------             --------
              Total shareholders' equity                     15,172               14,655
                                                           --------             --------
              Total liabilities and shareholders' equity   $167,802             $160,164
                                                           ========             ========

See accompanying notes to consolidated financial statements.

                         VALLEY FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)

                                                   For the Period           For the Period
                                                   January 1, 2001          January 1, 2000
                                                      Through                  Through
                                                   March 31, 2001           March 31, 2000
                                                   ---------------          ---------------
Interest Income:
    Interest and fees on loans                         $ 2,595                    $2,044
    Interest on money market investments                    16                        20
    Interest on securities - taxable                       483                       455
    Interest on securities - nontaxable                     96                        98
                                                       -------                    ------
              Total interest income                      3,190                     2,617
                                                       -------                    ------
Interest Expense:
    Interest on certificates of deposit > 100,000          294                       169
    Interest on other deposits                           1,243                       977
    Interest on Federal Home Loan Bank advances            184                       132
    Interest on repurchase agreements                       49                        23
    Interest on borrowed funds                              32                        15
                                                       -------                    ------
              Total interest expense                     1,802                     1,316
                                                       -------                    ------
              Net interest income                        1,388                     1,301

Provision for loan losses                                   37                        64
                                                       -------                    ------
    Net interest income after provision for
      loan losses                                        1,351                     1,237
                                                       -------                    ------

Noninterest income:
    Service charges on deposit accounts                     86                        64
    Other fee income                                        21                        20
    Securities gains (losses)                               (2)                        -
                                                       -------                    ------
    Total noninterest income                               105                        84
                                                       -------                    ------
Noninterest expense:
    Compensation expense                                   529                       477
    Occupancy expense                                       72                        59
    Data processing and equipment expense                  110                        99
    Other expense                                          296                       237
                                                        ------                    ------
              Total noninterest expense                  1,007                       872
                                                         -----                     -----
Net income before taxes                                    449                       449

Provision for income taxes                                 110                       125
                                                       -------                  --------

Net income                                             $   339                  $    324
                                                       =======                  ========
Basic earnings per share                               $  0.28                  $  0. 32
                                                       =======                  ========

Diluted earnings per share                             $  0.27                  $   0.31
                                                       =======                  ========

See accompanying notes to consolidated financial statements.

                         VALLEY FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                     (In thousands, except per share data)

                                             For the Period      For the Period
                                            January 1, 2001     January 1, 2000
                                                Through             Through
                                             March 31, 2001      March 31, 2000
                                            ----------------    ----------------
Cash Flows From Operating
 Activities:
   Net income                                   $   339           $   324
   Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Provision for loan losses                        37                64
    Depreciation and amortization
     of bank premises and equipment                  65                69
    Loss on sale of securities                        2                 -
    Amortization (accretion) of
     premiums and discounts                          10                 1
    Increase (decrease) in unearned fees             (9)                1
    (Increase) decrease in accrued
     interest receivable                             93               (45)
    (Increase) decrease in other assets             (16)                2
    Increase (decrease) in accrued interest
     payable                                       (126)              198
    Decrease in other liabilities                   (17)             (293)
                                                -------           -------
Net cash provided by operating activities           378               321
                                                -------           -------

Cash Flows From Investing Activities:
   (Increase) decrease in money market
    investments                                  (1,325)            6,075
   Purchases of premises and equipment             (148)              (27)
   Purchases of securities available-for-sale    (6,739)           (3,389)
   Purchases of restricted equity securities       (250)                -
   Proceeds from sales, calls, and maturities
    of securities available-for-sale              7,647               200
   Increase in loans                             (7,267)           (7,355)
                                                -------           -------
Net cash used in investing activities            (8,082)           (4,496)
                                                -------           -------

Cash Flows From Financing Activities:
   Increase (decrease) in time deposits
    greater than $100,000                         3,210              (616)
   Decrease in other time deposits               (3,548)           (1,739)
   Increase in other deposits                     2,085               175
   Increase (decrease) in short-term
    borrowings                                   (1,762)            3,589
   Increase in securities sold under
    agreements to repurchase                      2,279             2,272
   Proceeds from Federal Home Loan
    Bank advances                                 5,000                 -
                                                -------           -------
   Net cash provided by financing
    activities                                    7,264             3,681
                                                -------           -------
Net decrease in Cash and Due From Banks            (440)             (494)

Cash and Due From Banks at Beginning
 of Period                                        3,988             4,027
                                                -------           -------
Cash and Due From Banks at End of Period        $ 3,548           $ 3,533
                                                =======           =======

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for interest     $ 1,895           $ 1,271
                                                =======           =======
   Cash paid during the period for taxes        $     -           $   331
                                                =======           =======
See accompanying notes to consolidated financial statements.

                         VALLEY FINANCIAL CORPORATION
                  Notes to Consolidated Financial Statements
                                March 31, 2001
                                  (Unaudited)

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

            The consolidated financial statements of the Company conform to generally accepted accounting principles and to general banking industry practices. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the consolidated financial statements herein have been included. The consolidated financial statements herein should be read in conjunction with the Company's 2000 Annual Report on Form 10-KSB.

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

     (3) Securities

           The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at March 31, 2001 are shown in the table below. The entire investment portfolio is classified as available-for-sale in order to provide maximum liquidity for funding needs. As of March 31, 2001, investments with amortized costs and fair values of $21,146 and $21,280, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

                  Investment Portfolio - Category Distribution
                          (dollars in thousands)

                                         Amortized       Unrealized      Unrealized       Approximate
                                           Costs           Gains           Losses         Fair Values
                                       --------------  --------------  ---------------  ----------------

U.S. Treasury                            $   198            $  2               0            $   200

U.S. Government agencies                  16,034              44              (7)            16,071

Mortgage-backed securities                 5,759              48              (1)             5,806

Collateralized Mortgage obligations        3,968               7             (10)             3,965

States and political subdivisions          8,454             129             (17)             8,566

Corporate debt securities                  1,408              11              (2)             1,417

Equity securities                            200               0              (1)               199

                                           1,260               0               0              1,260
Restricted equity securities             -------            ----            ----            -------
                                         $37,281            $241            $(38)           $37,484
                                         =======            ====            ====            =======
  Total securities available for sale

(4)  Allowance for Loan Losses

       The following table summarizes the loan loss experience for the three-month periods ended March 31, 2001 and 2000.

                           Allowance for Loan Losses
                            (dollars in thousands)


                                                 2001          2000
                                                ------        ------
                 Balance at January 1           $1,190         $ 910
                 Provision for loan losses          37            64
                 Recoveries                          0             0
                 Charged off loans                   0             0
                                                ------         -----
                 Balance at March 31            $1,227         $ 974
                                                ======         =====

(5)  Earnings Per Share

       Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following table summarizes the shares utilized in the computations:

     Weighted Average Shares Outstanding
     -----------------------------------

     Three months ending March 31:      Basic        Diluted
                                        -----        -------

                    2001             1,213,207     1,247,854
                                     =========     =========

                    2000             1,013,207     1,058,913
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

       The adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company has net unrealized gains (losses) on available-for-sale securities, an item of other comprehensive income (loss). For the three months ended March 31, 2001 and 2000, total comprehensive income was $517 and $313, respectively.

       The information that follows discloses the reclassification adjustments and the income taxes related to securities available-for-sale that are included in other comprehensive income (loss), net of income taxes for the three month periods ended March 31, 2001 and 2000.

                                  For the Three Months  For the Three Months
                                  Ended March 31, 2001  Ended March 31, 2000
                                  --------------------  --------------------

Net unrealized gains (losses) on
 securities available-for-sale:
Net unrealized holding gains
 (losses) during the year                 $ 265                 $ (16)
 Plus reclassification adjustments
  for losses included in net income           5                     -
Income tax benefit (expense)                (92)                    5
                                           ----                  ----
   Other comprehensive income (loss),
    net of income taxes                   $ 178                 $ (11)
                                          =====                 =====

Item 2.  Management's Discussion and Analysis.

  The following is management's discussion and analysis of the financial condition and results of operations of the Company as of and for the three months ended March 31, 2001 and 2000. The discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

Overview

  The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995.

  Total assets at March 31, 2001 were $167.8 million, up 4.7% from $160.2 million at December 31, 2000. The principal components of the Company's assets at the end of the period were $37.5 million in securities available-for-sale, including restricted equity securities, and $121.8 million in gross loans.

  Total liabilities at March 31, 2001 were $152.6 million, up 4.9% from $145.5 million at December 31, 2000 with the increase represented by a $1.7 million growth in deposits, a $2.3 million growth in securities sold under agreements to repurchase, and a $5.0 million advance from the Federal Home Bank of Atlanta finalized in the first quarter, all offset by a decrease of $1.8 million in short-term borrowings.

  Total shareholders' equity at March 31, 2001 was $15.2 million consisting of $9.1 million in net proceeds from the Company's initial public offering, $3.2 million in net proceeds from the Company's secondary offering, $10,000 in proceeds from the exercise of stock options, increased by accumulated retained earnings of $2.7 million and $133,000 of net unrealized gains on securities available-for-sale, net of related deferred tax liability. At December 31, 2000 total shareholders' equity was $14.7 million. Exclusive of unrealized gains (losses) on investment securities, shareholders' equity was $15.0 million at March 31, 2001 and $14.7 million at December 31, 2000.

  The Company had net income of $339,000 for the three months ended March 31, 2001 compared with $324,000 recorded for the three months ended March 31, 2000, a 4.6% increase. An improvement in net interest income and noninterest income, offset by increases in noninterest expenses in all categories, contributed to the increase in net income.

  Profitability as measured by the Company's return on average assets ("ROA") was .84% for the three months ended March 31, 2001 compared to .95% for the same period in 2000. Return on average equity ("ROE") was 9.25% for the three months ended March 31, 2001 compared to 12.70% for the same period in 2000. The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities.

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

  Net interest income was $1.4 million for the three months ended March 31, 2001 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income for the first three months of 2001 increased 7.7% from $1.3 million for the same period in 2000. The net interest margin on a fully taxable equivalent ("FTE ") basis was 3.72% for the first three months of 2001, a decrease of 40 basis points from the 4.12% reported for the same period in 2000. Recent Federal Reserve rate decreases totaling two full percentage points have caused our variable rate asset yields to decrease faster than our ability to reprice our funding sources.

Noninterest Income

  Noninterest income of $105,000 in the three months ended March 31, 2001 consisted of service charges and fees on accounts and other miscellaneous income, and represented an increase of $21,000 or 25.0% over the $84,000 reported for the same period one year earlier. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

Noninterest Expense

  Noninterest expense for the first three months of 2001 was $1.0 million, an increase of $135,000 or 15.5% over the same period in 2000. Two large contributors to the increase in noninterest expense are expenses associated with the opening of the Bank's fifth full-service branch on May 7, 2001 and $30,000 in a rezoning request denied in connection with an attempted acquisition of a parcel of property for a future branch site. Noninterest expenses are expected to increase in future years as a direct result of business growth and expansion.

Income Taxes

  To reflect the Company's anticipated federal income tax liability, an expense of $110,000 and $125,000 at an effective tax rate of 24.5% and 27.8% was recognized in the three months ended March 31, 2001 and March 31, 2000, respectively. The Company recorded a $16,000 favorable tax adjustment in the first quarter of 2001 in connection with the 2000 annual audit.

Investment Securities

  The Company's investment portfolio is used both for investment income and liquidity purposes. Funds not used for capital expenditures or lending activities are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate bonds and equity securities. Obligations of the U.S. Government and its agencies include treasury notes and callable or noncallable agency bonds. Mortgage-backed securities and collateralized mortgage obligations include pools issued by government agencies. Municipal bonds include taxable and tax-exempt general obligation and revenue issues. Corporate bonds are investment grade issue. Equity securities include shares of the Federal Reserve Bank of Richmond, Federal Home Loan Bank of Atlanta, Community Bankers Bank and corporate preferred stocks. The Company does not invest in derivatives or other types of high-risk securities. The entire investment portfolio is classified as available-for-sale in order to provide maximum liquidity for funding needs.

  Investment securities, including restricted equity securities, at March 31, 2001 were $37.5 million, a decrease of $400,000 or 1.1% from their level of $37.9 million on December 31, 2000. The decrease of $400,000 is primarily due to principal repayments on existing securities. For more information on the investment portfolio, see Note 3 to the Consolidated Financial Statements.

Loan Portfolio

  The Company's total loans were $121.8 million at March 31, 2001, an increase of $7.3 million or 6.4% from the $114.5 million reported at December 31, 2000. The Company's ratio of total loans to total deposits stood at 92.6% at March 31, 2001 and 88.1% at December 31, 2000. The ratio clearly reflects stronger loan growth than deposit growth during the calendar quarter. Management seeks to maintain the ratio of loans to deposits in a range of 70% to 85%.

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

  The following table summarizes the loan portfolio by category as of the three-month periods ended March 31, 2001 and 2000 and the year ended December 31, 2000.

                            Loan Portfolio Summary
                            (dollars in thousands)

                                  March 31,     December 31,      March 31,
                                    2001            2000            2000
                                  --------        --------         -------
Commercial and industrial         $ 31,244        $ 30,070         $26,694
Commercial real estate              42,750          43,146          35,992
Real estate construction             7,097           5,879           6,258
Residential real estate             22,904          18,926          15,452
Loans to individuals                17,760          16,467          14,349
                                  --------        --------         -------
Total loans                       $121,755        $114,488         $98,745
                                  ========        ========         =======

Loan Category Analysis

  Commercial Loans. Commercial and industrial loans accounted for 25.7% of the loan portfolio as of March 31, 2001 and stood at $31.2 million versus $30.1 million three months earlier. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The credit worthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

  Commercial Real Estate Loans. Commercial real estate mortgages represent financing of commercial properties that are secured by real estate, and were
35.1% of total loans at March 31, 2001.   Outstanding loans in this category
equaled $42.8 million and $43.1 million at March 31, 2001 and December 31, 2000, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties. These borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

  Real Estate Construction Loans. Real estate construction loans represent interim financing on residential and commercial properties under construction, and are secured by real estate. Once construction is completed and the loan becomes permanent, the loans are reclassified as commercial real estate loans which are secured by commercial property or residential real estate loans which are secured by first deeds of trust. Outstanding loans in this category totaled $7.1 million (5.8% of total loans) at March 31, 2001 as compared to $5.9 million at December 31, 2000.

  Residential Real Estate Loans. Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $22.9 million in loans (18.8% of total loans) at March 31, 2001 and $18.9 million in such loans at December 31, 2000. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years and offers a bi-weekly payment option to encourage faster repayment. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

  Loans to Individuals. Loans to individuals include installment loans and home equity lines of credit/loans secured by junior liens on residential real estate. The loan proceeds typically are used to purchase vehicles, finance home remodeling or higher education, or for other consumer purposes. Loans to individuals totaled $17.8 million (14.6% of total loans) at March 31, 2001 compared to $16.5 million at December 31, 2000.

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

  A provision for loan losses of $37,000 was provided during the three months ended March 31, 2001, a decrease of $27,000 or 42.2% over the same period in 2000, in recognition of management's estimate of inherent risks associated with lending activities. The allowance for loan losses was $1.2 million as of March 31, 2001 and represented approximately 1.0% of net loans outstanding versus 1.1% of net loans at December 31, 2000 (see Note 4 to the Consolidated Financial Statements). A total of $30,000 in specific reserves, accrued on one commercial loan customer placed on nonaccrual status in April 1999, is included in the balance of the allowance for loan losses as of March 31, 2001. During the first quarter of 2001, $25,000 of specific reserves accrued during 2000 on a second commercial loan customer were reversed.

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

Nonperforming assets at March 31, 2001, December 31, 2000 and March 31, 2000 are presented in the following table.

                             Nonperforming Assets
                            (dollars in thousands)

                                      March 31,    December 31,    March 31,
                                        2001           2000          2000
                                      ---------    ------------    ---------
Nonaccrual loans                        $  85          $ 102         $  83
Loans past due 90 days or more            165             54             -
Restructured loans                        208            230           832
                                        -----          -----         -----
Total nonperforming loans                 458            386           915
                                        -----          -----         -----

Foreclosed, repossessed and idled
 properties                                 -              -             -
                                        -----          -----         -----
Total nonperforming assets              $ 458          $ 386         $ 915
                                        =====          =====         =====

  If the nonaccrual loans disclosed above had performed in accordance with their original terms, additional interest income in the amount of $2,000, $9,000, and $2,000, respectively would have been recorded for the three month period ended March 31, 2001, the year ended December 31, 2000 and the three month period ended March 31, 2000.

  The total recorded investment in impaired loans was $824, $851 and $915, respectively for the three month period ended March 31, 2001, the year ended December 31, 2000 and the three-month period ended March 31, 2000. The loan loss allowance related to impaired loans was $30,000, $55,000 and $10,000, respectively for the above-referenced time periods.

Deposits

  As of March 31, 2001 total deposits were $131.6 million, an increase of $1.7 million or 1.3% from their level of $129.9 million at December 31, 2000. The major categories of increases were interest bearing demand deposits and money markets in the amounts of $2.3 million and $1.9 million, respectively offset by declines in non-interest bearing demand deposits and time deposits in the amounts of $1.9 million and $338,000, respectively.

  At March 31, 2001 noninterest-bearing demand deposits were $15.4 million or 11.7% of total deposits. On December 31, 2000 noninterest bearing demand deposits were $17.3 million or 13.3% of total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) were $47.8 million or 36.3% of total deposits at March 31, 2001, compared with $45.7 million or 35.2% of total deposits at December 31, 2000. Total interest bearing deposits stood at $116.2 million at March 31, 2001, an increase of $3.6 million or 3.2% over their level of $112.6 million at December 31, 2000.

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

Short-Term Borrowings

  The Company placed in service a commercial sweep account program in third quarter 1999. The balance in the program grew by $2.3 million from its level of $2.0 million at December 31, 2000 to a total of $4.3 million as of March 30, 2001. The program consists of establishing a demand deposit account in which the Bank invests available balances daily in securities on an overnight basis subject to repurchase. On the following business day, the Bank will repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month. The contractual agreement states that a repurchase agreement is not a deposit and therefore is not insured by the Federal Deposit Insurance

Corporation. Therefore, these repurchase balances are not reported as deposits but as short-term borrowings.

  The Company's short-term borrowings decreased by $1.8 million during the first three months of 2001 to a balance of $0. See the Liquidity section of this discussion and analysis for further information on the preceding borrowings.

Other Debt

  The Company has outstanding debt with the Federal Home Loan Bank of Atlanta in the amount of $15.0 million, represented by three advances in the amount of $5.0 million each. The oldest advance was drawn on December 2, 1999 with a maturity date of December 2, 2009. Interest payments at a fixed rate of 5.46% began on March 2, 2000 and will continue quarterly on the second day of each anniversary month. The Federal Home Loan Bank of Atlanta has the option to convert in whole this transaction to a three-month LIBOR-based floating rate advance effective December 4, 2000. The second outstanding advance was drawn on May 24, 2000 with a maturity date of May 24, 2010. Interest payments at a fixed rate of 6.49% began on August 24, 2000 and will continue quarterly on the twenty-fourth day of each anniversary month. The Federal Home Loan Bank of Atlanta also has the option to convert this transaction in whole to a three-month LIBOR-based floating rate advance effective May 24, 2001. The newest outstanding advance was drawn on February 9, 2001 with a maturity date of February 9, 2011.
Interest payments at a fixed rate of 4.97% will begin on May 9, 2001 and will continue quarterly on the ninth day of each anniversary month. The Federal Home Loan Bank of Atlanta also has the option to convert in whole this transaction to a three-month LIBOR-based floating rate advance effective February 9, 2004.

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

  While no single measure can completely identify the impact of changes in interest rates on net interest income, a commonly used technique within the industry is to assess the differences in the amounts of rate-sensitive assets and rate-sensitive liabilities. These differences or "gaps" provide an indication of the extent to which net interest income may be affected by future changes in interest rates. A "positive gap" exists when rate-sensitive assets exceed rate-sensitive liabilities and indicates that a greater volume of assets than liabilities will reprice during a given period. A positive gap may enhance earnings in a rising interest rate environment and may inhibit earnings in a declining interest rate environment. Conversely, when rate-sensitive liabilities exceed rate-sensitive assets (a "negative gap"), a greater volume of liabilities than assets will reprice within the period. In such a case, a rising interest rate environment may inhibit earnings and a declining interest rate environment may enhance earnings.

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

Capital Adequacy

  The Company's financial position at March 31, 2001 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. Capital ratios are in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

  Total shareholders' equity was $15.2 million at March 31, 2001 compared with $14.7 million at December 31, 2000, an increase of $500,000 or 3.4%. The increase is attributable to net income for the first three months of $339,000 and a $178,000 increase in accumulated other comprehensive income. Exclusive of unrealized gains (losses) on investment securities, shareholders' equity was $15.0 million at March 31, 2001 and $14.7 million at December 31, 2000.

  For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:

                                 Capital Ratios

Ratio              3/31/01     12/31/00      3/31/00    Minimum
------             -------     --------      -------    -------

Tier 1              11.5%        11.7%         9.5%        4%

Total               12.4%        12.6%        10.4%        8%

Leverage             9.2%         9.3%         7.5%        4%

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

  The Company's asset liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, and through management of investment maturities/prepayments and loan repayments. The Company's ratio of liquid assets to deposits and short-term borrowings was 31.3% at March 31, 2001 and 31.4% at December 31, 2000. The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. The Company had federal funds sold of $1.3 million and $0 at March 31, 2001 and December 31, 2000, respectively. During the first three months of 2001, deposit growth and securities sold under agreements to repurchase growth in the amounts of $1.7 million and $2.3 million, respectively have not kept pace with loan growth in the amount of $7.3 million. In order to fund the Company's growth, an additional Federal Home Loan advance in the amount of $5.0 was drawn during the first quarter of 2001. The excess Federal Home Loan Bank funds not needed to fund loan growth were invested as federal funds sold at the end of the first quarter.

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

Impact of Inflation

  The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, nearly all the assets and liabilities of the Company and the Bank are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of changes in the general rate of inflation and changes in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude, as do the prices of goods and services. Management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

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

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) The Company filed the following exhibits for the quarter ended March 31, 2001:

     None.

(b) The Company filed one report on Form 8-K during the quarter ended March 31, 2001. The report, dated February 6, 2001, reported the Company's consolidated financial results for the year ended December 31, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    VALLEY FINANCIAL CORPORATION



May 14, 2001                              /s/ Ellis L. Gutshall
--------------                           ---------------------------------
Date                                     Ellis L. Gutshall, President
                                         and Chief Executive Officer



May 14, 2001                             /s/ A. Wayne Lewis
--------------                           ---------------------------------
Date                                     A. Wayne Lewis, Executive
                                         Vice President and Chief
                                         Financial Officer