Form 10QSB
period 2001-06-30
VALLEY FINANCIAL CORP /VA/
filed 2001-08-14
CIK 921590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

At July 31, 2001, 1,213,207 shares of the issuer's common stock, no par value, were outstanding.

Transitional small business disclosure format:  Yes      No  x  .
                                                   ----    -----

                          VALLEY FINANCIAL CORPORATION
                                   FORM 10-QSB
                                  June 30, 2001

                                      INDEX


Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           Consolidated Balance Sheets                         3
                           Consolidated Statements of Income                   4
                           Consolidated Statements of Cash Flows               6
                           Notes to Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis                        10


Part II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders         22

         Item 5.  Other Information                                           23

         Item 6.  Exhibits and Reports on Form 8-K                            23


SIGNATURES                                                                    24

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          VALLEY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                (Unaudited)
                                                                                  June 30        December 31
                                                                                    2001            2000
                                                                                -----------      ------------
Assets
Cash and due from banks                                                         $     4,146      $      3,988
Money market investments:
         Federal funds sold                                                           2,676                 -
         Interest-bearing deposits in other banks                                       235               113
                                                                                -----------      ------------
                  Total money market investments                                      2,911               113

Securities available for sale                                                        32,909            36,873
Restricted equity securities                                                          1,327             1,010
Loans:
         Commercial and industrial loans                                             33,105            30,070
         Commercial real estate loans                                                45,224            43,146
         Real estate construction                                                     7,896             5,879
         Residential real estate loans                                               23,598            18,926
         Loans to individuals                                                        19,196            16,467
                                                                                -----------      ------------
                  Total loans                                                       129,019           114,488
Less unearned income                                                                    (31)              (51)
Less allowance for loan losses                                                       (1,303)           (1,190)
                                                                                -----------      ------------
                  Net loans                                                         127,685           113,247
Premises and equipment                                                                3,469             3,075
Accrued interest receivable                                                           1,013             1,266
Other assets                                                                            549               592
                                                                                -----------      ------------
                  Total assets                                                     $174,009      $    160,164
                                                                                ===========      ============

Liabilities and Shareholders' Equity
Deposits:
         Non-interest bearing demand deposits                                   $    21,247      $     17,254
         Interest bearing demand deposits                                             8,149             7,293
         Money market deposits                                                       18,384            19,302
         Other savings deposits                                                       1,688             1,836
         Certificates of deposits >100,000                                           25,001            16,668
         Other time deposits                                                         61,744            67,521
                                                                                -----------      ------------
                  Total deposits                                                    136,213           129,874
                                                                                -----------      ------------

Short-term borrowings                                                                     -             1,762
Securities sold under agreements to repurchase                                        5,383             1,983
Accrued interest payable                                                              1,749             1,523
Other liabilities                                                                       208               367
Federal Home Loan Bank advances                                                      15,000            10,000
                                                                                -----------      ------------
                  Total liabilities                                                 158,553           145,509
                                                                                ===========      ============

Commitments and other contingencies

Preferred stock, no par value. Authorized 10,000,000
         shares; none issued and outstanding.
Common stock, no par value.  Authorized 10,000,000
         shares; issued and outstanding 1,213,207 at
         June 30, 2001 and 1,213,207 at December
         31, 2000                                                                    12,299            12,299
Accumulated retained earnings                                                         3,088             2,401
Accumulated other comprehensive income (loss)                                            69               (45)
                                                                                -----------      ------------
                  Total shareholders' equity                                         15,456            14,655
                                                                                -----------      ------------
                  Total liabilities and shareholders' equity                       $174,009          $160,164
                                                                                ===========      ============

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                             For the Period    For the Period
                                                                             January 1, 2001   January 1, 2000
                                                                                 Through           Through
                                                                              June 30, 2001     June 30, 2000
                                                                              -------------     -------------
Interest Income:
         Interest and fees on loans                                               $   5,253          $  4,395
         Interest on money market investments                                            21                25
         Interest on securities - taxable                                               938               907
         Interest on securities - nontaxable                                            190               195
                                                                                  ---------          --------
                  Total interest income                                               6,402             5,522
                                                                                  =========          ========

Interest Expense:
         Interest on certificates of deposit (greater than) 100,000                     633               363
         Interest on other deposits                                                   2,429             2,034
         Interest on Federal Home Loan Bank advances                                    398               265
         Interest on repurchase agreements                                               94                64
         Interest on borrowed funds                                                      40                84
                                                                                  ---------          --------
                  Total interest expense                                              3,594             2,810
                                                                                  =========          ========

                  Net interest income                                                 2,808             2,712

Provision for loan losses                                                               120               163
                                                                                  ---------          --------

         Net interest income after provision for loan losses                          2,688             2,549
                                                                                  ---------          --------
Noninterest  income:
         Service charges on deposit accounts                                            181               152
         Other fee income                                                                47                26
         Securities gains (losses)                                                       40                 -
                                                                                  ---------          --------
                  Total noninterest income                                              268               178
                                                                                  ---------          --------
Noninterest expense:
         Compensation expense                                                         1,043               944
         Occupancy                                                                      149               118
         Data processing and equipment                                                  227               197
         Other expense                                                                  601               514
                                                                                  ---------          --------
                  Total noninterest expense                                           2,020             1,773
                                                                                  ---------          --------
Net income before taxes                                                                 936               954

Provision for income taxes                                                              249               270
                                                                                  ---------          --------

Net income                                                                        $     687          $    684
                                                                                  =========          ========

Basic earnings per share                                                          $    0.57          $   0.68
                                                                                  =========          ========

Diluted earnings per share                                                        $    0.55          $   0.65
                                                                                  =========          ========

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                             For the Period    For the Period
                                                                              April 1, 2001     April 1, 2000
                                                                                 Through           Through
                                                                              June 30, 2001     June 30, 2000
                                                                              -------------     -------------
Interest Income:
         Interest and fees on loans                                           $       2,658     $       2,343
         Interest on money market investments                                             5                 5
         Interest on securities - taxable                                               455               452
         Interest on securities - nontaxable                                             94                97
                                                                              -------------     -------------
                  Total interest income                                               3,212             2,897
                                                                              -------------     -------------
Interest Expense:
         Interest on certificates of deposit > 100,000                                  339               194
         Interest on other deposits                                                   1,186             1,057
         Interest on Federal Home Loan Bank advances                                    214               133
         Interest on repurchase agreements                                               45                41
         Interest on borrowed funds                                                       8                69
                                                                              -------------     -------------
                  Total interest expense                                              1,792             1,494
                                                                              -------------     -------------

                  Net interest income                                                 1,420             1,403

Provision for loan losses                                                                83                99
                                                                              -------------     -------------

         Net interest income after provision for loan losses                          1,337             1,304
                                                                              -------------     -------------
Noninterest  income:
         Service charges on deposit accounts                                             95                88
         Other fee income                                                                26                14
         Securities gains (losses)                                                       42                 -
                                                                              -------------     -------------
                  Total noninterest income                                              163               102
                                                                              -------------     -------------
Noninterest expense:
         Compensation expense                                                           514               467
         Occupancy                                                                       77                59
         Data processing and equipment                                                  117                98
         Other expense                                                                  305               277
                                                                              -------------     -------------
                  Total noninterest expense                                           1,013               901
                                                                              -------------     -------------
Net income before taxes                                                                 487               505

Provision  for income taxes                                                             139               145
                                                                              -------------     -------------

Net income                                                                    $         348     $         360
                                                                              =============     =============

Basic earnings per share                                                      $        0.29     $        0.36
                                                                              =============     =============

Diluted earnings per share                                                    $        0.28     $        0.34
                                                                              =============     =============

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                             For the Period    For the Period
                                                                             January 1, 2001   January 1, 2000
                                                                                 Through           Through
                                                                              June 30, 2001     June 30, 2000
                                                                              -------------     -------------
Cash Flows From Operating Activities:
         Net income                                                            $        687     $         684
         Adjustments to reconcile net income to net
         cash provided by operating activities:
                  Provision for loan losses                                             120               163
                  Depreciation and amortization of bank
                   premises and equipment                                               144               133
                  Net gains on sale of securities                                       (40)                -
                  Amortization (accretion) of premiums and
                   discounts                                                             20                12
                  Increase (decrease) in unearned fees                                  (20)                1
                  (Increase) decrease in interest receivable                            253              (146)
                  Increase in other assets                                              (32)              (12)
                  Increase in accrued interest payable                                  226                 -
                  Decrease in other liabilities                                        (159)             (387)
                                                                              -------------     -------------
Net cash provided by operating activities                                             1,199               448
                                                                              -------------     -------------

Cash Flows From Investing Activities:
         (Increase) decrease in money market investments                             (2,798)            4,721
         Purchases of premises and equipment                                           (522)              (45)
         Purchases of securities available-for-sale                                 (13,683)           (3,367)
         Purchases of restricted equity securities                                     (317)             (171)
         Proceeds from sales, calls, and maturities of
           securities available-for-sale                                             17,840               573
         Increase in loans                                                          (14,538)          (15,544)
                                                                              -------------     -------------
Net cash used in investing activities                                               (14,018)          (13,833)
                                                                              -------------     -------------

Cash Flows From Financing Activities:
         Increase in time deposits greater than $100,000                              8,333             1,183
         Increase (decrease) in other time deposits                                  (5,777)            2,062
         Increase in other deposits                                                   3,783             2,785
         Increase (decrease) in short-term borrowings                                (1,762)            3,000
         Proceeds from subordinated capital note                                          -             2,300
         Increase in securities sold under agreements
          to repurchase                                                               3,400             3,175
         Proceeds from Federal Home Loan Bank advances                                5,000                 -
                                                                              -------------     -------------
Net cash provided by financing activities                                            12,977            14,505
                                                                              -------------     -------------

Net increase in Cash and Due From Banks                                                 158             1,120

Cash and Due From Banks at Beginning of Period                                        3,988             4,027
                                                                              -------------     -------------
Cash and Due From Banks at End of Period                                      $       4,146     $       5,147
                                                                              =============     =============

Supplemental disclosure of cash flow information:
         Cash paid during the period for interest                             $       3,368     $       2,810
                                                                              =============     =============
         Cash paid during the period for taxes                                $         286     $         650
                                                                              =============     =============

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION

                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

         (3)      Securities

                           The carrying values, unrealized gains, unrealized
                  losses and approximate fair values of investment securities at June 30, 2001 are shown in the table below. The entire investment portfolio is classified as available-for-sale in order to provide maximum liquidity for funding needs. As of June 30, 2001, investments with amortized costs and fair values of $15,600 and $15,660, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

                  Investment Portfolio - Category Distribution
                             (dollars in thousands)

                                                         Amortized       Unrealized    Unrealized    Approximate
                                                           Costs           Gains         Losses      Fair Values
                                                           -----           -----         ------      -----------
          U.S. Treasury                                      $198             $2            $0             $200

          U.S. Government agencies                          8,278             28            (6)           8,300

          Mortgage-backed securities                        7,366             54            (3)           7,417

          Collateralized mortgage obligations               7,717             23            (7)           7,733

          States and political subdivisions                 7,831             63           (48)           7,846

          Corporate debt securities                         1,414              5            (6)           1,413

          Restricted equity securities                      1,327              0              0           1,327
                                                            -----              -              -           -----

               Total securities available for sale        $34,131           $175          ($70)         $34,236
                                                          =======           ====          =====         =======

         (4)      Allowance for Loan Losses

                           The following table summarizes the loan loss
                  experience for the six-month periods ended June 30, 2001 and 2000.

                            Allowance for Loan Losses
                             (dollars in thousands)

                                                                         2001              2000
                                                                         ----              ----
                           Balance at January 1                        $1,190              $910
                           Provision for loan losses                      120               163
                           Recoveries                                       0                 0
                           Charged off loans
                              Commercial                                  (7)                 0
                                                                          ---                 -
                           Balance at June 30                          $1,303            $1,073
                                                                       ======            ======

         (5)      Earnings Per Share

                           Basic earnings per share is based upon the weighted
                  average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following table summarizes the shares utilized in the computations:

                  Weighted Average Shares Outstanding
                  -----------------------------------

                  Three months ending June 30:                     Basic                       Diluted
                                                                   -----                       -------
                                    2001                         1,213,207                    1,250,404
                                                                 =========                    =========

                                    2000                         1,013,207                    1,061,838
                                                                 =========                    =========

                  Six months ending June 30:

                                    2001                         1,213,207                    1,249,123
                                                                 =========                    =========

                                    2000                         1,013,207                    1,060,405
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

                           The adoption of Statement 130 on January 1, 1998 did
                  not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company has net unrealized gains

                  (losses) on available-for-sale securities, an item of other comprehensive income (loss). For the six months ended June 30, 2001 and 2000, total comprehensive income was $801 and $679, respectively. For the three months ended June 30, 2001 and 2000, total comprehensive income was $284 and $366, respectively.

                           The information that follows discloses the
                  reclassification adjustments and the income taxes related to securities available-for-sale that are included in other comprehensive income (loss), net of income taxes for the six and three month periods ended June 30, 2001 and 2000.

                                                                     For the Six Months Ended     For the Six Months Ended
                                                                           June 30, 2001               June 30, 2000
                                                                           -------------               -------------
Net unrealized gains (losses) on securities available-for-sale:
  Net unrealized holding gains (losses) during the year                    $         186               $         (7)
    Less reclassification adjustments for gains included
      in net income                                                                   (9)                         -
  Income tax benefit (expense)                                                       (63)                         2
                                                                                    -----                      -----
        Other comprehensive income (loss), net of income taxes             $         114               $         (5)
                                                                                    =====                      =====

                                                                     For the Three Months Ended  For the Three Months Ended
                                                                           June 30, 2001               June 30, 2000
                                                                           -------------               -------------

Net unrealized gains (losses) on securities available-for-sale:
  Net unrealized holding gains (losses) during the quarter                 $        (71)               $           9
    Less reclassification adjustments for gains included
      in net income                                                                 (17)                           -
  Income tax benefit (expense)                                                       24                           (3)
                                                                                     --                            -
        Other comprehensive income (loss), net of income taxes             $        (64)               $           6
                                                                                     ==                            =

Item 2.  Management's Discussion and Analysis.

         The following is management's discussion and analysis of the financial condition and results of operations of the Company as of and for the six months and three months ended June 30, 2001 and 2000. The discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

Overview

         The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995.

         Total assets at June 30, 2001 were $174.0 million, up 8.6% from $160.2 million at December 31, 2000. The principal components of the Company's assets at the end of the period were $34.2 million in securities available-for-sale, including restricted equity securities, and $129.0 million in gross loans.

         Total liabilities at June 30, 2001 were $158.6 million, up 9.0% from $145.5 million at December 31, 2000 with the increase represented by a $6.3 million growth in deposits, a $3.4 million growth in securities sold under agreements to repurchase, and a $5.0 million advance from the Federal Home Loan Bank of Atlanta finalized in the first quarter, partially offset by a $1.8 million decrease in short-term borrowings.

         Total shareholders' equity at June 30, 2001 was $15.5 million consisting of $9.1 million in net proceeds from the Company's initial public offering, $3.2 million in net proceeds from the Company's secondary offering, $10,000 in proceeds from the exercise of stock options, increased by accumulated retained earnings of $3.1 million and $69,000 of net unrealized gains on securities available-for-sale, net of related deferred tax liability. At December 31, 2000 total shareholders' equity was $14.7 million. Exclusive of unrealized gains (losses) on investment securities, shareholders' equity was $15.4 million at June 30, 2001 and $14.7 million at December 31, 2000.

         The Company had net income of $687,000 for the six months ended June 30, 2001 compared with $684,000 recorded for the six months ended June 30, 2000, a .4% increase. Net income for the three months-ended June 30, 2001 was $348,000, a 3.3% decrease over the $360,000 recorded for the second quarter of 2000. A shrinking net interest margin is a primary factor in the essentially-flat earnings for the first six months of 2001 as compared to the same period in 2000. Also contributing to flat earnings year-to-date was an increase in noninterest income, offset by increases in noninterest expense in all categories.

         Profitability as measured by the Company's return on average assets ("ROA") was .83% for the six months ended June 30, 2001 compared to .97% for the same period in 2000. ROA for the second quarter of 2001 was .83% versus 1.00% in the second quarter of 2000. Return on average equity ("ROE") was 9.17% for the six months ended June 30, 2001 compared to 13.22% for the same period in 2000. ROE for the second quarter of the year was 9.10% in 2001 and 13.71% in 2000. The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities.

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

         Net interest income was $2.8 million for the six months ended June 30, 2001 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income for the first six months of 2001 increased 3.7% from $2.7 million for the same period in 2000. The net interest margin on a fully taxable equivalent ("FTE ") basis was 3.69% for the first six months of 2001, a decrease of 45 basis points from the 4.14% reported for the same period in 2000. During the first six months of 2001, the Federal Reserve has cut rates by 2.75%. Approximately one third of the Bank's loan portfolio is comprised by adjustable rate loans which repriced immediately in response to Federal Reserve action, while the Bank's certificates of deposits, the largest category of deposits, are fixed rate and locked in for a year or longer. As a result, the Company's net interest margin has declined adversely impacting the net interest income and net income presented for the year ended June 30, 2001.

         For the three months ended June 30, 2001 net interest income was $1.4 million and the FTE net interest margin was 3.66%. Net interest income was $1.4 million and the net interest margin was 4.16% for the second quarter of 2000.

Noninterest Income

          Noninterest income of $268,000 in the six months ended June 30, 2001 consisted of service charges and fees on accounts, other fee income and securities gains and losses, and represented an increase of $90,000 or 50.6% over the $178,000 reported for the same period one year earlier. Securities gains and losses totaled $40,000 for the six months ended June 30, 2001 and is comprised of $20,000 from sales of securities and a $20,000 gain generated from the pushdown of securities from the parent company to the Bank at fair market value in a capital injection effective April 20, 2001. For the three months ended June 30, 2001 noninterest income was $163,000 an increase of $61,000 or 59.8% over the $102,000 reported for the second quarter of 2000. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

Noninterest Expense

          Noninterest expense for the first six months of 2001 was $2.0 million, an increase of $200,000 or 11.1% over the $1.8 million reported for the same period in 2000. Two large contributors to the increase in noninterest expense are expenses associated with the opening of the Bank's fifth full-service branch on May 7, 2001 and $35,000 in a rezoning request denied in connection with an attempted acquisition of a parcel of property for a future branch site. Noninterest expense for the quarter ended June 30, 2001 was $1.0 million, an increase of $112,000 or 12.4% over the second quarter of 2000. Noninterest expenses are expected to increase in future years as a direct result of business growth and expansion.

Income Taxes

         To reflect the Company's anticipated federal income tax liability, an expense of $249,000 and $270,000 at an effective tax rate of 26.6% and 28.3% was recognized in the six months ended June 30, 2001 and June 30, 2000, respectively. The provision for income taxes was $139,000 and $145,000 for the second quarter of 2001 and 2000, respectively. The second quarter expense for 2001 and 2000 equated to an effective tax rate of 28.5% and 28.7%, respectively.

Investment Securities

         The Company's investment portfolio is used both for investment income and liquidity purposes. Funds not used for capital expenditures or lending activities are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate bonds and equity securities. Obligations of the U.S. Government and its agencies include treasury notes and callable or noncallable agency bonds. Mortgage-backed securities and collateralized mortgage obligations include pools issued by government agencies. Municipal bonds include taxable and tax-exempt general obligation and revenue issues. Corporate bonds are investment grade issue. Equity securities include shares of the Federal Reserve Bank of Richmond, Federal Home Loan Bank of Atlanta, and Community Bankers Bank. The Company does not invest in derivatives or other types of high-risk securities. The entire investment portfolio is classified as available-for-sale in order to provide maximum liquidity for funding needs.

         Investment securities, including restricted equity securities, at June 30, 2001 were $34.2 million, a decrease of $3.7 million or 9.8% from their level of $37.9 million on December 31, 2000. The decrease of $3.7 million is primarily due to principal payments in the amount of $2.5 million and excess proceeds from called and sold securities, which were not reinvested in the securities portfolio, of approximately $1.4 million. For more information on the investment portfolio, see Note 3 to the Consolidated Financial Statements.

Loan Portfolio

         The Company's total loans were $129.0 million at June 30, 2001, an increase of $14.5 million or 12.7% from the $114.5 million reported at December 31, 2000. The Company's ratio of total loans to total deposits stood at 94.7% at June 30, 2001 and 88.1% at December 31, 2000. The ratio clearly reflects stronger loan growth than deposit growth during the first six months of 2001. Management seeks to maintain the ratio of loans to deposits in a range of 70% to 85%.

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

         The following table summarizes the loan portfolio by category as of the six-month periods ended June 30, 2001 and 2000 and the year ended December 31, 2000.

                             Loan Portfolio Summary
                             (dollars in thousands)

                                                          June 30,           December 31,                June 30,
                                                           2001                  2000                     2000
                                                           ----                  ----                     ----
Commercial and industrial                                 $33,105               $30,070                $27,771
Commercial real estate                                     45,224                43,146                 37,673
Real estate construction                                    7,896                 5,879                  7,596
Residential real estate                                    23,598                18,926                 18,404
Loans to individuals                                       19,196                16,467                 15,490
                                                           ------                ------                 ------
Total loans                                              $129,019              $114,488               $106,934
                                                         ========              ========               ========


Loan Category Analysis

         Commercial Loans. Commercial and industrial loans accounted for 25.7% of the loan portfolio as of June 30, 2001 and stood at $33.1 million versus $30.1 million six months earlier. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The credit worthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

         Commercial Real Estate Loans. Commercial real estate construction and commercial real estate mortgages represent interim and permanent financing of commercial properties that are secured by real estate, and were 35.0% of total loans at June 30, 2001. Outstanding loans in this category equaled $45.2 million and $43.1 million at June 30, 2001 and December 31, 2000, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties. These borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

         Real Estate Construction Loans. Real estate construction loans represent interim financing on residential and commercial properties under construction, and are secured by real estate. Once construction is completed and the loan becomes permanent, the loans are reclassified as commercial real estate loans which are secured by commercial property or residential real estate loans which are secured by first deeds of trust. Outstanding loans in this category totaled $7.9 million (6.1% of total loans) at June 30, 2001 as compared to $5.9 million at December 31, 2000.

         Residential Real Estate Loans. Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $23.6 million in loans (18.3% of total loans) at June 30, 2001 and $18.9 million in such loans at December 31, 2000. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years and offers a bi-weekly payment option to encourage faster repayment. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

         Loans to Individuals. Loans to individuals include installment loans and home equity lines of credit/loans secured by junior liens on residential real estate. The loan proceeds typically are used to purchase vehicles, finance home remodeling or higher education, or for other consumer purposes. Loans to individuals totaled $19.2 million (14.9% of total loans) at June 30, 2001 compared to $16.5 million at December 31, 2000.

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

         A provision for loan losses of $120,000 was provided during the six months ended June 30, 2001, a decrease of $43,000 or 26.4% over the same period in 2000, in recognition of management's estimate of inherent risks associated with lending activities. The allowance for loan losses was $1.3 million as of June 30, 2001 and represented approximately 1.0% of net loans outstanding versus 1.1% of net loans at December 31, 2000 (see Note 4 to the Consolidated Financial Statements). A total of $30,000 in specific reserves, on one commercial loan placed on nonaccrual status in April 1999 is included in the balance of the allowance for loan losses as of June 30, 2001. Of the $30,000 specific reserve, $20,000 was accrued during the second quarter of 2000. During the first quarter of 2001, $25,000 of specific reserves accrued during 2000 on a second commercial loan were reversed when the loan was repaid.

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

         Nonperforming assets at June 30, 2001, December 31, 2000 and June 30, 2000 are presented in the following table.

                              Nonperforming Assets
                             (dollars in thousands)

                                                         June 30,          December 31,           June 30,
                                                           2001                2000                 2000
                                                           ----                ----                 ----
Nonaccrual loans                                           $ 84                $102               $  402
Loans past due 90 days or more                              391                  54                    1
Restructured loans                                          400                 230                  770
                                                           ----                ----               ------
Total nonperforming loans                                   875                 386                1,173
                                                           ----                ----               ------

Foreclosed, repossessed and idled properties                  -                   -                    -
                                                           ----                ----               ------
Total nonperforming assets                                 $875                $386               $1,173
                                                           ====                ====               ======

         If the nonaccrual loans disclosed above had performed in accordance with their original terms, additional interest income in the amount of $4,000, $9,000, and $5,000, respectively would have been recorded for the six month period ended June 30, 2001, the year ended December 31, 2000 and the six month period ended June 30, 2000.

         The total recorded investment in impaired loans was $875,000, $851,000 and $1.4 million, respectively for the six month period ended June 30, 2001, the year ended December 31, 2000 and the six-month period ended June 30, 2000. The loan loss allowance related to impaired loans was $30,000, $55,000 and $30,000, respectively for the above-referenced time periods.

Deposits

         As of June 30, 2001 total deposits were $136.2 million, an increase of $6.3 million or 4.8% from their level of $129.9 million at December 31, 2000. The major categories of increases were non-interest bearing demand deposits, time deposits, and NOW accounts in the amounts of $4.0 million, $2.6 million, and $856,000, respectively, offset by declines in money market deposits and savings accounts in the amounts of $918,000 and $148,000, respectively.

         At June 30, 2001 noninterest-bearing demand deposits were $21.2 million or 15.6% of total deposits. On December 31, 2000 noninterest-bearing demand deposits were $17.3 million or 13.3% of total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) were $49.5 million or 36.3% of total deposits at June 30, 2001, compared with $45.7 million or 35.2% of total deposits at December 31, 2000. Total interest bearing deposits stood at $115.0 million at June 30, 2001, an increase of $2.4 million or 2.1% over their level of $112.6 million at December 31, 2000.

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

Short-Term Borrowings

         The Company placed in service a commercial sweep account program in third quarter 1999. The balance in the program grew by $3.4 million from its level of $2.0 million at December 31, 2000 to a total of $5.4 million as of June 30, 2001. The program consists of establishing a demand deposit account in which the Bank invests available balances daily in securities on an overnight basis subject to repurchase. On the following business day, the Bank will repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month. The contractual agreement states that a repurchase agreement is not a deposit and therefore is not insured by the Federal Deposit Insurance Corporation. Therefore, these repurchase balances are not reported as deposits but as short-term borrowings.

         The Company's short-term borrowings decreased by $1.8 million during the first six months of 2001 to a balance of $0. See the liquidity section of this discussion and analysis for further information on the preceding borrowings.

Other Debt

         The Company has outstanding debt with the Federal Home Loan Bank of Atlanta in the amount of $15.0 million, represented by three advances in the amount of $5.0 million each. The oldest advance was drawn on December 2, 1999 with a maturity date of December 2, 2009. Interest payments at a fixed rate of 5.46% began on March 2, 2000 and will continue quarterly on the second day of each anniversary month. The Federal Home Loan Bank of Atlanta has the option to convert in whole this transaction to a three-month LIBOR-based floating rate advance effective December 4, 2000. The second outstanding advance was drawn on May 24, 2000 with a maturity date of May 24, 2010. Interest payments at a fixed rate of 6.49% began on August 24, 2000 and will continue quarterly on the twenty-fourth day of each anniversary month. The Federal Home Loan Bank of Atlanta also has the option to convert this transaction in whole to a three-month LIBOR-based floating rate advance effective May 24, 2001. The newest outstanding advance was drawn on February 9, 2001 with a maturity date of February 9, 2011. Interest payments at a fixed rate of 4.97% began on May 9, 2001 and will continue quarterly on the ninth day of each anniversary month. The Federal Home Loan Bank of Atlanta also has the option to convert in whole this transaction to a three-month LIBOR-based floating rate advance effective February 9, 2004.

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

Capital Adequacy

         The Company's financial position at June 30, 2001 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. Capital ratios are in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

         Total shareholders' equity was $15.5 million at June 30, 2001 compared with $14.7 million at December 31, 2000, an increase of $800,000 or 5.4%. The increase is attributable to net income for the first six months of $687,000 and a $114,000 increase in accumulated other comprehensive income. Exclusive of unrealized gains (losses) on investment securities, shareholders' equity was $15.4 million at June 30, 2001 and $14.7 million at December 31, 2000.

         For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:

                                 Capital Ratios


Ratio              6/30/01            12/31/00          6/30/00         Minimum
-----              -------            --------          -------         -------

Tier 1              11.2%              11.7%             9.2%             4%

Total               12.1%              12.6%             12.1%            8%

Leverage             9.1%               9.3%             7.3%             4%

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

         The Company's asset liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, and through management of investment maturities/prepayments and loan repayments. The Company's ratio of liquid assets to deposits and short-term borrowings was 29.2% at June 30, 2001 and 31.4% at December 31, 2000. The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. The Company had federal funds sold of $2.7 million and $0 at June 30, 2001 and December 31, 2000, respectively. During the first six months of 2001, deposit growth and securities sold under agreements to repurchase growth in the amounts of $6.3 million and $3.4 million, or a total of $9.7 million, have not kept pace with loan growth in the amount of $14.5 million. In order to fund the Company's growth, an additional Federal Home Loan Bank advance in the amount of $5.0 million was drawn during the first quarter of 2001. Proceeds from called and sold securities and principal payments on securities, which were not reinvested in the securities portfolio, in the amount of $3.9 million contributed to the increase in federal funds sold in the amount of $2.7 million.

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

Recent and Future Accounting Considerations

         In September 2000, the Financial Accounting Standards Board (FASB) adopted Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as a replacement for FASB Statement No. 125, which has the same title. Statement No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, but it carries over most of the provisions of Statement No. 125 without change.

         Statement No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The adoption of Statement No. 140 on January 1, 2001 did not have any effect on the Bank's consolidated financial position, results of operation or liquidity.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its 2001 Annual Meeting of Shareholders on April 25, 2001, at which meeting four Class A directors were re-elected to new three-year terms. The following table indicates the total votes in favor of, and withheld from voting on, the re-election of each nominee, and provides certain information with respect to those directors not standing for re-election whose term of office continued past the 2001 Annual Meeting of Shareholders:

---------------------------------- ------------------------- ---------------------------- ----------------------------

  DIRECTOR NAME                           TERM OF                   AFFIRMATIVE                      VOTES
                                           OFFICE                      VOTES                        WITHHELD
---------------------------------- ------------------------- ---------------------------- ----------------------------
Class A Directors

---------------------------------- ------------------------- ---------------------------- ----------------------------
Eddie F. Hearp                          2001-2004                              1,069,615                        2,902
---------------------------------- ------------------------- ---------------------------- ----------------------------
Anna L. Lawson                          2001-2004                              1,069,615                        2,902
---------------------------------- ------------------------- ---------------------------- ----------------------------
John W. Starr, M.D.                     2001-2004                              1,069,615                        2,902
---------------------------------- ------------------------- ---------------------------- ----------------------------
Michael E. Warner                       2001-2004                              1,069,615                        2,902
---------------------------------- ------------------------- ---------------------------- ----------------------------
Class B Directors
---------------------------------- ------------------------- ---------------------------- ----------------------------
Abney S. Boxley, III                    1999-2002
---------------------------------- ------------------------- ---------------------------- ----------------------------
William D. Elliot                       1999-2002
---------------------------------- ------------------------- ---------------------------- ----------------------------
Barbara B. Lemon                        1999-2002
---------------------------------- ------------------------- ---------------------------- ----------------------------
Ward W. Stevens, M.D.                   1999-2002
---------------------------------- ------------------------- ---------------------------- ----------------------------
Class C Directors
---------------------------------- ------------------------- ---------------------------- ----------------------------
Ellis L. Gutshall                       2000-2003
---------------------------------- ------------------------- ---------------------------- ----------------------------
Mason Haynesworth                       2000-2003
---------------------------------- ------------------------- ---------------------------- ----------------------------
A. Wayne Lewis                          2000-2003
---------------------------------- ------------------------- ---------------------------- ----------------------------
George W. Logan                         2000-2003
---------------------------------- ------------------------- ---------------------------- ----------------------------

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) The Company filed the following exhibits for the quarter ended June 30, 2001:

         None.

(b) The Company filed one report on Form 8-K during the quarter ended June 30, 2001. The report, dated May 2, 2001, reported the Company's consolidated financial results for the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          VALLEY FINANCIAL CORPORATION



August 14, 2001                                /s/ Ellis L. Gutshall
------------------------                  --------------------------------------
Date                                               Ellis L. Gutshall, President
                                                   and Chief Executive Officer



August 14, 2001                                /s/ A. Wayne Lewis
--------------------------                --------------------------------------
Date                                               A. Wayne Lewis, Executive
                                                   Vice President and Chief
                                                   Financial Officer