Form 10QSB
period 2001-09-30
VALLEY FINANCIAL CORP /VA/
filed 2001-11-14
CIK 921590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No ____
         ---

At October 31, 2001, 1,213,207 shares of the issuer's common stock, no par value, were outstanding.

Transitional small business disclosure format:  Yes ____  No  X  .
                                                            -----

                          VALLEY FINANCIAL CORPORATION
                                   FORM 10-QSB
                               September 30, 2001

                                      INDEX

Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                       Consolidated Balance Sheets                             3
                       Consolidated Statements of Income                       4
                       Consolidated Statements of Cash Flows                   6
                       Notes to Consolidated Financial Statements              7

         Item 2.  Management's Discussion and Analysis                        10


Part II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders         23

         Item 5.  Other Information                                           23

         Item 6.  Exhibits and Reports on Form 8-K                            23


SIGNATURES                                                                    24

         PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements.

                          VALLEY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                (Unaudited)
                                                                                September 30      December 31
                                                                                    2001             2000
                                                                                ------------      -----------
Assets
Cash and due from banks                                                         $      5,304      $     3,988
Money market investments:
         Federal funds sold                                                               88                -
         Interest-bearing deposits in other banks                                      1,697              113
                                                                                ------------      -----------
                  Total money market investments                                       1,785              113

Securities available for sale                                                         25,323           36,873
Restricted equity securities                                                           1,327            1,010
Loans:
         Commercial and industrial loans                                              34,200           30,070
         Commercial real estate loans                                                 50,331           43,146
         Real estate construction                                                      9,700            5,879
         Residential real estate loans                                                22,060           18,926
         Loans to individuals                                                         19,878           16,467
                                                                                ------------      -----------
                  Total loans                                                        136,169          114,488
Less unearned income                                                                     (22)             (51)
Less allowance for loan losses                                                        (1,369)          (1,190)
                                                                                ------------      -----------
                  Net loans                                                          134,778          113,247
Premises and equipment                                                                 3,697            3,075
Accrued interest receivable                                                            1,011            1,266
Other assets                                                                             484              592
                                                                                ------------      -----------
                  Total assets                                                  $    173,709      $   160,164
                                                                                ============      ===========

Liabilities and Shareholders' Equity
Deposits:

         Non-interest bearing demand deposits                                   $     20,215      $    17,254
         Interest bearing demand deposits                                              9,368            7,293
         Money market deposits                                                        19,472           19,302
         Other savings deposits                                                        1,981            1,836
         Certificates of deposits *100,000                                            25,383           16,668
         Other time deposits                                                          58,764           67,521
                                                                                ------------      -----------
                  Total deposits                                                     135,183          129,874
                                                                                ------------      -----------
Short-term borrowings                                                                      -            1,762
Securities sold under agreements to repurchase                                         5,387            1,983
Accrued interest payable                                                               1,819            1,523
Other liabilities                                                                        268              367
Federal Home Loan Bank advances                                                       15,000           10,000
                                                                                ------------      -----------
                  Total liabilities                                                  157,657          145,509
                                                                                ------------      -----------
Commitments and other contingencies

Preferredstock, no par value. Authorized 10,000,000 shares; none issued and outstanding.

Common stock, no par value.  Authorized 10,000,000
         shares; issued and outstanding 1,213,207 at
         September 30, 2001 and 1,213,207 at December
         31, 2000                                                                     12,299           12,299
Accumulated retained earnings                                                          3,543            2,401
Accumulated other comprehensive income (loss)                                            210              (45)
                                                                                ------------      -----------
                  Total shareholders' equity                                          16,052           14,655
                                                                                ------------      -----------
                  Total liabilities and shareholders' equity                    $    173,709      $   160,164
                                                                                ============      ===========

* Denotes greater than

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                     For the Period          For the Period
                                                                    January 1, 2001         January 1, 2000
                                                                        Through                 Through
                                                                   September 30, 2001     September  30, 2000
                                                                   ------------------     -------------------
Interest Income:
         Interest and fees on loans                                     $8,036                   $6,880
         Interest on money market investments                               30                       47
         Interest on securities - taxable                                1,355                    1,379
         Interest on securities - nontaxable                               274                      293
                                                                        ------                   ------
                  Total interest income                                  9,695                    8,599
                                                                        ------                   ------

Interest Expense:
         Interest on certificates of deposit * 100,000                   1,000                      594
         Interest on other deposits                                      3,527                    3,191
         Interest on Federal Home Loan Bank advances                       615                      417
         Interest on repurchase agreements                                 134                      111
         Interest on borrowed funds                                         44                      197
                                                                        ------                   ------
                  Total interest expense                                 5,320                    4,510
                                                                        ------                   ------

                  Net interest income                                    4,375                    4,089
Provision for loan losses                                                  194                      203
                                                                        ------                   ------

         Net interest income after provision for loan losses             4,181                    3,886
                                                                        ------                   ------

Noninterest income:
         Service charges on deposit accounts                               284                      251
         Other fee income                                                   67                       43
         Securities gains (losses)                                          93                       --
                                                                        ------                   ------
                  Total noninterest income                                 444                      294
                                                                        ------                   ------


Noninterest expense:
         Compensation expense                                            1,578                    1,420
         Occupancy                                                         227                      176
         Data processing and equipment                                     347                      293
         Other expense                                                     883                      776
                                                                        ------                   ------
                  Total noninterest expense                              3,035                    2,665
                                                                        ------                   ------

Net income before taxes                                                  1,590                    1,515
Provision  for income taxes                                                448                      450
                                                                        ------                   ------

Net income                                                              $1,142                   $1,065
                                                                        ======                   ======

Basic earnings per share                                                $ 0.94                   $ 1.05
                                                                        ======                   ======

Diluted earnings per share                                              $ 0.92                   $ 1.00
                                                                        ======                   ======

* greater than

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                       For the Period         For the Period
                                                                        July 1, 2001           July 1, 2000
                                                                          Through                Through
                                                                     September 30, 2001     September 30, 2000
                                                                     ------------------     ------------------
Interest Income:
         Interest and fees on loans                                       $2,783                  $2,485
         Interest on money market investments                                  9                      22
         Interest on securities - taxable                                    417                     472
         Interest on securities - nontaxable                                  84                      98
                                                                          ------                  ------
                Total interest income                                      3,293                   3,077
                                                                          ------                  ------

Interest Expense:
         Interest on certificates of deposit *100,000                        367                     231
         Interest on other deposits                                        1,098                   1,157
         Interest on Federal Home Loan Bank advances                         217                     152
         Interest on repurchase agreements                                    40                      47
         Interest on borrowed funds                                            4                     113
                                                                          ------                  ------
                Total interest expense                                     1,726                   1,700
                                                                          ------                  ------

                Net interest income                                        1,567                   1,377
Provision for loan losses                                                     74                      40
                                                                          ------                  ------

         Net interest income after provision for loan losses               1,493                   1,337
                                                                          ------                  ------

Noninterest income:
         Service charges on deposit accounts                                 103                      99
         Other fee income                                                     20                      17
         Securities gains (losses)                                            53                      --
                                                                          ------                  ------
                Total noninterest income                                     176                     116
                                                                          ------                  ------

Noninterest expense:
         Compensation expense                                                535                     476
         Occupancy                                                            78                      58
         Data processing and equipment                                       120                      96
         Other expense                                                       282                     262
                                                                          ------                  ------
                Total noninterest expense                                  1,015                     892
                                                                          ------                  ------

Net income before taxes                                                      654                     561

Provision for income taxes                                                   199                     180
                                                                          ------                  ------

Net income                                                                $  455                  $  381
                                                                          ======                  ======

Basic earnings per share                                                  $ 0.38                  $ 0.38
                                                                          ======                  ======

Diluted earnings per share                                                $ 0.37                  $ 0.36
                                                                          ======                  ======

* Denotes greater than

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                For the Period         For the Period
                                                                January 1, 2001        January 1, 2000
                                                                    Through               Through
                                                               September 30, 2001     September 30, 2000
                                                               ------------------     ------------------
Cash Flows From Operating Activities:
         Net income                                                 $  1,142              $  1,065
         Adjustments to reconcile net income to net
         cash provided by operating activities:
                  Provision for loan losses                              194                   203
                  Depreciation and amortization of bank
                    premises and equipment                               228                   195
                  Net gains on sale of securities                        (93)                   --
                  Amortization (accretion) of premiums and
                    discounts                                              9                    19
                  Decrease in unearned fees                              (29)                   (1)
                  (Increase) decrease in interest receivable             255                  (171)
                  Increase in other assets                               (49)                  (14)
                  Increase in accrued interest payable                   296                    36
                  Decrease in other liabilities                          (99)                 (365)
                                                                    --------              --------
Net cash provided by operating activities                              1,854                   967
                                                                    --------              --------

Cash Flows From Investing Activities:
         (Increase) decrease in money market investments              (1,672)                6,031
         Purchases of premises and equipment                            (824)                 (560)
         Purchases of securities available-for-sale                  (17,170)               (4,381)
         Purchases of restricted equity securities                      (317)                 (213)
         Proceeds from sales, calls, and maturities of
           securities available-for-sale                              29,190                   825
         Increase in loans                                           (21,696)              (17,402)
                                                                    --------              --------
Net cash used in investing activities                                (12,489)              (15,700)
                                                                    --------              --------

Cash Flows From Financing Activities:
         Increase in time deposits greater than $100,000               8,715                 2,355
         Increase (decrease) in other time deposits                   (8,757)                4,897
         Increase (decrease) in other deposits                         5,351                (3,808)
         Increase (decrease) in short-term borrowings                 (1,762)                6,258
         Proceeds from subordinated capital note                          --                 2,300
         Increase in securities sold under agreements
            to repurchase                                              3,404                 2,967
         Proceeds from Federal Home Loan Bank advances                 5,000                    --
                                                                    --------              --------
Net cash provided by financing activities                             11,951                14,969
                                                                    --------              --------
Net increase in Cash and Due From Banks                                1,316                   236

Cash and Due From Banks at Beginning of Period                         3,988                 4,027
                                                                    --------              --------
Cash and Due From Banks at End of Period                            $  5,304              $  4,263
                                                                    ========              ========

Supplemental disclosure of cash flow information:

         Cash paid during the period for interest                   $  5,024              $  4,474
                                                                    ========              ========
         Cash paid during the period for taxes                      $    478              $    837
                                                                    ========              ========

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION

                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

     (2)   Cash and Cash Equivalents

                 For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. As of September 30, 2001, cash in the amount of $1.5 million was pledged to the Federal Home Loan Bank of Atlanta as collateral on advances.

(3)  Securities

          The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at September 30, 2001 are shown in the table below. The entire investment portfolio is classified as available-for-sale in order to provide maximum liquidity for funding needs. As of September 30, 2001, investments with amortized costs and fair values of $10,035 and $10,147, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

                                 Investment Portfolio - Category Distribution
                                           (dollars in thousands)

                                              Amortized  Unrealized  Unrealized   Approximate
                                                Costs      Gains       Losses     Fair Values
U.S. Treasury                                  $   198     $     7     $     0      $   205

U.S. Government agencies                         3,274           5           0        3,279

Mortgage-backed securities                       5,475         113           0        5,588

Collateralized mortgage obligations              9,451         146           0        9,597

States and political subdivisions                5,297          70         (27)       5,340

Corporate debt securities                        1,311           8          (5)       1,314

Restricted equity securities                     1,327           0           0        1,327
                                               -------     -------     -------      -------

     Total securities available for sale       $26,333     $   349     ($   32)     $26,650
                                               =======     =======     =======      =======

(4)  Allowance for Loan Losses

          The following table summarizes the loan loss experience for the nine-month periods ended September 30, 2001 and 2000.

                            Allowance for Loan Losses
                             (dollars in thousands)

                                              2001              2000
                                             ------            ------
          Balance at January 1               $1,190            $  910
          Provision for loan losses             194               203
          Recoveries                              0                 0
          Charged off loans
             Commercial                          (7)                0
             Credit Cards                        (8)               (1)
                                             ------            ------
          Balance at September 30            $1,369            $1,112
                                             ======            ======

(5)  Earnings Per Share

          Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following table summarizes the shares utilized in the computations:

     Weighted Average Shares Outstanding
     -----------------------------------

     Three months ending September 30:         Basic       Diluted

                       2001                  1,213,207    1,240,789
                                             =========    =========

                       2000                  1,013,207    1,060,870
                                             =========    =========

     Nine months ending September 30:

                       2001                  1,213,207    1,245,847
                                             =========    =========

                       2000                  1,013,207    1,060,560
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

          The adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company has net unrealized gains (losses) on available-for-sale securities, an item of other comprehensive income (loss). For the nine months ended September 30, 2001 and 2000, total comprehensive income was $1,397 and

          $1,395, respectively. For the three months ended September 30, 2001 and 2000, total comprehensive income was $596 and $716, respectively.

               The information that follows discloses the reclassification adjustments and the income taxes related to securities available-for-sale that are included in other comprehensive income
          (loss), net of income taxes for the nine and three month periods ended September 30, 2001 and 2000.

                                                                    For the Nine Months Ended      For the Nine Months Ended
                                                                        September 30, 2001             September 30, 2000
                                                                        ------------------             ------------------
Net unrealized gains (losses) on securities available-for-sale:
  Net unrealized holding gains (losses) during the year                 $       479                    $        500
    Less reclassification adjustments for gains included
      in net income                                                             (61)                              -
  Income tax benefit (expense)                                                 (163)                           (170)
                                                                              -----                           -----
        Other comprehensive income (loss), net of income taxes          $       255                    $        330
                                                                              =====                           =====

                                                                    For the Three Months Ended     For the Three Months Ended
                                                                        September 30, 2001             September 30, 2000
                                                                        ------------------             -----------------
Net unrealized gains (losses) on securities available-for-sale:
  Net unrealized holding gains (losses) during the quarter              $       266                    $        507
    Less reclassification adjustments for gains included
      in net income                                                             (35)                              -
  Income tax benefit (expense)                                                  (90)                           (172)
                                                                              -----                           -----
        Other comprehensive income (loss), net of income taxes          $       141                    $        335
                                                                              =====                           =====

Item 2. Management's Discussion and Analysis.

     The following is management's discussion and analysis of the financial condition and results of operations of the Company as of and for the nine months and three months ended September 30, 2001 and 2000. The discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

Overview

     The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995.

     Total assets at September 30, 2001 were $173.7 million, up 8.4% from $160.2 million at December 31, 2000. The principal components of the Company's assets at the end of the period were $26.7 million in securities available-for-sale, including restricted equity securities, and $136.2 million in gross loans.

         Total liabilities at September 30, 2001 were $157.7 million, up 8.4% from $145.5 million at December 31, 2000 with the increase represented by a $5.3 million growth in deposits, a $3.4 million growth in securities sold under agreements to repurchase, and a $5.0 million advance from the Federal Home Loan Bank of Atlanta finalized in the first quarter, partially offset by a $1.8 million decrease in short-term borrowings.

         Total shareholders' equity at September 30, 2001 was $16.1 million consisting of $9.1 million in net proceeds from the Company's initial public offering, $3.2 million in net proceeds from the Company's secondary offering, $10,000 in proceeds from the exercise of stock options, increased by accumulated retained earnings of $3.5 million and $210,000 of net unrealized gains on securities available-for-sale, net of related deferred tax liability. At December 31, 2000 total shareholders' equity was $14.7 million. Exclusive of unrealized gains (losses) on investment securities, shareholders' equity was $15.8 million at September 30, 2001 and $14.7 million at December 31, 2000.

         The Company had net income of $1.1 million for the nine months ended September 30, 2001 compared with $1.1 million recorded for the nine months ended September 30, 2000, a non-existent increase. Net income for the three months ended September 30, 2001 was $455,000, a 19.4% increase over the $381,000 recorded for the third quarter of 2000. A shrinking net interest margin is a primary factor in the essentially-flat earnings for the first nine months of 2001 as compared to the same period in 2000. Also contributing to flat earnings year-to-date was an increase in noninterest income, offset by increases in noninterest expense in all categories.

         Profitability as measured by the Company's return on average assets ("ROA") was .91% for the nine months ended September 30, 2001 compared to .98% for the same period in 2000. ROA for the second quarter of 2001 was 1.05% versus 1.00% in the third quarter of 2000. Return on average equity ("ROE") was 10.00% for the nine months ended September 30, 2001 compared to 13.41% for the same period in 2000. ROE for the third quarter of the year was 11.59% in 2001 and 13.77% in 2000. The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities. Return on equity was reduced by the 200,000 additional shares of common stock issued in the secondary offering completed in November 2000.


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

         Net interest income was $4.4 million for the nine months ended September 30, 2001 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income for the first nine months of 2001 increased 7.3% from $4.1 million for the same period in 2000. The net interest margin on a fully taxable equivalent ("FTE ") basis was 3.75% for the first nine months of 2001, a decrease of 28 basis points from the 4.03% reported for the same period in 2000. During the first nine months of 2001, the Federal Reserve has cut rates by 4.00%. Approximately one third of the Bank's loan portfolio is comprised by adjustable rate loans which repriced immediately in response to the Federal Reserve action, while the Bank's certificates of deposits, the largest category of deposits, are fixed rate and locked in for a year or longer. As a result, the Company's net interest margin has declined, adversely impacting the net interest income and net income presented for the year ended September 30, 2001. Almost all of the Bank's highest-cost time deposits will reprice within the fourth quarter, which will improve the margin significantly.

          For the three months ended September 30, 2001 net interest income was $1.6 million and the FTE net interest margin was 3.88%. Net interest income was $1.4 million and the net interest margin was 3.84% for the third quarter of 2000.

Noninterest Income

          Noninterest income of $444,000 in the nine months ended September 30, 2001 consisted of service charges and fees on accounts, other fee income and securities gains and losses, and represented an increase of $150,000 or 51.0% over the $294,000 reported for the same period one year earlier. Securities gains and losses totaled $93,000 for the nine months ended September 30, 2001 and is comprised of $73,000 from sales of securities and a $20,000 gain generated from the pushdown of securities from the parent company to the Bank at fair market value in a capital injection effective April 20, 2001. For the three months ended September 30, 2001 noninterest income was $176,000 an increase of $60,000 or 51.7% over the $116,000 reported for the third quarter of 2000. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

Noninterest Expense

          Noninterest expense for the first nine months of 2001 was $3.0 million, an increase of $300,000 or 11.1% over the $2.7 million reported for the same period in 2000. Two large contributors to the increase in noninterest expense are expenses associated with the opening of the Bank's fifth full-service branch on May 7, 2001 and $35,000 in a rezoning request denied in connection with an attempted acquisition of a parcel of property for a future branch site. Noninterest expense for the quarter ended September 30, 2001 was $1.0 million, an increase of $123,000 or 13.8% over the third quarter of 2000. Noninterest expenses are expected to increase in future years as a direct result of business growth and expansion.

Income Taxes

          To reflect the Company's anticipated federal income tax liability, an expense of $448,000 and $450,000 at an effective tax rate of 28.2% and 29.7% was recognized in the nine months ended September 30, 2001 and September 30, 2000, respectively. The provision for income taxes was $199,000 and $180,000 for the third quarter of 2001 and 2000, respectively. The third quarter expense for 2001 and 2000 equated to an effective tax rate of 30.4% and 32.1%, respectively.

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

         Investment securities, including restricted equity securities, at September 30, 2001 were $26.7 million, a decrease of $11.2 million or 29.6% from their level of $37.9 million on December 31, 2000. The decrease of $11.2 million is primarily due to principal payments in the amount of $4.0 million and excess proceeds from called and sold securities, which were not reinvested in the securities portfolio, of approximately $7.7 million. For more information on the investment portfolio, see Note 3 to the Consolidated Financial Statements.

Loan Portfolio

         The Company's total loans were $136.2 million at September 30, 2001, an increase of $21.7 million or 19.0% from the $114.5 million reported at December 31, 2000. The Company's ratio of total loans to total deposits stood at 100.7% at September 30, 2001 and 88.1% at December 31, 2000. The ratio clearly reflects stronger loan growth than deposit growth during the first nine months of 2001. Management seeks to maintain the ratio of loans to deposits in a range of 70% to 85%.

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

         The following table summarizes the loan portfolio by category as of the nine-month periods ended September 30, 2001 and 2000 and the year ended December 31, 2000.

                             Loan Portfolio Summary
                             (dollars in thousands)


                                September 30,      December 31,    September 30,
                                   2001               2000            2000
                                   ----               ----            ----
Commercial and industrial       $ 34,200          $ 30,070          $ 27,383
Commercial real estate            50,331            43,146            38,139
Real estate construction           9,700             5,879             8,075
Residential real estate           22,060            18,926            18,878
Loans to individuals              19,878            16,467            16,316
                                --------          --------          --------
Total loans                     $136,169          $114,488          $108,791
                                ========          ========          ========


Loan Category Analysis

     Commercial Loans. Commercial and industrial loans accounted for 25.1% of the loan portfolio as of September 30, 2001 and stood at $34.2 million versus $30.1 million nine months earlier. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The credit worthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

     Commercial Real Estate Loans. Commercial real estate construction and commercial real estate mortgages represent interim and permanent financing of commercial properties that are secured by real estate, and were 37.0% of total loans at September 30, 2001. Outstanding loans in this category equaled $50.3 million and $43.1 million at September 30, 2001 and December 31, 2000, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties. These borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

     Real Estate Construction Loans. Real estate construction loans represent interim financing on residential and commercial properties under construction, and are secured by real estate. Once construction is completed and the loan becomes permanent, the loans are reclassified as commercial real estate loans which are secured by commercial property or residential real estate loans which are secured by first deeds of trust. Outstanding loans in this category totaled $9.7 million (7.1% of total loans) at September 30, 2001 as compared to $5.9 million at December 31, 2000.

     Residential Real Estate Loans. Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $22.1 million in loans (16.2% of total loans) at September 30, 2001 and $18.9 million in such loans at December 31, 2000. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years and offers a bi-weekly payment option to encourage faster repayment. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

     Loans to Individuals. Loans to individuals include installment loans and home equity lines of credit/loans secured by junior liens on residential real estate. The loan proceeds typically are used to purchase vehicles, finance home remodeling or higher education, or for other consumer purposes. Loans to individuals totaled $19.9 million (14.6% of total loans) at September 30, 2001 compared to $16.5 million at December 31, 2000.

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

     A provision for loan losses of $194,000 was provided during the nine months ended September 30, 2001, a decrease of $9,000 or 4.4% over the same period in 2000, in recognition of management's estimate of inherent risks associated with lending activities. The allowance for loan losses was $1.4 million as of September 30, 2001 and represented approximately 1.0% of net loans outstanding versus 1.1% of net loans at December 31, 2000 (see Note 4 to the Consolidated Financial Statements). A total of $30,000 in specific reserves, on one commercial loan placed on nonaccrual status in April 1999 is included in the balance of the allowance for loan losses as of September 30, 2001. Of the $30,000 specific reserve, $20,000 was accrued during the second quarter of 2000. During the first quarter of 2001, $25,000 of specific reserves accrued during 2000 on a second commercial loan were reversed when the loan was repaid.

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

     Nonperforming assets at September 30, 2001, December 31, 2000 and September 30, 2000 are presented in the following table.

                              Nonperforming Assets
                             (dollars in thousands)


                                                 September 30,   December 31,  September 30,
                                                    2001             2000         2000
                                                    ----             ----         ----
Nonaccrual loans                                   $   75           $  102       $  102
Loans past due 90 days or more                        989               54          153
Restructured loans                                    403              230          299
                                                   ------           ------       ------
Total nonperforming loans                           1,467              386          554
                                                   ------           ------       ------

Foreclosed, repossessed and idled properties            -                -            -
                                                   ------           ------       ------
Total nonperforming assets                         $1,467           $  386       $  554
                                                   ======           ======       ======

     If the nonaccrual loans disclosed above had performed in accordance with their original terms, additional interest income in the amount of $5,000, $9,000, and $8,000, respectively would have been recorded for the nine month period ended September 30, 2001, the year ended December 31, 2000 and the nine month period ended September 30, 2000.

     The total recorded investment in impaired loans was $1.5 million, $851,000 and $554,000, respectively for the nine month period ended September 30, 2001, the year ended December 31, 2000 and the nine-month period ended September 30, 2000. The loan loss allowance related to impaired loans was $30,000, $55,000 and $30,000, respectively for the above-referenced time periods.

Deposits

     As of September 30, 2001 total deposits were $135.2 million, an increase of $5.3 million or 4.1% from their level of $129.9 million at December 31, 2000. The major categories of increases were non-interest bearing demand deposits, NOW accounts, money market accounts and savings accounts in the amounts of $3.0 million, $2.1 million, $170,000 and $145,000, respectively.

     At September 30, 2001 noninterest-bearing demand deposits were $20.2 million or 14.9% of total deposits. On December 31, 2000 noninterest-bearing demand deposits were $17.3 million or 13.3% of total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) were $51.0 million or 37.7% of total deposits at September 30, 2001, compared with $45.7 million or 35.2% of total deposits at December 31, 2000. Total interest bearing deposits stood at $115.0 million at September 30, 2001, an increase of $2.4 million or 2.1% over their level of $112.6 million at December 31, 2000.

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

Short-Term Borrowings

     The Company placed in service a commercial sweep account program in third quarter 1999. The balance in the program grew by $3.4 million from its level of $2.0 million at December 31, 2000 to a total of $5.4 million as of September 30, 2001. The program consists of establishing a demand deposit account in which the Bank invests available balances daily in securities on an overnight basis subject to repurchase. On the following business day, the Bank will repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month. The contractual agreement states that a repurchase agreement is not a deposit and therefore is not insured by the Federal Deposit Insurance Corporation. Therefore, these repurchase balances are not reported as deposits but as short-term borrowings.

     The Company's short-term borrowings decreased by $1.8 million during the first nine months of 2001 to a balance of $0. See the liquidity section of this discussion and analysis for further information on the preceding borrowings.

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

Capital Adequacy

     The Company's financial position at September 30, 2001 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. Capital ratios are in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

     Total shareholders' equity was $16.1 million at September 30, 2001 compared with $14.7 million at December 31, 2000, an increase of $1.4 million or 9.5%. The increase is attributable to net income for the first nine months of $1.1 million and a $255,000 increase in accumulated other comprehensive income. Exclusive of unrealized gains (losses) on investment securities, shareholders' equity was $15.8 million at September 30, 2001 and $14.7 million at December 31, 2000.

     For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:

                                 Capital Ratios

  Ratio          9/30/01        12/31/00          9/30/00           Minimum
  -----          -------        --------          -------           -------

  Tier 1          11.0%          11.7%             9.3%               4%

  Total           11.9%          12.6%             12.2%              8%

  Leverage         9.2%           9.3%             7.3%               4%


Liquidity

     Asset/liability management activities arigned to ensure that adequate liquidity is available to meet loan demand or deposit outflows and, through the management of the Company's interest sensitivity position, to manage the impact of interest rate fluctuations on net interest income.

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

     The Company's asset liquidity is provided by cash and due from banks, federal funds sold, investments available for sale, and through management of investment maturities/prepayments and loan repayments. The Company's ratio of liquid assets to deposits and short-term borrowings was 24.0% at September 30, 2001 and 31.4% at December 31, 2000. The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. The Company had federal funds sold of $88,000 and $0 at September 30, 2001 and December 31, 2000, respectively. During the first nine months of 2001, deposit growth and securities sold under agreements to repurchase growth in the amounts of $5.3 million and $3.4 million, or a total of $8.7 million, have not kept pace with loan growth in the amount of $21.7 million. In order to fund the Company's loan growth, an additional Federal Home Loan Bank advance in the amount of $5.0 million was drawn during the first quarter of 2001. Additional funding for loan growth was obtained by the year-to-date non-reinvestment of $11.7 million in security proceeds from principal paydowns, sales, calls and maturities in the security portfolio. Of the non-reinvested security proceeds amount, $88,000 was sold as federal funds and $1.7 million was invested in an interest-bearing deposit account as of September 30, 2001.

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

Recent and Future Accounting Considerations

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Statement 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of either by sale, abandonment, or distribution to owners or is classified as held for sale. Statement 144 carries over many of the fundamental provisions of Statement No. 121. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt the provisions of this Statement effective January 1, 2002, as required. The adoption of the Statement is not expected to have any effect on the Company's financial position, results of operations, or liquidity.


     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, "Goodwill and Other Intangible Assets," which supercedes APB Opinion No. 17, "Intangible Assets". Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets, excluding those acquired in a business combination, should be accounted for in financial statements upon their acquisition as well as after they have been initially recognized in the financial statements. The Statement eliminates the requirement to amortize goodwill and other intangible assets that have indefinite useful lives, instead requiring the assets be tested at least annually for impairment based on the specific guidance in the Statement. The Company will adopt the provisions of the Statement effective January 1, 2002 as required. The Statement requires a transition impairment test of goodwill and other intangible assets in connection with the initial application of the Statement, with any resultant impairment losses being recognized as a cumulative effect of a change in accounting principle. The adoption of the Statement is not expected to have any effect on the Company's financial position, results of operations, or liquidity.

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations," which supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Statement 141 requires that all business combinations be accounted for by the purchase method of accounting. The purchase method of accounting requires the accounts of an acquired institution to be included with the acquirer's accounts as of the date of acquisition, recognizing any excess of purchase price over the fair value of the net assets acquired as goodwill. The Statement also requires that the assets of an acquired institution be recognized as assets apart from goodwill if they meet specific criteria presented in the Statement. The provisions of the Statement apply to all business combinations initiated after June 30, 2001.

     In September 2000, the Financial Accounting Standards Board (FASB) issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as a replacement for FASB Statement No. 125, which has the same title. Statement No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, but it carries over most of the provisions of Statement No. 125 without change. The statement provides accounting and reporting standards for such transactions based upon consistent application of a financial components approach which focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, de-recognizes financial assets when control has been surrendered, and de-recognizes liabilities when extinguished.

     Statement No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The adoption of Statement No. 140 on January 1, 2001 did not have any effect on the Company's consolidated financial position, results of operation or liquidity.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 133 established standards for accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) The Company filed the following exhibits for the quarter ended September 30, 2001:

       None.

(b) The Company filed one report on Form 8-K during the quarter ended September 30, 2001. The report, dated July 23, 2001, reported the Company's consolidated financial results for the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        VALLEY FINANCIAL CORPORATION



November 14, 2001                           /s/ Ellis L. Gutshall
---------------------                   ---------------------------------------
Date                                            Ellis L. Gutshall, President
                                                and Chief Executive Officer



November 14, 2001                           /s/ A. Wayne Lewis
---------------------                   ---------------------------------------
Date                                            A. Wayne Lewis, Executive
                                                Vice President and Chief
                                                Financial Officer