Form 10KSB40
period 2001-12-31
VALLEY FINANCIAL CORP /VA/
filed 2002-04-01
CIK 921590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $13,581,000.

The aggregate market value of the voting stock held by non-affiliates of the Company (805,699 shares) based on the $16.00 per share last trade price quoted by the OTC Bulletin Board on March 15, 2002 was $12,891,184. At March 15, 2002 1,213,207 shares of the registrant's common stock were issued and outstanding.

                      Documents incorporated by reference:

The issuer's Proxy Statement dated March 20, 2002 is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11 and 12.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          VALLEY FINANCIAL CORPORATION
                                   FORM 10-KSB
                                December 31, 2001

                                      INDEX

PART   I
         Item 1.  Description of Business                                 3

         Item 2.  Description of Property                                12
         Item 3.  Legal Proceedings                                      14
         Item 4.  Submission of Matters to a Vote of Security Holders    14

PART  II
         Item 5.  Market for Common Equity and Related                   14
                  Stockholder Matters
         Item 6.  Management's Discussion and Analysis or Plan           15
                  of Operation
         Item 7.  Financial Statements                                   39
         Item 8.  Changes in and Disagreements With Accountants on       65
                  Accounting and Financial Disclosure

PART  III
         Item 9. Directors, Executive Officers, Promoters and Control 65 Persons; Compliance with Section 16(a) of the
                  Exchange Act
         Item 10. Executive Compensation                                 65
         Item 11. Security Ownership of Certain Beneficial Owners and 65 Management
         Item 12. Certain Relationships and Related Transactions         65
         Item 13. Exhibits and Reports on Form 8-K                       65

SIGNATURES                                                               68

EXHIBIT INDEX                                                            70

                                     PART I.

Item 1. Description of Business.

      Valley Financial Corporation (the "Company") was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of Valley Bank (the "Bank"). The Bank opened for business on May 15, 1995 at its main office in the City of Roanoke, opened its second office on September 11, 1995 in the County of Roanoke, its third office on January 15, 1997 in the City of Roanoke, its fourth office in the City of Salem on April 5, 1999, and its fifth office in the City of Roanoke on May 7, 2001. The Bank is scheduled to open its sixth office in the County of Roanoke in May of 2002 and its seventh office in the City of Roanoke in May of 2003.

      The Bank operates under a state charter issued by the Commonwealth of Virginia, and engages in the business of commercial banking. Its deposits are insured by the FDIC and it is a member of the Federal Reserve System. The Company presently engages in no business other than owning and managing the Bank.

Location and Service Area

      The Bank's primary service area consists of the cities of Roanoke and Salem and Roanoke County, Virginia where it conducts a general commercial banking business while emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals. The Bank operates from its main office at 36 Church Avenue, SW in the City of Roanoke, and its branch offices at 4467 Starkey Road, SW in the County of Roanoke, 2203 Crystal Spring Avenue, SW in the City of Roanoke, 8 East Main Street in the City of Salem, and 1518 Hershberger Road in the City of Roanoke. The Bank is scheduled to open its sixth office at 1003 Hardy Road in the County of Roanoke in May of 2002 and its seventh office on Keagy Road in the City of Roanoke in May of 2003.

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

      The population in the Roanoke MSA was estimated at 235,932 per the 2000 Census. The Roanoke MSA's growth typically is slower than that in the Commonwealth overall and in other key Virginia markets in particular, and the Virginia Employment Commission reported that from 1998 through 2001 the number of jobs in the Roanoke MSA increased 1.6%, compared with a 6.2% increase for the state as a whole. The Roanoke MSA had an unemployment rate of 2.9% in December 2001, compared with 5.4% nationally and 3.6% for Virginia.

      The Roanoke MSA operated 6,881 businesses at September 30, 2001(the latest information available). The business community in the Roanoke MSA is well diversified by industry group. The principal components of the economy are retail trade, services, transportation, manufacturing and finance, insurance and real estate. The Roanoke MSA's position as a regional center creates a strong medical, legal and business professional community. Carilion Health System, Lewis-Gale Hospital, and the Veterans Administration Hospital are among Roanoke's largest employers. Other large employers include Norfolk Southern Corporation, General Electric Co., First Union Corporation, The Kroger Co., and American Electric Power.

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

      The Bank's lending activities are subject to a variety of lending limits imposed by state and federal laws and regulations. In general the Bank is subject to a loan-to-one borrower limit of an amount equal to 15% of the Bank's unimpaired capital and surplus. The Bank may not make any extensions of credit to any director, executive officer, or principal shareholder of the Bank or the Company, or to any related interest of such person, unless the extension of credit is approved by the Board of Directors of the Bank and is made on terms not more favorable to such person than would be available to an unaffiliated party.

      Other Bank services include safe deposit boxes, certain cash management services including overnight repurchase agreements, merchant purchase and management programs, travelers checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. The Bank operates four proprietary ATM's and is associated with the Honor, Cirrus and The Exchange shared networks of automated teller machines that may be used by Bank customers throughout Virginia and other regions. The Bank also offers VISA and MasterCard credit card services as well as a debit-check card.

      The Bank has no immediate plans to exercise trust powers. The Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of its primary regulators, the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission, before exercise of trust powers.

      In May 2002 the Bank expects to introduce a transactional Internet-based banking product. This will allow customers to view account balances, see account history, make transfers between accounts and pay bills online, along with may other features. Business customers will also have access to a number of online cash management and treasury functions.

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

      The Bank's market area is a highly concentrated, highly branched banking market. As of June 30, 2001 there were sixteen commercial banks and savings associations operating a total of 119 offices in the Roanoke MSA. Currently, the Bank, Bank of Botetourt and Bank of Fincastle are the only locally owned and operated commercial banks. Most competitors are subsidiaries of holding companies headquartered in North Carolina, Georgia, Tennessee, and Northern Virginia. In addition, three out-of-town Virginia based community banks have offices in the Bank's market area.

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

Employees

      At December 31, 2001 the Bank had fifty full-time employees and two part-time employees, including its officers. The Company does not have any regular employees other than its officers.

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

      Financial Modernization Legislation/Gramm-Leach-Bliley Act. A bank holding company generally is restricted to activities related or incidental to banking. In the past, bank holding companies were specifically prohibited from engaging in the issue, flotation, underwriting, public sale, or distribution of third party securities. Limits also were placed on underwriting and selling insurance. The activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act (the "GLB Act"). This new act repeals the banking/securities industry anti-affiliation rules and permits the common ownership of commercial banks, investment banks, and insurance companies. Under this new law, a bank holding company may elect to be treated as a financial holding company, which may engage in any activity that the Federal Reserve determines is financial in nature. A financial holding company also may engage in any activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of the related depository institutions or the financial system generally.

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

      Financial holding company powers that are either specified in the statue or have been determined by the Federal Reserve to be financial in nature include the following:

..     underwriting insurance or annuities;

..     providing financial or investment advice;

..     underwriting, dealing in, or making markets in securities;

..     merchant banking, subject to limitations on size and capital restrictions;

..     insurance portfolio investing, subject to limitations; and

..     any other activities previously found to be closely related to banking by the Federal Reserve.

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

      The FDIC establishes rates for the payment of premiums by federally insured banks for deposit insurance. A Bank Insurance Fund (the "BIF") is maintained for commercial banks with insurance premiums from the industry used to offset losses from insurance payouts when banks fail. Also, the Bank is charged a deposit-based assessment by the FDIC in connection with the so-called FICO bonds issued by the federal government to finance the savings and loan industry bailout. The total BIF and FICO assessment combined was approximately $24,000 in 2001. Future deposit insurance premiums will vary with the strength of the banking industry, the level of the BIF insurance fund and the Bank's individual risk rating as determined by the FDIC, and there can be no assurance that premiums will remain at their current level.

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

      Dividends. During 2001, the Company's revenues consisted of interest and dividends on investments. After downstreaming the Company's investments to the Bank as additional equity capital on April 20, 2001, the Company will have no significant revenue beginning in 2002, other than dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company will depend on the Bank's earnings and capital position and is limited by state law, regulations and policies. A Virginia bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand, after providing for all expenses, losses, interest and taxes accrued, or due by the Bank. Before any dividend is declared, any deficit in capital funds originally paid in must have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in capital of the bank. To ascertain the net undivided profits before any dividend shall be declared, all debts due to the bank on which interest is past due and unpaid for a period of twelve months, unless they are well secured and in process of collection, are deducted from the undivided profits in addition to all expenses, losses, interest and taxes accrued, and the balance is deemed to be the net undivided profits. The Virginia State Corporation Commission may limit or approve the payment of dividends by the board of directors of any bank when the Commission determines that the limitation or approval is warranted by the financial condition of the bank. The Company does not anticipate paying cash dividends to shareholders in the near term. See "Capital Regulations" below, "Item 5. Market for Common Equity and Related Stockholder Matters" and Note 15 to the Consolidated Financial Statements.

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

      An institution's qualifying total capital consists of three components - Core or Tier 1 capital, Supplementary or Tier 2 capital, and Market Risk Allocated or Tier 3 capital. Tier 1 capital is essentially equal to common stockholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less disallowed intangibles. Tier 2 capital, generally includes certain types of preferred stock and debt securities, hybrid capital instruments and a limited amount, not to exceed 1.25% of gross risk-weighted assets, of the allowance for loan and lease losses. Tier 3 capital is only applicable to banks which are subject to the market risk capital guidelines. The amount reported in this item may only be used to satisfy the bank's market risk capital requirement and may not be used to support credit risk.

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

      At December 31, 2001 the Company and the Bank had the following risk-based capital and leverage ratios relative to regulatory minimums:

             Ratio            Company         Bank           Minimum
             -----            -------         ----           -------

             Tier 1            10.2%          10.0%             4%

             Total             11.1%          10.9%             8%

             Leverage           9.1%           9.0%             4%

      The regulations define five categories of compliance with regulatory capital requirements, ranging from "well capitalized" to "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2001 the Company and the Bank qualified as "well-capitalized" institutions (see Note 15 to the Consolidated Financial Statements).

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

      The Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, Federal Deposit Insurance System, and the Office of the Thrift Supervision issued their joint final rule regarding the obligation of financial institutions to protect the financial privacy of their consumers under the GLB Act. Compliance with the Joint Rule was mandatory July 2001. The Final Rule applies to nonpublic personal information about individuals who obtain financial products or services from a bank or thrift institution and their subsidiaries. The Bank should provide consumers with a "clear and conspicuous" notice regarding the bank's privacy policies and practices and describe the conditions under which the Bank may disclose nonpublic personal information about its consumers to affiliates and nonaffiliated third parties. The Bank should provide a method for its consumers to opt out of the disclosure of nonpublic personal information to third parties. The Bank should finally adopt policies and procedures reasonably designed to protect customer records and information from any anticipated threats, hazards, or unauthorized access or use that could result in "substantial harm or inconvenience" to any customer. The Bank must disclose their specific privacy policies to their customers annually. Upon making such disclosure, there is no specific restriction on the Bank disclosing customer information to affiliated parties. The Bank must comply with state law, however, if it protects customer privacy more fully than federal law.

      The GLB act also revises the present Federal Home Loan Bank system, imposing new capital requirements on Federal Home Loan Banks and authorizing them to issue two classes of stock with differing dividend rates and redemption requirements. Permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) have been expanded to include funding loans to small businesses, and small farms and agribusiness. The Bank uses Federal Home Loan Bank loans extensively to fund lending opportunities.

      The GLB act contains a variety of other provisions. Automated teller machine surcharges are prohibited unless the customer first has been provided notice of the imposition and amount of the fee. Community Reinvestment Act examinations for smaller institutions (including the Bank) will be less frequent. Certain reporting requirements are now imposed on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act.

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

Item 2. Description of Property.

      The Bank's main office is located in a seven-story office building at 36 Church Avenue, S.W., in downtown Roanoke, Virginia 24011. At December 31, 2001 the Bank leased approximately 8,148 square feet of recently-renovated office space on the first floor of this facility. The lease commenced April 1, 1995 and had an initial base term of five years, which expired December 31, 1999. The lease was renewed on December 23, 1999 for the period beginning January 1, 2000 and ending December 31, 2004 with options to renew for two additional five-year terms at the end of the December 31, 2004 extension period. Annual base rent on the leased space is $90,607 payable in equal monthly installments of $7,551. The Bank also is responsible for paying a pro rata share of certain operating costs associated with the leased space.

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

      The cost of the leasehold improvements to the Church Avenue leased premises, net of accumulated amortization, was $125,533 at December 31, 2001.

      The Bank's Starkey Road office is a 2,700 square foot building constructed in 1995 on a one-acre site at 4467 Starkey Road in southwest Roanoke County (Tanglewood Mall area). The Company acquired the site for cash in the amount of $272,250 and the total land cost after all necessary grading and closing costs is $292,376. The total cost of the building, net of accumulated depreciation, was $376,498 at December 31, 2001.

      The Bank's South Roanoke office is a 914 square foot facility that the Bank leased at a 2001 annual rate of $11,880, payable in equal monthly installments of $990. For 2002, the annual rental has increased to $12,300 payable in equal monthly installments of $1,025. The Bank is also responsible for utilities. The lease commenced January 1, 1997 and has an initial term of twelve years with one five-year renewal option. The cost of leasehold improvements to the leased premises, net of accumulated amortization, was $6,942 at December 31, 2001.

      The Bank's Salem office is a newly-constructed Colonial Williamsburg style building with two floors containing 6,000 square feet, of which the Bank occupies the first story and leases the second story. The structure is located on an approximately one-half acre site at 8 East Main Street in the City of Salem. The Company acquired the land for a contract price of $325,000 and the total land cost after all necessary grading, structure removal, and closing costs is $361,839. The total cost of the facility construction, net of accumulated depreciation, was $713,177 at December 31, 2001. Total monthly rental income from leasing the second story is $2,356, which directly reduces occupancy expense.

      The Bank's Hershberger Road office is a 2,400 square foot building on a one-acre site at 1518 Hershberger Road in the City of Roanoke (Crossroads Mall area). The land with the existing branch was purchased from First Union National Bank in September 2000. The Bank acquired the property for a contract price of $485,000. The branch was renovated and opened on May 7, 2001. Of the original contract price, the cost allocated to the land is $299,151. The total cost allocated to the building, including all renovation costs, net of accumulated depreciation, was $427,711 at December 31, 2001.

      The Bank purchased a parcel of land on Hardy Road in Vinton on August 1, 2001 for the purpose of opening a branch. The land was acquired for a contract price of $280,000. The branch is currently under construction with an anticipated opening date in May 2002.

      The Bank purchased a parcel of land on Keagy Road in Roanoke on December 28, 2001 for the purpose of opening a branch. The land was acquired for a contract price of $375,000. There has been no construction on the branch, which is anticipated to open in May 2003.

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

                                    PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

      Market information. The Company's Articles of Incorporation authorize it to issue up to 10,000,000 shares of Common Stock, no par value, of which 1,213,207 shares were issued and outstanding at March 15, 2002.

      The Common Stock is quoted under the symbol VYFC on the OTC Bulletin Board, an electronic quotation and trade reporting service of the National Association of Securities Dealers. According to information obtained by Company management and believed to be reliable, the quarterly range of closing prices per share for the Common Stock during the last two fiscal years was as follows:

        2001          Quarter Ended         High Close          Low Close
                        03/31/01              $16.50              $15.19

                        06/30/01              $17.50              $15.00

                        09/30/01              $16.25              $12.25

                        12/31/01              $17.25              $13.00


        2000          Quarter Ended         High Close          Low Close
                        03/31/00              $20.00              $16.19

                        06/30/00              $19.50              $18.00

                        09/30/00              $19.12              $18.37

                        12/31/00              $19.12              $15.12

      Holders. At March 15, 2002 there were approximately 505 holders of record of the Company's outstanding Common Stock.

      Dividends. The Company has not declared any cash dividends to date and does not anticipate paying any cash dividends to shareholders in the immediate term. See "Supervision and Regulation" and Note 15 to the Consolidated Financial Statements for restrictions on the payment of dividends.

      Voting rights. In all elections of directors, a shareholder of the Company has the right to cast one vote for each share of stock held for as many persons as there are directors to be elected. There are no cumulative voting rights. On any other question to be determined by a vote of shares at any meeting of shareholders, each shareholder is entitled to one vote for each share of stock held and entitled to vote.

      Preemptive Rights. Shareholders do not have preemptive rights with respect to issues of common stock. Accordingly, share ownership may be diluted if additional stock is issued in the future.

      Liquidation Rights. Upon liquidation, after payment of all creditors, the remaining assets of the Company would be distributed to shareholders on a pro-rata basis.

      Calls and Assessments. All common stock outstanding is fully paid and non-assessable.

      Indemnification of Officers and Directors. The Articles of Incorporation provide for the indemnification of our officers and directors for their actions unless a court finds them liable for willful misconduct of a knowing violation of the criminal law. In any proceedings brought by shareholders against an officer or director, no damages may be assessed against that officer or director unless they are liable for willful misconduct or a knowing violation of criminal or securities laws. The Securities and Exchange Commission has the opinion that indemnification of officers, directors, and controlling persons for liabilities is against public policy and is, therefore, unenforceable.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following is management's discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2001 and 2000. The discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

Overview

      The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995. In July 1995, the Company completed its initial public offering of 964,040 shares (1,012,242 shares after the effect of the 1.05 for 1 stock split declared January 20, 2000) of its common stock, no par value, at a price of $10.00 per share. The Offering resulted in gross proceeds to the Company of $9.6 million, reduced by $551,000 of direct stock issuance costs associated with the offering, for net proceeds of $9.1 million. The Company completed its second stock offering effective November 17, 2000. The secondary offering resulted in gross proceeds to the Company of $3.3 million, reduced by $122,000 direct stock issuance costs associated with the offering, for net proceeds of $3.2 million. Of the proceeds of the secondary offering, $2.3 million was used to re-pay a subordinated capital note initiated as of June 30, 2000, with the remainder used to purchase investment securities at the Company level. The Company's investment in the Bank was $16.1 million as of December 31, 2001.

      Total assets at December 31, 2001 were $193.9 million, up $33.7 million or 21.0% from $160.2 million at December 31, 2000. The principal components of the Company's assets at the end of the period were $33.3 million in securities available-for-sale, including restricted equity securities, and $147.6 million in gross loans, representing a decrease and increase of 12.1% and 28.9%, respectively over their levels at December 31, 2000.

      Total liabilities at December 31, 2001 were $177.6 million, up from $145.5 million at December 31, 2000, an increase of $32.1 million or 22.1%. Deposits increased $9.0 million or 6.9% to $138.9 million over the $129.9 million level at December 31, 2000. The remainder of the increase was primarily due to an increase in the overnight repurchase agreement program with appropriate commercial customers in the amount of $1.3 million, an increase in federal funds purchased in the amount of $2.0 million, and an increase in Federal Home Loan Bank advances in the amount of $20.0 million.

      Total shareholders' equity at December 31, 2001 was $16.3 million, consisting of $9.1 million in net proceeds from the Company's initial public offering, $3.2 million in net proceeds from the Company's secondary offering, $10,000 in proceeds from the exercise of stock options, increased by retained earnings of $4.1 million and including $104,000 of unrealized losses on securities available-for-sale, net of related deferred tax benefit. Exclusive of the unrealized losses on securities available-for-sale, shareholders' equity was $16.4 million at December 31, 2001. At December 31, 2000 total shareholders' equity was $14.7 million. Exclusive of unrealized losses on securities available-for-sale, shareholders' equity was $14.7 million at December 31, 2000.

      The Company had net income of $1.7 million for the year ended December 31, 2001 compared with $1.5 million for the year ended December 31, 2000. The substantial improvement in profitability primarily results from a significant increase in loan fees and loans outstanding and a substantial increase in noninterest income, partially offset by increased noninterest expenses in all major categories.

      Profitability as measured by the Company's return on average assets ("ROA") was 1.0% in 2001 and return on average equity ("ROE") was 11.1% in 2001. The ROA and ROE ratios were 1.0% and 13.1% in 2000, respectively. The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.

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

      Net interest income was $6.2 million for 2001 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income increased $700,000 or 12.7% over the $5.5 million level in 2000. Total interest income was $13.0 million for 2001 as compared to $11.8 million in 2000, an increase of $1.2 million or 10.2%. This increase is attributable to the Bank's reinvestment of funding growth into loans and securities. Total interest expense was $6.7 million for 2001 as compared to $6.3 million in 2000, an increase of $400,000 or 6.3%. The net interest margin on a fully taxable equivalent basis was 3.9% for the year ended 2001 as compared to 4.0% for the year ended 2000. The margin held steady during 2001 despite Federal Reserve prime rate cuts, primarily due to the control of interest expense on deposits. Approximately one-third of the Bank's loan portfolio is variable rate and reprices in direct response to Federal Reserve Bank actions.

      The following table presents the major categories of interest-earning assets, interest-bearing liabilities and shareholders' equity with corresponding average balances, related interest income or expense, and resulting yields and rates for the periods indicated. Where appropriate, income categories and yields have been adjusted in the table to their fully taxable equivalent basis.

                  NET INTEREST INCOME AND AVERAGE BALANCES (1)
                                 (000's omitted)

                                                             Years Ended December 31
                                                             -----------------------
                                                  2001                                       2000
                                                  ----                                       ----
                                  Average       Interest        Rate         Average       Interest        Rate
Assets                            Balance        Income        Earned        Balance        Income        Earned
                                -----------    -----------   -----------   -----------    -----------   -----------
Interest-earning assets:
  Loans (2) (5)                 $   128,098         10,852          8.47%  $   103,824          9,456          9.08%
  Investment securities
    Taxable                          27,242          1,740          6.39%       28,652          1,860          6.47%
    Nontaxable (3)                    6,922            503          7.27%        8,147            594          7.27%
  Money market investments            1,420             45          3.17%        1,222             80          6.53%
                                -----------    -----------                 -----------    -----------
Total interest-earning assets       163,682         13,140          8.03%      141,845         11,990          8.43%

Other Assets:
Reserve for loan losses              (1,290)                                    (1,042)
Cash and due from banks               4,279                                      3,613
Premises and equipment, net           3,456                                      2,735
Other assets, net                     1,570                                        532
                                -----------                                -----------
Total assets                    $   171,697                                $   147,683
                                ===========                                ===========

                                                                       Years Ended December 31
                                                                       -----------------------
                                                          2001                                          2000
                                                          ----                                          ----
Liabilities and Shareholders'             Average        Interest         Rate          Average        Interest         Rate
Equity                                    Balance        Expense          Paid          Balance        Expense          Paid
                                        ------------   ------------   ------------    ------------   ------------   ------------
Interest-bearing liabilities:
  Savings, NOW and MMA                  $     30,369            703           2.31%   $     30,618          1,001           3.26%
  Time Deposits                               84,531          4,966           5.87%         72,849          4,327           5.92%
  Repurchase agreements                        4,880            155           3.18%          3,174            151           4.74%
  FHLB advances                               15,712            870           5.54%          9,877            570           5.76%
  Subordinated capital note                        0              0           0.00%            880             73           8.27%
  Other borrowings                             1,288             54           4.19%          2,737            183           6.67%
                                        ------------    ------------                  ------------   ------------
Total interest-bearing liabilities           136,780          6,748           4.93%        120,135          6,305           5.23%

Noninterest-bearing liabilities:
  Demand deposits                             17,499                                        15,741
  Other liabilities                            1,926                                           640
                                       -------------                                  ------------
Total liabilities                            156,205                                       136,516

Shareholders' equity, exclusive of
unrealized gains/losses on securities         15,492                                        11,167
                                       -------------                                  ------------

Total liabilities and shareholders'
  equity                                $    171,697                                  $    147,683
                                        ============                                  ============

Net interest income                                    $      6,392                                  $      5,685
                                                       ============                                  ============
Net interest margin (4)                                                       3.91%                                         4.00%
                                                                      ============                                  ============

Legends for the table are as follows:

(1)   Averages are daily averages.

(2) Loan interest income includes loan fees of $1.1 million and $684,000 for the years ended 2001 and 2000, respectively.

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

                              RATE/VOLUME ANALYSIS
                                 (000's omitted)

                                                          Year Ended December 31,
                                                           2001 compared to 2000
                                                           ---------------------
                                                       Volume       Rate         Net
                                                       ------       ----         ---
Interest earned on interest-earning assets:
Loans                                                 $  1,960    $   (564)   $  1,396
Investment securities:
       Taxable                                             (96)        (24)       (120)
       Nontaxable                                          (91)         --         (91)
Money market investments                                   (16)        (51)        (35)
                                                      --------    --------    --------
Total interest earned on interest-earning assets         1,789        (639)      1,150
                                                      --------    --------    --------

Interest paid on interest-bearing liabilities:
Savings, NOW, and money markets                             (6)       (292)       (298)
Time Deposits                                              674         (35)        639
FHLB Borrowings                                            321         (21)        300
Securities sold under agreements to repurchase              10          (6)          4
Subordinated capital note                                  (73)         --         (73)
Other Borrowings                                          (129)         --        (129)
                                                      --------    --------    --------
Total interest paid on interest-bearing liabilities        797        (354)        443
                                                      --------    --------    --------
Change in net interest income                         $    992    $   (285)   $    707
                                                      ========    ========    ========

                                                           Year Ended December 31,
                                                            2000 compared to 1999
                                                            ---------------------
                                                       Volume      Rate         Net
                                                       ------      ----         ---
Interest earned on interest-earning assets:
Loans                                                 $  1,973    $    625    $  2,598
Investment securities:
       Taxable                                             337          47         384
       Nontaxable                                           97          --          97
Money market investments                                  (107)         52         (55)
                                                      --------    --------    --------
Total interest earned on interest-earning assets         2,300         724       3,024
                                                      --------    --------    --------

Interest paid on interest-bearing liabilities:
Savings, NOW, and money markets                            (67)         16         (51)
Time Deposits                                            1,005         390       1,395
FHLB Borrowings                                             90          65         155
Securities sold under agreements to repurchase             139           2         141
Subordinated capital note                                   73          --          73
Other Borrowings                                           155           5         160
                                                      --------    --------    --------
Total interest paid on interest-bearing liabilities      1,395         478       1,873
                                                      --------    --------    --------
Change in net interest income                         $    905    $    246    $  1,151
                                                      ========    ========    ========

Noninterest Income

      Noninterest income of $612,000 in 2001 consisted of service charges and fees on accounts, securities gains and losses in the amount of $98,000, and other miscellaneous income, and represented an increase of $195,000 or 46.8% over the 2000 level of $417,000. Securities gains and losses were $0 in 2000. Exclusive of securities gains and losses, noninterest income increased $97,000 or 23.3% in 2001 over its 2000 level. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

Noninterest Expense

      Noninterest expense for 2001 was $4.1 million, an increase of $600,000 or 17.1% over the $3.5 million level in 2000. Noninterest expense in 2001 includes costs associated with the opening of the Bank's Hershberger Road office on May 7, 2001. All major categories experienced increases due to growth and expansion. Noninterest expenses are expected to continue to increase in future years as a direct result of business growth and expansion.

Income Taxes

      During 2001 and 2000 the Company recorded federal income tax provision in the amounts of $738,000 and $601,000, respectively. The anticipated federal income tax liability equates to an effective tax rate of 30.1% and 29.1%, respectively.

Earning Assets

      Average earning assets were $163.7 million at December 31, 2001 as compared to $141.8 million as of December 31, 2000, an increase of $21.9 million, or 15.4%. Total average earning assets were 95.3% of total average assets at December 31, 2001 as compared to 96.0% at December 31, 2000. Average loans represented the largest component of average earning assets and increased 23.4% to $128.1 million at December 31, 2001, up from $103.8 million as of December 31, 2000. Average loans were 78.3% and 74.6% of average earning assets and average total assets as of December 31, 2001 as compared to 73.2% and 70.3%, respectively one year earlier. Average investment securities, both taxable and nontaxable, decreased 7.1% to $34.2 million, down from $36.8 million as of December 31, 2000. Average investment securities were 20.9% and 19.9% of average earning assets and average total assets as of December 31, 2001, as compared to 25.9% and 24.9%, respectively one year earlier.

      A summary of average assets as of December 31, 2001 and 2000 is shown in the following table.

                                AVERAGE ASSET MIX
                                 (000's omitted)

                                 December 31, 2001            December 31, 2000
                                 -----------------            -----------------
                               Average                      Average
                               Balance       Percent        Balance       Percent
                               -------       -------        -------       -------
Earning assets:
Loans, total                  $  128,098          74.6%    $  103,824          70.3%
Investment securities:
  Taxable                         27,242          15.9         28,652          19.4
  Nontaxable                       6,922           4.0          8,147           5.5
Money market investments           1,420            .8          1,222            .8
                              ----------    ----------     ----------    ----------
    Total earning assets         163,682          95.3        141,845          96.0
                              ----------    ----------     ----------    ----------

Nonearning assets:
Cash and due from banks            4,279           2.5          3,613           2.4
Premises and equipment             3,456           2.0          2,735           1.9
Reserve for loan losses           (1,290)          (.7)        (1,042)          (.7)
Other assets                       1,570            .9            532            .4
                              ----------    ----------     ----------    ----------
    Total nonearning assets        8,015           4.7          5,838           4.0
                              ----------    ----------     ----------    ----------
           Total assets       $  171,697         100.0%    $  147,683         100.0%
                              ==========    ==========     ==========    ==========

Investment Securities

      The Company's investment portfolio is used both for investment income and liquidity purposes. Funds not used for capital expenditures or lending activities are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate bonds and restricted equity securities. Obligations of the U.S. Government and its agencies include treasury notes and callable or noncallable agency bonds. Mortgage-backed securities and collateralized mortgage obligations include pools issued by government agencies. Municipal bonds include taxable and tax-exempt general obligation and revenue issues. Corporate bonds are investment grade issue. Equity securities include shares of the Federal Reserve Bank of Richmond, Federal Home Loan Bank of Atlanta, and Community Bankers Bank. The Company does not invest in derivatives or other types of high-risk securities. The entire investment portfolio is classified as available-for-sale in order to provide maximum liquidity for funding needs. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in shareholders' equity.

      Investment securities, including restricted equity securities, at December 31, 2001 were $33.3 million, a decrease of $4.6 million or 12.1% from their level of $37.9 million on December 31, 2000.

      The following table presents the investment portfolio at December 31, 2001 and 2000 by major types of investments.

                  INVESTMENT PORTFOLIO - CATEGORY DISTRIBUTION
                                 (000's omitted)

                                                December 31, 2001              December 31, 2000
                                                -----------------              -----------------
                                             Amortized     Approximate      Amortized    Approximate
Securities available for sale:                  Cost       Fair Values        Cost       Fair Values
                                              --------       --------       --------       --------
U.S. Treasury                                 $    198       $    205       $    200       $    200

U.S. Government agencies                         3,174          3,123         22,657         22,517

Mortgage-backed securities                       5,817          5,851          3,820          3,822
Collateralized mortgage obligations             16,711         16,628             --             --

States and political subdivisions                4,796          4,734          8,655          8,724

Corporate debt securities                          800            797          1,409          1,411
Other equity securities                             --             --            200            199

Restricted equity securities                     1,927          1,927          1,010          1,010
                                              --------       --------       --------       --------
Total securities available for sale and
restricted equity securities                  $ 33,423       $ 33,265       $ 37,951       $ 37,883
                                              ========       ========       ========       ========

      The following table presents the maturity ranges of the investment portfolio as of December 31, 2001. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity.

                  INVESTMENT PORTFOLIO - MATURITY DISTRIBUTION
                                 (000's omitted)

                                                                  December 31, 2001
                                                        ------------------------------------
                                                        Amortized      Fair
Available-for-sale                                       Costs         Value         Yield
                                                        --------      --------      --------
U. S. Treasury securities and obligations of U. S
      Government corporations:
             After one but within five years            $    198      $    205           4.7%
             After five but within ten years               1,986         1,938           5.8%
             After ten years                               1,188         1,185           7.6%

Obligations of states and subdivisions:
             After one but within five years                 225           230           6.7%
             After five but within ten years                 767           777           7.0%
             After ten years                               3,804         3,727           7.2%

Corporate securities:
             Within one year                                 800           797           6.1%

Mortgage-backed securities                                 5,817         5,851           6.4%
Collateralized mortgage obligation                        16,711        16,628           6.1%
Restricted equity securities                               1,927         1,927           6.7%
                                                        --------      --------
Total available-for-sale                                $ 33,423      $ 33,265           6.0%
                                                        ========      ========

Total Securities by Maturity Period*
Within one year                                         $    800      $    797           6.1%
After one but within five years                              423           435           5.7%
After five but within ten years                            2,753         2,715           6.2%
After ten years                                            4,992         4,912           7.3%
Mortgage-backed securities                                 5,817         5,851           6.4%
Collateralized mortgage obligations                       16,711        16,628           6.1%
Restricted equity securities                               1,927         1,927           6.7%
                                                        --------      --------
Total by Maturity Period                                $ 33,423      $ 33,265           6.0%
                                                        ========      ========

      *Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

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

      The Company's total gross loans were $147.6 million at December 31, 2001, an increase of $33.1 million or 28.9% from the $114.5 million reported one year earlier. The Company's ratio of total loans to total deposits was 106.3% at December 31, 2001 and 88.1% at December 31, 2000. The ratio clearly reflects stronger loan growth than deposit growth during the year and is the primary reason the Company increased its Federal Home Loan Bank advances by $20.0 million in 2001.

      The following table summarizes the loan portfolio by category as of the years ended December 31, 2001 and 2000.

                             LOAN PORTFOLIO SUMMARY
                                 (000's omitted)

                                                      2001                2000
                                                    --------            --------
Commercial and industrial                           $ 35,366            $ 30,070
Commercial real estate                                60,290              43,146
Real estate construction                               9,005               5,879
Residential real estate                               21,482              18,926
Loans to individuals                                  21,430              16,467
                                                    --------            --------
Total loans                                         $147,573            $114,488
                                                    ========            ========

      The following table presents maturity information on the loan portfolio based upon scheduled repayments at December 31, 2001.

                                  LOAN MATURITY
                                 (000's omitted)

                                                 Due Within           Due One to            Due After
                                                  One Year            Five Years            Five Years           Total
                                                  --------            ----------            ----------           -----
Commercial and industrial                         $21,416              $12,313                $ 1,637          $ 35,366
Commercial real estate                              3,139               40,032                 17,119            60,290
Real estate construction                            5,114                1,832                  2,059             9,005
Residential real estate                             1,285                8,295                 11,902            21,482
Loans to individuals                                1,232                5,435                 14,763            21,430
                                                  -------              -------                -------          --------
Total loans                                       $32,186              $67,907                $47,480          $147,573
                                                  =======              =======                =======          ========

      The following table presents fixed and variable rate loans from the portfolio by category that are due after one year.

                          FIXED AND VARIABLE RATE LOANS
                                 (000'S omitted)

                                                                        December 31, 2001
                                                                        -----------------
                                                          Fixed                                  Variable
                                                Due One to        Due After           Due One to         Due After
                                                Five Years       Five Years           Five Years        Five Years
                                                ----------       ----------           ----------        ----------
Commercial and industrial                        $ 9,535          $ 1,082               $2,778           $   555
Commercial real estate                            35,776           16,333                4,256               786
Real estate construction                           1,020            1,079                  812               980
Residential real estate                            8,295           11,902                    -                 -
Loans to individuals                               3,324            2,766                2,111            11,997
                                                 -------          -------               ------           -------
  Total                                          $57,950          $33,162               $9,957           $14,318
                                                 =======          =======               ======           =======

Loan Category Analysis

      Commercial Loans. Commercial and industrial loans accounted for 24.0% of the loan portfolio as of December 31, 2001 and stood at $35.4 million versus $30.1 million (26.3% of total loans) at December 31, 2000. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The creditworthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

      Commercial Real Estate Loans. Commercial real estate mortgages represent financing of commercial properties that are secured by real estate, and were 40.8% and 37.7% of total loans at December 31, 2001 and December 31, 2000, respectively. Outstanding loans in this category equaled $60.3 million and $43.1 million at December 31, 2001 and December 31, 2000, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties, and as of December 31, 2001 approximately 54% of these loans are secured in that manner. Such borrowers are generally engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

      Real Estate Construction Loans. Real estate construction loans represent interim financing on residential and commercial properties under construction, and are secured by real estate. Once construction is completed and the loan becomes permanent, the loans are reclassified as commercial real estate loans which are secured by commercial property or residential real estate loans which are secured by first deeds of trust. Outstanding loans in this category totaled $9.0 million (6.1% of total loans) at December 31, 2001 as compared to $5.9 million (5.1% of total loans) at December 31, 2000.

      Residential Real Estate Loans. Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $21.5 million in loans (14.6% of total loans) at December 31, 2001 and $18.9 million in loans (16.5% of total loans) at December 31, 2000. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years and offers a bi-weekly payment option to encourage faster repayment. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

      Loans to Individuals. Loans to individuals include installment loans and home equity lines of credit/loans secured by junior liens on residential real estate. The loan proceeds typically are used to purchase vehicles, finance home remodeling or higher education, or for other consumer purposes. Loans to individuals totaled $21.4 million (14.5% of total loans) at December 31, 2001 and $16.5 million (14.4% of total loans) at December 31, 2000.

Summary of Allowance for Loan Losses

      Certain credit risks are inherent in making loans. The Company attempts to assess these risks prudently and to manage them effectively. The Company also attempts to reduce repayment risks by adhering to our internal credit policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review, and follow-up on exceptions to credit policies.

      The allowance for loan losses is maintained at a level considered adequate to absorb probable losses. Some of the factors which management of the Company considers in determining the appropriate level of the allowance for loans losses are an evaluation of the current loan portfolio, identified loan problems, loan volume outstanding, past loss experience, present and expected industry and economic conditions, and in particular, how such conditions relate to the Company's market area. Bank regulators also periodically review the portfolio and other assets to assess their quality. The provision for loan losses is charged to income in an amount necessary to maintain an allowance for loan losses adequate to provide for expected losses in the loan portfolio. Loans deemed uncollectible are charged to the allowance for loan losses and recoveries on loans previously charged off are added to the allowance for loan losses. Management believes the allowance is adequate to provide for any inherent losses in the portfolio.

      A provision for loan losses of $301,000 was provided during 2001, an increase of $20,000 or 7.1% over the $281,000 provided during 2000, in recognition of management's estimate of inherent risks associated with lending activities. Due to the Bank's limited operating history, this estimate is primarily based on industry practices and consideration of local economic factors. The allowance for loan losses was $1.5 million and $1.2 million as of December 31, 2001 and 2000, respectively, and represented approximately 1.0% and 1.1%, respectively, of net loans outstanding (see Note 4 to the Consolidated Financial Statements). A total of $30,000 in specific reserves, on one commercial loan placed on nonaccrual status in April 1999, is included in the balance of the allowance for loan losses as of December 31, 2001. Specific reserves totaled $55,000 on two commercial customers as of December 31, 2000. Of the $30,000 specific reserve at December 31, 2001, $20,000 was accrued during the second quarter of 2000. During the first quarter of 2001, $25,000 of specific reserves accrued during 2000 on a second commercial loan were reversed when the loan was repaid.

      No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about the loan portfolio and other information available to them at the time of their examinations.

      The following table summarizes the loan loss experience for the years ended December 31, 2001 and 2000.

                            ALLOWANCE FOR LOAN LOSSES
                                 (000's omitted)

                                                    December 31      December 31
                                                        2001             2000
                                                      --------         --------
Balance at January 1                                  $  1,190         $    910
Provision for loan losses                                  301              281
Recoveries                                                   0                0
Charged off loans:
     Commercial Loans                                       (7)               0
     Credit cards                                          (16)              (1)
                                                      --------         --------
Balance at December 31                                $  1,468         $  1,190
                                                      ========         ========

      The following table summarizes the allocation of the allowance for loan losses for the years ended December 31, 2001 and 2000.

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                 (000's omitted)

                                          December 31, 2001        December 31, 2000
                                          -----------------        -----------------
                                         Amount      Percent      Amount      Percent
                                         ------      -------      ------      -------
Balance at end of period applicable to:
Commercial and industrial                $  352        24.0%      $  313        26.3%
Commercial real estate                      599        40.8          448        37.7
Real estate construction                     90         6.1           61         5.1
Residential real estate                     214        14.6          197        16.5
Loans to individuals                        213        14.5          171        14.4
                                         ------      ------       ------      ------
    Total allowance                      $1,468       100.0%      $1,190       100.0%
                                         ======      ======       ======      ======

      During 2001 and 2000, the Company charged off loans in the amounts of $23,000 and $1,000, respectively. From the inception of operations in 1995 through 1998, the Company had no history of charge-offs. The $23,000 in loans charged off in 2001 was comprised of $16,000 in credit cards loans and $7,000 in commercial loans. The $1,000 in loans charged off in 2000 was comprised of $1,000 in credit card loans.

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

      A restructured loan is a loan in which the original contract terms have been modified due to a borrower's financial condition or there has been a transfer of assets in full or partial satisfaction of the loan. A modification of original contractual terms is generally a concession to a borrower that a lending institution would not normally consider. The entire balance of $230,000 of restructured loans at December 31, 2000, as disclosed below, was comprised of one loan customer. There are no restructured loans as of December 31, 2001.

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

      Nonperforming assets at December 31, 2001 and December 31, 2000 are detailed as follows:

                              NONPERFORMING ASSETS
                                 (000's omitted)

                                                      December 31  December 31
                                                          2001        2000
                                                          ----        ----
Nonaccrual loans                                          $514        $102

Loans past due 90 days or more                              25          54

Restructured loans                                          --         230
                                                          ----        ----

Total nonperforming loans                                  539         386
                                                          ----        ----

Foreclosed, repossessed and idled properties                --          --
                                                          ----        ----

    Total nonperforming assets                            $539        $386
                                                          ====        ====

      If the nonaccrual loans disclosed above had performed in accordance with their original terms, additional interest income in the amount of $23,000 and $9,000, would have been recorded for the years ended December 31, 2001 and 2000, respectively.

      There were no restructured loans as of December 31, 2001. The Bank had one restructured loan in the amount of $230,000 as of December 31, 2000.

      The total recorded investment in impaired loans was $539,000 and $851,000 for the years ended December 31, 2001 and 2000, respectively. The related loan loss allowance allocated to impaired loans was $30,000 and $55,000, respectively for the above-referenced time periods. Management believes that the above allocated reserves are adequate for the impaired loans in the Company's portfolio based upon a detailed review of the quality and pledged collateral of each individual loan considered impaired at each of the above-referenced periods.

Other Assets

      The Company's other assets were $3.1 million at December 31, 2001, an increase of $2.5 million over the $592,000 reported one year earlier. The purchase of bank owned life insurance on key employees contributed to $2.3 million of the total increase from 2000 to 2001.

Deposits

      The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges and the convenience of banking locations. Competition for deposits is intense from other depository institutions and money market funds, some of which offer interest rates higher than those paid by the Bank. Management attempts to identify and implement pricing and marketing strategies designed to control the overall cost of deposits and to maintain a stable deposit mix. The ratio of certificates of deposit to total deposits decreased from 64.8% at December 31, 2000 to 56.1% at December 31, 2001. During 2001, the cost of funds ratio was 4.4%, a decrease of ..2% over the 2000 ratio of 4.6% due to deposit repricing in response to Federal Reserve prime rate cuts. However, the net interest margin actually decreased by ..1% to 3.9% over its 2000 level of 4.0%. Approximately one third of the Bank's loan portfolio is variable rate and reprices immediately in response to prime rate cuts. Time deposits comprising over 50% of the deposit base are fixed rate and have maturities of generally one year or longer. This difference in repricing speed contributed to the margin decrease in 2001 over 2000.

      As of December 31, 2001 total deposits were $138.9 million, an increase of $9.0 million or 6.9% from their level of $129.9 million one-year earlier. The major categories of increases were non-interest bearing demand deposits, interest bearing demand deposits and money market deposits in the amounts of $7.0 million, $3.5 million and $4.3 million, respectively. The major category of decrease was time deposits in the amount of $6.3 million.

      At December 31, 2001 noninterest-bearing demand deposits were $24.3 million or 17.5% of total deposits. On December 31, 2000 noninterest-bearing demand deposits were $17.3 million or 13.3% of total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts, and savings accounts) were $60.9 million or 43.8% of total deposits, compared with $45.7 million or 35.2% of total deposits at December 31, 2000. Total interest bearing deposits were $114.6 million at December 31, 2001, an increase of $2.0 million or 1.8% over their level of $112.6 million at December 31, 2000.

      For the year ended December 31, 2001 average noninterest bearing demand deposits were $17.4 million or 13.2% of average total deposits. For the prior year, average noninterest bearing demand deposits were $15.7 million or 13.2% of average total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) averaged $47.9 million or 36.1% of average total deposits in 2001, up from $46.4 million or 38.8% of average total deposits in 2000. Total interest bearing deposits averaged $114.9 million for the year ended December 31, 2001, an increase of $11.4 million or 11.0% over their level of $103.5 million for the year ended December 31, 2000. Total time deposits averaged $84.5 million in 2001 or 63.9% of average total deposits, up from $72.8 million or 61.2% of average total deposits in 2000.

      The following table summarizes average deposits for the years ended December 31, 2001 and December 31, 2000.

                                   DEPOSIT MIX
                                 (000's omitted)

                                           December 31, 2001               December 31, 2000
                                           -----------------               -----------------
                                        Average                          Average
                                        Balance         Percent          Balance         Percent
                                       --------        --------         --------        --------
Interest bearing deposits:
NOW accounts                              8,768             6.6            7,663             6.4
Money market accounts                    19,750            14.9           21,357            17.9
Savings                                   1,851             1.4            1,598             1.3
Time deposits over $100,000              24,399            18.5           13,737            11.5
Time deposits under $100,000             60,132            45.4           59,112            49.7
                                       --------        --------         --------        --------
Total interest bearing deposits         114,900            86.8          103,467            86.8
                                       --------        --------         --------        --------

Noninterest bearing deposits:
Demand deposits                          17,499            13.2           15,741            13.2
                                       --------        --------         --------        --------

Total deposits                         $132,399           100.0%        $119,208           100.0%
                                       ========        ========         ========        ========


      The following table presents the maturity schedule of certificates of deposit of $100,000 or more as of December 31, 2001 and December 31, 2000.

                        MATURITY SCHEDULE OF CERTIFICATES
                            OF DEPOSIT OVER $100,000
                                 (000's omitted)

                                      December 31, 2001     December 31, 2000
                                      -----------------     -----------------
Three months or less                       $ 7,930                $ 4,095
Over three through 6 months                  5,132                  4,125
Over six through 12 months                  10,520                  6,810
Over 12 months                               2,009                  1,638
                                           -------                -------
Total                                      $25,591                $16,668
                                           =======                =======

Short-Term Borrowings

      The Bank placed in service a commercial sweep account program in the third quarter of 1999. The balances in the program grew by $1.3 million from their level of $2.0 million at December 31, 2000 to a total of $3.3 million as of December 31, 2001. The program consists of establishing a demand deposit account in which the Bank invests available balances daily in securities on an overnight basis subject to repurchase. On the following business day, the Bank will repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month. The contractual agreement states that the repurchase agreement is not a deposit and therefore is not insured by the Federal Deposit Insurance Corporation. Therefore, these repurchase balances are not reported as deposits but as short-term borrowings.

      As of December 31, 2001 the Company had a federal funds purchased balance of $3.8 million as compared to $1.8 million at December 31, 2000.

      The following table presents information on each category of the Company's short-term debt, which generally mature within one to seven days from the transaction date.

                              SHORT-TERM BORROWINGS
                                (000's omitted)

                                                                   Year Ended
                                                                   December 31,
                                                               2001           2000
                                                               ----           ----
Actual amount outstanding at period end:
  Short-term borrowings                                       $3,824         $1,762
  Securities sold under agreements to repurchase               3,347          1,983

Weighted average actual interest rate at period end:
  Short-term borrowings                                         1.86%          6.55%
  Securities sold under agreements to repurchase                1.29           4.75
Maximum amount outstanding at any month-end in period:
  Short-term borrowings                                       $6,251         $6,258
  Securities sold under agreements to repurchase               5,387          4,358

Average amount outstanding during period end:
  Short-term borrowings                                       $1,288         $2,737
  Securities sold under agreements to repurchase               4,880          3,174

Weighted average interest rate during the period:
  Short-term borrowings                                         4.19%          6.67%
  Securities sold under agreements to repurchase                3.18           4.74

Other Debt

      The Company has outstanding debt with the Federal Home Bank of Atlanta in the amount of $30.0 million as of December 31, 2001, an increase of $20.0 million or 200.0% over the $10.0 million balance as of December 31, 2000. There are four convertible advances in the amount of $5.0 million each currently drawn. There is also one adjustable rate advance in the amount of $10.0 million currently drawn. The Federal Home Bank of Atlanta has the option to convert the four $5.0 million advances on the conversion dates below and any interest payment date thereafter with at least two business days notice. The advance will be converted into a 3-month LIBOR-based adjustable rate credit (ARC) at 3M LIBOR flat. The $10.0 million advance is an ARC with a current rate of 1.925%, subject to change on each quarterly interest payment date. The following table provides more information on the outstanding advances as of December 31, 2001.

                         FEDERAL HOME LOAN BANK ADVANCES
                                 (000's omitted)

                                                                                              Interest
           Advance               Advance                     Maturity                          Payment            Conversion
           Balance                Date                         Date               Rate          Dates                Date
           -------                ----                         ----               ----          -----                ----
        $ 5,000,000        December 2, 1999             December 2, 2009          5.46%       Quarterly        December 4, 2000
        $ 5,000,000          May 24, 2000                 May 24, 2010            6.49%       Quarterly          May 24, 2001
        $ 5,000,000        February 9, 2001             February 9, 2011          4.97%       Quarterly        February 9, 2004
        $ 5,000,000        November 7, 2001             November 7, 2011          3.91%       Quarterly        November 7, 2006
        $10,000,000        December 14, 2001            December 16, 2002        Variable     Quarterly               N/A

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

Interest Rate Risk

      Interest rate risk is the risk to earnings or capital generated by the effects of changes in interest rates on the Company's on- and off-balance sheet positions, and can take one or more of several forms. Repricing risk comes from timing mismatches in the ability to alter contractual rates earned on financial assets held or paid on interest-bearing liabilities. Basis risk refers to changes in the underlying relationships between market rates or indices, which result in a narrowing of the spread earned on a loan or investment relative to its cost of funds. Option risk arises from "embedded options" in many financial instruments such as interest rate options, loan prepayment options, deposit early withdrawal options, callable Federal Home Loan Bank advances and potential prepayment of the underlying collateral of asset-backed securities. Embedded options are complex risk positions that are difficult to predict and offset, and are a large component of the overall interest rate risk to the Company.

      The Company has established risk measures, limits, policy guidelines and internal control mechanisms for managing the overall asset/liability management ("ALM") position. The responsibility for interest rate risk control resides with Management, with oversight by the Board of Directors and its Investment Committee. The Company seeks to balance the return potential of the ALM position against the desire to limit volatility in earnings.

      At least quarterly, the Company measures the ALM position using earnings simulation modeling to estimate what assets and liabilities would reprice, and to what extent, within a one-year period in response to an immediate 200 basis point change in the Prime Rate, as well as in response to more gradual interest rate changes. The model also incorporates Management's forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not necessarily represent Management's view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates Management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected.

      The Company's objective is to keep the change in net interest income over twelve months at or below 5% under an immediate 200 basis point interest rate shock scenario. At December 31, 2001 it was estimated that an immediate 200 basis point increase in Prime would change net interest income by +3.79% while an immediate 200 basis point decrease in Prime would change net interest income by -4.25%. At December 31, 2000 it was estimated that an immediate 200 basis point increase in Prime would change net interest income by +1.40% while an immediate 200 basis point decrease in Prime would change net interest income by -6.81%.

      The following table shows the sensitivity of the Company's balance sheet at the dates indicated, but is not necessarily indicative of the position on other dates.

                            INTEREST RATE SENSITIVITY
                      Maturities/Repricing (000'S omitted)
                                December 31, 2001

                                                      1-3              4-12              13-60            Over 60
Earning Assets:                                      Months            Months            Months            Months            Total
                                                     ------            ------            ------            ------            -----
Loans, excluding nonaccruals                        $ 50,016          $  6,512          $ 56,668          $ 33,863         $147,059
Investment securities                                  3,410             1,762            12,261            15,832           33,265
Federal Funds Sold                                        --                --                --                --               --
Interest bearing balances                                143                --                --                --              143
                                                    -------------------------------------------------------------------------------
   Total earning assets                               53,569             8,274            68,929            49,695          180,467
                                                    -------------------------------------------------------------------------------

Interest Bearing Liabilities:
NOW accounts                                          10,820                --                --                --           10,820
Money market accounts                                 23,590                --                --                --           23,590
Savings                                                2,220                --                --                --            2,220
Certificates of Deposit                               19,936            46,525            11,478                --           77,939
                                                    -------------------------------------------------------------------------------
   Total Deposits                                     56,566            46,525            11,478                --          114,569
                                                    -------------------------------------------------------------------------------

Repurchase agreements                                  3,347                --                --                --            3,347
FHLB advances                                         20,000                --            10,000                --           30,000
Federal funds purchased                                3,824                --                --                --            3,824
                                                    -------------------------------------------------------------------------------
Total interest bearing liabilities                    83,737            46,525            21,478                --          151,740
                                                    -------------------------------------------------------------------------------
Interest Rate Gap                                   $(30,168)         $(38,251)         $ 47,451          $ 49,695         $ 28,727
                                                    ===============================================================================

Cumulative interest sensitivity gap                 $(30,168)         $(68,419)         $(20,968)         $ 28,727               --
Ratio of sensitivity gap to total earning
assets                                                (16.72%)          (21.19%)           26.29%            27.54%           15.92%
Cumulative ratio of sensitivity gap to total
earning assets                                        (16.72%)          (37.91%)          (11.62%)           15.92%              --

Capital Adequacy

      The Company's financial position at December 31, 2001 and December 31, 2000 reflects liquidity and capital levels currently adequate to fund anticipated short-term business expansion. Capital ratios are in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

      Total shareholders' equity was $16.3 million at December 31, 2001 compared with $14.7 million at December 31, 2000, an increase of $1.6 million or 10.9%. The $1.6 million increase is attributable to 2001's net income of $1.7 million, a $59,000 decrease over the level at December 31, 2000 in accumulated other comprehensive income, which is comprised exclusively of unrealized gains (losses) on available-for-sale investment securities, and stock issuance costs paid in 2001 in relation to the secondary stock offering effective November 17, 2000 in the amount of $4,000. Exclusive of accumulated other comprehensive income (loss), which is comprised exclusively of the unrealized gains (losses) on available-for-sale securities, total shareholders' equity would have been $16.4 million and $14.7 million at December 31, 2001 and 2000, respectively, an increase of $1.7 million or 11.6%.

      For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:

                                 CAPITAL RATIOS

        Ratio              12/31/01            12/31/00               Minimum
        -----              --------            --------               -------

        Tier 1               10.2%              11.7%                    4%

        Total                11.1%              12.6%                    8%

        Leverage              9.1%               9.3%                    4%

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

      The Company's ratio of liquid assets to deposits and short-term borrowings was 27.1% and 31.4% at December 31, 2001 and 2000, respectively. The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. The Company had federal funds sold of $0 at December 31, 2001 and 2000. Loan growth in the amount of $33.1 million during 2001 was substantially funded by deposit growth in the amount of $9.0 million, growth in securities sold under agreements to repurchase in the amount of $1.3 million, Federal Home Loan Bank advances in the amount of $20.0 million, and increased federal funds purchased in the amount of $2.0 million.

      As of December 31, 2001, The Company has pledged approximately $3.0 million of its investment portfolio as collateral for a line of credit from the Federal Home Loan Bank. As of that date, the Company had approximately $8.7 million in available overnight credit from the Federal Home Loan Bank under that agreement.

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

Financial Ratios

          The following table presents certain financial ratios for the years ended December 31, 2001 and 2000.

                              KEY FINANCIAL RATIOS

                                                            Years Ended
                                                            December 31,
                                                            ------------
                                                       2001               2000
-------------------------------------------------------------------------------
Return on average assets                                1.0%               1.0%
Return on average equity                               11.1%              13.1%
Average equity to average assets                        9.0%               7.6%

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

 Item 7. Financial Statements

Index to Financial Statements

Independent Auditors' Report                                               40

Consolidated Balance Sheets as of December 31, 2001 and 2000               41

Consolidated Statements of Income for the Years Ended December 31,
2001 and 2000                                                              42

Consolidated Statements of Changes in Shareholders' Equity for the Years
Ended December 31, 2001 and 2000                                           43

Consolidated Statements of Cash Flows for the Years Ended December 31,     44
2001 and 2000

Notes to Consolidated Financial Statements                                 45

[LETTERHEAD - LARROWE & COMPANY, PLC CPAS]


                          Independent Auditors' Report

The Board of Directors
Valley Financial Corporation:


We have audited the consolidated balance sheets of Valley Financial Corporation and subsidiary (Valley Bank) as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley Financial Corporation and subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

LARROWE & COMPANY, PLC
Galax, Virginia
January 11, 2002

================================================================================
Valley Financial Corporation
Consolidated Balance Sheets
December 31, 2001 and 2000
(In thousands, except share data)
--------------------------------------------------------------------------------

                                                                                          2001             2000
                                                                                    ---------------  ----------------
                           Assets

Cash and due from banks                                                             $         6,235  $          3,988
Interest-bearing deposits in other banks                                                        143               113
Securities available-for-sale                                                                31,338            36,873
Restricted equity securities                                                                  1,927             1,010
Loans, net of allowance for loan losses of
   $1,468 in 2001 and $1,190 in 2000                                                         146,083           113,247
Premises and equipment, net                                                                   4,084             3,075
Accrued interest receivable                                                                     930             1,266
Other assets                                                                                  3,128               592
                                                                                    ---------------  ----------------
        Total assets                                                                $       193,868  $        160,164
                                                                                    ===============  ================

                Liabilities and Shareholders' Equity

Noninterest-bearing deposits                                                        $        24,297  $         17,254
Interest-bearing deposits                                                                   114,569           112,620
                                                                                    ---------------  ----------------
        Total deposits                                                                      138,866           129,874

Federal funds purchased and securities sold under
   agreements to repurchase                                                                   7,171             3,745
Federal Home Loan Bank advances                                                              30,000            10,000
Accrued interest payable                                                                      1,104             1,523
Other liabilities                                                                               423               367
                                                                                    ---------------  ----------------
        Total liabilities                                                                   177,564           145,509
                                                                                    ---------------  ----------------

Commitments and other matters

Shareholders' equity:
     Preferred stock, no par value; 10,000,000
        shares authorized; none issued and outstanding                                            -                 -
     Common stock, no par value;
        10,000,000 authorized; 1,213,207
        shares issued and outstanding in
        2001 and 2000                                                                        12,295            12,299
     Retained earnings                                                                        4,113             2,401
     Accumulated other comprehensive loss                                                      (104)              (45)
                                                                                    ---------------  ----------------
        Total shareholders' equity                                                           16,304            14,655
                                                                                    ---------------  ----------------
        Total liabilities and shareholders' equity                                  $       193,868  $        160,164
                                                                                    ===============  ================

See accompanying notes to consolidated financial statements.

================================================================================
Valley Financial Corporation
Consolidated Statements of Income
Years Ended December 31, 2001 and 2000
(In thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                          2001             2000
                                                                                    ---------------  ----------------
Interest income:

     Interest and fees on loans                                                     $        10,852  $          9,456
     Interest on securities - taxable                                                         1,740             1,860
     Interest on securities - nontaxable                                                        332               390
     Interest on money market investments                                                        45                80
                                                                                    ---------------  ----------------
                  Total interest income                                                      12,969            11,786
                                                                                    ---------------  ----------------

Interest expense:

     Interest on deposits                                                                     5,669             5,328
     Interest on Federal Home Loan Bank advances                                                870               570
     Interest on other borrowed funds                                                           209               407
                                                                                    ---------------  ----------------
                  Total interest expense                                                      6,748             6,305
                                                                                    ---------------  ----------------
                  Net interest income                                                         6,221             5,481

Provision for loan losses                                                                       301               281
                                                                                    ---------------  ----------------
                  Net interest income after provision for loan losses                         5,920             5,200
                                                                                    ---------------  ----------------

Noninterest income:

     Service charges on deposit accounts                                                        397               351
     Realized gains on sale of securities available-for-sale                                     98                 -
     Other income                                                                               117                66
                                                                                    ---------------  ----------------
                  Total noninterest income                                                      612               417
                                                                                    ---------------  ----------------

Noninterest expense:

     Personnel                                                                                2,158             1,876
     Occupancy                                                                                  305               247
     Data processing and equipment                                                              469               396
     Other expense                                                                            1,150             1,030
                                                                                    ---------------  ----------------
                  Total noninterest expense                                                   4,082             3,549
                                                                                    ---------------  ----------------
                  Income before income taxes                                                  2,450             2,068

Income tax expense                                                                              738               601
                                                                                    ---------------  ----------------
                  Net income                                                        $         1,712  $          1,467
                                                                                    ===============  ================

Net income per share:

     Basic net income per share                                                     $          1.41  $           1.41
                                                                                    ===============  ================
     Diluted net income per share                                                   $          1.37  $           1.35
                                                                                    ===============  ================

See accompanying notes to consolidated financial statements.

================================================================================
Valley Financial Corporation
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2001 and 2000
(In thousands, except share data)
--------------------------------------------------------------------------------




                                                                                              Accum-
                                                                                              ulated
                                                                                              Other
                                                                                              Compre-       Total
                                                                                              hensive       Share-
                                               Common           Common       Retained         Income        holders'
                                               Shares           Stock        Earnings         (Loss)        Equity
                                               --------        -------       --------          -----        -------
Balances at December 31, 1999                 1,013,207   $     9,099  $         934  $        (978) $        9,055

Comprehensive income:

     Net income                                       -             -          1,467              -           1,467
     Unrealized gains on securities
       available-for-sale, net of deferred
       tax expense of $481                            -             -              -            933             933
                                                                                                     --------------
     Total comprehensive income                                                                               2,400

Sale of common stock                            200,000         3,200              -              -           3,200
                                           ------------   -----------  -------------  -------------  --------------
Balances at December 31, 2000                 1,213,207        12,299          2,401            (45)         14,655

Comprehensive income:

     Net income                                       -             -          1,712              -           1,712
     Unrealized losses on securities
       available-for-sale, net of deferred
       tax benefit of $30                             -             -              -            (59)            (59)
                                                                                                     --------------
     Total comprehensive income                                                                               1,653

Stock issuance costs                                  -            (4)             -              -              (4)
                                           ------------   -----------  -------------  -------------  --------------
Balances at December 31, 2001                 1,213,207   $    12,295  $       4,113  $        (104) $       16,304
                                           ============   ===========  =============  =============  ==============


See accompanying notes to consolidated financial statements.

================================================================================
Valley Financial Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2001 and 2000
(In thousands)
--------------------------------------------------------------------------------



                                                                                          2001             2000
                                                                                    ---------------  ----------------

Cash flows from operating activities:

     Net income                                                                     $         1,712  $          1,467
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Provision for loan losses                                                            301               281
           Depreciation and amortization                                                        312               259
           Deferred income tax                                                                  (94)              (73)
           Gain on sale of securities available-for-sale                                        (98)                -
           Amortization (accretion) of bond premiums/discounts, net                              18                25
           Increase (decrease) in unearned fees                                                 (29)               19
           (Increase) decrease in accrued interest receivable                                   336              (277)
           Increase in other assets                                                            (118)              (37)
           Increase (decrease) in accrued interest payable                                     (419)              489
           Increase (decrease) in other liabilities                                              56              (231)
                                                                                    ---------------  ----------------
                  Net cash provided by operating activities                                   1,977             1,922
                                                                                    ---------------  ----------------

Cash flows from investing activities:

     Net (increase) decrease in money market investments                                        (30)            5,992
     Purchases of premises and equipment                                                     (1,285)             (674)
     Purchases of securities available-for-sale                                             (28,343)           (6,952)
     Purchases of restricted equity securities                                                 (917)             (213)
     Proceeds from sales, calls and maturities of
       securities available-for-sale                                                         33,868             2,635
     Investment in life insurance contracts                                                  (2,329)                -
     Increase in loans, net                                                                 (33,108)          (23,099)
                                                                                    ---------------  ----------------
                  Net cash used in investing activities                                     (32,144)          (22,311)
                                                                                    ---------------  ----------------

Cash flows from financing activities:

     Increase in noninterest-bearing deposits                                                 7,043             2,926
     Increase in interest-bearing deposits                                                    1,949            11,471
     Federal Home Loan Bank advances                                                         20,000                 -
     Proceeds from subordinated capital note                                                      -             2,300
     Repayment of subordinated capital note                                                       -            (2,300)
     Increase in federal funds purchased and securities
       sold under agreements to repurchase                                                    3,426             2,753
     Net proceeds from issuance of common stock                                                  (4)            3,200
                                                                                    ---------------  ----------------
                  Net cash provided by financing activities                                  32,414            20,350
                                                                                    ---------------  ----------------
                  Net increase (decrease) in cash and due from banks                          2,247               (39)

Cash and due from banks at beginning of year                                                  3,988             4,027
                                                                                    ---------------  ----------------
Cash and due from banks at end of year                                              $         6,235  $          3,988
                                                                                    ===============  ================

Supplemental disclosure of cash flows information:

     Cash paid during the year for interest                                         $         7,167  $          5,816
                                                                                    ===============  ================
     Cash paid during the year for income taxes                                     $           762  $          1,019
                                                                                    ===============  ================


See accompanying notes to consolidated financial statements.

================================================================================
Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(In thousands, except share and per share data)
--------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies

General

The accounting and reporting policies of Valley Financial Corporation ("the Company") and Valley Bank ("the Bank") conform to generally accepted accounting principles and to general banking industry practices. The Bank provides traditional commercial banking services concentrated primarily in the Roanoke Valley. The Bank does not currently offer trust services.

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

Business Segments

The Company reports its activities in one business segment. In determining the appropriateness of segment definition, the Company considers the materiality of potential business segments and components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.

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

================================================================================
Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(In thousands, except share and per share data)
--------------------------------------------------------------------------------



Note 1.  Summary of Significant Accounting Policies, continued

Trading Securities

The Bank does not hold securities for short-term resale and therefore does not maintain a trading securities portfolio.

Securities Held to Maturity

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. The Bank currently does not have any securities held-to-maturity.

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

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal amount adjusted for the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Loan origination fees and costs are not capitalized and recognized as an adjustment to the yield on the related loan as such deferrals are not material to the Company's financial position or results of operations. Discounts and premiums on any purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on any purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

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

================================================================================
Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(In thousands, except share and per share data)
--------------------------------------------------------------------------------



Note 1.  Summary of Significant Accounting Policies, continued

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

Loan Servicing

The Bank has previously acquired mortgage servicing rights through origination of mortgage loans and subsequent sale of those loans with servicing rights retained. Management has determined that it is not practicable to estimate the relative fair values of the mortgage servicing rights. Accordingly, the entire cost of originating the mortgage loans has been allocated to the loans and mortgage servicing rights are not reflected as assets in the consolidated balance sheets.

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

================================================================================
Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(In thousands, except share and per share data)
--------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies, continued

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

================================================================================
Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(In thousands, except share and per share data)
--------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies, continued

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

Financial Instruments

Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. In addition, forwards and option contracts must reduce an exposure's risk, and for hedges of anticipatory transactions, the significant terms and characteristics of the transaction must be identified and the transactions must be probable of occurring. All derivative financial instruments held or issued by the Company are held or issued for purposes other than trading.

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

================================================================================
Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(In thousands, except share and per share data)
--------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments, continued

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

Other debt: The fair values of other debt is estimated using a discounted cash flow calculation that applies contracted interest rates being paid on the debt to the current market interest rated of similar debt.

Other liabilities: For fixed-rate loan commitments, fair value considers the difference between current levels of interest rates and the committed rates. The carrying amounts of other liabilities approximates fair value as the estimated value of loan commitments approximates the fees charged.

Reclassification

Certain reclassifications have been made to the prior years' financial statements to place them on a comparable basis with the current year. Net income and shareholders' equity previously reported were not affected by these reclassifications.

Note 2.  Restrictions on Cash

To comply with Federal Reserve regulations, the Bank will be required to maintain certain average reserve balances. The daily cash reserve requirement for the week including December 31, 2001 was $2,200.

================================================================================
Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(In thousands, except share and per share data)
--------------------------------------------------------------------------------

Note 3.  Securities

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale as of December 31, 2001 and 2000 were as follows:

                                                                                   2001
                                                      -------------------------------------------------------------

                                                         Amortized      Unrealized      Unrealized        Fair
                                                            Costs          Gains          Losses         Values
                                                       --------------  -------------  -------------  --------------

U.S. Treasury                                          $          198  $           7  $           -  $          205
U.S. Government agencies and corporations                       3,174              3             54           3,123
Mortgage-backed securities                                     22,528            109            158          22,479
States and political subdivisions                               4,796             26             88           4,734
Corporate obligations                                             800              -              3             797
Restricted equity securities                                    1,927              -              -           1,927
                                                       --------------  -------------  -------------  --------------
                                                       $       33,423  $         145  $         303  $       33,265
                                                       ==============  =============  =============  ==============


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
                                                       ==============  =============  =============  ==============

The amortized costs and approximate fair values of available-for-sale securities as of December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                         Amortized        Fair
                                                                                           Costs         Values
                                                                                      -------------  --------------

Due in one year or less                                                               $         800  $          797
Due after one year through five years                                                           423             435
Due after five years through ten years                                                        2,753           2,715
Due after ten years                                                                           4,992           4,912
Mortgage-backed securities                                                                   22,528          22,479
Restricted equity securities                                                                  1,927           1,927
                                                                                      -------------  --------------
                                                                                      $      33,423  $       33,265
                                                                                      =============  ==============

Securities with amortized costs of $19,230 and $18,773 as of December 31, 2001 and 2000, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

The Federal Home Loan Bank stock of $1,500 included in restricted equity securities is carried at cost and collateralizes lines of credit available from the Federal Home Loan Bank.

================================================================================
Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(In thousands, except share and per share data)
--------------------------------------------------------------------------------

Note 4.  Loans Receivable

The major components of loans in the consolidated balance sheets at December 31, 2001 and 2000 are as follows (in thousands):

                                                                                        2001              2000
                                                                                    -------------    --------------

Commercial                                                                          $      35,366    $       30,070
Real estate:
   Construction and land development                                                        9,005             5,879
   Residential, 1-4 families                                                               21,482            18,926
   Commercial                                                                              60,290            43,146
Consumer                                                                                   21,430            16,467
                                                                                    -------------    --------------
                                                                                          147,573           114,488

Unearned loan origination costs, net of fees                                                  (22)              (51)
Allowance for loan losses                                                                  (1,468)           (1,190)
                                                                                    -------------    --------------
                                                                                    $     146,083    $      113,247
                                                                                    =============    ==============

Substantially all one-four family residential and commercial real estate loans collateralize the line of credit available from the Federal Home Loan Bank.

Note 5.  Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

                                                                                        2001              2000
                                                                                    -------------    --------------

Balance, beginning                                                                  $       1,190    $          910

Provision charged to expense                                                                  301               281
Recoveries of amounts charged off                                                               -                 -
Amounts charged off                                                                           (23)               (1)
                                                                                    -------------    --------------
Balance, ending                                                                     $       1,468    $        1,190
                                                                                    =============    ==============

An allowance determined in accordance with SFAS No. 114 and No. 118 is provided for all impaired loans. The total recorded investment in impaired loans and the related allowance for loan losses at December 31, 2001 and 2000 is as follows:

                                                                                        2001              2000
                                                                                    -------------    --------------

Impaired loans without a valuation allowance                                        $         466    $          749
Impaired loans with a valuation allowance                                                      73               102
                                                                                    -------------    --------------
          Total impaired loans                                                      $         539    $          851
                                                                                    =============    ==============

Valuation allowance related to impaired loans                                       $          30    $           55

                                                                                    =============    ==============


================================================================================
Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(In thousands, except share and per share data)
--------------------------------------------------------------------------------

Note 5.  Allowance for Loan Losses, continued

The average annual recorded investment in impaired loans and interest income recognized on impaired loans for the years ended December 31, 2001 and 2000 (all approximate) is summarized below:

                                                                                        2001              2000
                                                                                    -------------    --------------

Average investment in impaired loans                                                $         779    $        1,160
                                                                                    =============    ==============
Interest income recognized on impaired loans                                        $          43    $           50
                                                                                    =============    ==============
Interest income recognized on a cash basis on impaired loans                        $          43    $           50
                                                                                    =============    ==============

No additional funds are committed to be advanced in connection with impaired loans.

Note 6.  Premises and Equipment

Components of premises and equipment and total accumulated depreciation and amortization as of December 31, 2001 and 2000 are as follows:

                                                                                           2001           2000
                                                                                      -------------  --------------

Land and improvements                                                                 $         953  $          654
Building                                                                                      1,697           1,260
Furniture, fixtures and equipment                                                             1,508           1,226
Leasehold improvements                                                                          348             346
Construction in progress                                                                        747             516
                                                                                      -------------  --------------
                                                                                              5,253           4,002

Less accumulated depreciation and amortization                                               (1,169)           (927)
                                                                                      -------------  --------------
                                                                                      $       4,084  $        3,075
                                                                                      =============  ==============

The Company currently leases its main office location under a non-cancelable operating lease. The lease for the main office has an original term of five years with the option of two additional renewal terms of five years each. In addition, the Company has entered into a lease for a branch location. Rental expenses under operating leases were approximately $165 and $134 for 2001 and 2000, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2001 were as follows:

                           2002                                                       $         165
                           2003                                                                 166
                           2004                                                                 166
                           2005                                                                  14
                           2006                                                                  14
                           Subsequent years                                                      30
                                                                                      -------------
                                                                                      $         555
                                                                                      =============

================================================================================
Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(In thousands, except share and per share data)
--------------------------------------------------------------------------------

Note 7.  Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2001 and 2000 was $25,591 and $16,668, respectively. At December 31, 2001 the approximate scheduled maturities of time deposits are as follows:

                           Three months or less                                       $      19,936
                           Four to twelve months                                             46,526
                           One to three years                                                 9,675
                           Over three years                                                   1,802
                                                                                      -------------
                                                                                      $      77,939
                                                                                      =============

Note 8.  Other Borrowed Funds

Short-term debt

Short-term debt consists of securities sold under agreements to repurchase and federal funds purchased, which generally mature within one to seven days from the transaction date. Additional information is summarized below:

                                                                                       2001              2000
                                                                                  ---------------  ----------------

Outstanding balance at December 31                                                $         7,171  $          3,745
                                                                                  ===============  ================
Year-end weighted average rate                                                              1.59%             5.60%
                                                                                  ===============  ================
Daily average outstanding during the period                                       $         6,168  $          5,911
                                                                                  ===============  ================
Average rate for the period                                                                 3.39%             5.66%
                                                                                  ===============  ================
Maximum outstanding at any month-end during the period                            $       10,555   $        10,217
                                                                                  ==============   ================

Long-term debt

At December 31, 2001 and 2000, long-term debt was $30,000 and $10,000, respectively and consisted of advances from the Federal Home Loan Bank. These advances are convertible to a floating rate of three month LIBOR by the FHLB on the dates indicated. The weighted average rate at December 31, 2001 is 4.11%.

Details related to long-term debt at December 31, 2001 is as follows:

                                                                      FHLB
                                                  Maturity         Conversion        Interest           Advance
                                                    Date              Date             Rate             Amount
                                               ---------------  ----------------  ---------------  ----------------

                                                    2002            Quarterly          1.93        $         10,000
                                                    2009            Quarterly          5.46                   5,000
                                                    2010            Quarterly          6.49                   5,000
                                                    2011          Feb. 9, 2004         4.97                   5,000
                                                    2011          Nov. 7, 2006         3.91                   5,000
                                                                                                   ----------------
                                                                                                   $         30,000
                                                                                                   ================

================================================================================
Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(In thousands, except share and per share data)
--------------------------------------------------------------------------------

Note 9.  Fair Value of Financial Instruments

The carrying amounts and approximate fair values of the Corporation's financial instruments are as follows at December 31, 2001 and 2000:

                                                                   2001                          2000
                                                       -----------------------------  -----------------------------
                                                                       Approximate    Approximate
                                                          Carrying         Fair          Carrying         Fair
                                                           Amounts        Values          Amounts        Values
                                                       --------------  -------------  -------------  --------------

Financial assets

    Cash and due from banks                            $        6,235  $       6,235  $       3,988  $        3,988
    Money market investments                                      143            143            113             113
    Securities available-for-sale                              31,338         31,338         36,873          36,873
    Restricted equity securities                                1,927          1,927          1,010           1,010
    Loans, net                                                146,083        149,373        113,247         111,569

Financial liabilities

    Deposits                                                  138,866        139,873        129,874         130,388
    Federal Home Loan Bank advances                            30,000         31,286         10,000          10,000
    Other borrowings                                            7,171          7,171          3,745           3,745

Off-balance-sheet assets (liabilities)
    Commitments to extend credit and
      standby letters of credit                                     -              -              -               -

10. Earnings per Share

The following table details the computation of basic and diluted earnings per share for each year ended December 31.


                                                                                                           Per
                                                                            Net                           Share
                                                                          Income          Shares         Amount
                                                                       -------------     ----------  --------------

Year Ended December 31, 2001

     Basic net income per share                                        $       1,712      1,213,207  $         1.41
                                                                                                     ==============
     Effect of dilutive stock options                                              -         32,179
                                                                       -------------  -------------
     Diluted net income per share                                      $       1,712      1,245,386  $         1.37
                                                                       =============  =============  ==============

Year Ended December 31, 2000

     Basic net income per share                                        $       1,467      1,037,797  $         1.41
                                                                                                     ==============
     Effect of dilutive stock options                                              -         45,825
                                                                       -------------  -------------
     Diluted net income per share                                      $       1,467      1,083,622  $         1.35
                                                                       =============  =============  ==============

================================================================================
Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(In thousands, except share and per share data)
--------------------------------------------------------------------------------

Note 11.  Employee Benefit Plan

The Corporation has a defined contribution plan (the Plan) qualifying under IRS Code Section 401(k). Eligible participants in the Plan can contribute up to 15 percent of their total annual compensation to the Plan. Employee contributions are matched by the Corporation based on 75 percent of the employee's contribution up to a total of six percent of the employee's salary. For the years ended December 31, 2001, and 2000 the Corporation contributed $54 and $47 to the Plan, respectively.

Note 12.  Stock Options

The Company has an Incentive Stock Plan (the Plan) pursuant to which the Human Resources Committee of the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 103,950 shares (adjusted for stock split) of the Company's authorized, but unissued common stock. Accordingly, 103,950 shares of authorized, but unissued common stock are reserved for use in the Plan. All stock options have been granted with an exercise price equal to the stock's fair market value at the date of grant. Stock options generally have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of grant. In addition, certain options for 60,732 shares (adjusted for stock split) based on meeting certain performance criteria have been granted to executive officers.

The per share weighted average fair value of stock options granted during 2001 was $4.29, on the date of grant utilizing the Black-Scholes option-pricing model using the assumptions noted below. There were no stock options granted during 2000.

                                                                                           2001           2000
                                                                                      -------------  --------------

Expected split yield                                                                             -              N/A
Risk-free interest rate                                                                       3.25%             N/A
Expected life of options (in years)                                                              10             N/A
Expected volatility of stock price                                                             .45%             N/A

As previously mentioned, the Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value of its stock options at the grant date under SFAS No. 123, the Company's net income and net income per share would have decreased to the pro forma amounts indicated below:

================================================================================
Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(In thousands, except share and per share data)
--------------------------------------------------------------------------------

Note 12.  Stock Options, continued

                                                                                           2001           2000
                                                                                      -------------  --------------
Net income:
   As reported                                                                        $       1,712  $        1,467
   Pro forma                                                                          $       1,605  $        1,415

Basic net income per share:
   As reported                                                                        $        1.41  $         1.41
   Pro forma                                                                          $        1.32  $         1.36

Diluted net income per share:
   As reported                                                                        $        1.37  $         1.35
   Pro forma                                                                          $        1.29  $         1.31

Stock option activity during the years ended December 31, 2001 and 2000 (adjusted for stock split) is as follows:

                                                                                                        Exercise
                                                                                          Shares         Prices
                                                                                        -----------  ------------

Balance at December 31, 1999                                                            $   119,795  $      11.29

Granted                                                                                           -              -
Exercised                                                                                         -              -
Expired/forfeited                                                                                 -              -
                                                                                      -------------  -------------
Balance at December 31, 2000                                                                119,795          11.29

Granted                                                                                      12,000          15.58
Exercised                                                                                         -              -
Expired/forfeited                                                                                 -              -
                                                                                      -------------  -------------
Balance at December 31, 2001                                                           $    131,795   $      11.68
                                                                                      =============  =============

At December 31, 2001, the range of exercise prices was $8.33 - $16.67 and the weighted average remaining contractual life of outstanding options was 6.1 years (adjusted for stock split). The grant date fair value of options issued in 2001 is $51,534.

At December 31, 2000, the range of exercise prices and weighted average remaining contractual life of outstanding options was $8.33 - $16.67 and 6.8 years, respectively (adjusted for stock split).

At December 31, 2001 and 2000, the number of options exercisable was 96,905 and 86,299, respectively, and the weighted average exercise price of those options was $10.40 and $10.02, respectively (adjusted for stock split). There was no compensation cost recognized in income related to stock-based compensation on 2001 or 2000.

================================================================================
Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(In thousands, except share and per share data)
--------------------------------------------------------------------------------

Note 13.  Income Taxes

Current and Deferred Income Tax Components

Total income tax expense (benefit) for the years ended December 31, 2001 and 2000 consists of the following:

                                                                                           2001           2000
                                                                                      -------------  --------------

Current                                                                               $         832  $          674
Deferred                                                                                        (94)            (73)
                                                                                      -------------  --------------
                                                                                      $         738  $          601
                                                                                      =============  ==============

Rate Reconciliation

Total income tax expense (benefit) differed from the "expected" amount computed by applying the U.S. Federal income tax rate of 34 percent to income before income taxes as a result of the following:

                                                                                           2001           2000
                                                                                      -------------  --------------

Tax at statutory federal rate                                                         $         833  $          703
Tax-exempt interest income                                                                     (111)           (132)
Tax-exempt interest disallowance                                                                 17              25
Other                                                                                            (1)              5
                                                                                      -------------  --------------
                                                                                      $         738  $          601
                                                                                      =============  ==============

Deferred Income Tax Analysis

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are as follows:

                                                                                           2001           2000
                                                                                      -------------  --------------

Deferred tax assets:

   Net unrealized losses on available-for-sale securities                             $          54  $           23
   Allowance for loan losses                                                                    465             371
   Depreciation                                                                                   7               5
                                                                                      -------------  --------------
       Total deferred tax assets                                                                526             399
                                                                                      -------------  --------------

Deferred tax liabilities:

   Accretion of bond discount                                                                    (7)             (5)
                                                                                      -------------  --------------
       Net deferred tax assets                                                        $         519  $          394
                                                                                      =============  ==============

================================================================================
Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(In thousands, except share and per share data)
--------------------------------------------------------------------------------

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

================================================================================
Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(In thousands, except share and per share data)
--------------------------------------------------------------------------------

Note 14.  Commitments and Contingencies, continued

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

                                                                                           2001           2000
                                                                                      -------------  --------------

                 Commitments to extend credit                                         $      42,688  $       32,166
                 Standby letters of credit                                                    6,120             643
                                                                                      -------------  --------------
                                                                                      $      48,808  $       32,809
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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. Unless renewed, substantially all of the Bank's credit commitments at December 31, 2001 will expire within one year. Management does not anticipate any material losses as a result of these transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Note 15.  Regulatory Restrictions

Dividends

The Company's principal source of funds for dividend payments is dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company will depend on the Bank's earnings and capital position and is limited by state law, regulations and policies. A state bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand. Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in-capital of the bank. As of December 31, 2001 and 2000, the amount available for payment of dividends was $4,113 and $2,401, respectively.

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

================================================================================
Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(In thousands, except share and per share data)
--------------------------------------------------------------------------------

Note 15.  Regulatory Restrictions, continued

Capital Requirements, continued

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2001 and 2000, the Company and the Bank were categorized as well capitalized as defined by applicable regulations. To be categorized as well capitalized the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed the Company's or the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table below.

                                                                                                      Minimum
                                                                                                     To Be Well
                                                                           Minimum                Capitalized Under
                                                                           Capital                Prompt Corrective
                                                 Actual                    Required               Action Provisions
                                             ---------------        ----------------------      ---------------------
                                             Amount    Ratio        Amount           Ratio      Amount          Ratio
                                             ------    -----        ------           -----      ------          -----

As of December 31, 2001:

    Total Capital
     (to Risk Weighted Assets):

        Consolidated                   $    17,876     11.07%   $   12,923           8.0%   $     n/a             n/a
        Valley Bank                         17,668     10.94%       12,916           8.0%      16,145           10.0%
    Tier I Capital
     (to Risk Weighted Assets):

        Consolidated                        16,408     10.16%        6,462           4.0%         n/a             n/a
        Valley Bank                         16,200     10.03%        6,458           4.0%       9,687            6.0%
    Tier I Capital (Leverage)
     (to Average Assets):
        Consolidated                        16,408      9.05%        7,248           4.0%         n/a             n/a
        Valley Bank                         16,200      8.95%        7,241           4.0%       9,051            5.0%

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

================================================================================
Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(In thousands, except share and per share data)
--------------------------------------------------------------------------------

Note 15.  Regulatory Restrictions, continued

Inter-company transactions

Legal lending limits on loans by the Bank to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers' acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $1.6 million at December 31, 2001. There were no loans from the Bank to the Company at December 31, 2001.

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

Loans

Aggregate 2001 and 2000 loan transactions with related parties were as follows:

                                                                                           2001           2000
                                                                                      -------------  --------------

Balances at beginning of year                                                         $       4,480  $        4,427

Advances                                                                                      1,742           1,595
Repayments                                                                                   (1,107)         (1,542)
                                                                                      -------------  --------------
Balances at end of year                                                               $       5,115  $        4,480
                                                                                      =============  ==============

================================================================================
Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(In thousands, except share and per share data)
--------------------------------------------------------------------------------

Note 17.  Parent Company Financial Information

Condensed financial information of Valley Financial Corporation is presented below:


                            Condensed Balance Sheets
                           December 31, 2001 and 2000

                                                                                           2001           2000
                                                                                      -------------  --------------
        Assets

        Cash                                                                          $         122  $          161
        Securities available-for-sale                                                             -           2,221
        Investment in subsidiary, at equity                                                  16,096          12,219
        Other assets                                                                             86             496
                                                                                      -------------  --------------
                  Total assets                                                        $      16,304  $       15,097
                                                                                      =============  ==============

        Liabilities                                                                   $           -  $          442
                                                                                      -------------  --------------

        Commitments and other matters                                                             -

        Shareholders' equity:

             Preferred stock, no par value.  Authorized 10,000,000 shares;
               none issued and outstanding                                                        -               -
             Common stock no par value.  Authorized 10,000,000 shares;
               issued and outstanding 1,213,207 shares and 1,213,207
               shares in 2001 and 2000, respectively                                         12,295          12,299
             Retained earnings                                                                4,113           2,401
             Accumulated other comprehensive loss                                              (104)            (45)
                                                                                      -------------  --------------
                  Total shareholders' equity                                                 16,304          14,655
                                                                                      -------------  --------------
                  Total liabilities and shareholders' equity                          $      16,304  $       15,097
                                                                                      =============  ==============


                         Condensed Statements of Income
                     Years Ended December 31, 2001 and 2000

                                                                                           2001           2000
                                                                                      -------------  --------------
        Income:

             Interest income                                                          $          88  $           86
             Dividends from subsidiary                                                            -              48
             Other income                                                                        18               -
                                                                                     --------------  --------------
                                                                                                106             134

        Expenses:

             Interest expense                                                                    36              94
             Other expenses                                                                      55              52
                                                                                      -------------  --------------
                                                                                                 91             146
                                                                                      -------------  --------------
             Income (loss) before income taxes and equity in
              undistributed net income of subsidiary                                             15             (12)
        Income tax (expense) benefit                                                             (4)              8
                                                                                      -------------  --------------
             Income (loss) before equity in undistributed
              net income of subsidiary                                                           11              (4)
             Equity in net income of subsidiary                                               1,701           1,471
                                                                                      -------------  --------------
             Net income                                                               $       1,712  $        1,467
                                                                                      =============  ==============

================================================================================
Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(In thousands, except share and per share data)
--------------------------------------------------------------------------------

Note 17.  Parent Company Financial Information, continued

                       Condensed Statements of Cash Flows
                     Years Ended December 31, 2001 and 2000

                                                                                           2001           2000
                                                                                      -------------  --------------
        Cash flows from operating activities:

             Net income                                                               $       1,712  $        1,467
             Adjustments to reconcile net income to net
              cash (used in) operating activities:
                  Equity in net income of subsidiary                                         (1,701)         (1,471)
                  Amortization of bond premiums                                                   2               4
                  (Increase) decrease in other assets                                           410            (199)
                  Decrease in other liabilities                                                (442)            (75)
                                                                                      -------------  --------------
                         Net cash (used in) operating activities                                (19)           (274)
                                                                                      -------------  --------------

        Cash flows from investing activities:

             Purchases of securities available-for-sale                                           -          (1,815)
             Investment in subsidiary                                                           (16)         (1,019)
                                                                                      -------------  --------------
                         Net cash used in investing activities                                  (16)         (2,834)
                                                                                      -------------  --------------

        Cash flows from financing activities:

             Net proceeds from issuance of common stock                                          (4)          3,200
                                                                                      -------------  --------------
                         Net cash provided by  (used in) financing activities                    (4)          3,200
                                                                                      -------------  --------------
                         Net increase (decrease) in cash                                        (39)             92

        Cash at beginning of year                                                               161              69
                                                                                      -------------  --------------
        Cash at end of year                                                           $         122  $          161
                                                                                      =============  ==============

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by Item 401 of Regulation S-B is set forth under the caption "Information Concerning Directors and Nominees" on pages 3-6 of the Company's Proxy Statement dated March 20, 2002 and is incorporated herein by reference.

The information required by Item 405 of Regulation S-B is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 8 of the Company's Proxy Statement dated March 20, 2002 and is incorporated herein by reference.

Item 10. Executive Compensation.

The information required by Item 402 of Regulation S-B is set forth under the caption "Executive Compensation" on pages 9-11 of the Company's Proxy Statement dated March 20, 2002 and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The information required by item 403 of Regulation S-B is set forth under the caption "Security Ownership of Certain Beneficial Owners" on page 3 of the Company's Proxy Statement dated March 20, 2002 and under the caption "Information Concerning Directors and Nominees" on pages 3-6 of the Company's Proxy Statement dated March 20, 2002 and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-B is set forth under the caption "Certain Relationships and Related Transactions" on page 6 of the Company's Proxy Statement dated March 20, 2002 and is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

(a)   The following documents are filed as part of this Report:

      1.    Financial Statements:

            Independent Auditors' Report.

            Consolidated Balance Sheets as of December 31, 2001 and 2000.

            Consolidated Statements of Income for the Years Ended December 31, 2001 and 2000.

            Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2001 and 2000.

            Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 and 2000.

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

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

      The Company filed one report on Form 8-K during the quarter ended December 31, 2001. The report, dated October 22, 2001, reported the Company's consolidated financial results for the quarter ended September 30, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 29, 2002.

                                         Valley Financial Corporation

                                         By:   /s/ Ellis L. Gutshall
                                            --------------------------------
                                                  Ellis L. Gutshall
                                                  President and Chief
                                                  Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities indicated as of March 29, 2002.

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


    /s/ Abney S. Boxley, III    *       Director
   -----------------------------
   (Abney S. Boxley, III)

                                        Director
   -----------------------------
   (William D. Elliot)

    /s/ Mason Haynesworth       *        Director
   -----------------------------
   (Mason Haynesworth)

    /s/ Eddie F. Hearp          *        Director
   -----------------------------
   (Eddie  F. Hearp)

                                         Director
    ----------------------------
   (Anna L. Lawson)
                                         Director
   -----------------------------
   (Barbara B. Lemon)
                                         Director
   -----------------------------
   (George W. Logan)

    /s/ John W. Starr           *        Director
   -----------------------------
   (Dr. John W. Starr)

    /s/ Ward W. Stevens         *        Director
   -----------------------------
   (Ward W. Stevens)

                                         Director
   -----------------------------
   (Michael E. Warner)


*  By /s/ A. Wayne Lewis
     ---------------------------
         A. Wayne Lewis
         (Attorney in Fact)

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

21                     Subsidiaries of the Registrant.                                    72

24                     Power of attorney.                                                 73