Form 10QSB
period 2002-03-31
VALLEY FINANCIAL CORP /VA/
filed 2002-05-15
CIK 921590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

At April 30, 2002, 1,213,207 shares of the issuer's common stock, no par value, were outstanding.

Transitional small business disclosure format:  Yes      No  x  .
                                                   ----    -----

                          VALLEY FINANCIAL CORPORATION
                                   FORM 10-QSB
                                 March 31, 2002

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

         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          VALLEY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                               (Unaudited)
                                                                 March 31      December 31
                                                                  2002             2001
                                                               -----------     -----------
Assets
Cash and due from banks                                        $  6,015         $  6,235
Money market investments:
         Federal funds sold                                          --               --
         Interest-bearing deposits in other banks                   191              143
                                                               --------         --------
                  Total money market investments                    191              143

Securities available for sale                                    34,106           31,338
Restricted equity securities                                      1,927            1,927
Loans:
         Commercial and industrial loans                         37,948           35,366
         Commercial real estate loans                            64,502           60,290
         Real estate construction                                10,988            9,005
         Residential real estate loans                           21,715           21,482
         Loans to individuals                                    21,954           21,430
                                                               --------         --------
                  Total loans                                   157,107          147,573
Less unearned income                                                (20)             (22)
Less allowance for loan losses                                   (1,655)          (1,468)
                                                               --------         --------
                  Net loans                                     155,432          146,083
Premises and equipment                                            4,415            4,084
Accrued interest receivable                                         917              930
Other assets                                                      3,888            3,128
                                                               --------         --------
                  Total assets                                 $206,891         $193,868
                                                               --------         --------

Liabilities and Shareholders' Equity
Deposits:
         Non-interest bearing demand deposits                  $ 22,892         $ 24,297
         Interest bearing demand deposits                         9,806           10,820
         Money market deposits                                   17,908           23,590
         Other savings deposits                                   2,561            2,220
         Certificates of deposits **100,000                      32,520           25,591
         Other time deposits                                     62,932           52,348
                                                               --------         --------
                  Total deposits                                148,619          138,866
                                                               --------         --------

Short-term borrowings                                             5,381            3,824
Securities sold under agreements to repurchase                    4,836            3,347
Accrued interest payable                                            856            1,104
Other liabilities                                                   645              423
Federal Home Loan Bank advances                                  30,000           30,000
                                                               --------         --------
                  Total liabilities                             190,337          177,564
                                                               --------         --------
Commitments and other contingencies

Preferred stock, no par value. Authorized 10,000,000
         shares; none issued and outstanding
Common stock, no par value.  Authorized 10,000,000
         shares; issued and outstanding 1,213,207 at
         March 31, 2002 and 1,213,207 at December
         31, 2001                                                12,295           12,295
Accumulated retained earnings                                     4,587            4,113
Accumulated other comprehensive loss                               (328)            (104)
                                                               --------         --------
                  Total shareholders' equity                     16,554           16,304
                                                               --------         --------
                  Total liabilities and shareholders' equity   $206,891         $193,868
                                                               --------         --------

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                For the Period   For the Period
                                                                January 1, 2002  January 1, 2001
                                                                    Through           Through
                                                                March 31, 2002    March 31, 2001
                                                                --------------    --------------
Interest Income:
         Interest and fees on loans                                $ 2,685            $ 2,595
         Interest on money market investments                            5                 16
         Interest on securities - taxable                              407                483
         Interest on securities - nontaxable                            72                 96
                                                                   -------            -------
                  Total interest income                              3,169              3,190
                                                                   -------            -------

Interest Expense:
         Interest on certificates of deposit ** 100,000                270                294
         Interest on other deposits                                    666              1,243
         Interest on Federal Home Loan Bank advances                   309                184
         Interest on repurchase agreements                              15                 49
         Interest on borrowed funds                                      7                 32
                                                                   -------            -------
                  Total interest expense                             1,267              1,802
                                                                   -------            -------

                  Net interest income                                1,902              1,388

Provision for loan losses                                              187                 37
                                                                   -------            -------

         Net interest income after provision for loan losses         1,715              1,351
                                                                   -------            -------
Noninterest income:
         Service charges on deposit accounts                           106                 86
         Other fee income                                               64                 21
         Securities gains (losses)                                      --                 (2)
                                                                   -------            -------
                  Total noninterest income                             170                105
                                                                   -------            -------

Noninterest expense:
         Compensation expense                                          672                529
         Occupancy                                                      85                 72
         Data processing and equipment                                 130                110
         Other expense                                                 331                296
                                                                   -------            -------
                  Total noninterest expense                          1,218              1,007
                                                                   -------            -------

Net income before taxes                                                667                449

Provision for income taxes                                             193                110
                                                                   -------            -------

Net income                                                         $   474            $   339
                                                                   =======            =======

Basic earnings per share                                           $  0.26            $  0.19
                                                                   =======            =======

Diluted earnings per share                                         $  0.25            $  0.18
                                                                   =======            =======

See accompanying notes to consolidated financial statements.

** denotes greater than

                          VALLEY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                              For the Period    For the Period
                                                              January 1, 2002   January 1, 2001
                                                                  Through           Through
                                                               March 31, 2002   March 31, 2001
                                                              ---------------   --------------
Cash Flows From Operating Activities:
         Net income                                            $    474           $    339
         Adjustments to reconcile net income to net
         cash provided by operating activities:
                  Provision for loan losses                         187                 37
                  Depreciation and amortization                      85                 65
                  Net losses on sale of securities                   --                  2
                  Amortization (accretion) of premiums and
                    discounts                                        11                 10
                  Decrease in unearned fees                          (2)                (9)
                  Decrease in interest receivable                    13                 93
                  (Increase) decrease in other assets                54                (16)
                  Decrease in accrued interest payable             (248)              (126)
                  Increase (decrease) in other liabilities          222                (17)
                                                               --------           --------
Net cash provided by operating activities                           796                378
                                                               --------           --------

Cash Flows From Investing Activities:
         Increase in money market investments                       (48)            (1,325)
         Purchases of premises and equipment                       (406)              (148)
         Purchases of securities available-for-sale              (5,148)            (6,739)
         Purchases of restricted equity securities                   --               (250)
         Proceeds from sales, calls, and maturities of
           securities available-for-sale                          2,030              7,647
         Purchase of bank owned life insurance                     (671)                --
         Increase in value of bank owned life insurance             (38)                --
         Increase in loans                                       (9,534)            (7,267)
                                                               --------           --------
Net cash used in investing activities                           (13,815)            (8,082)
                                                               --------           --------

Cash Flows From Financing Activities:
         Increase in time deposits greater than $100,000          6,929              3,210
         Increase (decrease) in other time deposits              10,584             (3,548)
         Increase (decrease) in other deposits                   (7,760)             2,085
         Increase (decrease) in short-term borrowings             1,557             (1,762)
         Increase in securities sold under agreements
            to repurchase                                         1,489              2,279
         Proceeds from Federal Home Loan Bank advances               --              5,000
                                                               --------           --------
Net cash provided by financing activities                        12,799              7,264
                                                               --------           --------

Net Decrease in Cash and Due From Banks                            (220)              (440)

Cash and Due From Banks at Beginning of Period                    6,235              3,988
                                                               --------           --------
Cash and Due From Banks at End of Period                       $  6,015           $  3,548
                                                               ========           ========

Supplemental disclosure of cash flow information:
         Cash paid during the period for interest              $  1,515           $  1,928
                                                               --------           --------
         Cash paid during the period for taxes                 $     45           $     --
                                                               ========           ========

See accompanying notes to consolidated financial statements.

                          VALLEY FINANCIAL CORPORATION

                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

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

                      The consolidated financial statements of the Company
             conform to generally accepted accounting principles and to general banking industry practices. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the consolidated financial statements herein have been included. The consolidated financial statements herein should be read in conjunction with the Company's 2001 Annual Report on Form 10-KSB.

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

   (3)   Securities

                The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at March 31, 2002 are shown in the table below. The entire investment portfolio is classified as available-for-sale in order to provide maximum liquidity for funding needs. As of March 31, 2002, investments with amortized costs and fair values of $22,408 and $22,109, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

                  Investment Portfolio - Category Distribution
                             (dollars in thousands)

                                                          Amortized  Unrealized  Unrealized   Approximate
                                                            Costs       Gains      Losses     Fair Values
                                                            -----       -----      ------     -----------
          U.S. Treasury                                   $   199    $    4         $  0       $    203

          U.S. Government agencies                          3,022        12          (38)         2,996

          Mortgage-backed securities                        6,288        39          (71)         6,256

          Collateralized mortgage obligations              17,332         2         (309)        17,025

          States and political subdivisions                 6,960        32         (166)         6,826

          Corporate debt securities                           800         -            -            800

          Restricted equity securities                      1,927         0            0          1,927
                                                          -------    ------       ------       --------
               Total securities available for sale        $36,528    $   89        ($584)      $ 36,033
                                                          =======    ======       ======       ========

   (4)   Allowance for Loan Losses

                The following table summarizes the loan loss experience for the three-month periods ended March 31, 2002 and 2001.

                            Allowance for Loan Losses
                             (dollars in thousands)

                                                             2002        2001
                                                            ------      ------
                Balance at January 1                        $1,468      $1,190

                Provision for loan losses                      187          37

                Recoveries                                       0           0

                Charged off loans                                0           0
                                                            ------      ------
                Balance at March 31                         $1,655      $1,227
                                                            ======      ======

      (5)  Earnings Per Share

                    Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following table summarizes the shares utilized (adjusted for the three-for-two stock split declared declared on April 24, 2002 to shareholders of record April 30, 2002 and payable on May 30, 2002) in the computations:

           Weighted Average Shares Outstanding
           -----------------------------------

           Three months ending March 31:        Basic             Diluted
                                                -----             -------

                        2002                   1,819,810         1,880,293
                                               =========         =========

                        2001                   1,819,810         1,871,781
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

                    The adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company has net unrealized gains (losses) on available-for-sale securities, an item of other comprehensive income (loss). For the three months ended March 31, 2002 and 2001, total comprehensive income was $250 and $517, respectively.

     The information that follows discloses the reclassification adjustments and the income taxes related to securities available-for-sale that are included in other comprehensive income (loss), net of income taxes for the three month periods ended March 31, 2002 and 2001.

                                                                   For the Three Months Ended    For the Three Months Ended
                                                                         March 31, 2002                March 31, 2001
                                                                         --------------                --------------
 Net unrealized gains (losses) on securities available-for-sale:
  Net unrealized holding gains (losses) during the year                    $     (339)                    $     268
    Less reclassification adjustments for losses included
      in net income                                                                 -                             1

  Income tax benefit (expense)                                                    115                           (91)
                                                                           ----------                     ---------
        Other comprehensive income (loss), net of income taxes             $     (224)                    $     178
                                                                           ==========                     =========

Item 2.  Management's Discussion and Analysis.

     The following is management's discussion and analysis of the financial condition and results of operations of the Company as of and for the three months ended March 31, 2002 and 2001. The discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

Overview

     The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995.

     Total assets at March 31, 2002 were $206.9 million, up 6.7% from $193.9 million at December 31, 2001. The principal components of the Company's assets at the end of the period were $36.0 million in securities available-for-sale, including restricted equity securities, and $157.1 million in gross loans.

     Total liabilities at March 31, 2002 were $190.3 million, up 7.2% from $177.6 million at December 31, 2001 with the increase represented by a $9.7 million growth in deposits, a $1.5 million growth in securities sold under agreements to repurchase, and a $1.6 million increase in short-term borrowings.

     Total shareholders' equity at March 31, 2002 was $16.6 million consisting of $9.1 million in net proceeds from the Company's initial public offering, $3.2 million in net proceeds from the Company's secondary offering, $10,000 in proceeds from the exercise of stock options, increased by accumulated retained earnings of $4.6 million and $328,000 of net unrealized losses on securities available-for-sale, net of related deferred tax liability. Total shareholders' equity was $16.6 million at March 31, 2002 compared with $16.3 million at December 31, 2001, an increase of $300,000 or 1.8%. Exclusive of unrealized losses on investment securities, shareholders' equity was $16.9 million at March 31, 2002 and $16.4 million at December 31, 2001.

     The Company had net income of $474,000 for the three months ended March 31, 2002 compared with $339,000 recorded for the three months ended March 31, 2001, an increase of $135,000 or 39.8%. An improved net interest margin in the first three months of 2002 as compared to the first three months of 2001 combined with increased noninterest income, offset by increases in noninterest expense in all categories, contributed to the 39.8% increase in net income.

     Profitability as measured by the Company's return on average assets ("ROA") was .96% for the three months ended March 31, 2002 compared to .84% for the same period in 2001. Return on average equity ("ROE") was 11.51% for the three months ended March 31, 2002 compared to 9.25% for the same period in 2001. The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities.

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

     Net interest income was $1.9 million for the three months ended March 31, 2002 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income for the first three months of 2002 increased 35.7% from $1.4 million for the same period in 2001. The net interest margin on a fully taxable equivalent ("FTE ") basis was 4.22% for the first three months of 2002, an increase of 50 basis points from the 3.72% reported for the same period in 2001. The Bank produced the 50 basis point increase by working diligently during 2001 to reprice deposits significantly downward and by restructuring the investment portfolio to shorten maturities and to obtain a more attractive yield, thus providing the Bank the 50 basis point increase. The Bank's cost of funds ratio was 2.84% for the quarter ended March 31, 2002, down 213 basis points from the 4.97% reported for the first quarter of 2001. The Bank's yield on earning assets was 6.97% for the quarter ended March 31, 2002, down 141 basis points from the 8.38% reported for the first quarter of 2001.

Noninterest Income

     Noninterest income of $170,000 in the three months ended March 31, 2002 consisted of service charges and fees on accounts and other fee income, and represented an increase of $65,000 or 61.9% over the $105,000 reported for the same period one year earlier. The largest component of the increase is attributable to tax-exempt income earned on bank owned life insurance in the amount of $36,000. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

Noninterest Expense

     Noninterest expense for the first three months of 2002 was $1.2 million, an increase of $200,000 or 20.0% over the $1.0 million reported for the same period in 2001. Expenses associated with the opening of the Bank's sixth full-service branch on May 20, 2002 are included in the quarter ended March 31, 2002, while expenses associated with the opening of the Bank's fifth full-service branch on May 7, 2001 are included in the quarter ended March 31, 2001. Expenses associated with the introduction of online banking at the Bank's virtual branch in May 2002 also contributed to the increase in noninterest expense in the first quarter of 2002 as compared to the first quarter of 2001. All major categories of noninterest expense increased due to growth and expansion. Noninterest expenses are expected to increase in future years as a direct result of business growth and expansion.

Income Taxes

     To reflect the Company's anticipated federal income tax liability, an expense of $193,000 and $110,000 at an effective tax rate of 28.9% and 24.5% was recognized in the three months ended March 31, 2002 and March 31, 2001, respectively.

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

     Investment securities, including restricted equity securities, at March 31, 2002 were $36.0 million, an increase of $2.7 million or 8.1% from their level of $33.3 million on December 31, 2001. The increase of $2.7 million is primarily due to purchases in the amount of $5.1 million, offset by principal repayments in the amount of $2.0 million. See Note 3 to the Consolidated Financial Statements.

Loan Portfolio

     The Company's total loans were $157.1 million at March 31, 2002, an increase of $9.5 million or 6.4% from the $147.6 million reported at December 31, 2001. The Company's ratio of total loans to total funding sources (customer deposits, securities sold under agreements to repurchase, federal funds purchased and Federal Home Loan Bank advances) stood at 83.2% at March 31, 2002 and 83.9% at December 31, 2001. Management seeks to maintain the ratio of loans to funding sources at a maximum of 85%.

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

     The following table summarizes the loan portfolio by category as of the three-month periods ended March 31, 2002 and 2001 and the year ended December 31, 2001.

                             Loan Portfolio Summary
                             (dollars in thousands)
                                     March 31,    December 31,     March 31,
                                       2002           2001           2001
                                       ----           ----           ----
Commercial and industrial            $ 37,948      $ 35,366       $ 31,244
Commercial real estate                 64,502        60,290         42,750
Real estate construction               10,988         9,005          7,097
Residential real estate                21,715        21,482         22,904
Loans to individuals                   21,954        21,430         17,760
                                     --------      --------       --------
Total loans                          $157,107      $147,573       $121,755
                                     ========      ========       ========

Loan Category Analysis

     Commercial Loans. Commercial and industrial loans accounted for 24.1% of the loan portfolio as of March 31, 2002 and stood at $37.9 million versus $35.4 million three months earlier. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The credit worthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

     Commercial Real Estate Loans. Commercial real estate construction and commercial real estate mortgages represent interim and permanent financing of commercial properties that are secured by real estate, and were 41.1% of total loans at March 31, 2002. Outstanding loans in this category equaled $64.5 million and $60.3 million at March 31, 2002 and December 31, 2001, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties. These borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

     Real Estate Construction Loans. Real estate construction loans represent interim financing on residential and commercial properties under construction, and are secured by real estate. Once construction is completed and the loan becomes permanent, the loans are reclassified as commercial real estate loans which are secured by commercial property or residential real estate loans which are secured by first deeds of trust. Outstanding loans in this category totaled $11.0 million (7.0% of total loans) at March 31, 2002 as compared to $9.0 million at December 31, 2001.

     Residential Real Estate Loans. Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $21.7 million in loans (13.8% of total loans) at March 31, 2002 and $21.5 million in such loans at December 31, 2001. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years and offers a bi-weekly payment option to encourage faster repayment. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

     Loans to Individuals. Loans to individuals include installment loans and home equity lines of credit/loans secured by junior liens on residential real estate. The loan proceeds typically are used to purchase vehicles, finance home remodeling or higher education, or for other consumer purposes. Loans to individuals totaled $22.0 million (14.0% of total loans) at March 31, 2002 compared to $21.4 million at December 31, 2001.

Summary of Allowance for Loan Losses

     Certain credit risks are inherent in making loans. The Company seeks to prudently assess these risks and attempts to manage them effectively. Repayment risks are reduced by adhering to our internal credit policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review, and follow-up on exceptions to credit policies.

     The allowance for loan losses is maintained at a level estimated to be adequate to absorb probable losses. Some of the factors which management considers in determining the appropriate level of the allowance for loan losses are an evaluation of the current loan portfolio, identified loan problems, loan volume outstanding, past loss experience, present and expected industry and economic conditions and, in particular, how such conditions relate to our market area. Bank regulators also periodically review the loan portfolio and other assets to assess their quality. The provision for loan losses is charged to income in an amount necessary to maintain an allowance for loan losses adequate to provide for expected losses in the loan portfolio. Loans deemed uncollectible are charged to the allowance for loan losses and recoveries on loans previously charged off are added to the allowance for loan losses. The Company believes the allowance for loan losses is adequate to provide for any losses in the loan portfolio.

     No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about the loan portfolio and other information available to them at the time of their examinations.

     A provision for loan losses of $187,000 was provided during the three months ended March 31, 2002, an increase of $150,000 or 405.4% over the same period in 2001, in recognition of management's estimate of inherent risks associated with lending activities. The allowance for loan losses was $1.7 million as of March 31, 2002 and represented approximately 1.1% of net loans outstanding versus 1.0% of net loans at December 31, 2001 (see Note 4 to the Consolidated Financial Statements). A total of $60,000 in specific reserves, on one commercial loan placed on nonaccrual status in April 1999, is included in the balance of the allowance for loan losses as of March 31, 2002. Of the $60,000 specific reserve, $30,000 was accrued during the first quarter of 2002. During the first quarter of 2001, $25,000 of specific reserves accrued during 2000 on a second commercial loan were reversed when the loan was repaid. Additional factors contributing to the increase in provision expense are growth in average loans outstanding and a gradual increase in reserve to 1.1% of average loans outstanding throughout 2002, which was begun in March 2002.

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

     A restructured loan is a loan in which the original contract terms have been modified due to a borrower's financial condition or there has been a transfer of assets in full or partial satisfaction of the loan. A modification of original contractual terms is generally a concession to a borrower that a lending institution would not normally consider. The entire balance of restructured loans as disclosed below is comprised of one loan customer. Due to a good loan to value ratio, a timely and proper review of credit quality and restructuring of the loan, the Company was able to collect all amounts of principal and interest.

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

     Nonperforming assets at March 31, 2002, December 31, 2001 and March 31, 2001 are presented in the following table.

                              Nonperforming Assets
                             (dollars in thousands)

                                              March 31,  December 31,  March 31,
                                               2002         2001         2001
                                               ----         ----         ----
Nonaccrual loans                               $440         $514         $ 85
Loans past due 90 days or more                  388           25          165
Restructured loans                                -            -          208
                                               ----         ----         ----
Total nonperforming loans                       828          539          458
                                               ----         ----         ----
Foreclosed, repossessed and idled properties      -            -            -
                                               ----         ----         ----
Total nonperforming assets                     $828         $539         $458
                                               ====         ====         ====


     If the nonaccrual loans disclosed above had performed in accordance with their original terms, additional interest income in the amount of $9,000, $23,000, and $2,000, respectively would have been recorded for the three month period ended March 31, 2002, the year ended December 31, 2001 and the three month period ended March 31, 2001.

     The total recorded investment in impaired loans was $828,000, $539,000 and $824,000, respectively for the three month period ended March 31, 2002, the year ended December 31, 2001 and the three-month period ended March 31, 2001. The loan loss allowance related to impaired loans was $60,000, $30,000 and $30,000, respectively for the above-referenced time periods.

Other Assets

     The Company's other assets were $3.9 million at March 31, 2002, an increase of $800,000 over the $3.1 million reported as of December 31, 2001. An additional purchase of bank owned life insurance on key employees contributed to $671,000 of the total increase during the first quarter of 2002. Bank owned life insurance on key employees in the amount of $2.3 million was purchased in the fourth quarter of 2001. Bank owned life insurance comprises a total of $3.0 million of the $3.9 million other assets balance as of March 31, 2002.

Deposits

     As of March 31, 2002 total deposits were $148.6 million, an increase of $9.7 million or 7.0% from their level of $138.9 million at December 31, 2001. Certificates of deposit increased by $17.5 million to a total of $95.4 million at March 31, 2002, up from $77.9 million at December 31, 2001. The major categories of decreases were non-interest bearing deposits, interest bearing demand deposits, and money market accounts in the amounts of $1.4 million, $1.0 million, and $5.7 million, respectively.

     At March 31, 2002 noninterest-bearing demand deposits were $22.9 million or 15.4% of total deposits. On December 31, 2001 noninterest-bearing demand deposits were $24.3 million or 17.5% of total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) were $53.2 million or 35.8% of total deposits at March 31, 2002, compared with $61.0 million or 43.9% of total deposits at December 31, 2001. Total interest bearing deposits stood at $125.7 million at March 31, 2002, an increase of $11.1 million or 9.7% over their level of $114.6 million at December 31, 2001.

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

Short-Term Borrowings

     The Company placed in service a commercial sweep account program in third quarter 1999. The balance in the program grew by $1.5 million from its level of $3.3 million at December 31, 2001 to a total of $4.8 million as of March 31, 2002. The program consists of establishing a demand deposit account in which the Bank invests available balances daily in securities on an overnight basis subject to repurchase. On the following business day, the Bank will repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month. The contractual agreement states that a repurchase agreement is not a deposit and therefore is not insured by the Federal Deposit Insurance Corporation. Therefore, these repurchase balances are not reported as deposits but as short-term borrowings.

     The Company's short-term borrowings increased by $1.6 million during the first three months of 2002 to a balance of $5.4 million. See the liquidity section of this discussion and analysis for further information on the preceding borrowings.

Other Debt

     The Company has outstanding debt with the Federal Home Loan Bank of Atlanta in the amount of $30.0 million as of March 31, 2002. There are four convertible advances in the amount of $5.0 million currently drawn. There is also one adjustable rate advance in the amount of $10.0 million currently drawn. The Federal Home Loan Bank of Atlanta has the option to convert the four $5.0 million advances on the conversion dates below and any interest payment date thereafter with at least two business days notice. The advance will be converted into a 3-month LIBOR-based adjustable rate credit (ARC) at 3M LIBOR flat. The $10.0 million advance is an ARC with a current rate of 2.02%, subject to change on each quarterly interest payment date. The following table provides more information on the outstanding advances as of March 31, 2002.

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

         At least quarterly, the Company measures the ALM position using earnings simulation modeling to estimate what assets and liabilities would reprice, and to what extent, within a one-year period in response to an immediate 200 basis point change in the Prime Rate, as well as in response to more gradual interest rate change. The Company's objective is to keep the change in net interest income over twelve months at or below 5% under an immediate 200 basis point interest rate shock scenario. The model also incorporates Management's forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not necessarily represent Management's view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates Management's best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected.

Capital Adequacy

         The Company's financial position at March 31, 2002 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. Capital ratios are in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

         Total shareholders' equity increased by $250,000 during the first quarter of 2002. The increase is attributable to net income for the first three months of $474,000 and a $224,000 decrease in accumulated other comprehensive income. Exclusive of unrealized losses on investment securities, shareholders' equity was $16.9 million at March 31, 2002 and $16.4 million at December 31, 2001.

         For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:

                                 Capital Ratios

Ratio            3/31/02        12/31/01        3/31/01         Minimum
-----            -------        --------        -------         -------

Tier 1             9.9%          10.2%           11.5%            4%

Total             10.9%          11.1%           12.4%            8%

Leverage           8.5%           9.1%            9.2%            4%

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

         The Company's asset liquidity is provided by cash and due from banks, money market investments, investments available for sale including restricted equity securities, and through management of investment maturities/prepayments and loan repayments. The Company's ratio of liquid assets to deposits and short-term borrowings was 26.6% at March 31, 2002 and 27.1% at December 31, 2001. The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. The Company had federal funds sold of $0 at March 31, 2002 and December 31, 2001, respectively. During the first three months of 2002, deposit growth and an increase in securities sold under agreements to repurchase in the amounts of $9.7 million and $1.5 million, respectively, a total of $11.2 million, surpassed loan growth in the amount of $9.5 million. The excess $1.7 million, coupled with $1.6 million in additional fed funds borrowings during the first quarter, was used to fund investment purchases in excess of principal paydowns in the amount of $3.1 million and the purchase of $671,000 in additional bank-owned life insurance.

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

         In addition to asset liquidity, the Company would have liquidity available to it through increasing certain categories of liabilities. It could purchase overnight federal funds, borrow from correspondent banks, sell securities under a repurchase agreement or obtain advances from the Federal Home Loan Bank. The Bank also has established a credit line through the discount window of the Federal Reserve Bank of Richmond as an additional source of cash flow. As a result of the Company's management of liquid assets and the ability to generate liquidity through alternative funding sources, management believes the Company maintains overall liquidity sufficient to meet its depositors' requirements and satisfy its customers' credit needs.

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

Statement 144 carries over many of the fundamental provisions of Statement No.
121. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of this Statement effective January 1, 2002, as required. The adoption of the Statement did not have any effect on the Company's financial position, results of operations, or liquidity.

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, "Goodwill and Other Intangible Assets," which supercedes APB Opinion No. 17, "Intangible Assets". Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets, excluding those acquired in a business combination, should be accounted for in financial statements upon their acquisition as well as after they have been initially recognized in the financial statements. The Statement eliminates the requirement to amortize goodwill and other intangible assets that have indefinite useful lives, instead requiring the assets be tested at least annually for impairment based on the specific guidance in the Statement. The Company adopted the provisions of the Statement effective January 1, 2002 as required. The Statement requires a transition impairment test of goodwill and other intangible assets in connection with the initial application of the Statement, with any resultant impairment losses being recognized as a cumulative effect of a change in accounting principle. The adoption of the Statement did not have any effect on the Company's financial position, results of operations, or liquidity.

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

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      The Company filed the following exhibits for the quarter ended March
         31, 2002:

         10.14  Valley Bank Supplement Retirement Plan is presented herein.

(b) The Company filed one report on Form 8-K during the quarter ended March 31, 2002. The report, dated January 25, 2002, reported the Company's consolidated financial results for the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     VALLEY FINANCIAL CORPORATION



May 15, 2002                                  /s/ Ellis L. Gutshall
---------------------------          ------------------------------
Date                                          Ellis L. Gutshall, President
                                              and Chief Executive Officer

May 15, 2002                                  /s/ A. Wayne Lewis
---------------------------          ---------------------------
Date                                          A. Wayne Lewis, Executive
                                              Vice President and Chief
                                              Financial Officer