Form 10QSB
period 2002-06-30
VALLEY FINANCIAL CORP /VA/
filed 2002-08-14
CIK 921590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

Commission File Number: 33-77568

VALLEY FINANCIAL CORPORATION

Virginia	54-1702380
(State of Incorporation)	(I.R.S. Employer Identification Number)

36 Church Avenue, S.W.
Roanoke, Virginia 24011
(Address of principal executive offices)

(540) 342-2265
(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

At July 31, 2002, 1,819,637 shares of the issuer’s common stock, no par value, were outstanding.

Transitional small business disclosure format:  Yes  ☐  No  ☒.

VALLEY FINANCIAL CORPORATION

FORM 10-QSB
June 30, 2002

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30 2002	December 31 2001
	(Unaudited)
ASSETS
Cash and due from banks	$6,493	$6,235
Money market investments:
Federal funds sold	21	—
Interest-bearing deposits in other banks	192	143

Total money market investments	213	143
Securities available for sale	33,207	31,338
Restricted equity securities	1,927	1,927
Loans:
Commercial and industrial loans	41,346	35,366
Commercial real estate loans	68,081	60,290
Real estate construction	16,018	9,005
Residential real estate loans	21,918	21,482
Loans to individuals	23,574	21,430

Total loans	170,937	147,573
Less unearned income	(17)	(22)
Less allowance for loan losses	(1,807)	(1,468)

Net loans	169,113	146,083
Premises and equipment	4,847	4,084
Accrued interest receivable	1,048	930
Other assets	4,060	3,128

Total assets	$220,908	$193,868

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand deposits	$23,244	$24,297
Interest bearing demand deposits	9,279	10,820
Money market deposits	19,109	23,590
Other savings deposits	2,690	2,220
Certificates of deposits >100,000	36,278	25,591
Other time deposits	75,798	52,348

Total deposits	166,398	138,866

Short-term borrowings	—	3,824
Securities sold under agreements to repurchase	5,675	3,347
Accrued interest payable	1,021	1,104
Other liabilities	259	423
Federal Home Loan Bank advances	30,000	30,000

Total liabilities	203,353	177,564

Commitments and other contingencies
Preferred stock, no par value. Authorized 10,000,000 shares; none issued and outstanding
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 1,819,637 at June 30, 2002 and 1,213,207 at December 31, 2001	12,295	12,295
Accumulated retained earnings	5,099	4,113
Accumulated other comprehensive income (loss)	161	(104)

Total shareholders’ equity	17,555	16,304

Total liabilities and shareholders’ equity	$220,908	$193,868

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Period January 1, 2002 Through June 30, 2002	For the Period January 1, 2001 Through June 30, 2001
Interest Income:
Interest and fees on loans	$5,607	$5,253
Interest on money market investments	12	21
Interest on securities—taxable	813	938
Interest on securities—nontaxable	153	190

Total interest income	6,585	6,402

Interest Expense:
Interest on certificates of deposit > 100,000	544	633
Interest on other deposits	1,370	2,429
Interest on Federal Home Loan Bank advances	623	398
Interest on repurchase agreements	35	94
Interest on borrowed funds	10	40

Total interest expense	2,582	3,594

Net interest income	4,003	2,808
Provision for loan losses	398	120

Net interest income after provision for loan losses	3,605	2,688

Noninterest income:
Service charges on deposit accounts	229	181
Other fee income	134	47
Securities gains	—	40

Total noninterest income	363	268

Noninterest expense:
Compensation expense	1,380	1,043
Occupancy	169	149
Data processing and equipment	276	227
Other expense	754	601

Total noninterest expense	2,579	2,020

Net income before taxes	1,389	936
Provision for income taxes	400	249

Net income	$989	$687

Basic earnings per share	$0.54	$0.38

Diluted earnings per share	$0.52	$0.37

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Period April 1, 2002 Through June 30, 2002	For the Period April 1, 2001 Through June 30, 2001
Interest Income:
Interest and fees on loans	$2,922	$2,658
Interest on money market investments	7	5
Interest on securities—taxable	406	455
Interest on securities—nontaxable	81	94

Total interest income	3,416	3,212

Interest Expense:
Interest on certificates of deposit > 100,000	274	339
Interest on other deposits	704	1,186
Interest on Federal Home Loan Bank advances	314	214
Interest on repurchase agreements	20	45
Interest on borrowed funds	3	8

Total interest expense	1,315	1,792

Net interest income	2,101	1,420
Provision for loan losses	211	83

Net interest income after provision for loan losses	1,890	1,337

Noninterest income:
Service charges on deposit accounts	123	95
Other fee income	70	26
Securities gains	—	42

Total noninterest income	193	163

Noninterest expense:
Compensation expense	708	514
Occupancy	84	77
Data processing and equipment	146	117
Other expense	423	305

Total noninterest expense	1,361	1,013

Net income before taxes	722	487
Provision for income taxes	207	139

Net income	$515	$348

Basic earnings per share	$0.28	$0.19

Diluted earnings per share	$0.27	$0.19

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except per share data)

	For the Period January 1, 2002 Through June 30, 2002	For the Period January 1, 2001 Through June 30, 2001
Cash Flows From Operating Activities:
Net income	$989	$687
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	398	120
Depreciation and amortization	183	144
Net gains on sale of securities	—	(40)
Amortization (accretion) of premiums/discounts	17	20
Decrease in unearned fees	(5)	(20)
(Increase) decrease in interest receivable	(118)	253
Increase in other assets	(336)	(32)
Increase (decrease) in accrued interest payable	(83)	226
Decrease in other liabilities	(164)	(159)

Net cash provided by operating activities	881	1,199

Cash Flows From Investing Activities:
Increase in money market investments	(70)	(2,798)
Purchases of premises and equipment	(925)	(522)
Purchases of securities available-for-sale	(5,555)	(13,683)
Purchases of restricted equity securities	—	(317)
Proceeds from sales, calls, and maturities of securities available-for-sale	4,071	17,840
Purchase of bank owned life insurance	(671)	—
Increase in value of bank owned life insurance	(83)	—
Increase in loans	(23,423)	(14,538)

Net cash used in investing activities	(26,656)	(14,018)

Cash Flows From Financing Activities:
Increase in time deposits greater than $100,000	10,687	8,333
Increase (decrease) in other time deposits	23,450	(5,777)
Increase (decrease) in other deposits	(6,605)	3,783
Decrease in short-term borrowings	(3,824)	(1,762)
Increase in securities sold under agreements to repurchase	2,328	3,400
Cash in lieu of fraction shares	(3)	—
Proceeds from Federal Home Loan Bank advances	—	5,000

Net cash provided by financing activities	26,033	12,977

Net Increase in Cash and Due From Banks	258	158
Cash and Due From Banks at Beginning of Period	6,235	3,988

Cash and Due From Banks at End of Period	$6,493	$4,146

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,665	$3,368

Cash paid during the period for taxes	$588	$286

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)
(In thousands, except share and per share data)

(1)    Organization and Summary of Significant Accounting Policies

Valley Financial Corporation (the “Company”) was incorporated under the laws of the Commonwealth of Virginia on March 15, 1994, primarily to serve as a holding company for Valley Bank (the “Bank”), which opened for business on May 15, 1995. The Company’s fiscal year end is December 31.

The consolidated financial statements of the Company conform to generally accepted accounting principles and to general banking industry practices. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the consolidated financial statements herein have been included. The consolidated financial statements herein should be read in conjunction with the Company’s 2001 Annual Report on Form 10-KSB.

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

(3)    Securities

The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at June 30, 2002 are shown in the table below. The entire investment portfolio is classified as available-for-sale in order to provide maximum liquidity for funding needs. As of June 30, 2002, investments with amortized costs and fair values of $24,459 and $24,588, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

Investment Portfolio—Category Distribution
(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U.S. Treasury	$199	$6	$0	$205
U.S. Government agencies	2,973	10	(21)	2,962
Mortgage-backed securities	5,877	119	(8)	5,988
Collateralized mortgage obligations	15,740	98	(28)	15,810
States and political subdivisions	7,373	93	(24)	7,442
Corporate debt securities	800	—	—	800
Restricted equity securities	1,927	—	—	1,927

Total securities available for sale	$34,889	$326	$(81)	$35,134

(4)    Allowance for Loan Losses

The following table summarizes the loan loss experience for the six-month periods ended June 30, 2002 and 2001.

Allowance for Loan Losses
(dollars in thousands)

	2002	2001
Balance at January 1	$1,468	$1,190
Provision for loan losses	398	120
Recoveries	0	0
Charged off loans
Commercial	(58)	(7)
Credit Cards	(1)	0

Balance at June 30	$1,807	$1,303

(5)    Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following table summarizes the shares utilized (adjusted for the three-for-two stock split declared on April 24, 2002 to shareholders of record April 30, 2002 and payable on May 30, 2002) in the computations:

Weighted Average Shares Outstanding

	Basic	Diluted
Three months ending June 30:
2002	1,819,749	1,892,246

2001	1,819,811	1,875,606

	Basic	Diluted
Six months ending June 30:
2002	1,819,780	1,886,483

2001	1,819,811	1,873,685

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

The Company is required to classify items of “Other Comprehensive Income” (such as net unrealized gains (losses) on securities available for sale) by their nature in a financial statement. It does not require a specific format for that financial statement but requires the Company to display an amount representing comprehensive income for the period in that financial statement. The Company is required to present the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. It does not require per share amounts of comprehensive income to be disclosed.

The adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company has net unrealized gains (losses) on available-for-sale securities, an item of other comprehensive income (loss). For the six months ended June 30, 2002 and 2001, total comprehensive income was $1,254 and $801, respectively. For the three months ended June 30, 2002 and 2001, total comprehensive income was $1,004 and $284, respectively.

The information that follows discloses the reclassification adjustments and the income taxes related to securities available-for-sale that are included in other comprehensive income (loss), net of income taxes for the six and three month periods ended June 30, 2002 and 2001.

	For the Six Months Ended June 30, 2002	For the Six Months Ended June 30, 2001
Net unrealized gains on securities available for sale:
Net unrealized holding gains during the year	$402	$213
Less reclassification adjustments for gains included in net income	—	(26)
Income tax expense	(137)	(73)

Other comprehensive income, net of income taxes	$265	$114

	For the Three Months Ended June 30,	For the Three Months Ended June 30, 2001
Net unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) during the year	$741	$(55)
Less reclassification adjustments for gains included in net income	—	(28)
Income tax benefit (expense)	(252)	19

Other comprehensive income (loss), net of income taxes	$489	$(64)

Item 2.     Management’s Discussion and Analysis.

The following is management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the six months ended June 30, 2002 and 2001. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto.

Overview

The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995.

Total assets at June 30, 2002 were $220.9 million, up 13.9% from $193.9 million at December 31, 2001. The principal components of the Company’s assets at the end of the period were $35.1 million in securities available-for-sale, including restricted equity securities, and $170.9 million in gross loans.

Total liabilities at June 30, 2002 were $203.4 million, up 14.5% from $177.6 million at December 31, 2001 with the increase represented by a $27.5 million growth in deposits, a $2.4 million growth in securities sold under agreements to repurchase, offset by a $3.8 million decrease in short-term borrowings.

Total shareholders’ equity at June 30, 2002 was $17.6 million consisting of $9.1 million in net proceeds from the Company’s initial public offering, $3.2 million in net proceeds from the Company’s secondary offering, $10,000 in proceeds from the exercise of stock options, increased by accumulated retained earnings of $5.1 million and $161,000 of net unrealized gains on securities available-for-sale, net of related deferred tax liability. Total shareholders’ equity was $17.6 million at June 30, 2002 compared with $16.3 million at December 31, 2001, an increase of $1.3 million or 8.0%. Exclusive of unrealized gains (losses) on investment securities, shareholders’ equity was $17.4 million at June 30, 2002 and $16.4 million at December 31, 2001.

The Company had net income of $989,000 for the six months ended June 30, 2002 compared with $687,000 recorded for the six months ended June 30, 2001, an increase of $302,000 or 44.0%. Net income for the three months ended June 30, 2002 was $515,000, a 48.0% increase over the $348,000 recorded for the second quarter of 2001. An improved net interest margin combined with increased noninterest income, offset by increases in noninterest expense in all categories, contributed to the 44.0% and 48.0% increase for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 and the three months ended June 30, 2002 as compared to the three months ended June 30, 2001, respectively.

Profitability as measured by the Company’s return on average assets (“ROA”) was .96% for the six months ended June 30, 2002 compared to .83% for the same period in 2001. ROA for the second quarter of 2002 was ..96% versus .83% for the second quarter of 2001. Return on average equity (“ROE”) was 11.77% for the six months ended June 30, 2002 compared to 9.17% for the same period in 2001. ROE for the second quarter of 2002 was 12.02% as compared to 9.10% for the second quarter of 2001. The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities.

Net Interest Income

Net interest income is the amount by which interest and fees generated from loans and investments exceeds the interest expense associated with funding those assets, and represents the principal source of earnings for the Company. Changes in the volume and mix of earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Changes in the interest rate environment and the Company’s cost of funds also affect net interest income.

Net interest income was $4.0 million for the six months ended June 30, 2002 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income for the first six months of 2002 increased 42.9% from $2.8 million for the same period in 2001. The net interest margin on a fully taxable equivalent (“FTE “) basis was 4.25% for the first six months of 2002, an increase of 56 basis points from the 3.69% reported for the same period in 2001. The Bank produced the 56 basis point increase by working diligently during 2001 to reprice deposits significantly downward and by restructuring the investment portfolio to shorten maturities and to obtain a more attractive yield. The Bank’s cost of funds ratio was 2.76% for the six months ended June 30, 2002, down 209 basis points from the 4.85% reported for the first six months of 2001. The Bank’s yield on earning assets was 6.94% for the six months ended June 30, 2002, down 131 basis points from the 8.25% reported for the six months ended June 30, 2001. For the three months ended June 30, 2002 net interest income was $2.1 million, an increase of 50.0% from the $1.4 million reported for the three months ended June 30, 2001. The FTE net interest margin was 4.28% and 3.66% for the three month periods ended June 30, 2002 and 2001, respectively.

Noninterest Income

Noninterest income for the six months ended June 30, 2002 was $363,000, an increase of $95,000 or 35.4% over the $268,000 reported for the same period one year earlier. Service charges and other fee income totaled $363,000 for the six months ended June 30, 2002, an increase of $135,000 or 59.2% over the $228,000 reported for the same period one year earlier. The largest component of the increase is attributable to tax-exempt income earned on bank owned life insurance in the amount of $81,000. Securities gains and losses totaled $0 during the first six months of 2002 as compared to $40,000 for the first six months of 2001. The $40,000 in 2001 securities gains is comprised of $20,000 from sales of securities and a $20,000 gain generated from the pushdown of securities from the parent company to the Bank at fair market value in a capital injection effective April 20, 2001. For the three months ended June 30, 2002 noninterest income was $193,000, an increase of $30,000 or 18.4% over the $163,000 reported for the second quarter of 2001. Securities gains of $0 and $42,000 are included in the total noninterest income totals for the quarters ended June 30, 2002 and June 30, 2001, respectively. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

Noninterest Expense

Noninterest expense for the first six months of 2002 was $2.6 million, an increase of $600,000 or 30.0% over the $2.0 million reported for the same period in 2001. Expenses associated with the opening of the Bank’s sixth full-service branch on May 20, 2002 are included in the six months ended June 30, 2002, while expenses associated with the opening of the Bank’s fifth full-service branch on May 7, 2001 are included in the six months ended June 30, 2001. Expenses associated with the introduction of online banking at the Bank’s virtual branch in May 2002 also contributed to the increase in noninterest expense in the first six months of 2002 as compared to the first six months of 2001. Noninterest expense for the quarter ended June 30, 2002 was $1.4 million, an increase of $400,000 or 40% over the $1.0 million reported for the second quarter of 2001. All major categories of noninterest expense increased due to growth and expansion. Noninterest expenses are expected to increase in future years as a direct result of business growth and expansion.

Income Taxes

To reflect the Company’s anticipated federal income tax liability, an expense of $400,000 and $249,000 at an effective tax rate of 28.8% and 26.6% was recognized for the six months ended June 30, 2002 and June 30, 2001, respectively. The provision for income taxes was $207,000 and $139,000 for the second quarter of 2002 and 2001, respectively. The second quarter expense for 2002 and 2001 equated to an effective tax rate of 28.7% and 28.5%, respectively.

Investment Securities

The Company’s investment portfolio is used both for investment income and liquidity purposes. Funds not used for capital expenditures or lending activities are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate bonds and equity securities. Obligations of the U.S. Government and its agencies include treasury notes and callable or noncallable agency bonds. Mortgage-backed securities and collateralized mortgage obligations include pools issued by government agencies. Municipal bonds include tax-exempt general obligation and revenue issues. Corporate bonds are investment grade issue. Equity securities include shares of the Federal Reserve Bank of Richmond, Federal Home Loan Bank of Atlanta, and Community Bankers Bank. The Company does not invest in derivatives or other types of high-risk securities.

Investment securities, including restricted equity securities, at June 30, 2002 were $35.1 million, an increase of $1.8 million or 5.4% from their level of $33.3 million on December 31, 2001. The increase of $1.8 million is primarily due to purchases in the amount of $5.6 million, offset by principal repayments in the amount of $4.1 million. See Note 3 to the Consolidated Financial Statements.

Loan Portfolio

The Company’s total loans were $170.9 million at June 30, 2002, an increase of $23.3 million or 15.8% from the $147.6 million reported at December 31, 2001. The Company’s ratio of total loans to total funding sources (customer deposits, securities sold under agreements to repurchase, federal funds purchased and Federal Home Loan Bank advances) stood at 84.6% at June 30, 2002 and 83.9% at December 31, 2001. Management seeks to maintain the ratio of loans to funding sources at a maximum of 85%.

The loan portfolio primarily consists of commercial, real estate (including real estate term loans, construction loans and other loans secured by real estate) and loans to individuals for household, family and other consumer purposes. The Company adjusts its mix of lending and the terms of its loan programs according to economic and market conditions, asset/liability management considerations and other factors. Loans typically (in excess of 90%) are made to businesses and individuals located within the Company’s primary market area, most of whom maintain deposit accounts with the Bank. There is no concentration of loans exceeding 10% of total loans which is not disclosed in the Consolidated Financial Statements and the Notes thereto or discussed below. The Company has not made any loans to any foreign entities, including governments, banks, businesses or individuals. Commercial and construction loans and home equity lines of credit in the loan portfolio are primarily variable rate loans and have little interest rate risk.

The following table summarizes the loan portfolio by category as of the six-month periods ended June 30, 2002 and 2001 and the year ended December 31, 2001.

Loan Portfolio Summary
(dollars in thousands)

	June 30, 2002	December 31, 2001	June 30, 2001
Commercial and industrial	$41,346	$35,366	$33,105
Commercial real estate	68,081	60,290	45,224
Real estate construction	16,018	9,005	7,896
Residential real estate	21,918	21,482	23,598
Loans to individuals	23,574	21,430	19,196

Total loans	$170,937	$147,573	$129,019

Loan Category Analysis

Commercial Loans.    Commercial and industrial loans accounted for 24.2% of the loan portfolio as of June 30, 2002 and stood at $41.3 million versus $35.4 million six months earlier. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The credit worthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

Commercial Real Estate Loans.    Commercial real estate construction and commercial real estate mortgages represent interim and permanent financing of commercial properties that are secured by real estate, and were 39.8% of total loans at June 30, 2002. Outstanding loans in this category equaled $68.1 million and $60.3 million at June 30, 2002 and December 31, 2001, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties. These borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

Real Estate Construction Loans.    Real estate construction loans represent interim financing on residential and commercial properties under construction, and are secured by real estate. Once construction is completed and the loan becomes permanent, the loans are reclassified as commercial real estate loans, which are secured by commercial property or residential real estate loans which are secured by first deeds of trust. Outstanding loans in this category totaled $16.0 million (9.4% of total loans) at June 30, 2002 as compared to $9.0 million at December 31, 2001.

Residential Real Estate Loans.    Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $21.9 million in loans (12.8% of total loans) at June 30, 2002 and $21.5 million in such loans at December 31, 2001. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years and offers a bi-weekly payment option to encourage faster repayment. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

Loans to Individuals.    Loans to individuals include installment loans and home equity lines of credit/loans secured by junior liens on residential real estate. The loan proceeds typically are used to purchase vehicles, finance home remodeling or higher education, or for other consumer purposes. Loans to individuals totaled $23.6 million (13.8% of total loans) at June 30, 2002 compared to $21.4 million at December 31, 2001.

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

The allowance for loan losses is maintained at a level estimated to be adequate to absorb probable losses. Some of the factors which management considers in determining the appropriate level of the allowance for loan losses are an evaluation of the current loan portfolio, identified loan problems, loan volume outstanding, past loss experience, present and expected industry and economic conditions and, in particular, how such conditions relate to our market area. Bank regulators also periodically review the loan portfolio and other assets to assess their quality. The provision for loan losses is charged to income in an amount believed to be necessary to maintain an allowance for loan losses adequate to provide for expected losses in the loan portfolio. Loans deemed uncollectible are charged to the allowance for loan losses and recoveries on loans previously charged off are added to the allowance for loan losses. The Company believes the allowance for loan losses is adequate to provide for any losses in the loan portfolio.

No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about the loan portfolio and other information available to them at the time of their examinations.

A provision for loan losses of $398,000 was provided during the six months ended June 30, 2002, an increase of $278,000 or 231.7% over the same period in 2001, in recognition of management’s estimate of inherent risks associated with lending activities. The allowance for loan losses was $1.8 million as of June 30, 2002 and represented approximately 1.1% of net loans outstanding versus 1.0% of net loans at December 31, 2001 (see Note 4 to the Consolidated Financial Statements). A total of $80,000 in specific reserves on foreclosed, repossessed and idle properties is included in the balance of the allowance for loan losses as of June 30, 2002. Of the $80,000 specific reserve, $80,000 was accrued during the second quarter of 2002. During the first quarter of 2001, $25,000 of specific reserves accrued during 2000 on a second commercial loan were reversed when the loan was repaid. Additional factors contributing to the increase in provision expense are strong year-over-year growth in average loans outstanding and a planned gradual increase in the reserve level, which was begun in March 2002.

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

A restructured loan is a loan in which the original contract terms have been modified due to a borrower’s financial condition or there has been a transfer of assets in full or partial satisfaction of the loan. A modification of original contractual terms is generally a concession to a borrower that a lending institution would not normally consider. The entire balance of restructured loans as disclosed below is comprised of one loan customer. Due to a good loan to value ratio, a timely and proper review of credit quality and restructuring of the loan, the Company was able to collect all amounts of principal and interest.

An impaired loan as defined in SFAS 114 is a loan when, based on current information and events, it is likely that a lending institution will be unable to collect all amounts, including both principal and interest, due according to the contractual terms of the loan agreement.

Once a quarter the board of directors will review all loans on the Bank’s watch list to determine proper action and reporting of any loans identified as substandard by the credit quality review.

Nonperforming assets at June 30, 2002, December 31, 2001 and June 30, 2001 are presented in the following table.

Nonperforming Assets
(dollars in thousands)

	June 30, 2002	December 31, 2001	June 30, 2001
Nonaccrual loans	$1	$514	$84
Loans past due 90 days or more	5	25	391
Restructured loans	—	—	400

Total nonperforming loans	6	539	875

Foreclosed, repossessed and idled properties	366	—	—

Total nonperforming assets	$372	$539	$875

If nonaccrual loans had performed in accordance with their original terms, additional interest income in the amount of $15,000, $23,000, and $4,000, respectively would have been recorded for the six month period ended June 30, 2002, the year ended December 31, 2001 and the six month period ended June 30, 2001.

The total recorded investment in impaired loans was $6,000, $539,000 and $875,000, respectively for the six month period ended June 30, 2002, the year ended December 31, 2001 and the six-month period ended June 30, 2001. The loan loss allowance related to impaired loans was $0, $30,000 and $30,000, respectively for the above-referenced time periods. The loan loss allowance related to foreclosed, repossessed and idle properties was $80,000, $0, and $0, respectively for the above-referenced time periods.

Other Assets

The Company’s other assets were $4.1 million at June 30, 2002, an increase of $1.0 million over the $3.1 million reported as of December 31, 2001. An additional purchase of bank owned life insurance on key employees contributed to $671,000 of the total increase during the first half of 2002. Bank owned life insurance on key employees in the amount of $2.3 million was purchased in the fourth quarter of 2001. Bank owned life insurance comprises a total of $3.1 million of the $4.1 million other assets balance as of June 30, 2002.

Deposits

As of June 30, 2002 total deposits were $166.4 million, an increase of $27.5 million or 19.8% from their level of $138.9 million at December 31, 2001. Certificates of deposit increased by $34.2 million to a total of $112.1 million at June 30, 2002, up from $77.9 million at December 31, 2001. The major categories of decreases were non-interest bearing deposits, interest bearing demand deposits, and money market accounts in the amounts of $1.1 million, $1.5 million, and $4.5 million, respectively.

At June 30, 2002 noninterest-bearing demand deposits were $23.2 million or 13.9% of total deposits. On December 31, 2001 noninterest-bearing demand deposits were $24.3 million or 17.5% of total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) were $54.3 million or 32.6% of total deposits at June 30, 2002, compared with $61.0 million or 43.9% of total deposits at December 31, 2001. Total interest bearing deposits stood at $143.2 million at June 30, 2002, an increase of $28.6 million or 25.0% over their level of $114.6 million at December 31, 2001.

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

Short-Term Borrowings

The Company placed in service a commercial sweep account program in third quarter 1999. The balance in the program grew by $2.4 million from its level of $3.3 million at December 31, 2001 to a total of $5.7 million as of June 30, 2002. The program consists of establishing a demand deposit account in which the Bank invests available balances daily in securities on an overnight basis subject to repurchase. On the following business day, the Bank will repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month. The contractual agreement states that a repurchase agreement is not a deposit and therefore is not insured by the Federal Deposit Insurance Corporation. Therefore, these repurchase balances are not reported as deposits but as short-term borrowings.

Exclusive of the commercial sweep accounts, the Company’s short-term borrowings decreased by $3.8 million during the first six months of 2002 to a balance of $0. See the liquidity section for further information on the preceding borrowings.

Other Debt

The Company has outstanding debt with the Federal Home Loan Bank of Atlanta in the amount of $30.0 million as of June 30, 2002. There are four convertible advances in the amount of $5.0 million each currently drawn. There is also one adjustable rate advance in the amount of $10.0 million currently drawn. The Federal Home Loan Bank of Atlanta has the option to convert the four

$5.0 million advances on the conversion dates below and any interest payment date thereafter with at least two business days notice. If called, the convertible advances will be converted into a 3-month LIBOR-based adjustable rate credit (ARC) at 3-month LIBOR flat. The $10.0 million advance is an ARC with a current rate of 1.92%, subject to change on each quarterly interest payment date. The following table provides more information on the outstanding advances as of June 30, 2002.

FEDERAL HOME LOAN BANK ADVANCES

Advance Balance	Advance Date	Maturity Date	Rate	Interest Payment Dates	First Optional Conversion Date
$ 5,000,000	December 2, 1999	December 2, 2009	5.46%	Quarterly	December 4, 2000
$ 5,000,000	May 24, 2000	May 24, 2010	6.49%	Quarterly	May 24, 2001
$ 5,000,000	February 9, 2001	February 9, 2011	4.97%	Quarterly	February 9, 2004
$ 5,000,000	November 7, 2001	November 7, 2011	3.91%	Quarterly	November 7, 2006
$10,000,000	December 14, 2001	December 16, 2002	Variable	Quarterly	N/A

Interest Rate Risk

Interest rate risk is the risk to earnings or capital generated by the effects of changes in interest rates on the Company’s on- and off-balance sheet positions, and can take one or more of several forms. Repricing risk comes from timing mismatches in the ability to alter contractual rates earned on financial assets held or paid on interest-bearing liabilities. Basis risk refers to changes in the underlying relationships between market rates or indices, which result in a narrowing of the spread earned on a loan or investment relative to its cost of funds. Option risk arises from “embedded options” in many financial instruments such as interest rate options, loan prepayment options, deposit early withdrawal options, callable Federal Home Loan Bank advances and potential prepayment of the underlying collateral of asset-backed securities. Embedded options are complex risk positions that are difficult to predict and offset, and are a large component of the overall interest rate risk to the Company.

The Company has established risk measures, limits, policy guidelines and internal control mechanisms for managing the overall asset/liability management (“ALM”) position. The responsibility for interest rate risk control resides with Management, with oversight by the Board of Directors and its Investment Committee. The Company seeks to balance the return potential of the ALM position against the desire to limit volatility in earnings.

At least quarterly, the Company measures the ALM position using earnings simulation modeling to estimate what assets and liabilities would reprice, and to what extent, within a one-year period in response to an immediate 200 basis point change in the Prime Rate, as well as in response to more gradual interest rate change. The Company’s objective is to keep the change in net interest income over twelve months at or below 5% under an immediate 200 basis point interest rate shock scenario. The model also incorporates management’s forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates Management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected.

Capital Adequacy

The Company’s financial position at June 30, 2002 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. Capital ratios are in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

Total shareholders’ equity increased by $1.3 million during the first half of 2002. The increase is attributable to net income for the first six months of $989,000 and a $265,000 increase in accumulated other comprehensive income resulting from unrealized gains on investment securities. Exclusive of unrealized gains (losses) on investment securities, shareholders’ equity was $17.4 million at June 30, 2002 and $16.4 million at December 31, 2001.

For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:

Capital Ratios

Ratio	6/30/02	12/31/01	6/30/01	Minimum
Tier 1	9.4%	10.2%	11.2%	4%
Total	10.3%	11.1%	12.1%	8%
Leverage	8.1%	9.1%	9.1%	4%

Liquidity

Asset/liability management activities are designed to ensure that adequate liquidity is available to meet loan demand or deposit outflows and, through the management of the Company’s interest sensitivity position, to manage the impact of interest rate fluctuations on net interest income.

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations and to provide for customers’ credit needs. Liquidity represents a financial institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.

The Company’s asset liquidity is provided by cash and due from banks, money market investments, investments available for sale including restricted equity securities, and through management of investment maturities/prepayments and loan repayments. The Company’s ratio of liquid assets to deposits and short-term borrowings was 24.3% at June 30, 2002 and 27.1% at December 31, 2001. The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. The Company had federal funds sold of $21,000 and $0 at June 30, 2002 and December 31, 2001, respectively. During the first six months of 2002, deposit growth and an increase in securities sold under agreements to repurchase in the amounts of $27.5 million and $2.4 million, respectively, a total of $29.9 million, surpassed loan growth in the amount of $23.3 million. The excess $6.6 million, offset with a reduction of $3.8 million in federal funds borrowings during the first half, was used to fund investment purchases in excess of principal paydowns in the amount of $1.5 million, the purchase of $671,000 in additional bank-owned life insurance, and capital expenditures in the amount of $700,000.

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

In addition to asset liquidity, the Company would have liquidity available to it through increasing certain categories of liabilities. It could purchase overnight federal funds, borrow from correspondent banks, sell securities under a repurchase agreement or obtain advances from the Federal Home Loan Bank. The Bank also has established a credit line through the discount window of the Federal Reserve Bank of Richmond as an additional source of cash flow. As a result of the Company’s management of liquid assets and the ability to generate liquidity through alternative funding sources, management believes the Company maintains overall liquidity sufficient to meet its depositors’ requirements and satisfy its customers’ credit needs.

Impact of Inflation

The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, nearly all the assets and liabilities of the Company and the Bank are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of changes in the general rate of inflation and changes in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as do the prices of goods and services. Management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against the effects of wide interest rate fluctuations, including those resulting from inflation.

Recent and Future Accounting Considerations

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Statement 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of either by sale, abandonment, or distribution to owners or is classified as held for sale. Statement 144 carries over many of the fundamental provisions of Statement No. 121. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of this Statement effective January 1, 2002, as required. The adoption of the Statement did not have any effect on the Company’s financial position, results of operations, or liquidity.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, “Goodwill and Other Intangible Assets,” which supercedes APB Opinion No. 17, “Intangible Assets”. Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets, excluding those acquired in a business combination, should be accounted for in financial statements upon their acquisition as well as after they have been initially recognized in the financial statements. The Statement eliminates the requirement to amortize goodwill and other intangible assets that have indefinite useful lives, instead requiring the assets be tested at least annually for impairment based on the specific guidance in the Statement. The Company adopted the provisions of the Statement effective January 1, 2002 as required. The Statement requires a transition impairment test of goodwill and other intangible assets in connection with the initial application of the Statement, with any resultant impairment losses being recognized as a cumulative effect of a change in accounting principle. The adoption of the Statement did not have any effect on the Company’s financial position, results of operations, or liquidity.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, “Business Combinations,” which supersedes Accounting Principles Board (APB) Opinion No. 16, “Business Combinations,” and FASB Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” Statement 141 requires that all business combinations be accounted for by the purchase method of accounting. The purchase method of accounting requires the accounts of an acquired institution to be included with the acquirer’s accounts as of the date of acquisition, recognizing any excess of purchase price over the fair value of the net assets acquired as goodwill. The Statement also requires that the assets of an acquired institution be recognized as assets apart from goodwill if they meet specific criteria presented in the Statement. The provisions of the Statement apply to all business combinations initiated after June 30, 2001.

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as a replacement for FASB Statement No. 125, which has the same title. Statement No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, but it carries over most of the provisions of Statement No. 125 without change. The statement provides accounting and reporting standards for such transactions based upon consistent application of a financial components approach which focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, de-recognizes financial assets when control has been surrendered, and de-recognizes liabilities when extinguished.

Statement No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The adoption of Statement No. 140 on January 1, 2001 did not have any effect on the Company’s consolidated financial position, results of operation or liquidity.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Statement 133 established standards for accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Statement 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Initial application of this Statement shall be as of the beginning of an entity’s fiscal quarter. Earlier application of all of the provisions of this Statement is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. Earlier application of selected provisions of this Statement is not permitted. This Statement shall not be applied retroactively to financial statements of prior periods. Adoption of Statement 133 on January 1, 2000 did not have any effect on the Bank’s consolidated financial position, results of operation or liquidity.

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.

The Company held its 2002 Annual Meeting of Shareholders on April 24, 2002, at which meeting four Class B directors were re-elected to new three-year terms. The following table indicates the total votes in favor of, and withheld from voting on, the re-election of each nominee, and provides certain information with respect to those directors not standing for re-election whose term of office continued past the 2002 Annual Meeting of Shareholders:

Director Name	Term Of Office	Affirmative Votes	Votes Withheld
Class A Directors
Eddie F. Hearp	2001-2004
Anna L. Lawson	2001-2004
John W. Starr, M.D.	2001-2004
Michael E. Warner	2001-2004
Class B Directors
Abney S. Boxley, III	2002-2005	1,184,762	840
William D. Elliot	2002-2005	1,184,762	840
Barbara B. Lemon	2002-2005	1,184,762	840
Ward W. Stevens, M.D.	2002-2005	1,184,762	840
Class C Directors
Ellis L. Gutshall	2000-2003
Mason Haynesworth	2000-2003
A. Wayne Lewis	2000-2003
George W. Logan	2000-2003

Item 5.     Other Information.

None.

Item 6.     Exhibits and Reports on Form 8-K.

(a)	The Company filed the following exhibits for the quarter ended June 30, 2002:

Exhibits:

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on form S-1, as amended).

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

*10.14	Valley Bank Supplemental Retirement Plan effective January 1, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).
22	Proxy Statement for the 2002 Annual Meeting of Shareholders (incorporated herein by reference to Valley Financial Corporation’s Proxy Statement filed on Schedule 14A on March 28, 2002).

*	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-QSB pursuant to Item 13(a).

(b)  Reports on Form 8-K filed during the last quarter of the period covered by this report:

The Company filed one report on Form 8-K during the quarter ended June 30, 2002. The report, dated April 29, 2002, reported the Company’s consolidated financial results for the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

/s/ ELLIS L. GUTSHALL
Ellis L. Gutshall President and Chief Executive Officer

Date August 14, 2002

/s/ A. WAYNE LEWIS
A. Wayne Lewis Executive Vice President and Chief Financial Officer

Date August 14, 2002

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on Form S-1, as amended).
3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on Form S-1, as amended).
10.2
Employment Agreement dated April 8, 1994, by and between the Company and A. Wayne Lewis(incorporated herein by reference to Exhibit No. 10.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.3
Severance Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall(incorporated herein by reference to Exhibit No. 10.3 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.4
Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall(incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

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

10.13
Lease agreement for office space dated September 20, 1996,by and between Valley Bank, N.A. and Betty J. Burrows(incorporated herein by reference to Exhibit No. 10.13 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.6	Severance agreement dated February 9, 1998, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.6 of Form 10-KSB filed March 30, 2000, File No. 33-77568).
10.7
Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed herein by reference to Exhibit October 25, 2000).

10.14	Valley Bank Supplemental Retirement Plan effective January 1, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).
22	Proxy Statement for the 2002 Annual Meeting of Shareholders (incorporatedherein by reference to Valley Financial Corporation’s Proxy Statement filed onSchedule 14A on March 28, 2002).