Form 10QSB
period 2002-09-30
VALLEY FINANCIAL CORP /VA/
filed 2002-11-14
CIK 921590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

Commission File Number: 33-77568

VALLEY FINANCIAL CORPORATION

VIRGINIA	54-1702380
(State of Incorporation)	(I.R.S. Employer Identification Number)

36 Church Avenue, S.W.
Roanoke, Virginia 24011
(Address of principal executive offices)

(540) 342-2265
(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At October 31, 2002, 1,819,637 shares of the issuer’s common stock, no par value, were outstanding.

Transitional small business disclosure format: Yes ☐ No ☒.

VALLEY FINANCIAL CORPORATION
FORM 10-QSB
September 30, 2002

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

VALLEY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30 2002	December 31 2001
	(Unaudited)
Assets
Cash and due from banks	$6,338	$6,235
Money market investments:
Federal funds sold	—	—
Interest-bearing deposits in other banks	456	143

Total money market investments	456	143
Securities held to maturity (approximate market values of $16,363 at September 30, 2002 and $0 at December 31, 2001)	16,523	—
Securities available for sale	32,776	31,338
Restricted equity securities	2,427	1,927
Loans:
Commercial and industrial loans	40,013	35,366
Commercial real estate loans	72,018	60,290
Real estate construction	14,729	9,005
Residential real estate loans	21,987	21,482
Loans to individuals	24,709	21,430

Total loans	173,456	147,573
Less unearned income	(16)	(22)
Less allowance for loan losses	(1,925)	(1,468)

Net loans	171,515	146,083
Premises and equipment	4,850	4,084
Accrued interest receivable	1,064	930
Other assets	3,798	3,128

Total assets	$239,747	$193,868

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand deposits	$24,946	$24,297
Interest bearing demand deposits	10,149	10,820
Money market deposits	18,298	23,590
Other savings deposits	2,935	2,220
Certificates of deposits >100,000	35,882	25,591
Other time deposits	79,594	52,348

Total deposits	171,804	138,866

Short-term borrowings	2,316	3,824
Securities sold under agreements to repurchase	5,598	3,347
Accrued interest payable	1,206	1,104
Other liabilities	357	423
Federal Home Loan Bank advances	40,000	30,000

Total liabilities	221,281	177,564

Commitments and other contingencies

Preferred stock, no par value. Authorized 10,000,000 shares; none issued and outstanding.
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 1,819,637 at September 30, 2002 and 1,213,207 at December 31, 2001	12,295	12,295
Accumulated retained earnings	5,677	4,113
Accumulated other comprehensive income (loss)	494	(104)

Total shareholders’ equity	18,466	16,304

Total liabilities and shareholders’ equity	$239,747	$193,868

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Period January 1, 2002 Through September 30, 2002	For the Period January 1, 2001 Through September 30, 2001
Interest Income:
Interest and fees on loans	$8,597	$8,036
Interest on money market investments	27	30
Interest on securities – taxable	1,263	1,355
Interest on securities – nontaxable	245	274

Total interest income	10,132	9,695

Interest Expense:
Interest on certificates of deposit > 100,000	844	1,000
Interest on other deposits	2,161	3,527
Interest on Federal Home Loan Bank advances	964	615
Interest on repurchase agreements	55	134
Interest on borrowed funds	12	44

Total interest expense	4,036	5,320

Net interest income	6,096	4,375

Provision for loan losses	516	194

Net interest income after provision for loan losses	5,580	4,181

Noninterest income:
Service charges on deposit accounts	363	284
Income earned on bank owned life insurance	126	—
Other fee income	65	67
Securities gains	—	93

Total noninterest income	554	444

Noninterest expense:
Compensation expense	2,101	1,578
Occupancy	263	227
Data processing and equipment	436	347
Franchise tax expense	113	105
Loan expenses	275	161
Other expense	748	617

Total noninterest expense	3,936	3,035

Net income before taxes	2,198	1,590

Provision for income taxes	631	448

Net income	$1,567	$1,142

Basic earnings per share	$0.86	$0.63

Diluted earnings per share	$0.83	$0.61

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Period July 1, 2002 Through September 30, 2002	For the Period July 1, 2001 Through September 30, 2001
Interest Income:
Interest and fees on loans	$2,990	$2,783
Interest on money market investments	15	9
Interest on securities – taxable	450	417
Interest on securities – nontaxable	92	84

Total interest income	3,547	3,293

Interest Expense:
Interest on certificates of deposit > 100,000	300	367
Interest on other deposits	791	1,098
Interest on Federal Home Loan Bank advances	341	217
Interest on repurchase agreements	20	40
Interest on borrowed funds	2	4

Total interest expense	1,454	1,726

Net interest income	2,093	1,567

Provision for loan losses	118	74

Net interest income after provision for loan losses	1,975	1,493

Noninterest income:
Service charges on deposit accounts	134	103
Income earned on bank owned life insurance	45	—
Other fee income	12	20
Securities gains	—	53

Total noninterest income	191	176

Noninterest expense:
Compensation expense	721	535
Occupancy	94	78
Data processing and equipment	160	120
Franchise tax expense	39	37
Loan expenses	91	62
Other expense	252	183

Total noninterest expense	1,357	1,015

Net income before taxes	809	654

Provision for income taxes	231	199

Net income	$578	$455

Basic earnings per share	$0.32	$0.25

Diluted earnings per share	$0.30	$0.24

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except per share data)

	For the Period January 1, 2002 Through September 30, 2002	For the Period January 1, 2001 Through September 30, 2001
Cash Flows From Operating Activities:
Net income	$1,567	$1,142
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	516	194
Depreciation and amortization	295	228
Net gains on sale of securities	—	(93)
Amortization (accretion) of premiums/discounts	31	9
Decrease in unearned fees	(6)	(29)
(Increase) decrease in interest receivable	(134)	255
Increase in other assets	(219)	(49)
Increase in accrued interest payable	102	296
Decrease in other liabilities	(66)	(99)

Net cash provided by operating activities	2,086	1,854

Cash Flows From Investing Activities:
Increase in money market investments	(313)	(1,672)
Purchases of premises and equipment	(1,022)	(824)
Purchases of securities available-for-sale	(8,170)	(17,170)
Purchases of securities held to maturity	(16,793)	—
Purchases of restricted equity securities	(500)	(317)
Principal repayments/calls of securities available for sale	7,618	29,190
Principal repayments of securities held to maturity	260	—
Purchase of bank owned life insurance	(671)	—
Increase in value of bank owned life insurance	(128)	—
Increase in loans	(25,942)	(21,696)

Net cash used in investing activities	(45,661)	(12,489)

Cash Flows From Financing Activities:
Increase in time deposits greater than $100,000	10,291	8,715
Increase (decrease) in other time deposits	27,246	(8,757)
Increase (decrease) in other deposits	(4,599)	5,351
Decrease in short-term borrowings	(1,508)	(1,762)
Increase in securities sold under agreements to repurchase	2,251	3,404
Cash in lieu of fraction shares	(3)	—
Proceeds from Federal Home Loan Bank advances	10,000	5,000

Net cash provided by financing activities	43,678	11,951

Net Increase in Cash and Due From Banks	103	1,316
Cash and Due From Banks at Beginning of Period	6,235	3,988

Cash and Due From Banks at End of Period	$6,338	$5,304

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,934	$5,024

Cash paid during the period for taxes	$813	$478

Noncash financing and investing activities:
Transfer of loans to foreclosed property	$349	$—

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements
September 30, 2002
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

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. To Comply with Federal Reserve regulations, the Bank will be required to maintain certain average reserve balances. The daily cash reserve requirement for the week including September 30, 2002 was $2,100.

(3)	Securities

The carrying values, unrealized gains, unrealized losses and approximate fair values of available for sale and held to maturity investment securities at September 30, 2002 are shown in the tables below. As of September 30, 2002, investments (including both available for sale and held to maturity) and restricted equity securities with amortized costs and fair values of $33,127 and $33,354, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

The following table sets forth the composition of securities available for sale, which are carried at approximate market value at September 30, 2002.

Available for Sale Investment Portfolio – Category Distribution
(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U.S. Treasury	$199	$6	$—	$205
U.S. Government agencies	2,967	16	(1)	2,982
Mortgage-backed securities	5,264	188	—	5,452
Collateralized mortgage obligations	15,605	112	(11)	15,706
States and political subdivisions	7,992	439	—	8,431
Restricted equity securities	2,427	—	—	2,427

Total securities available for sale	$34,454	$761	($12)	$35,203

The following table sets forth the composition of securities held to maturity, which are carried at amortized cost at September 30, 2002.

Held to Maturity Investment Portfolio – Category Distribution
(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
Mortgage-backed securities	11,766	7	(158)	11,615
Collateralized mortgage obligations	4,015	—	(19)	3,996
States and political subdivisions	742	10	—	752

Total securities available for sale	$16,523	$17	($177)	$16,363

(4)	Allowance for Loan Losses

The following table summarizes the loan loss experience for the nine-month periods ended September 30, 2002 and 2001.

Allowance for Loan Losses
(dollars in thousands)

	2002	2001
Balance at January 1	$1,468	$1,190
Provision for loan losses	516	194
Recoveries	0	0
Charged off loans
Commercial	(58)	(7)
Credit Cards	(1)	(8)

Balance at September 30	$1,925	$1,369

(5)	Earnings Per Share

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

Weighted Average Shares Outstanding

Three months ending September 30:	Basic	Diluted
2002	1,819,637	1,895,789

2001	1,819,811	1,861,183

Nine months ending September 30:	Basic	Diluted
2002	1,819,732	1,889,664

2001	1,819,811	1,868,771

(6)	Comprehensive Income

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

The adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company has net unrealized gains (losses) on available-for -sale securities, an item of other comprehensive income (loss). For the nine months ended September 30, 2002 and 2001, total comprehensive income was $2,165 and $1,397, respectively. For the three months ended September 30, 2002 and 2001, total comprehensive income was $911 and $596, respectively.

The information that follows discloses the reclassification adjustments and the income taxes related to securities available-for-sale that are included in other comprehensive income, net of income taxes for the nine and three month periods ended September 30, 2002 and 2001.

	For the Nine Months Ended September 30, 2002	For the Nine Months Ended September 30, 2001
Net unrealized gains on securities available for sale:
Net unrealized holding gains during the year	$906	$479
Less reclassification adjustments for gains included in net income	—	(61)
Income tax expense	(308)	(163)

Other comprehensive income, net of income taxes	$598	$255

	For the Three Months Ended September 30, 2002	For the Three Months Ended September 30, 2001
Net unrealized gains on securities available for sale:
Net unrealized holding gains during the quarter	$504	$266
Less reclassification adjustments for gains included in net income	—	(35)
Income tax expense	(171)	(90)

Other comprehensive income, net of income taxes	$333	$141

(7)	Financial Instruments With Off-Balance Sheet Risk

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk, which involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At September 30, 2002, outstanding commitments to extend credit were $49,531 as compared to $48,808 at December 31, 2001.

Commitments to extend credit are agreements to lend to a customer as long as there is no breach of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments may expire without ever being drawn upon, therefore, the total commitment amounts do not necessarily represent future cash outlays for the Company.

8)	Related Party Transactions

The Bank has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. As of September 30, 2002 aggregate loans to directors, executive officers, and principal shareholders total $7,937. An analysis of loan activity to directors, executive officers and principal shareholders for the year ended December 31, 2001 is as follows:

Loans to Related Parties

Balances as of January 1, 2001	$4,480
Advances	1,742
Repayments	(1,107)

Balances as of December 31, 2001	$5,115

(9)	Other Debt

The Company has outstanding debt with the Federal Home Loan Bank of Atlanta in the amount of $40.0 million as of September 30, 2002. There are four convertible advances in the amount of $5.0 million each currently drawn. There is one $10.0 million convertible advance and one adjustable rate advance in the amount of $10.0 million currently drawn. The Federal Home Loan Bank of Atlanta has the option to convert the $30.0 million in convertible advances on the conversion dates below and any interest payment date thereafter with at least two business days notice. If called, the four $5.0 million convertible advances will be converted into a 3-month LIBOR-based adjustable rate credit (ARC) at 3-month LIBOR flat. The $10.0 million convertible advance may be converted into a 3-month LIBOR-based floating rate advance (ARC) at 3-month LIBOR flat only if 3-month LIBOR is greater than or equal to 7.0%. The $10.0 million adjustable rate advance is an ARC with a current rate of 1.86%, subject to change on each quarterly interest payment date. The following table provides more information on the outstanding advances as of September 30, 2002.

FEDERAL HOME LOAN BANK ADVANCES

Advance Balance	Advance Date	Maturity Date	Rate	Interest Payment Dates	First Optional Conversion Date
$5,000,000	December 2, 1999	December 2, 2009	5.46%	Quarterly	December 4, 2000
$5,000,000	May 24, 2000	May 24, 2010	6.49%	Quarterly	May 24, 2001
$5,000,000	February 9, 2001	February 9, 2011	4.97%	Quarterly	February 9, 2004
$5,000,000	November 7, 2001	November 7, 2011	3.91%	Quarterly	November 7, 2006
$10,000,000	September 4, 2002	September 4, 2007	3.09%	Quarterly	September 4, 2003
$10,000,000	December 14, 2001	December 16, 2002	Variable	Quarterly	N/A

Item 2.    Management’s Discussion and Analysis.

The following is management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the nine months ended September 30, 2002 and 2001. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto.

Forward-Looking Statements

This report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements, which are representative only on the date hereof. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. The Corporation takes no obligation to update any forward-looking statements contained herein. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions, either nationally or regionally, may be less favorable than expected that could result in a deterioration of credit quality or a reduced demand for credit; (4) legislative or regulatory changes including changes in accounting standards, may adversely affect the business.

Overview

The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995. There are currently six full-service branch locations, operating in various locations throughout the Cities of Roanoke and Salem and the County of Roanoke. The Bank plans to open its seventh full-service branch in the Lewis-Gale Hospital area in the spring of 2003.

Total assets at September 30, 2002 were $239.7 million, up 23.6% from $193.9 million at December 31, 2001. The principal components of the Company’s assets at the end of the period were $35.2 million in securities available-for-sale, including restricted equity securities, $16.5 million in securities held to maturity, and $173.5 million in gross loans.

Total liabilities at September 30, 2002 were $221.3 million, up 24.6% from $177.6 million at December 31, 2001 with the increase represented by a $32.9 million growth in deposits, a $2.3 million growth in securities sold under agreements to repurchase, a $10.0 million increase in Federal Home Loan Bank advances, offset by a $1.5 million decrease in short-term borrowings.

Total shareholders’ equity at September 30, 2002 was $18.5 million consisting of $9.1 million in net proceeds from the Company’s initial public offering, $3.2 million in net proceeds from the Company’s secondary offering, $10,000 in proceeds from the exercise of stock options, increased by accumulated retained earnings of $5.7 million and $494,000 of net unrealized gains on securities available-for-sale, net of related deferred tax liability. Total shareholders’ equity was $18.5 million at September 30, 2002 compared with $16.3 million at December 31, 2001, an increase of $2.2 million or 13.5%. Exclusive of unrealized gains (losses) on investment securities, shareholders’ equity was $18.0 million at September 30, 2002 and $16.4 million at December 31, 2001.

The Company had net income of $1.6 million for the nine months ended September 30, 2002 compared with $1.1 million recorded for the nine months ended September 30, 2001, an increase of $500,000 or 45.5%. Net income for the three months ended September 30, 2002 was $578,000, a 27.0% increase over the $455,000 recorded for the third quarter of 2001. An improved net interest margin combined with increased noninterest income, offset by increases in noninterest expense in all categories, contributed to the 45.5% and 27.0% increase for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 and the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, respectively.

Profitability as measured by the Company’s return on average assets (“ROA”) was .98% for the nine months ended September 30, 2002 compared to .91% for the same period in 2001. ROA for the third quarter of 2002 was 1.00% versus 1.05% for the third quarter of 2001. Return on average equity (“ROE”) was 12.16% for the nine months ended September 30, 2002 compared to 10.00% for the same period in 2001. ROE for the third quarter of 2002 was 12.91% as compared to 11.59% for the third quarter of 2001. The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities.

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

Net interest income was $6.1 million for the nine months ended September 30, 2002 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income for the first nine months of 2002 increased 38.6% from $4.4 million for the same period in 2001. The net interest margin on a fully taxable equivalent (“FTE “) basis was 4.14% for the first nine months of 2002, an increase of 39 basis points from the 3.75% reported for the same period in 2001. The Bank produced the 39 basis point increase by working diligently during 2001 to reprice deposits significantly downward and by restructuring the investment portfolio to shorten maturities and to obtain a more attractive yield. The Bank’s cost of funds ratio was 2.75% for the nine months ended September 30, 2002, down 195 basis points from the 4.70% reported for the first nine months of 2001. The Bank’s yield on earning assets was 6.82% for the nine months ended September 30, 2002, down 136 basis points from the 8.18% reported for the nine months ended September 30, 2001. For the three months ended September 30, 2002 net interest income was $2.1 million, an increase of 31.3% from the $1.6 million reported for the three months ended September 30, 2001. The FTE net interest margin was 3.94% and 3.88% for the three month periods ended September 30, 2002 and 2001, respectively.

Noninterest Income

Noninterest income for the nine months ended September 30, 2002 was $554,000, an increase of $110,000 or 24.8% over the $444,000 reported for the same period one year earlier. Service charges and other fee income totaled $554,000 for the nine months ended September 30, 2002, an increase of $203,000 or 57.8% over the $351,000 reported for the same period one year earlier. The largest component of the increase is attributable to tax-exempt income earned on bank owned life insurance in the amount of $126,000. Securities gains and losses totaled $0 during the first nine months of 2002 as compared to $93,000 for the first nine months of 2001, which is comprised of $73,000 in gains from sales and a $20,000 gain generated from the pushdown of securities from the Company to the Bank at fair market value in a capital injection effective April 20, 2001. For the three months ended September 30, 2002 noninterest income was $191,000, an increase of $15,000 or 8.5% over the $176,000 reported for the third quarter of 2001. Securities gains of $0 and $53,000 are included in the total noninterest income totals for the quarters ended September 30, 2002 and 2001, respectively. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

Noninterest Expense

Noninterest expense for the first nine months of 2002 was $3.9 million, an increase of $900,000 or 30.0% over the $3.0 million reported for the same period in 2001. Expenses associated with the opening of the Bank’s sixth full-service branch on May 20, 2002 are included in the nine months ended September 30, 2002, while expenses associated with the opening of the Bank’s fifth full-service branch on May 7, 2001 are included in the nine months ended September 30, 2001. Expenses associated with the introduction of online banking in May 2002 also contributed to the increase in noninterest expense in the first nine months of 2002 as compared to the first nine months of 2001. Noninterest expense for the quarter ended September 30, 2002 was $1.4 million, an increase of $400,000 or 40% over the $1.0 million reported for the third quarter of 2001. All major categories of noninterest expense increased due to growth and expansion. Noninterest expenses are expected to increase in future years as a direct result of business growth and expansion.

Income Taxes

To reflect the Company’s anticipated federal income tax liability, an expense of $631,000 and $448,000 at an effective tax rate of 28.7% and 28.2% was recognized for the nine months ended September 30, 2002 and September 30, 2001, respectively. The provision for income taxes for the third quarter of 2002 and 2001 was $231,000 and $199,000 at an effective tax rate of 28.6% and 30.4%, respectively. The effective tax rate differs from the statutory rate of 34 percent primarily due to tax-exempt interest income on municipal securities, net of disallowance and tax-exempt income earned on bank owned life insurance.

Investment Securities

The Company’s investment portfolio is used both for investment income and liquidity purposes. Funds not used for capital expenditures or lending activities are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, and equity securities. Obligations of the U.S. Government and its agencies include treasury notes and callable or noncallable agency bonds. Mortgage-backed securities and collateralized mortgage obligations include pools issued by government agencies. Municipal bonds include tax-exempt general obligation and revenue issues. Equity securities include shares of the Federal Reserve Bank of Richmond, Federal Home Loan Bank of Atlanta, and Community Bankers Bank. The Company does not invest in derivatives or other types of high-risk securities.

Investment securities (available for sale and held to maturity), including restricted equity securities, at September 30, 2002 were $51.7 million, an increase of $18.4 million or 55.3% from their level of $33.3 million on December 31, 2001. The increase of $18.4 million is primarily due to purchases in the amount of $25.5 million, offset by principal repayments and called proceeds in the amount of $7.9 million. An increase in unrealized gains on securities on the available for sale portfolio, which is carried at approximate fair market value, in the amount of $900,000 contributed to the remainder of the increase. See Note 3 to the Consolidated Financial Statements.

Loan Portfolio

The Company’s total loans were $173.5 million at September 30, 2002, an increase of $25.9 million or 17.5% from the $147.6 million reported at December 31, 2001. The Company’s ratio of total loans to total funding sources (customer deposits, securities sold under agreements to repurchase, federal funds purchased and Federal Home Loan Bank advances) stood at 79.0% at September 30, 2002 and 83.9% at December 31, 2001. Management seeks to maintain the ratio of loans to funding sources at a maximum of 85%.

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

The following table summarizes the loan portfolio by category as of the nine-month periods ended September 30, 2002 and 2001 and the year ended December 31, 2001.

Loan Portfolio Summary
(dollars in thousands)

	September 30, 2002	December 31, 2001	September 30, 2001
Commercial and industrial	$40,013	$35,366	$34,200
Commercial real estate	72,018	60,290	50,331
Real estate construction	14,729	9,005	9,700
Residential real estate	21,987	21,482	22,060
Loans to individuals	24,709	21,430	19,878

Total loans	$173,456	$147,573	$136,169

Loan Category Analysis

Commercial Loans.    Commercial and industrial loans accounted for 23.1% of the loan portfolio as of September 30, 2002 and stood at $40.0 million versus $35.4 million nine months earlier. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The credit worthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

Commercial Real Estate Loans.    Commercial real estate construction and commercial real estate mortgages represent interim and permanent financing of commercial properties that are secured by real estate, and were 41.5% of total loans at September 30, 2002. Outstanding loans in this category equaled $72.0 million and $60.3 million at September 30, 2002 and December 31, 2001, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties. These borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

Real Estate Construction Loans.    Real estate construction loans represent interim financing on residential and commercial properties under construction, and are secured by real estate. Once construction is completed and the loan becomes permanent, the loans are reclassified as commercial real estate loans, which are secured by commercial property or residential real estate loans, which are secured by first deeds of trust. Outstanding loans in this category totaled $14.8 million (8.5% of total loans) at September 30, 2002 as compared to $9.0 million at December 31, 2001.

Residential Real Estate Loans.    Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $22.0 million in loans (12.7% of total loans) at September 30, 2002 and $21.5 million in such loans at December 31, 2001. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years and offers a bi-weekly payment option to encourage faster repayment. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

Loans to Individuals.    Loans to individuals include installment loans and home equity lines of credit/loans secured by junior liens on residential real estate. The loan proceeds typically are used to purchase vehicles, finance home remodeling or higher education, or for other consumer purposes. Loans to individuals totaled $24.7 million (14.2% of total loans) at September 30, 2002 compared to $21.4 million at December 31, 2001.

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

The allowance for loan losses is maintained at a level estimated to be adequate to absorb probable losses. Some of the factors which management considers in determining the appropriate level of the allowance for loan losses are an evaluation of the current loan portfolio, identified loan problems, loan volume outstanding, past loss experience, present and expected industry and economic conditions and, in particular, how such conditions relate to our market area. Bank regulators also periodically review the loan portfolio and other assets to assess their quality. The provision for loan losses is charged to income in an amount believed to be necessary to maintain an allowance for loan losses adequate to provide for expected losses in the loan portfolio. Loans deemed uncollectible are charged to the allowance for loan losses and recoveries on loans previously charged off are added to the allowance for loan losses. The Company believes the allowance for loan losses is adequate to provide for expected losses in the loan portfolio.

No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about the loan portfolio and other information available to them at the time of their examinations.

A provision for loan losses of $516,000 was provided during the nine months ended September 30, 2002, an increase of $322,000 or 166.0% over the same period in 2001, in recognition of management’s estimate of inherent risks associated with lending activities. The allowance for loan losses was $1.9 million as of September 30, 2002 and represented approximately 1.1% of net loans outstanding versus 1.0% of net loans at December 31, 2001 (see Note 4 to the Consolidated Financial Statements). A total of $40,000 in specific reserves on foreclosed, repossessed and idle properties is included in the balance of the allowance for loan losses as of September 30, 2002. Of the $40,000 specific reserve, $40,000 was accrued during the second quarter of 2002. During the first quarter of 2001, $25,000 of specific reserves accrued during 2000 on a second commercial loan were reversed when the loan was repaid. Additional factors contributing to the increase in provision expense are strong year-over-year growth in average loans outstanding and management’s concern about perceived continuing economic weakness.

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

The total recorded investment in impaired loans was $6,000, $539,000 and $1.5 million, respectively for the nine month period ended September 30, 2002, the year ended December 31, 2001 and the nine-month period ended September 30, 2001. The loan loss allowance related to impaired loans was $0, $30,000 and $30,000, respectively for the above-referenced time periods. The loan loss allowance related to foreclosed, repossessed and idle properties was $40,000, $0, and $0, respectively for the above-referenced time periods.

Nonperforming assets at September 30, 2002, December 31, 2001 and September 30, 2001 are presented in the following table.

Nonperforming Assets
(dollars in thousands)

	September 30, 2002	December 31, 2001	September 30, 2001
Nonaccrual loans	$—	$514	$75
Loans past due 90 days or more	6	25	989
Restructured loans	—	—	403

Total nonperforming loans	6	539	1,467

Foreclosed, repossessed and idled properties	176	—	—

Total nonperforming assets	$182	$539	$1,467

If nonaccrual loans had performed in accordance with their original terms, additional interest income in the amount of $15,000, $23,000, and $5,000, respectively would have been recorded for the nine month period ended September 30, 2002, the year ended December 31, 2001 and the nine month period ended September 30, 2001.

Other Assets

The Company’s other assets were $3.8 million at September 30, 2002, an increase of $700,000 over the $3.1 million reported as of December 31, 2001. An additional purchase of bank owned life insurance on key employees contributed to $671,000 of the total increase during the first nine months of 2002. Bank owned life insurance on key employees in the amount of $2.3 million was purchased in the fourth quarter of 2001. Bank owned life insurance comprises a total of $3.1 million of the $3.8 million other assets balance as of September 30, 2002.

Deposits

As of September 30, 2002 total deposits were $171.8 million, an increase of $32.9 million or 23.7% from their level of $138.9 million at December 31, 2001. Certificates of deposit increased by $37.6 million to a total of $115.5 million at September 30, 2002, up from $77.9 million at December 31, 2001. Non-interest bearing demand deposits and savings increased by $600,000 and $700,000, respectively. The major categories of decreases were interest bearing demand deposits and money market accounts in the amounts of $700,000 and $5.3 million, respectively.

At September 30, 2002 noninterest-bearing demand deposits were $24.9 million or 14.5% of total deposits. On December 31, 2001 noninterest-bearing demand deposits were $24.3 million or 17.5% of total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) were $56.3 million or 32.8% of total deposits at September 30, 2002, compared with $61.0 million or 43.9% of total deposits at December 31, 2001. Total interest bearing deposits stood at $146.9 million at September 30, 2002, an increase of $32.3 million or 28.2% over their level of $114.6 million at December 31, 2001.

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

Short-Term Borrowings

The Company placed in service a commercial sweep account program in third quarter 1999. The balance in the program grew by $2.3 million from its level of $3.3 million at December 31, 2001 to a total of $5.6 million as of September 30, 2002. The program consists of establishing a demand deposit account in which the Bank invests available balances daily in securities on an overnight basis subject to repurchase. On the following business day, the Bank will repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month. The contractual agreement states that a repurchase agreement is not a deposit and therefore is not insured by the Federal Deposit Insurance Corporation. Therefore, these repurchase balances are not reported as deposits but as short-term borrowings.

Exclusive of the commercial sweep accounts, the Company’s short-term borrowings decreased by $1.5 million during the first nine months of 2002 to a balance of $2.3 million. See the liquidity section for further information on the preceding borrowings.

Other Debt

Other debt consists of Federal Home Loan Bank advances. These advances are relatively cost-effective funding sources and provide the Company with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Federal Home Loan Bank advances totaled $40.0 million, an increase of $10.0 million over the $30.0 million as of December 31, 2001. The increase in advances during the year reflects the funding to support investment growth.

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

At least quarterly, the Company measures the ALM position using earnings simulation modeling to estimate what assets and liabilities would reprice, and to what extent, within a one-year period in response to an immediate 200 basis point change in the Prime Rate, as well as in response to more gradual interest rate change. The Company’s objective is to keep the change in net interest income over twelve months at or below 5%, and the charge in net income at or below 10%, under an immediate 200 basis point interest rate shock scenario. The model also incorporates management’s forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates Management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected.

Capital Adequacy

The Company’s financial position at September 30, 2002 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. Capital ratios are in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

Major capital expenditures planned for the upcoming year include the construction of the Bank’s seventh full-service branch in the Lewis Gale Hospital area. The land branch is planned to open in the spring of 2003, which will be funded by current operations.

Total shareholders’ equity increased by $2.2 million during the first nine months of 2002. The increase is attributable to net income for the first nine months of $1.6 million and a $598,000 increase in accumulated other comprehensive income, resulting from unrealized gains on investment securities. Exclusive of unrealized gains (losses) on investment securities, shareholders’ equity was $18.0 million at September 30, 2002 and $16.4 million at December 31, 2001.

For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:

Capital Ratios

Ratio	9/30/02	12/31/01	9/30/01	Minimum
Tier 1	9.5%	10.2%	11.0%	4%
Total	10.5%	11.1%	11.9%	8%
Leverage	7.8%	9.1%	9.2%	4%

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

The Company’s asset liquidity is provided by cash and due from banks, money market investments, investments available for sale including restricted equity securities, and through management of investment maturities/prepayments and loan repayments. The Company’s ratio of liquid assets to deposits and short-term borrowings was 23.4% at September 30, 2002 and 27.1% at December 31, 2001.

The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. The Company had federal funds sold of $0 at September 30, 2002 and December 31, 2001. During the first nine months of 2002, deposit growth and an increase in securities sold under agreements to repurchase in the amounts of $32.9 million and $2.3 million, respectively, a total of $35.2 million, surpassed loan growth in the amount of $25.9 million. The excess $9.3 million coupled with Federal Home Loan Bank advances in the amount of $10.0 million, was used to fund investment purchases in excess of principal paydowns in the amount of $17.6 million and repay $1.5 million in federal funds purchased.

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

Recent and Future Accounting Considerations

In October 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 147, “Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9. The Statement requires that acquisitions of financial institutions be accounted for under the purchase method of accounting in accordance with Statement 141, “Business Combinations” and Statement 142, “Goodwill and Other Intangible Assets.” Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair market value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. The provisions of this Statement relating to the application of the purchase method of accounting are effective for acquisitions initiated on or after October 1, 2002. The provisions of this Statement relating to accounting for intangible assets are effective on October 1, 2002.

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

Item 3.    Controls and Procedures.

Within 90 days prior to the date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, including internal controls and procedures for financial reporting. Our principal executive officer and principal financial officer supervised this evaluation and concluded that our disclosure controls and procedures are effective. Subsequent to this evaluation, (i) there have not been any significant changes to our internal controls or other factors that could significantly affect our disclosure controls or procedures and (ii) we have not taken any corrective actions with respect to our disclosure controls and procedures to correct any significant deficiencies or weaknesses.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goal under every potential condition, regardless of how remote. In addition, the operation of any system of controls and procedures is dependent upon the employees responsible for executing it. While we have evaluated the operation of our disclosure controls and procedures and found them effective, there can be no assurance that they will succeed in every instance to achieve their objective.

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	The Company filed the following exhibits for the quarter ended September 30, 2002:

Exhibits:

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on form S-1, as amended).

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

*10.14	Valley Bank Supplemental Retirement Plan effective January 1, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

*10.15	Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson

22	Proxy Statement for the 2002 Annual Meeting of Shareholders (incorporated herein by reference to Valley Financial Corporation’s Proxy Statement filed on Schedule 14A on March 28, 2002).

* Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-QSB pursuant to
Item 13(a).

(b)	Reports on Form 8-K filed during the last quarter of the period covered by this report:

The Company filed two reports on Form 8-K during the quarter ended September 30, 2002. The first report, dated July 26, 2002, reported the Company’s consolidated financial results for the quarter ended June 30, 2002. The second report, dated August 14, 2002, reported that Valley Financial Corporation furnished to the Securities and Exchange Commission the certification of its Chief Executive Officer and its Chief Financial Officer with respect to Form 10-QSB for the period ended June 30, 2002 as required by the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

November 14, 2002	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief Executive Officer

November 14, 2002	/s/ A. Wayne Lewis
Date	A. Wayne Lewis, Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Ellis L. Gutshall, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Valley Financial Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ Ellis L. Gutshall
President and Chief Executive Officer

CERTIFICATIONS

I, A. Wayne Lewis, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Valley Financial Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ A. Wayne Lewis
Executive Vice-President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

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

10.13
Lease agreement for office space dated September 20, 1996, by and between Valley Bank, N.A. and Betty J. Burrows (incorporated herin by reference to Exhibit No. 10.13 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

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

10.14	Valley Bank Supplemental Retirement Plan effective January 1, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

10.15	Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson.

22	Proxy Statement for the 2002 Annual Meeting of Shareholders (incorporated herein by reference to Valley Financial Corporation’s Proxy Statement filed on Schedule 14A on March 28, 2002).