Form 10KSB
period 2002-12-31
VALLEY FINANCIAL CORP /VA/
filed 2003-03-31
CIK 921590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $14,579,000.

The aggregate market value of the voting stock held by non-affiliates of the Company (1,210,777 shares) based on the $14.50 per share last trade price quoted by the OTC Bulletin Board on March 15, 2003 was $17,556,267. At March 15, 2003 1,828,737 shares of the registrant's common stock were issued and outstanding.

                      Documents incorporated by reference:

The issuer's Proxy Statement dated March 18, 2003 is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11 and 12.

Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                                ----     -----

                          VALLEY FINANCIAL CORPORATION
                                   FORM 10-KSB
                                December 31, 2002

                                      INDEX

PART I.
     Item  1.  Description of Business.                                3
     Item  2.  Description of Property.                               14
     Item  3.  Legal Proceedings.                                     15
     Item  4.  Submission of Matters to a Vote of Security Holders.   15

PART II.
     Item  5.  Market for Common Equity and Related                   16
               Stockholder Matters.
     Item  6.  Management's Discussion and Analysis or Plan           18
               of Operation.
     Item  7.  Financial Statements.                                  45
     Item  8.  Changes in and Disagreements With Accountants on       72
               Accounting and Financial Disclosure.

PART III.
     Item 9. Directors, Executive Officers, Promoters and Control 72 Persons; Compliance with Section 16(a) of the
               Exchange Act.
     Item 10.  Executive Compensation.                                72
     Item 11.  Security Ownership of Certain Beneficial Owners and    72
               Management.
     Item 12.  Certain Relationships and Related Transactions.        72
     Item 13.  Exhibits and Reports on Form 8-K.                      73
     Item 14.  Controls and Procedures                                76

SIGNATURES                                                            77

EXHIBIT INDEX                                                         81

                                     PART I.

Item 1. Description of Business.

        Valley Financial Corporation (the "Company") was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of Valley Bank (the "Bank"). Effective October 16, 2002, Valley Bank established VB Investments, LLC as a wholly-owned subsidiary of the Bank to be a limited partner in Grandin Theatre, LP. The establishment of the subsidiary gives the Bank the right to utilize certain federal and state tax credits. The Bank opened for business on May 15, 1995 at its main office in the City of Roanoke, opened its second office on September 11, 1995 in the County of Roanoke, its third office on January 15, 1997 in the City of Roanoke, its fourth office in the City of Salem on April 5, 1999, its fifth office in the City of Roanoke on May 7, 2001, and its sixth office in County of Roanoke on May 20, 2002. The Bank is scheduled to open its seventh office in the City of Roanoke in the summer of 2003.

        The Bank operates under a state charter issued by the Commonwealth of Virginia, and engages in the business of commercial banking. Its deposits are insured by the FDIC and it is a member of the Federal Reserve System. The Company presently engages in no business other than owning and managing the Bank.

Location and Service Area

        The Bank's primary service area consists of the cities of Roanoke and Salem and Roanoke County, Virginia where it conducts a general commercial banking business while emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals. The Bank operates from its main office at 36 Church Avenue, SW in the City of Roanoke, and its branch offices at 4467 Starkey Road, SW in the County of Roanoke, 2203 Crystal Spring Avenue, SW in the City of Roanoke, 8 East Main Street in the City of Salem, 1518 Hershberger Road in the City of Roanoke, and 1003 Hardy Road in the County of Roanoke. The Bank is scheduled to open its seventh office at 3844 Keagy Road, SW in the City of Roanoke in the summer of 2003.

        The Roanoke Metropolitan Statistical Area is the regional center for southwest Virginia, and is located approximately 165 miles west of Richmond, Virginia, 178 miles northwest of Charlotte, North Carolina, 178 miles east of Charleston, West Virginia and 222 miles southwest of Washington, D.C. Hollins University and Roanoke College, with student enrollments of approximately 800 and 1,700, respectively, are located in the Roanoke MSA. Virginia Polytechnic Institute & State University and Radford University, with student bodies of some 25,000 and 8,000, respectively, are approximately a 45-minute drive away.

        The population in the Roanoke MSA was estimated at 235,932 per the 2000 Census. The Roanoke MSA's growth typically is slower than that in the Commonwealth overall and in other key Virginia markets in particular, and the Virginia Employment Commission reported that from December 2001 through December 2002 the number of jobs in the Roanoke MSA decreased 1.8%, compared with a 0.003% increase for the state as a whole. The Roanoke MSA had an unemployment rate of 3.1% in December 2002, compared with 5.7% nationally and 3.6% for Virginia.

        The Roanoke MSA operated 6,887 businesses at December 31, 2001(the latest information available). The business community in the Roanoke MSA is well diversified by industry group. The principal components of the economy are retail trade, services, transportation, manufacturing and finance, insurance and real estate. The Roanoke MSA's position as a regional center creates a strong medical, legal and business professional community. Carilion Health System, Lewis-Gale Hospital, and the Veterans Administration Hospital are among Roanoke's largest employers. Other large employers include Norfolk Southern Corporation, General Electric Co., First Union Corporation, The Kroger Co., and American Electric Power.

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

        The Bank additionally offers a full range of short to medium term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. The Bank also originates and holds mortgage loans and real estate construction and acquisition loans.

        The Bank's lending activities are subject to a variety of lending limits imposed by state and federal laws and regulations. In general the Bank is subject to a loan-to-one borrower limit of an amount equal to 15% of the total of the Bank's unimpaired capital, surplus, and allowance for loan loss. The Bank may not make any extensions of credit to any director, executive officer, or principal shareholder of the Bank or the Company, or to any related interest of such person, unless the extension of credit is approved by the Board of Directors of the Bank and is made on terms not more favorable to such person than would be available to an unaffiliated party.

        Other Bank services include safe deposit boxes, certain cash management services including overnight repurchase agreements, merchant purchase and management programs, travelers checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. The Bank operates five proprietary ATM's and is associated with the Honor, Cirrus and The Exchange shared networks of automated teller machines that may be used by Bank customers throughout Virginia and other regions. The Bank also offers VISA and MasterCard credit card services as well as a debit-check card.

        The Bank has no immediate plans to exercise trust powers. The Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of its primary regulators, the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission, before exercise of trust powers.

        In May 2002 the Bank introduced a transactional Internet-based banking product. This product allows customers to view account balances, see account history, make transfers between accounts, and pay bills online, along with may other features. Business customers also have access to a number of online cash management and treasury functions.

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

        The Bank's market area is a highly concentrated, highly branched banking market. As of June 30, 2002 there were fourteen commercial banks and savings associations operating a total of 119 offices in the Roanoke MSA. Currently, the Bank, Bank of Botetourt and Bank of Fincastle are the only locally owned and operated commercial banks. Most competitors are subsidiaries of holding companies headquartered in North Carolina, Georgia, Tennessee, and Northern Virginia. In addition, three out-of-town Virginia based community banks have offices in the Bank's market area.

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

Employees

        At December 31, 2002 the Bank had sixty-six full-time employees and two part-time employees, including its officers. The Company does not have any regular employees other than its officers.

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

        In order for a bank holding company to qualify as a financial holding company, all of its depository subsidiaries (i.e., banks and thrifts) must be well capitalized and well managed, and must meet their Community Reinvestment Act obligations, as explained below. The bank holding company also must declare its intention to become a financial holding company to the Federal Reserve and certify that it meets the requirements. Banks and thrifts acquired by a financial holding company within 12 months prior to the date on which the election is filed may be excluded from this test if they have less than a satisfactory CRA rating, but they must submit a plan to the applicable federal banking agency describing how the CRA rating will be brought into conformance.

        Financial holding company powers that are either specified in the statue or have been determined by the Federal Reserve to be financial in nature include the following:

     .    underwriting insurance or annuities;
     .    providing financial or investment advice;
     .    underwriting, dealing in, or making markets in securities;
     .    merchant banking, subject to limitations on size and capital restrictions;
     .    insurance portfolio investing, subject to limitations; and
     . any other activities previously found to be closely related to banking by the Federal Reserve.

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

        The Company may elect to become a financial holding company under the terms of this new law. The Company is unable to predict the impact of this new law on its competition or operations at this time.

        Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") was signed into law. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934, including the Company. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although the Company anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, the Company does not expect that such compliance will have a material impact on the Company's or the Bank's results of operations or financial condition.

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

        The FDIC establishes rates for the payment of premiums by federally insured banks for deposit insurance. A Bank Insurance Fund (the "BIF") is maintained for commercial banks with insurance premiums from the industry used to offset losses from insurance payouts when banks fail. Also, the Bank is charged a deposit-based assessment by the FDIC in connection with the so-called FICO bonds issued by the federal government to finance the savings and loan industry bailout. The total BIF and FICO assessment combined was approximately $25,000 in 2002. Future deposit insurance premiums will vary with the strength of the banking industry, the level of the BIF insurance fund and the Bank's individual risk rating as determined by the FDIC, and there can be no assurance that premiums will remain at their current level.

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

         Dividends. During 2002, the Company had no significant revenue, as its investments were downstreamed to the Bank on April 20, 2001. At a future point in time, it will be necessary for the Bank to pay dividends to the Company. The amount of dividends that may be paid by the Bank to the Company will depend on the Bank's earnings and capital position and is limited by state law, regulations and policies. A Virginia bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand, after providing for all expenses, losses, interest and taxes accrued, or due by the Bank. Before any dividend is declared, any deficit in capital funds originally paid in must have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in capital of the bank. To ascertain the net undivided profits before any dividend shall be declared, all debts due to the bank on which interest is past due and unpaid for a period of twelve months, unless they are well secured and in process of collection, are deducted from the undivided profits in addition to all expenses, losses, interest and taxes accrued, and the balance is deemed to be the net undivided profits. The Virginia State Corporation Commission may limit or approve the payment of dividends by the board of directors of any bank when the Commission determines that the limitation or approval is warranted by the financial condition of the bank. The Company does not anticipate paying cash dividends to shareholders in the near term. See "Capital Regulations" below, "Item 5. Market for Common Equity and Related Stockholder Matters" and Note 15 to the Consolidated Financial Statements.

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

         At December 31, 2002 the Company and the Bank had the following risk-based capital and leverage ratios relative to regulatory minimums:

                        Ratio            Company          Bank         Minimum
                        -----            -------          ----         -------
                        Tier 1            9.3%            9.2%           4%

                        Total            10.3%           10.2%           8%

                        Leverage          7.7%            7.6%           4%

         The regulations define five categories of compliance with regulatory capital requirements, ranging from "well capitalized" to "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2002 the Company and the Bank qualified as "well-capitalized" institutions (see Note 15 to the Consolidated Financial Statements).

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

         International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. On October 26, 2001 the USA Patriot Act was signed into law. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "IMLAFA"). IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. IMLAFA requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions' operations. The Company does not expect that compliance with IMLAFA will have a material impact on the Company's or the Bank's results of operations or financial condition.

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

Item 2.  Description of Property.

         The Bank's main office is located in a seven-story office building at 36 Church Avenue, S.W., in downtown Roanoke, Virginia 24011. At December 31, 2002 the Bank leased approximately 8,148 square feet of recently-renovated office space on the first floor of this facility. The lease commenced April 1, 1995 and had an initial base term of five years, which expired December 31, 1999. The lease was renewed on December 23, 1999 for the period beginning January 1, 2000 and ending December 31, 2004 with options to renew for two additional five-year terms at the end of the December 31, 2004 extension period. Annual base rent on the leased space is $90,607 payable in equal monthly installments of $7,551. The Bank also is responsible for paying a pro rata share of certain operating costs associated with the leased space.

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

         The cost of the leasehold improvements to the Church Avenue leased premises, net of accumulated amortization, was $89,762 at December 31, 2002.

         The Bank's Starkey Road office is a 2,700 square foot building constructed in 1995 on a one-acre site at 4467 Starkey Road in southwest Roanoke County (Tanglewood Mall area). The Company acquired the site for cash in the amount of $272,250 and the total land cost after all necessary grading and closing costs is $292,376. The total cost of the building, net of accumulated depreciation, was $360,564 at December 31, 2002.

         The Bank's South Roanoke office is a 914 square foot facility that the Bank leased at a 2002 annual rate of $12,300, payable in equal monthly installments of $1,025. For 2003, the annual rental has increased to $12,720 payable in equal monthly installments of $1,060. The Bank is also responsible for utilities. The lease commenced January 1, 1997 and has an initial term of twelve years with one five-year renewal option. The cost of leasehold improvements to the leased premises, net of accumulated amortization, was $5,816 at December 31, 2002.

         The Bank's Salem office is a newly-constructed Colonial Williamsburg style building with two floors containing 6,000 square feet, of which the Bank occupies the first story and leases the second story. The structure is located on an approximately one-half acre site at 8 East Main Street in the City of Salem. The Company acquired the land for a contract price of $325,000 and the total land cost after all necessary grading, structure removal, and closing costs is $361,839. The total cost of the facility construction, net of accumulated depreciation, was $687,073 at December 31, 2002. Total monthly rental income from leasing the second story is $2,356, which directly reduces occupancy expense.

         The Bank's Hershberger Road office is a 2,400 square foot building on a one-acre site at 1518 Hershberger Road in the City of Roanoke (Crossroads Mall area). The land with the existing branch was purchased from First Union National Bank in September 2000. The Bank acquired the property for a contract price of $485,000. The branch was renovated and opened on May 7, 2001. Of the original contract price, the cost allocated to the land is $299,151. The total cost allocated to the building, including all renovation costs, net of accumulated depreciation, was $416,604 at December 31, 2002.

         The Bank's Vinton office is a 2,950 square foot building on an .8-acre site at 1003 Hardy Road (Vinton) in the County of Roanoke. The land was purchased on August 1, 2001 for a contract price of $280,000. The branch was constructed and opened on May 20, 2002. The total land cost after all necessary grading, structure removal, and closing costs is $292,196. The total cost of the facility construction, net of accumulated depreciation, was $655,726 at December 31, 2002.

         The Bank purchased a parcel of land on Keagy Road (Lewis-Gale area) in the City of Roanoke on December 28, 2001 for the purpose of opening a branch. The land was acquired for a contract price of $375,000. The branch is anticipated to open in the summer of 2003.

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

                                    PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

         Market information. The Company's Articles of Incorporation authorize it to issue up to 10,000,000 shares of Common Stock, no par value, of which 1,828,737 shares were issued and outstanding at March 15, 2003.

         The Common Stock is quoted under the symbol VYFC on the OTC Bulletin Board, an electronic quotation and trade reporting service of the National Association of Securities Dealers. According to information obtained by Company management and believed to be reliable, the quarterly range of closing prices per share (adjusted for the 3-for-2 stock split declared April 24, 2002) for the Common Stock during the last two fiscal years was as follows:

                  2002      Quarter Ended      High Close      Low Close

                              03/31/02           $12.00         $10.33
                              06/30/02           $13.50         $10.73
                              09/30/02           $13.25         $11.60
                              12/31/02           $15.10         $11.68

                  2001      Quarter Ended      High Close      Low Close

                              03/31/01           $11.00         $10.13
                              06/30/01           $11.67         $10.00
                              09/30/01           $10.83         $ 8.17
                              12/31/01           $11.50         $ 8.67

         Holders. At March 15, 2003 there were approximately 463 holders of record of the Company's outstanding Common Stock.

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

         Securities authorized for issuance under equity compensation plans.

                                    Equity Compensation Plan Information

Plan category                              Number of securities    Weighted-average           Number of securities
                                           to be issued upon       exercise price of          remaining available for
                                           exercise of             outstanding options,       future issuance under equity
                                           outstanding options,    warrants, and rights       compensation plans
                                           warrants and rights                                (excluding securities
                                                                                              reflected in column (a))
  ======================================   ======================   =======================   =============================
Valley Financial Corporation Incentive                    130,544                     $9.40                          25,381
Stock Plan (approved by security holders)

Individual Stock Option Agreements                         81,998                     $6.35                               0
(approved by security holders)

Equity Compensation plans not approved                          0                     $0.00                               0
by security holders
                                           ----------------------                             -----------------------------
Total                                                     212,542                                                    25,381
                                           ======================                             =============================

         As of December 31, 2002 there were no compensation plans, including individual compensation arrangements, under which equity securities of the Company are authorized for issuance that have not been approved by a vote of security holders.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following is management's discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2002 and 2001. The discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

Critical Accounting Policies

      The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The notes to the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 contain a summary of its significant accounting policies. Management believes the Company's policy, with respect to the methodology for the determination of the allowance for loan losses, involves a higher degree of complexity and requires management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, the Company considers the policy related to this area as critical.

      The allowance for loan losses is an estimate of the losses that may be sustained in the Company's loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards ("SFAS") 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market, and the loan balance.

      The Company's allowance for loan losses has two basic components: (i) the formula allowance, and (ii) the specific allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and, as a result, could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance used various techniques to arrive at an estimate of loss. Historical loss information, expected cash flows and fair market value of collateral are used to estimate these losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. Prevailing economic conditions are also considered in the provision calculation. The allowance for loan losses is evaluated on a regular basis by management.

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

Overview

         The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995. In July 1995, the Company completed its initial public offering of 964,040 shares (1,518,363 shares after the effects of the 1.05 for 1 stock split declared January 20, 2000 and the 3 for 2 stock split declared April 24, 2002) of its common stock, no par value, at a price of $10.00 per share ($6.35 per share after the effects of the 1.05 for 1 stock split declared January 20, 2000 and the 3 for 2 stock split declared April 24, 2002). The Offering resulted in gross proceeds to the Company of $9.6 million, reduced by $551,000 of direct stock issuance costs associated with the offering, for net proceeds of $9.1 million. The Company completed its second stock offering effective November 17, 2000. The secondary offering resulted in gross proceeds to the Company of $3.3 million, reduced by $122,000 direct stock issuance costs associated with the offering, for net proceeds of $3.2 million. Of the proceeds of the secondary offering, $2.3 million was used to re-pay a subordinated capital note initiated as of June 30, 2000, with the remainder used to purchase investment securities at the Company level. The Company's investment in the Bank was $18.8 million as of December 31, 2002.

         Total assets at December 31, 2002 were $248.8 million, up $54.9 million or 28.3% from $193.9 million at December 31, 2001. The principal components of the Company's assets at the end of the period were $22.2 million in securities available-for-sale, including restricted equity securities, $20.2 million in securities held to maturity, and $185.7 million in gross loans.

         Total liabilities at December 31, 2002 were $229.8 million, up from $177.6 million at December 31, 2001, an increase of $52.2 million or 29.4%. Deposits increased $43.3 million or 31.2% to $182.2 million over the $138.9 million level at December 31, 2001. The remainder of the increase was primarily due to an increase in the overnight repurchase agreement program with appropriate commercial customers in the amount of $2.6 million, an increase in Federal Home Loan Bank advances in the amount of $10.0 million, offset by a decrease in federal funds purchased in the amount of $3.8 million.

         Total shareholders' equity at December 31, 2002 was $19.0 million, consisting of $9.1 million in net proceeds from the Company's initial public offering, $3.2 million in net proceeds from the Company's secondary offering, $68,000 in proceeds from the exercise of stock options, increased by retained earnings of $6.4 million and including $302,000 of unrealized gains on securities available-for-sale, net of related deferred tax expense. Exclusive of the unrealized losses on securities available-for-sale, shareholders' equity was $18.7 million at December 31, 2002. At December 31, 2001 total shareholders' equity was $16.3 million. Exclusive of unrealized losses on securities available-for-sale, shareholders' equity was $16.4 million at December 31, 2001.

         The Company had net income of $2.3 million for the year ended December 31, 2002 compared with $1.7 million for the year ended December 31, 2001, an increase of 35.3%. An improved net interest margin combined with increased noninterest income, offset by increases in noninterest expense in all major categories, contributed to the 35.3% increase for calendar year 2002.

         Profitability as measured by the Company's return on average assets ("ROA") was 1.0% in 2002 and return on average equity ("ROE") was 12.9% in 2002. The ROA and ROE ratios were 1.0% and 11.1% in 2001, respectively. The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.

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

         Net interest income was $8.3 million for 2002 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income increased $2.1 million or 33.9% over the $6.2 million level in 2001. Total interest income was $13.7 million for 2002 as compared to $13.0 million in 2001, an increase of $700,000 or 5.4%. This increase is attributable to the Bank's reinvestment of funding growth into loans and securities. Total interest expense was $5.5 million for 2002 as compared to $6.7 million in 2001, a decrease of $1.2 million or 17.9%. The net interest margin on a fully taxable equivalent basis was 4.1% for the year ended 2002 as compared to 3.9% for the year ended 2001. The Bank produced the .2% margin increase by working diligently throughout 2002 and 2001 to reprice deposits significantly downward and by restructuring the investment portfolio to shorten maturities and to obtain a more attractive yield. The yield on average loans actually decreased by 1.5% to 7.0% from its level of 8.5% in 2001, as approximately one-third of the loan portfolio is variable rate. The Bank's overall yield on earning assets was 6.7% for the year ended 2002, as compared to 8.0% for the prior year ended 2001.

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

                  NET INTEREST INCOME AND AVERAGE BALANCES (1)
                                 (000's omitted)

                                                                    Years Ended December 31
                                                                    -----------------------
                                                            2002                                2001
                                                            ----                                ----
                                             Average      Interest    Rate       Average      Interest     Rate
Assets                                       Balance       Income    Earned      Balance       Income     Earned
                                             -------      --------  --------    ---------     --------     ------
Interest-earning assets:
  Loans (2)(5)                              $ 166,097        11,685    7.04%    $ 128,098        10,852    8.47%
  Investment securities
    Taxable                                    31,516         1,659    5.26%       27,242         1,740    6.39%
    Nontaxable(3)                               7,993           550    6.88%        6,922           503    7.27%
  Money market investments                      2,273            35    1.54%        1,420            45    3.17%
                                           ----------     ---------             ---------     ---------
Total interest-earning assets                 207,879        13,929    6.70%      163,682        13,140    8.03%

Other Assets:

Reserve for loan losses                        (1,768)                             (1,290)
Cash and due from banks                         6,350                               4,279
Premises and equipment, net                     4,652                               3,456
Other assets, net                               4,781                               1,570
                                            ---------                           ---------
Total assets                                $ 221,894                           $ 171,697
                                            =========                           =========


                                                                     Years Ended December 31
                                                                     -----------------------
                                                             2002                               2001
                                                             ----                               ----
Liabilities and Shareholders'               Average        Interest   Rate       Average      Interest     Rate
Equity                                      Balance        Expense    Paid       Balance      Expense      Paid
                                           ---------       --------  ------      -------      ---------    ----
Interest-bearing liabilities:
  Savings, NOW and MMA                      $  32,658           378    1.16%     $ 30,369           703    2.31%
  Time Deposits                               106,162         3,645    3.43%       84,531         4,966    5.87%
  Repurchase agreements                         5,573            73    1.31%        4,880           155    3.18%
  FHLB advances                                33,397         1,354    4.05%       15,712           870    5.54%
  Other borrowings                                880            18    2.05%        1,288            54    4.19%
                                            ---------     ---------              --------     ---------
Total interest-bearing liabilities            178,670         5,468    3.06%      136,780         6,748    4.93%

Noninterest-bearing liabilities:
  Demand deposits                              24,110                              17,499
  Other liabilities                             1,593                               1,926
                                            ---------                            --------
Total liabilities                             204,373                             156,205

Shareholders' equity, exclusive of
unrealized gains/losses on securities          17,521                              15,492
                                            ---------                            --------

Total liabilities and shareholders' equity  $ 221,894                            $171,697
                                            =========                            ========

Net interest income                                       $   8,461                              $6,392
                                                          =========                              ======
Net interest margin (4)                                                4.07%                               3.91%
                                                                      =====                                ====

Legends for the table are as follows:

(1) Averages are daily averages.
(2) Loan interest income includes loan fees of $1.3 million and $1.1 million for the years ended 2002 and 2001, respectively.
(3) Nontaxable interest income is adjusted to its fully taxable equivalent basis using a federal tax rate of 34 percent.
(4) The net interest margin is calculated by dividing net interest income (tax equivalent basis) by average total earning assets.
(5) Non-accrual loans are included in the above yield calculation.

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

                              RATE/VOLUME ANALYSIS
                                 (000's omitted)

                                                                Year Ended December 31,
                                                                2002 compared to 2001
                                                                ---------------------
                                                         Volume          Rate         Net
                                                         ------          ----         ---
Interest earned on interest-earning assets:
Loans                                                    $1,957      $(1,124)     $   833
Investment securities:
       Taxable                                              653         (734)         (81)
       Nontaxable                                            71          (24)          47
Money market investments                                    (69)          59          (10)
                                                         ------      -------      -------
Total interest earned on interest-earning assets          2,612       (1,823)         789
                                                         ------      -------      -------

Interest paid on interest-bearing liabilities:
Savings, NOW, and money markets                              58         (383)        (325)
Time Deposits                                             2,115       (3,436)      (1,321)
FHLB Borrowings                                             633         (149)         484
Securities sold under agreements to repurchase               26         (108)         (82)
Other Borrowings                                            (14)         (22)         (36)
                                                         ------      -------      -------
Total interest paid on interest-bearing liabilities       2,818       (4,098)      (1,280)
                                                         ------      -------      -------
Change in net interest income                            $ (206)     $ 2,275      $ 2,069
                                                         ======      =======      =======

                                                                      Year Ended December 31,
                                                                      2001 compared to 2000
                                                                      ---------------------
                                                                 Volume         Rate         Net
                                                                 ------         ----         ---
Interest earned on interest-earning assets:
Loans                                                            $1,960        $ (564)      $1,396
Investment securities:
       Taxable                                                      (96)          (24)        (120)
       Nontaxable                                                   (91)            -          (91)
Money market investments                                             16           (51)         (35)
                                                                 ------        ------       ------
Total interest earned on interest-earning assets                  1,789          (639)       1,150
                                                                 ------        ------       ------

Interest paid on interest-bearing liabilities:
Savings, NOW, and money markets                                      (6)         (292)        (298)
Time Deposits                                                       674           (35)         639
FHLB Borrowings                                                     321           (21)         300
Securities sold under agreements to repurchase                       10            (6)           4
Subordinated capital note                                           (73)            -          (73)
Other Borrowings                                                   (129)            -         (129)
                                                                 ------        ------       ------
Total interest paid on interest-bearing liabilities                 797          (354)         443
                                                                 ------        ------       ------
Change in net interest income                                    $  992        $ (285)      $  707
                                                                 ======        ======       ======

Noninterest Income

         Noninterest income of $837,000 in 2002 consisted of service charges and fees on accounts, securities gains and losses in the amount of $34,000, income earned on bank owned life insurance, and other miscellaneous income, and represented an increase of $225,000 or 36.8% over the 2001 level of $612,000. Securities gains and losses were $98,000 in 2001. Exclusive of securities gains and losses, noninterest income increased $289,000 or 56.2% in 2002 over its 2001 level. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

Noninterest Expense

         Noninterest expense for 2002 was $5.4 million, an increase of $1.3 million or 31.7% over the $4.1 million level in 2001. Noninterest expense in 2002 includeds costs associated with the opening of the Bank's Vinton office on May 20, 2002. Noninterest expense in 2001 includes costs associated with the opening of the Bank's Hershberger Road office on May 7, 2001. All major categories experienced increases due to growth and expansion. Noninterest expenses are expected to continue to increase in future years as a direct result of business growth and expansion.

Income Taxes

         During 2002 and 2001 the Company recorded federal income tax provision in the amounts of $871,000 and $738,000, respectively. The anticipated federal income tax liability equates to an effective tax rate of 27.8% and 30.1%, respectively. The effective tax rate differs from the statutory rate of 34 percent primarily due to tax-exempt interest income on municipal securities, net of disallowance and tax-exempt income earned on bank owned life insurance.

Earning Assets

         Average earning assets were $207.9 million at December 31, 2002 as compared to $163.7 million as of December 31, 2001, an increase of $44.2 million, or 27.0%. Total average earning assets were 93.7% of total average assets at December 31, 2002 as compared to 95.3% at December 31, 2001. Average loans represented the largest component of average earning assets and increased 29.7% to $166.1 million at December 31, 2002, up from $128.1 million as of December 31, 2001. Average loans were 79.9% and 74.9% of average earning assets and average total assets as of December 31, 2002 as compared to 78.3% and 74.6%, respectively one year earlier. Average investment securities, both taxable and nontaxable, increased 15.5% to $39.5 million, up from $34.2 million as of December 31, 2001. Average investment securities were 19.0% and 17.8% of average earning assets and average total assets as of December 31, 2002, as compared to 20.9% and 19.9%, respectively one year earlier.

         A summary of average assets as of December 31, 2002 and 2001 is shown in the following table.

                                AVERAGE ASSET MIX
                                 (000's omitted)

                                      December 31, 2002          December 31, 2001
                                      -----------------          -----------------
                                      Average                    Average
                                      Balance   Percent          Balance     Percent
                                      -------   -------          -------     -------
Earning assets:
Loans, total                         $166,097      74.9%        $ 128,098       74.6%
Investment securities:
  Taxable                              31,516      14.2            27,242       15.9
  Nontaxable                            7,993       3.6             6,922        4.0
Money market investments                2,273       1.0             1,420         .8
                                     --------   -------         ---------    -------
    Total earning assets              207,879      93.7           163,682       95.3
                                     --------   -------         ---------    -------

Non-earning assets:
Cash and due from banks                 6,350       2.9             4,279        2.5
Premises and equipment                  4,652       2.1             3,456        2.0
Reserve for loan losses                (1,768)      (.8)           (1,290)       (.7)
Other assets                            4,781       2.1             1,570         .9
                                     --------   -------         ---------    -------
    Total non-earning assets           14,015       6.3             8,015        4.7
                                     --------   -------         ---------    -------
           Total assets              $221,894     100.0%        $ 171,697      100.0%
                                     ========   =======         =========    =======

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

     Investment securities (available for sale and held to maturity), including restricted equity securities, at December 31, 2002 were $42.4 million, an increase of $9.1 million or 27.3% from their level of $33.3 million on December 31, 2001. The increase of $9.1 million is primarily due to purchases in the amount of $32.4 million, offset by principal repayments, called proceeds, and sales in the amount of $23.8 million. An increase in unrealized gains on securities on the available for sale portfolio, which is carried at approximate fair market value, in the amount of $615,000 contributed to the remainder of the increase.

     The following table presents the composition of securities available for sale, which are carried at approximate market value at December 31, 2002 and December 31, 2001.

                     AVAILABLE FOR SALE INVESTMENT PORTFOLIO
                              CATEGORY DISTRIBUTION
                                 (000's omitted)

                                             December 31, 2002           December 31, 2001
                                             -----------------           -----------------
                                         Amortized    Approximate     Amortized  Approximate
                                           Cost       Fair Values        Cost    Fair Values
                                           ----       -----------        ----    -----------
Securities available for sale:

U.S. Treasury                           $   199         $   205         $   198      $   205


U.S. Government agencies                  2,399           2,416           3,174        3,123

Mortgage-backed securities                4,736           4,914           5,817        5,851
Collateralized mortgage obligations       2,874           2,886          16,711       16,628

States and political subdivisions         9,094           9,339           4,796        4,734

Corporate debt securities                     -               -             800          797
                                        -------         -------         -------      -------
Total securities available for sale     $19,302         $19,760         $31,496      $31,338
                                        =======         =======         =======      =======

     The following table sets forth the composition of securities held to maturity, which are carried at amortized cost at December 31, 2002 and December 31, 2001.

                      HELD TO MATURITY INVESTMENT PORTFOLIO
                              CATEGORY DISTRIBUTION
                                 (000's omitted)

                                               December 31, 2002                December 31, 2001
                                               -----------------                -----------------
                                           Amortized      Approximate       Amortized       Approximate
                                              Cost        Fair Values          Cost         Fair Values
                                              ----        -----------          ----         -----------
Mortgage-backed securities                    10,851            10,844               -              -
Collateralized mortgage obligations            3,779             3,826               -              -

States and political subdivisions              5,588             5,450               -              -
                                             -------           -------        --------        -------
Total securities held to maturity            $20,218           $20,120        $      -        $     -
                                             =======           =======        ========        =======

     The following table presents the maturity ranges of securities available for sale as of December 31, 2002 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.


                  INVESTMENT PORTFOLIO - MATURITY DISTRIBUTION
                                 (000's omitted)

                                                                        December 31, 2002
                                                                        -----------------
Available-for-sale                                             Amortized Costs    Fair Value  Yield
------------------                                             ---------------    ----------  -----
U.S. Treasury securities and obligations of U.S.
     Government corporations:
            Within one year                                            $   199     $   205     4.7%
            After five but within ten years                              1,936       1,954     5.8%
            After ten years                                                463         462     1.2%

Obligations of states and subdivisions:
            Within one year                                                100         101     7.4%
            After one but within five years                                622         640     5.8%
            After five but within ten years                              2,654       2,736     6.8%
            After ten years                                              5,718       5,862     7.0%

Mortgage-backed securities                                               4,736       4,914     5.6%
Collateralized mortgage obligations                                      2,874       2,886     5.5%
                                                                       -------     -------
Total available-for-sale                                               $19,302     $19,760     6.1%
                                                                       =======     =======

                                                         Amortized Costs      Fair Value     Yield
                                                         ---------------      ----------     -----
Total Securities by Maturity Period*
-----------------------------------
Within one year                                                  $   299         $   306       5.6%
After one but within five years                                      622             640       5.8%
After five but within ten years                                    4,590           4,690       6.4%
After ten years                                                    6,181           6,324       6.6%
Mortgage-backed securities                                         4,736           4,914       5.6%
Collateralized mortgage obligations                                2,874           2,886       5.5%
                                                                 -------         -------
Total by Maturity Period                                         $19,302         $19,760       6.1%
                                                                 =======         =======

     *Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

     The following table presents the maturity ranges of securities held to maturity as of December 31, 2002 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

                  INVESTMENT PORTFOLIO - MATURITY DISTRIBUTION
                                 (000's omitted)

                                                                            December 31, 2002
                                                                            -----------------
Held to maturity*                                            Amortized Costs         Fair Value     Yield
-----------------                                            ---------------         ----------     -----
Obligations of states and subdivisions:
               After ten years                                         5,588              5,450       6.1%

Mortgage-backed securities                                            10,851             10,844       4.2%
Collateralized mortgage obligations                                    3,779              3,826       4.8%
                                                                     -------            -------
Total held to maturity                                               $20,218            $20,120       4.8%
                                                                     =======            =======

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

     The Company's total gross loans were $185.7 million at December 31, 2002, an increase of $38.1 million or 25.8% from the $147.6 million reported one year earlier. The Company's ratio of total loans to total funding sources (customer deposits, securities sold under agreements to repurchase, federal funds purchased and Federal Home Loan Bank advances) stood at 81.4% at December 31, 2002 and 83.9% at December 31, 2001. Management seeks to maintain the ratio of loans to funding sources at a maximum of 85%.

     The following table summarizes the loan portfolio by category as of the years ended December 31, 2002 and 2001.

                             LOAN PORTFOLIO SUMMARY
                                 (000's omitted)

                                                       2002            2001
                                                       ----            ----
          Commercial and industrial                  $ 44,668        $ 35,366
          Commercial real estate                       75,378          60,290
          Real estate construction                     15,727           9,005
          Residential real estate                      23,966          21,482
          Loans to individuals                         25,922          21,430
                                                     --------        --------
          Total loans                                $185,661        $147,573
                                                     ========        ========

     The following table presents maturity information on the loan portfolio based upon scheduled repayments at December 31, 2002.

                                  LOAN MATURITY
                                 (000's omitted)

                                                Due Within        Due One to       Due After
                                                 One Year         Five Years       Five Years         Total
                                                 --------         ----------       ----------         -----
Commercial and industrial                         $29,491           $12,334          $ 2,843        $ 44,668
Commercial real estate                              2,638            59,625           13,115          75,378
Real estate construction                            5,211             4,317            6,199          15,727
Residential real estate                               278            11,718           11,970          23,966
Loans to individuals                                2,300             6,659           16,963          25,922
                                                  -------           -------          -------        --------
Total loans                                       $39,918           $94,653          $51,090        $185,661
                                                  =======           =======          =======        ========

     The following table presents fixed and variable rate loans from the portfolio by category, which are due after one year.

                          FIXED AND VARIABLE RATE LOANS
                                 (000's omitted)

                                                    December 31, 2002
                                                    -----------------
                                            Fixed                        Variable
                                            -----                        --------
                                   Due One to     Due After     Due One to       Due After
                                   Five Years    Five Years     Five Years      Five Years
                                   ----------    ----------     ----------      ----------
Commercial and industrial           $10,272       $ 1,938        $ 2,062         $   905
Commercial real estate               50,009        12,223          9,616             892
Real estate construction              3,866         3,118            451           3,081
Residential real estate              11,285        11,970            433               -
Loans to individuals                  3,489         1,703          3,170          15,260
                                    -------       -------        -------         -------
  Total                             $78,921       $30,952        $15,732         $20,138
                                    =======       =======        =======         =======

Loan Category Analysis

     Commercial Loans. Commercial and industrial loans accounted for 24.1% of the loan portfolio as of December 31, 2002 and stood at $44.7 million versus $35.4 million (24.0% of total loans) at December 31, 2001. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The creditworthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

     Commercial Real Estate Loans. Commercial real estate mortgages represent financing of commercial properties that are secured by real estate, and were 40.6% and 40.8% of total loans at December 31, 2002 and December 31, 2001, respectively. Outstanding loans in this category equaled $75.4 million and $60.3 million at December 31, 2002 and December 31, 2001, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties, and as of December 31, 2002 approximately 55% of these loans are secured in that manner. Such borrowers are generally engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

     Real Estate Construction Loans. Real estate construction loans represent interim financing on residential and commercial properties under construction, and are secured by real estate. Once construction is completed and the loan becomes permanent, the loans are reclassified as commercial real estate loans which are secured by commercial property or residential real estate loans which are secured by first deeds of trust. Outstanding loans in this category totaled $15.7 million (8.5% of total loans) at December 31, 2002 as compared to $9.0 million (6.1% of total loans) at December 31, 2001.

     Residential Real Estate Loans. Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $24.0 million in loans (12.9% of total loans) at December 31, 2002 and $21.5 million in loans (14.6% of total loans) at December 31, 2001. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years and offers a bi-weekly payment option to encourage faster repayment. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

     Loans to Individuals. Loans to individuals include installment loans and home equity lines of credit/loans secured by junior liens on residential real estate. The loan proceeds typically are used to purchase vehicles, finance home remodeling or higher education, or for other consumer purposes. Loans to individuals totaled $25.9 million (13.9% of total loans) at December 31, 2002 and $21.4 million (14.5% of total loans) at December 31, 2001.

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

     A provision for loan losses of $610,000 was provided during 2002, an increase of $309,000 or 102.7% over the $301,000 provided during 2001, in recognition of management's estimate of inherent risks associated with lending activities. Due to the Bank's limited operating history, this estimate is primarily based on industry practices and consideration of local economic factors. The allowance for loan losses was $2.0 million and $1.5 million as of December 31, 2002 and 2001, respectively, and represented approximately 1.1% and 1.0%, respectively, of net loans outstanding (see Note 4 to the Consolidated Financial Statements). A total of $0 in specific reserves is included in the balance of the allowance for loan losses as of December 31, 2002. A total of $30,000 in specific reserves, on one commercial loan customer placed on nonaccrual status in April 1999, is included in the balance of the allowance for loan losses as of December 31, 2001. Of the $30,000 specific reserve at December 31, 2001, $20,000 was accrued during the second quarter of 2000 and $10,000 was accrued during the first quarter of 1999. During the first quarter of 2001, $25,000 of specific reserves accrued during 2000 on a second commercial loan were reversed when the loan was repaid. Additional factors contributing factors to the increase in provision expense are strong year-over-year loan growth in average loans outstanding and management's concern about perceived continuing economic weakness.

     No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about the loan portfolio and other information available to them at the time of their examinations.

     The following table summarizes the loan loss experience for the years ended December 31, 2002 and 2001.

                            ALLOWANCE FOR LOAN LOSSES
                                 (000's omitted)

                                     December 31  December 31
                                        2002         2001
                                        ----         ----
        Balance at January 1          $1,468       $1,190
        Provision for loan losses        610          301
        Recoveries                         0            0
        Charged off loans:
             Commercial Loans            (58)          (7)
             Credit cards                 (3)         (16)
             Loans to individuals         (3)           0
                                      ------       ------
        Balance at December 31        $2,014       $1,468
                                      ======       ======

     The following table summarizes the allocation of the allowance for loan losses for the years ended December 31, 2002 and 2001.

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                 (000's omitted)

                                             December 31, 2002        December 31, 2001
                                             -----------------        -----------------
                                            Amount      Percent      Amount      Percent
                                            ------      -------      ------      -------
Balance at end of period applicable
to:
Commercial and industrial                   $  485       24.1%       $  352        24.0%
Commercial real estate                         818       40.6           599        40.8
Real estate construction                       171        8.5            90         6.1
Residential real estate                        260       12.9           214        14.6
Loans to individuals                           280       13.9           213        14.5
                                            ------     ------        ------      ------
    Total allowance                         $2,014      100.0%       $1,468       100.0%
                                            ======     ======        ======      ======

     During 2002 and 2001, the Company charged off loans in the amounts of $64,000 and $23,000, respectively. From the inception of operations in 1995 through 1998, the Company had no history of charge-offs. The $64,000 in loans charged off in 2002 was comprised of $58,000 in commercial loans, $3,000 in credit card loans, and $3,000 in loans to individuals. The $23,000 in loans charged off in 2001 was comprised of $16,000 in credit cards loans and $7,000 in commercial loans.

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

     Once a quarter the Board of Directors reviews all loans on the Bank's watch list to determine proper action and reporting of any loans identified as substandard by the credit quality review.

     Nonperforming assets at December 31, 2002 and December 31, 2001 are detailed as follows:

                              NONPERFORMING ASSETS
                                 (000's omitted)

                                                   December 31     December 31
                                                      2002            2001
                                                      ----            ----
Nonaccrual loans                                      $  -            $514

Loans past due 90 days or more                         390              25

Restructured loans                                       -               -
                                                      ----            ----
Total nonperforming loans                              390             539
                                                      ----            ----
Foreclosed, repossessed and idled properties           196               -
                                                      ----            ----

    Total nonperforming assets                        $586            $539
                                                      ====            ====

     If the nonaccrual loans disclosed above had performed in accordance with their original terms, additional interest income in the amount of $15,000 and $23,000, would have been recorded for the years ended December 31, 2002 and 2001, respectively.

     There were no restructured loans as of December 31, 2002 or December 31, 2001.

     The total recorded investment in impaired loans was $586,000 and $539,000 for the years ended December 31, 2002 and 2001, respectively. The related loan loss allowance allocated to impaired loans was $0 and $30,000, respectively for the above-referenced time periods. Management believes that the above allocated reserves are adequate for the impaired loans in the Company's portfolio based upon a detailed review of the quality and pledged collateral of each individual loan considered impaired at each of the above-referenced periods.

Other Assets

     The Company's other assets were $4.2 million at December 31, 2002, an increase of $1.1 million over the $3.1 reported one year earlier. An additional purchase of bank owned life insurance on key employees contributed $671,000 of the total increase during 2002. Bank owned life insurance on key employees in the amount of $2.3 million was purchased in the fourth quarter of 2001. Bank owned life insurance comprises a total of $3.2 million of the $4.2 million other assets balance as of December 31, 2002.

Deposits

     The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges and the convenience of banking locations. Competition for deposits is intense from other depository institutions and money market funds, some of which offer interest rates higher than those paid by the Bank. Management attempts to identify and implement pricing and marketing strategies designed to control the overall cost of deposits and to maintain a stable deposit mix. The ratio of certificates of deposit to total deposits increased from 56.1% at December 31, 2001 to 63.5% at December 31, 2002. The cost of funds ratio was 2.7% in 2002, a decrease of 1.7% over the 2001 ratio of 4.4% as the Bank worked diligently during 2002 and 2001 to reprice deposits downward in response to Federal Reserve prime rate cuts. Average rates paid on time deposits primarily contributed to the decrease in cost of funds during 2002, as the average rate paid decreased by 2.5% to 3.4% from a level of 5.9% during 2001.

     As of December 31, 2002 total deposits were $182.2 million, an increase of $43.3 million or 31.2% from their level of $138.9 million one-year earlier. The major categories of increases were non-interest bearing demand deposits, interest bearing demand deposits and time deposits in the amounts of $6.4 million, $1.2 million and $37.8 million, respectively. The major category of decrease was money market deposits in the amount of $3.1 million.

         At December 31, 2002 noninterest-bearing demand deposits were $30.7 million or 16.9% of total deposits. On December 31, 2001 noninterest-bearing demand deposits were $24.3 million or 17.5% of total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts, and savings accounts) were $66.5 million or 36.6% of total deposits, compared with $61.0 million or 43.9% of total deposits at December 31, 2001. Total interest bearing deposits were $151.5 million at December 31, 2002, an increase of $36.9 million or 32.2% over their level of $114.6 million at December 31, 2001. Total time deposits were $115.7 million or 63.4% of total deposits, compared with $77.9 million or 56.1% of total deposits at December 31, 2001.

         The following table summarizes deposits for the years ended December 31, 2002 and December 31, 2001.

                                   DEPOSIT MIX
                                 (000's omitted)

                                          December 31, 2002         December 31, 2001
                                          -----------------         -----------------

                                         Balance     Percent       Balance      Percent
                                         -------     -------       -------      -------
Interest bearing deposits:
NOW accounts                              12,007       6.6         10,820        7.8
Money market accounts                     20,521      11.3         23,590       17.0
Savings                                    3,275       1.8          2,220        1.6
Time deposits over $100,000               33,982      18.6         25,591       18.4
Time deposits under $100,000              81,734      44.8         52,348       37.7
                                        --------     -----       --------      -----
Total interest bearing deposits          151,519      83.1        114,569       82.5
                                        --------     -----       --------      -----

Noninterest bearing deposits:
Demand deposits                           30,724      16.9         24,297       17.5
                                        --------     -----       --------      -----

Total deposits                          $182,243     100.0%      $138,866      100.0%
                                        ========     =====       ========      =====

         For the year ended December 31, 2002 average noninterest bearing demand deposits were $24.1 million or 14.8% of average total deposits. For the prior year, average noninterest bearing demand deposits were $17.5 million or 13.2% of average total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) averaged $56.7 million or 34.9% of average total deposits in 2002, up from $47.9 million or 36.1% of average total deposits in 2001. Total interest bearing deposits averaged $138.8 million for the year ended December 31, 2002, an increase of $23.9 million or 20.8% over their level of $114.9 million for the year ended December 31, 2001. Total time deposits averaged $106.2 million in 2002 or 65.1% of average total deposits, up from $84.5 million or 63.9% of average total deposits in 2001.

         The following table summarizes average deposits for the years ended December 31, 2002 and December 31, 2001.

                               AVERAGE DEPOSIT MIX
                                 (000's omitted)

                                          December 31, 2002        December 31, 2001
                                          -----------------        -----------------
                                        Average                  Average
                                        Balance      Percent     Balance      Percent
                                        -------      -------     -------      -------
Interest bearing deposits:
NOW accounts                             10,325        6.3          8,768         6.6
Money market accounts                    19,636       12.1         19,750        14.9
Savings                                   2,697        1.7          1,851         1.4
Time deposits over $100,000              32,638       20.0         24,399        18.5
Time deposits under $100,000             73,524       45.1         60,132        45.4
                                       --------      -----       --------       -----
Total interest bearing deposits         138,820       85.2        114,900        86.8
                                       --------      -----       --------       -----

Noninterest bearing deposits:
Demand deposits                          24,110       14.8         17,499        13.2
                                       --------      -----       --------       -----

Total average deposits                 $162,930      100.0%      $132,399       100.0%
                                       ========      =====       ========       =====

         The following table presents the maturity schedule of certificates of deposit of $100,000 or more as of December 31, 2002 and December 31, 2001.

                        MATURITY SCHEDULE OF CERTIFICATES
                            OF DEPOSIT OVER $100,000
                                 (000's omitted)

                                        December 31, 2002     December 31, 2001
                                        -----------------     -----------------
Three months or less                         $12,183              $   7,930
Over three through 6 months                    4,094                  5,132
Over six through 12 months                     7,886                 10,520
Over 12 months                                 9,819                  2,009
                                             -------              ---------
Total                                        $33,982              $  25,591
                                             =======              =========

Short-Term Borrowings

     The Bank placed in service a commercial sweep account program in the third quarter of 1999. The balances in the program grew by $2.6 million from their level of $3.3 million at December 31, 2001 to a total of $5.9 million as of December 31, 2002. The program consists of establishing a demand deposit account in which the Bank invests available balances daily in securities on an overnight basis subject to repurchase. On the following business day, the Bank will repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month. The contractual agreement states that the repurchase agreement is not a deposit and therefore is not insured by the Federal Deposit Insurance Corporation. Therefore, these repurchase balances are not reported as deposits but as short-term borrowings.

     As of December 31, 2002 the Company had a federal funds purchased balance of $0 as compared to $3.8 million at December 31, 2001.

     The following table presents information on each category of the Company's short-term debt, which generally mature within one to seven days from the transaction date.

                              SHORT-TERM BORROWINGS
                                (000's omitted)                 Year Ended
                                                                December 31,
                                                             2002        2001
                                                             ----        ----

Actual amount outstanding at period end:
  Short-term borrowings                                    $      -    $  3,824
  Securities sold under agreements to repurchase              5,864       3,347

Weighted average actual interest rate at period end:
  Short-term borrowings                                           -%       1.86%
  Securities sold under agreements to repurchase                .94        1.29

Maximum amount outstanding at any month-end in period:
  Short-term borrowings                                    $  5,381    $  6,251
  Securities sold under agreements to repurchase              6,575       5,387

Average amount outstanding during period end:
  Short-term borrowings                                    $    880    $  1,288
  Securities sold under agreements to repurchase              5,572       4,880

Weighted average interest rate during the period:
  Short-term borrowings                                        2.05%       4.19%
  Securities sold under agreements to repurchase               1.31        3.18

     Other Debt

          The Company has outstanding debt with the Federal Home Bank of Atlanta in the amount of $40.0 million as of December 31, 2002, an increase of $10.0 million or 33.3% over the $30.0 million balance as of December 31, 2001. There are four convertible advances in the amount of $5.0 million each and one convertible advance in the amount of $10.0 million currently drawn, which comprise $30.0 million of the outstanding balance. There is also one adjustable rate advance in the amount of $10.0 million currently drawn. The Federal Home Bank of Atlanta has the option to convert the five fixed rate advances on the conversion dates below and any interest payment date thereafter with at least two business days notice. The advance will be converted into a 3-month LIBOR-based adjustable rate credit (ARC) at 3M LIBOR flat. The $10.0 million convertible advance will only be converted if the reference rate (3M USD LIBOR, BBA Telerate 3750) is greater than or equal to a trigger rate of 7%. The variable rate advance with maturity date of December 16, 2003 is an ARC with a current rate of 1.44%, subject to change on each quarterly interest payment date. The following table provides more information on the outstanding advances as of December 31, 2002.

                         FEDERAL HOME LOAN BANK ADVANCES
                                 (000's omitted)

                                                                                Interest
  Advance             Advance                Maturity                            Payment           Conversion
  Balance              Date                    Date                 Rate          Dates               Date
  -------              ----                    ----                 ----          -----               ----
$  5,000,000      December 2, 1999        December 2, 2009          5.46%       Quarterly        December 4, 2000
$  5,000,000          May 24, 2000            May 24, 2010          6.49%       Quarterly            May 24, 2001
$  5,000,000      February 9, 2001        February 9, 2011          4.97%       Quarterly        February 9, 2004
$  5,000,000      November 7, 2001        November 7, 2011          3.91%       Quarterly        November 7, 2006
$ 10,000,000     September 4, 2002       September 4, 2007          3.09%       Quarterly       September 4, 2003
$ 10,000,000     December 16, 2002       December 16, 2003        Variable      Quarterly             N/A

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

     The Company's objective is to keep the change in net interest income over twelve months at or below 5% under an immediate 200 basis point interest rate shock scenario. At December 31, 2002 it was estimated that an immediate 200 basis point increase in Prime would change net interest income by +3.54% while an immediate 200 basis point decrease in Prime would change net interest income by -8.41%. At December 31, 2001 it was estimated that an immediate 200 basis point increase in Prime would change net interest income by +3.79% while an immediate 200 basis point decrease in Prime would change net interest income by -4.25%.

     The following table shows the sensitivity of the Company's balance sheet at the dates indicated, but is not necessarily indicative of the position on other dates.

                            INTEREST RATE SENSITIVITY
                      Maturities/Repricing (000'S omitted)
                                December 31, 2002
                                -----------------

                                                1-3             4-12           13-60          Over 60
Earning Assets:                                Months          Months          Months          Months         Total
                                              --------        --------        --------        --------       --------
Loans, excluding nonaccruals                  $ 60,749        $  7,369        $ 84,732        $ 32,811       $185,661
Investment securities                            1,053           4,426           2,595          31,904         39,978
Restricted equity securities                         -               -               -           2,427          2,427
Money market investments                         4,439               -               -               -          4,439
                                              -----------------------------------------------------------------------
   Total earning assets                         66,241          11,795          87,327          67,142        232,505
                                              -----------------------------------------------------------------------

Interest Bearing Liabilities:
NOW accounts                                    12,007               -               -               -         12,007
Money market accounts                           20,521               -               -               -         20,521
Savings                                          3,275               -               -               -          3,275
Certificates of Deposit                         38,070          39,358          38,288               -        115,716
                                              -----------------------------------------------------------------------
   Total Deposits                               73,873          39,358          38,288               -        151,519
                                              -----------------------------------------------------------------------
Repurchase agreements                            5,864               -               -               -          5,864
FHLB advances                                   20,000          10,000          10,000               -         40,000
Federal funds purchased                              -               -               -               -              -
                                              -----------------------------------------------------------------------
Total interest bearing liabilities              99,737          49,358          48,288               -        197,383
                                              -----------------------------------------------------------------------
Interest Rate Gap                             $(33,496)       $(37,563)       $ 39,039        $ 67,142       $ 35,122
                                              =======================================================================

Cumulative interest sensitivity gap           $(33,496)       $(71,059)       $(32,020)       $ 35,122              -

Ratio of sensitivity gap to total               (14.41%)        (16.16%)         16.79%          28.88%         15.10%
earning assets

Cumulative ratio of sensitivity gap             (14.41%)        (30.57%)        (13.78%)         15.10%             -
to total earning assets

Capital Adequacy

     The Company's financial position at December 31, 2002 and December 31, 2001 reflects liquidity and capital levels currently adequate to fund anticipated short-term business expansion. Capital ratios are in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company's capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

     Major capital expenditures planned for the upcoming year include the construction of the Bank's seventh full-service branch in the Lewis-Gale Hospital area. The branch is planned to open in the summer of 2003, which will be funded by current operations. Also planned for 2003 are extensive leasehold improvements to the Bank's headquarters facility.

     Total shareholders' equity was $19.0 million at December 31, 2002 compared with $16.3 million at December 31, 2001, an increase of $2.7 million or 16.6%. The $2.7 million increase is attributable to 2002's net income of $2.3 million, a $406,000 increase over the level at December 31, 2001 in accumulated other comprehensive income (loss), which is comprised exclusively of unrealized gains (losses) on available-for-sale investment securities, and $58,000 in proceeds from the exercise of stock options in December of 2002. Exclusive of accumulated other comprehensive income (loss), which is comprised exclusively of the unrealized gains (losses) on available-for-sale securities, total shareholders' equity would have been $18.7 million and $16.4 million at December 31, 2002 and 2001, respectively, an increase of $2.3 million or 14.0%.

     For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:

                                 CAPITAL RATIOS

        Ratio              12/31/02          12/31/01           Minimum

        Tier 1               9.3%             10.2%                4%

        Total               10.3%             11.1%                8%

        Leverage             7.7%              9.1%                4%

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

     The Company's asset liquidity is provided by cash and due from banks, money market investments, investments available for sale including restricted equity securities, and through the management of investment maturities/prepayments and loan repayments.

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

     The Company's ratio of liquid assets to deposits and short-term borrowings was 18.5% and 27.1% at December 31, 2002 and 2001, respectively. The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. The Company had federal funds sold of $4.1 million and $0 at December 31, 2002 and 2001, respectively. During 2002, deposit growth and an increase in securities sold under agreements to repurchase in the amounts of $43.3 million and $2.6 million, respectively, a total of $45.9 million, surpassed loan growth in the amount of $38.1 million. The excess $7.8 million coupled with Federal Home Loan Bank advances in the amount of $10.0 million, was used to fund investment purchases in excess of sales, calls, and principal paydowns in the amount of $8.6 million and repay $3.8 million in federal funds purchased.

     As of December 31, 2002 the Company had pledged approximately $11.0 million of its investment portfolio as collateral for a line of credit from the Federal Home Loan Bank. As of that date, the Company had approximately $22.2 million in remaining credit availability from the Federal Home Loan Bank.

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

Financial Ratios

     The following table presents certain financial ratios for the years ended December 31, 2002 and 2001.

                              KEY FINANCIAL RATIOS

                                                             Years Ended
                                                             December 31,
                                                             ------------
                                                      2002               2001
------------------------------------------------------------------------------
Return on average assets                              1.02%              1.00%
Return on average equity                              12.9%              11.1%
Average equity to average assets                       7.9%               9.0%

Recent and Future Accounting Considerations

     In December 2002 the Financial Accounting Standards Board (FASB) issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this Statement are effective for interim periods beginning after December 15, 2002 and for fiscal years ending after December 15, 2002.

     In October 2000 the Financial Accounting Standards Board (FASB) issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9. The Statement requires that acquisitions of financial institutions be accounted for under the purchase method of accounting in accordance with Statement 141, "Business Combinations" and Statement 142, "Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair market value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. The provisions of this Statement relating to the application of the purchase method of accounting are effective for acquisitions initiated on or after October 1, 2002. The provisions of this Statement relating to accounting for intangible assets are effective on October 1, 2002.

     In June 2002 the Financial Accounting Standards Board (FASB) issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

     In October 2001 the Financial Accounting Standards Board (FASB) issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Statement 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of either by sale, abandonment, or distribution to owners or is classified as held for sale. Statement 144 carries over many of the fundamental provisions of Statement No. 121. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt the provisions of this Statement effective January 1, 2002, as required. The adoption of the Statement is not expected to have any effect on the Company's financial position, results of operations, or liquidity.

     In June 2001 the Financial Accounting Standards Board (FASB) issued Statement No. 142, "Goodwill and Other Intangible Assets," which supercedes APB Opinion No. 17, "Intangible Assets". Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets, excluding those acquired in a business combination, should be accounted for in financial statements upon their acquisition as well as after they have been initially recognized in the financial statements. The Statement eliminates the requirement to amortize goodwill and other intangible assets that have indefinite useful lives, instead requiring the assets be tested at least annually for impairment based on the specific guidance in the Statement. The Company will adopt the provisions of the Statement effective January 1, 2002 as required. The Statement requires a transition impairment test of goodwill and other intangible assets in connection with the initial application of the Statement, with any resultant impairment losses being recognized as a cumulative effect of a change in accounting principle. The adoption of the Statement is not expected to have any effect on the Company's financial position, results of operations, or liquidity.

     In June 2001 the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations," which supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Statement 141 requires that all business combinations be accounted for by the purchase method of accounting. The purchase method of accounting requires the accounts of an acquired institution to be included with the acquirer's accounts as of the date of acquisition, recognizing any excess of purchase price over the fair value of the net assets acquired as goodwill. The Statement also requires that the assets of an acquired institution be recognized as assets apart from goodwill if they meet specific criteria presented in the Statement. The provisions of the Statement apply to all business combinations initiated after June 30, 2001.

     In September 2000 the Financial Accounting Standards Board (FASB) issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as a replacement for FASB Statement No. 125, which has the same title. Statement No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, but it carries over most of the provisions of Statement No. 125 without change. The statement provides accounting and reporting standards for such transactions based upon consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, de-recognizes financial assets when control has been surrendered, and de-recognizes liabilities when extinguished.

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

     In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 133 established standards for accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     Statement 133 was effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Initial application of this Statement shall be as of the beginning of an entity's fiscal quarter. Earlier application of all of the provisions of this Statement is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. Earlier application of selected provisions of this Statement is not permitted. This Statement shall not be applied retroactively to financial statements of prior periods. Adoption of Statement 133 on January 1, 2000 did not have any effect on the Bank's consolidated financial position, results of operation or liquidity.

Item 7.  Financial Statements

Index to Financial Statements

Independent Auditors' Report                                                             46

Consolidated Balance Sheets as of December 31, 2002 and 2001                             47

Consolidated Statements of Income for the Years Ended December 31,
2002 and 2001                                                                            48

Consolidated Statements Shareholders' Equity for the Years Ended
December 31, 2002 and 2001                                                               49

Consolidated Statements of Cash Flows for the Years Ended December 31,                   50
2002 and 2001

Notes to Consolidated Financial Statements                                               51

                          Independent Auditors' Report



The Board of Directors
Valley Financial Corporation:



We have audited the consolidated balance sheets of Valley Financial Corporation and subsidiary (Valley Bank) as of December 31, 2002 and 2001 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley Financial Corporation and subsidiary as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



Galax, Virginia
January 17, 2003

Valley Financial Corporation
Consolidated Balance Sheets
December 31, 2002 and 2001
(In thousands, except share data)

                                                                                      2002           2001
                                                                                    ---------      ---------
Assets
  Cash and due from banks                                                           $   8,163      $   6,235
  Money market investments
    Federal funds sold                                                                  4,088              -
    Interest-bearing deposits in other banks                                              351            143
  Securities held to maturity (approximate market values of $20,120
    and $0 in 2002 and 2001, respectively)                                             20,218              -
  Securities available-for-sale                                                        19,760         31,338
  Restricted equity securities                                                          2,427          1,927
  Loans, net of allowance for loan losses of
    $2,014 in 2002 and $1,468 in 2001                                                 183,633        146,083
  Premises and equipment, net                                                           4,876          4,084
  Accrued interest receivable                                                           1,112            930
  Other assets                                                                          4,218          3,128
                                                                                    ---------      ---------
        Total assets                                                                $ 248,846      $ 193,868
                                                                                    =========      =========

Liabilities and Shareholders' Equity
Liabilities:
  Noninterest-bearing deposits                                                      $  30,724      $  24,297
  Interest-bearing deposits                                                           151,519        114,569
                                                                                    ---------      ---------
        Total deposits                                                                182,243        138,866

  Federal funds purchased and securities sold under
    agreements to repurchase                                                            5,864          7,171
  Federal Home Loan Bank advances                                                      40,000         30,000
  Accrued interest payable                                                              1,044          1,104
  Other liabilities                                                                       671            423
                                                                                    ---------      ---------
        Total liabilities                                                             229,822        177,564
                                                                                    ---------      ---------

Commitments and other matters

Shareholders' equity:
  Preferred stock, no par value; 10,000,000
    shares authorized; none issued and outstanding                                          -              -
  Common stock, no par value;
    10,000,000 authorized; 1,828,737 and
    1,819,637 shares issued and outstanding in
    2002 and 2001, respectively                                                        12,353         12,295
  Retained earnings                                                                     6,369          4,113
  Accumulated other comprehensive income (loss)                                           302           (104)
                                                                                    ---------      ---------
    Total shareholders' equity                                                         19,024         16,304
                                                                                    ---------      ---------
    Total liabilities and shareholders' equity                                      $ 248,846      $ 193,868
                                                                                    =========      =========

See accompanying notes to consolidated financial statements.

Valley Financial Corporation
Consolidated Statements of Income
Years Ended December 31, 2002 and 2001
(In thousands, except per share data)

                                                                                       2002              2001
                                                                                  ---------------  ----------------
Interest income
   Interest and fees on loans                                                     $        11,685  $         10,852
   Interest on securities - taxable                                                         1,659             1,740
   Interest on securities - nontaxable                                                        363               332
   Interest on money market investments                                                        35                45
                                                                                  ---------------  ----------------
         Total interest income                                                             13,742            12,969
                                                                                  ---------------  ----------------

Interest expense
   Interest on deposits                                                                     4,023             5,669
   Interest on Federal Home Loan Bank advances                                              1,354               870
   Interest on other borrowed funds                                                            91               209
                                                                                  ---------------  ----------------
         Total interest expense                                                             5,468             6,748
                                                                                  ---------------  ----------------
         Net interest income                                                                8,274             6,221

Provision for loan losses                                                                     610               301
                                                                                  ---------------  ----------------
         Net interest income after provision for loan losses                                7,664             5,920
                                                                                  ---------------  ----------------

Noninterest income
   Service charges on deposit accounts                                                        521               397
   Realized gains on sale of securities available-for-sale                                     34                98
   Income earned on bank owned life insurance                                                 173                 -
   Other income                                                                               109               117
                                                                                  ---------------  ----------------
         Total noninterest income                                                             837               612
                                                                                  ---------------  ----------------

Noninterest expense
   Personnel                                                                                2,899             2,158
   Occupancy                                                                                  353               305
   Data processing and equipment                                                              606               469
   Franchise tax expense                                                                      157               140
   Loan expenses                                                                              347               233
   Other expense                                                                            1,009               777
                                                                                  ---------------  ----------------
         Total noninterest expense                                                          5,371             4,082
                                                                                  ---------------  ----------------
         Income before income taxes                                                         3,130             2,450

Income tax expense                                                                            871               738
                                                                                  ---------------  ----------------
         Net income                                                               $         2,259  $          1,712
                                                                                  ===============  ================

Net income per share

   Basic net income per share                                                     $          1.24  $           0.94
                                                                                  ===============  ================
   Diluted net income per share                                                   $          1.19  $           0.92
                                                                                  ===============  ================

See accompanying notes to consolidated financial statements.

Valley Financial Corporation
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2002 and 2001
(In thousands, except share data)

                                                                                   Accumulated
                                                                                      Other               Total
                                                                                  Comprehensive           Share-
                                           Common      Common       Retained         Income              holders'
                                           Shares       Stock       Earnings         (Loss)               Equity
                                           ------      -------      --------      -------------        ------------
Balances at December 31, 2000             1,819,637  $    12,299  $     2,401     $         (45)       $     14,655

Comprehensive income:
   Net income                                     -            -        1,712                 -               1,712
   Unrealized gains on securities
   available-for-sale, net of deferred
   tax expense of $2                              -            -            -                 6                   6
   Reclassification adjustment, net of
   deferred tax benefit of $33                    -            -            -               (65)                (65)
                                                                                                       -------------

         Total comprehensive income                                                                           1,653

   Stock issuance costs                           -           (4)           -                 -                  (4)
                                          ---------  -----------  -----------   ---------------        ------------
Balances at December 31, 2001             1,819,637       12,295        4,113              (104)             16,304

Comprehensive income:
   Net income                                     -            -        2,259                 -               2,259
   Unrealized gains on securities
   available-for-sale, net of deferred
   tax expense of $222                            -            -            -               428                 428
   Reclassification adjustment, net of
   deferred tax benefit of $12                    -            -            -               (22)                (22)
                                                                                                       -------------

         Total comprehensive income                                                                           2,665

   Cash in lieu of fractional shares              -            -           (3)                -                  (3)
   Exercise of stock options                  9,100           58            -                 -                  58
                                          ---------  -----------  -----------     -------------        ------------
Balances at December 31, 2002             1,828,737  $    12,353  $     6,369     $         302        $     19,024
                                          =========  ===========  ===========     =============        ============

See accompanying notes to consolidated financial statements.

Valley Financial Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2002 and 2001
(In thousands)

                                                                                       2002              2001
                                                                                  ---------------  ----------------
Cash flows from operating activities
   Net income                                                                     $         2,259  $          1,712
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses                                                              610               301
       Depreciation and amortization                                                          403               312
       Deferred income tax                                                                   (232)              (94)
       Gain on sale of securities available-for-sale                                          (34)              (98)
       Amortization (accretion) of bond premiums/discounts, net                                88                18
       Decrease in unearned fees                                                               (8)              (29)
       (Increase) decrease in accrued interest receivable                                    (182)              336
       Increase in other assets                                                              (271)             (118)
       Increase in value of life insurance contracts                                         (178)                -
       Decrease in accrued interest payable                                                   (60)             (419)
       Increase in other liabilities                                                          248                56
                                                                                  ---------------  ----------------
         Net cash provided by operating activities                                          2,643             1,977
                                                                                  ---------------  ----------------

Cash flows from investing activities
   Increase in money market investments                                                    (4,296)              (30)
   Purchases of premises and equipment                                                     (1,142)           (1,285)
   Purchases of securities available-for-sale                                             (10,284)          (28,343)
   Purchases of securities held to maturity                                               (21,641)                -
   Purchases of restricted equity securities                                                 (500)             (917)
   Proceeds from sales, calls, paydowns, and maturities
     of securities available-for-sale                                                      22,472            33,868
   Proceeds from paydowns on securities held to maturity                                    1,374                 -
   Investment in life insurance contracts                                                    (671)           (2,329)
   Increase in loans, net                                                                 (38,152)          (33,108)
                                                                                  ---------------- ----------------
         Net cash used in investing activities                                            (52,840)          (32,144)
                                                                                  ---------------- ----------------

Cash flows from financing activities
   Increase in noninterest-bearing deposits                                                 6,427             7,043
   Increase in interest-bearing deposits                                                   36,950             1,949
   Federal Home Loan Bank advances                                                         10,000            20,000
   Increase (decrease) in federal funds purchased and securities
     sold under agreements to repurchase                                                   (1,307)            3,426
   Cash in lieu of fractional shares                                                           (3)                -
   Net proceeds from issuance of common stock                                                  58                (4)
                                                                                  ---------------  ----------------
         Net cash provided by financing activities                                         52,125            32,414
                                                                                  ---------------  ----------------
         Net increase in cash and due from banks                                            1,928             2,247

Cash and due from banks at beginning of year                                                6,235             3,988
                                                                                  ---------------  ----------------
Cash and due from banks at end of year                                            $         8,163  $          6,235
                                                                                  ===============  ================

Supplemental disclosure of cash flows information
   Cash paid during the year for interest                                         $         5,528  $          7,167
                                                                                  ===============  ================
   Cash paid during the year for income taxes                                     $         1,200  $            762
                                                                                  ===============  ================

See accompanying notes to consolidated financial statements.

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(In thousands, except share and per share data)

Note 1.  Summary of Significant Accounting Policies

General

The Bank provides traditional commercial banking services concentrated primarily in the Roanoke Valley. The Bank does not currently offer trust services. As a state chartered, Federal Reserve member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve.

Critical Accounting Policies

The accounting and reporting policies of Valley Financial Corporation ("the Company") and Valley Bank ("the Bank") conform to generally accepted accounting principles (GAAP) and to general banking industry practices. The notes to our audited consolidated financial statements included in our annual report contain a summary of significant accounting policies. Our policies with respect to the methodology for determination of the allowance for loan losses involve a high degree of complexity. Management must make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions, or estimates would cause reported results to differ materially. These critical policies and their application are reviewed periodically with our Audit Committee and Board of Directors. The following is a summary of the more significant accounting policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Bank, thereafter referred to collectively as the Company. All significant, intercompany transactions and balances have been eliminated in consolidation.

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

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(In thousands, except share and per share data)

Note 1.  Summary of Significant Accounting Policies, continued

Use of Estimates, continued

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

Trading Securities

The Company does not hold securities for short-term resale and therefore does not maintain a trading securities portfolio.

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

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(In thousands, except share and per share data)

Note 1.  Summary of Significant Accounting Policies, continued

Loans Receivable, continued

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

Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. When facts and circumstances indicate the borrower has regained the ability to meet required payments, the loan is returned to accrual status. Past due status of loans is determined based on contractual terms.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards ("SFAS") 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market, and the loan balance.

The allowance for loan losses has two basic components: (i) the formula allowance, and (ii) the specific allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and, as a result, could differ form the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, expected cash flows and fair market value of collateral are used to estimate these losses. The use of these values is inherently subjective and our actual losses could differ substantially than the estimates. Prevailing economic conditions are also considered into the provision calculation. The allowance for loan losses is evaluated on a regular basis by management.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(In thousands, except share and per share data)

Note 1. Summary of Significant Accounting Policies, continued

Allowance for Loan Losses, continued

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

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(In thousands, except share and per share data)

Note 1.  Summary of Significant Accounting Policies, continued

Income Taxes

Provision for income taxes is based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities and income earned on bank-owned life insurance) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred taxes assets and liabilities are adjusted through the provision for income taxes.

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

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(In thousands, except share and per share data)

Note 1.  Summary of Significant Accounting Policies, continued

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

Other debt: The fair values of other debt is estimated using a discounted cash flow calculation that applies contracted interest rates being paid on the debt to the current market interest rate of similar debt.

Other liabilities: For fixed-rate loan commitments, fair value considers the difference between current levels of interest rates and the committed rates. The carrying amounts of other liabilities approximates fair value as the estimated value of loan commitments approximates the fees charged.

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(In thousands, except share and per share data)

Note 1.  Summary of Significant Accounting Policies, continued

Reclassification

Certain reclassifications have been made to the financial statements of the prior year to place them on a comparable basis with the current year. Net income and shareholders' equity previously reported were not affected by these reclassifications.

Note 2.  Restrictions on Cash

To comply with Federal Reserve regulations, the Bank will be required to maintain certain average reserve balances. The daily cash reserve requirement for the week including December 31, 2002 was $2,300.

Note 3.  Securities

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale as of December 31, 2002 and 2001 were as follows:

                                                  Amortized        Unrealized       Unrealized           Fair
                                                    Costs             Gains           Losses            Values
                                               ---------------  ---------------   ---------------  ----------------
2002
----
   U.S. Treasury                               $           199  $              6  $             -  $            205
   U.S. Government agencies
     and corporations                                    2,399                17                -             2,416
   Mortgage-backed securities                            7,610               190                -             7,800
   States and political subdivisions                     9,094               260               15             9,339
                                               ---------------  ----------------  ---------------  ----------------
                                               $        19,302  $            473  $            15  $         19,760
                                               ===============  ================  ===============  ================

                                                  Amortized        Unrealized       Unrealized           Fair
                                                    Costs             Gains           Losses            Values
                                               ---------------  ---------------   ---------------  ----------------
2001
----
   U.S. Treasury                               $           198  $              7  $             -  $            205
   U.S. Government agencies
     and corporations                                    3,174                 3               54             3,123
   Mortgage-backed securities                           22,528               109              158            22,479
   States and political subdivisions                     4,796                26               88             4,734
   Corporate obligations                                   800                 -                3               797
                                               ---------------  ----------------  ---------------  ----------------
                                               $        31,496  $            145  $           303  $         31,338
                                               ===============  ================  ===============  ================

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held to maturity as of December 31, 2002 were as follows:

                                                  Amortized        Unrealized       Unrealized           Fair
                                                    Costs             Gains           Losses            Values
                                               ---------------  ---------------   ---------------  ----------------
2002
----
   Mortgage-backed securities                           14,630                93               53            14,670
   States and political subdivisions                     5,588                 -              138             5,450
                                               ---------------  ----------------  ---------------  ----------------
                                               $        20,218  $             93  $           191  $         20,120
                                               ===============  ================  ===============  ================

There were no securities held to maturity at December 31, 2001.

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(In thousands, except share and per share data)

Note 3.  Securities, continued

The amortized costs and approximate fair values of available-for-sale securities as of December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           Amortized           Fair
                                                             Costs            Values
                                                        ---------------  ----------------
Due in one year or less                                 $           299  $            306
Due after one year through five years                               622               640
Due after five years through ten years                            4,590             4,690
Due after ten years                                               6,181             6,324
Mortgage-backed securities                                        7,610             7,800
                                                        ---------------  ----------------
                                                        $        19,302  $         19,760
                                                        ===============  ================

The amortized costs and approximate fair values of held to maturity securities as of December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           Amortized           Fair
                                                             Costs            Values
                                                        ---------------  ----------------
Due after ten years                                     $         5,588  $          5,450
Mortgage-backed securities                                       14,630            14,670
                                                        ---------------  ----------------
                                                        $        20,218  $         20,120
                                                        ===============  ================

Securities with amortized costs of $28,938 and $19,230 as of December 31, 2002 and 2001, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Restricted equity securities consist of Federal Home Loan Bank stock in the amount of $2,000, Federal Reserve Bank stock in the amount of $367, and Community Bankers Bank stock in the amount of $60. Restricted equity securities are carried at cost. The Federal Home Loan Bank requires the Bank to maintain stock in an amount equal to 5% of outstanding borrowings. The Federal Reserve Bank of Richmond requires the Bank to maintain stock with a par value equal to 3% of its outstanding capital.

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(In thousands, except share and per share data)

Note 4.  Loans Receivable

The major components of loans in the consolidated balance sheets at December 31, 2002 and 2001 are as follows (in thousands):

                                                          2002           2001
                                                      ------------    ----------

Commercial                                            $     44,668    $  35,366
Real estate:
   Construction and land development                        15,727        9,005
   Residential, 1-4 families                                23,966       21,482
   Commercial                                               75,378       60,290
Consumer                                                    25,922       21,430
                                                      ------------    ----------
                                                           185,661      147,573

Unearned loan origination costs, net of fees                   (14)         (22)
Allowance for loan losses                                   (2,014)      (1,468)
                                                      ------------    ----------
                                                      $    183,633    $ 146,083
                                                      ============    ==========

Substantially all one-four family residential and commercial real estate loans collateralize the line of credit available from the Federal Home Loan Bank.

Note 5.  Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

                                                          2002           2001
                                                      ------------    ----------

Balance, beginning                                    $      1,468    $   1,190
Provision charged to expense                                   610          301
Recoveries of amounts charged off                                -            -
Amounts charged off                                            (64)         (23)
                                                      ------------    ----------
Balance, ending                                       $      2,014    $   1,468
                                                      ============    ==========

An allowance determined in accordance with SFAS No. 114 and No. 118 is provided for all impaired loans. The total recorded investment in impaired loans and the related allowance for loan losses at December 31, 2002 and 2001 is as follows:

                                                          2002          2001
                                                      ------------    ----------

Impaired loans without a valuation allowance          $        390    $     466
Impaired loans with a valuation allowance                        -           73
                                                      ------------    ----------
          Total impaired loans                        $        390    $     539
                                                      ============    ==========

Valuation allowance related to impaired loans         $          -    $      30
                                                      ============    ==========

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(In thousands, except share and per share data)

Note 5.  Allowance for Loan Losses, continued

The average annual recorded investment in impaired loans and interest income recognized on impaired loans for the years ended December 31, 2002 and 2001 (all approximate) is summarized below:

                                                                          2002         2001
                                                                      -----------  -----------
Average investment in impaired loans                                  $       798  $       779
                                                                      ===========  ===========
Interest income recognized on impaired loans                          $        17  $        43
                                                                      ===========  ===========
Interest income recognized on a cash basis on impaired loans          $        17  $        43
                                                                      ===========  ===========

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans totaled $0 and $514 as of December 31, 2002 and 2001, respectively. Loans past due more than ninety days totaled $390 and $25 as of December 31, 2002 and 2001, respectively. There were no restructured loans as of December 31, 2002 or 2001.

Note 6.  Premises and Equipment

Components of premises and equipment and total accumulated depreciation and amortization as of December 31, 2002 and 2001 are as follows:

                                                          2002           2001
                                                      -----------    ----------

Land and improvements                                 $     1,245    $      953
Building                                                    2,372         1,697
Furniture, fixtures and equipment                           1,881         1,508
Leasehold improvements                                        348           348
Construction in progress                                      544           747
                                                      -----------    ----------
                                                            6,390         5,253

Less accumulated depreciation and amortization             (1,514)       (1,169)
                                                      -----------    ----------
                                                      $     4,876    $    4,084
                                                      ===========    ==========

The Company currently leases its main office location under a non-cancelable operating lease. The lease for the main office has an original term of five years with the option of two additional renewal terms of five years each. In addition, the Company has entered into a lease for a branch location. Rental expenses under operating leases were approximately $165 and $165 for 2002 and 2001, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2002 were as follows:

                                  2003                $          166
                                  2004                           166
                                  2005                            14
                                  2006                            14
                                  2007                            15
                            Subsequent years                      15
                                                      --------------
                                                      $          390
                                                      ==============

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(In thousands, except share and per share data)

Note 7.  Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2002 and 2001 was $33,982 and $25,591, respectively. At December 31, 2002 the approximate scheduled maturities of time deposits are as follows:

                  Three months or less         $         38,070
                  Four to twelve months                  39,358
                  One to three years                     23,455
                  Over three years                       14,833
                                               ----------------
                                               $        115,716
                                               ================

Note 8.  Other Borrowed Funds

Short-term debt

Short-term debt consists of securities sold under agreements to repurchase and federal funds purchased, which generally mature within one to seven days from the transaction date. Additional information is summarized below:

                                                                     2002              2001
                                                                ---------------  ----------------

Outstanding balance at December 31                              $         5,864  $          7,171
                                                                ===============  ================
Year-end weighted average rate                                               94%             1.59%
                                                                ===============  ================
Daily average outstanding during the period                     $         6,452  $          6,168
                                                                ===============  ================
Average rate for the period                                                1.42%             3.39%
                                                                ===============  ================
Maximum outstanding at any month-end during the period          $        10,217  $         10,555
                                                                ===============  ================

Long-term debt

At December 31, 2002 and 2001, long-term debt was $40,000 and $30,000, respectively and consisted of advances from the Federal Home Loan Bank. These advances are convertible to a floating rate of three month LIBOR by the FHLB on the dates indicated. The weighted average rate at December 31, 2002 is 3.74%.

Details related to long-term debt at December 31, 2002 is as follows:

                                                 FHLB
             Maturity        Conversion        Interest            Advance
               Date             Date             Rate               Amount
            ----------      -------------     ----------        -------------
               2003           Quarterly          1.44           $      10,000
               2007         Sept. 4, 2003        3.09                  10,000
               2009           Quarterly          5.46                   5,000
               2010           Quarterly          6.49                   5,000
               2011         Feb. 9, 2004         4.97                   5,000
               2011         Nov. 7, 2006         3.91                   5,000
                                                                -------------
                                                                $      40,000
                                                                =============

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(In thousands, except share and per share data)

Note 9. Fair Value of Financial Instruments

The carrying amounts and approximate fair values of the Corporation's financial instruments are as follows at December 31, 2002 and 2001:

                                                             2002                               2001
                                               ---------------------------------  --------------------------------
                                                                   Approximate                         Approximate
                                                  Carrying            Fair           Carrying              Fair
                                                   Amounts           Values           Amounts             Values
                                               ----------------   -------------   --------------      ------------
Financial assets
    Cash and due from banks                    $         8,163    $        8,163  $        6,235      $      6,235
    Money market investments                             4,439             4,439             143               143
    Securities held to maturity                         20,218            20,120               -                 -
    Securities available-for-sale                       19,760            19,760          31,338            31,338
    Restricted equity securities                         2,427             2,427           1,927             1,927
    Loans, net                                         183,633           186,201         146,083           149,373

Financial liabilities
    Deposits                                           182,243           185,495         138,866           139,873
    Federal Home Loan Bank advances                     40,000            46,055          30,000            31,286
    Other borrowings                                     5,864             5,864           7,171             7,171


Note 10. Earnings per Share

The following table details the computation of basic and diluted earnings per share for each year ended December 31.

                                                                                             Per
                                                          Net                               Share
                                                        Income           Shares             Amount
                                                   ----------------  ---------------  ----------------
Year Ended December 31, 2002
   Basic net income per share                      $          2,259        1,819,758  $           1.24
                                                                                      ================
   Effect of dilutive stock options                               -           74,343
                                                   ----------------  ---------------
   Diluted net income per share                    $          2,259        1,894,101  $           1.19
                                                   ================  ===============  ================

Year Ended December 31, 2001
   Basic net income per share                      $          1,712        1,819,811  $            .94
                                                                                      ================
   Effect of dilutive stock options                               -           48,269
                                                   ----------------  ---------------
   Diluted net income per share                    $          1,712        1,868,080  $            .92
                                                   ================  ===============  ================

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(In thousands, except share and per share data)

Note 11.  Employee Benefit Plan

The Company has a defined contribution plan (the Plan) qualifying under IRS Code
Section 401(k). Eligible participants in the Plan can contribute up to 15 percent of their total annual compensation to the Plan. Employee contributions are matched by the Corporation based on 75 percent of the employee's contribution up to a total of six percent of the employee's salary. For the years ended December 31, 2002 and 2001 the Corporation contributed $64 and $54 to the Plan, respectively.

During 2002, the Company adopted a deferred compensation plan to provide future compensation to certain members of management. Under plan provisions, payments projected to range from $20 to $146 are payable for 15 years certain, generally beginning at age 65. The liability accrued for compensation deferred under the plan is $113 at December 31, 2002. Deferred compensation expense, an actuarially determined amount, was $113 during 2002. Assumed discount rate, rate of compensation increase, and expected long-term rate of return on plan assets were 7.5%, 5%, and 6.6%, respectively.

The Company has purchased and is the beneficiary of life insurance policies designed to fund the deferred compensation liability. The cash value totaled approximately $3,178 at December 31, 2002. The increase in cash surrender value reflected in net income was $173 during 2002.

Note 12.  Stock Options

The Company has an Incentive Stock Plan (the Plan) pursuant to which the Human Resources Committee of the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 155,925 shares (adjusted for stock splits) of the Company's authorized, but unissued common stock. Accordingly, 155,925 shares of authorized, but unissued common stock are reserved for use in the Plan. All stock options have been granted with an exercise price equal to the stock's fair market value at the date of grant. Stock options generally have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of grant. In addition, certain options for 91,098 shares (adjusted for stock splits) based on meeting certain performance criteria have been granted to executive officers.

The per share weighted average fair value of stock options granted during 2002 and 2001 was $1.54 and $2.86, respectively, on the date of grant utilizing the Black-Scholes option-pricing model using the assumptions noted below.

                                                             2002              2001
                                                        ---------------  ----------------
Expected dividend yield                                               -                 -
Risk-free interest rate                                            1.50%             3.25%
Expected life of options (in years)                                  10                10
Expected volatility of stock price                                  .25%              .45%

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

                                                      2002              2001
                                                  ------------      ------------
Net income:
   As reported                                    $      2,259      $      1,712
   Pro forma                                      $      2,164      $      1,605

Basic net income per share:
   As reported                                    $       1.24      $        .94
   Pro forma                                      $       1.19      $        .88

Diluted net income per share:
   As reported                                    $       1.19      $        .92
   Pro forma                                      $       1.14      $        .86

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(In thousands, except share and per share data)

Note 12.  Stock Options, continued

Stock option activity during the years ended December 31, 2002 and 2001 (adjusted for stock split) is as follows:

                                                                                   Exercise
                                                                  Shares            Prices
                                                              ---------------   ---------------
Balance at December 31, 2000                                          179,692   $          7.53

Granted                                                                18,000             10.39
Exercised                                                                   -                 -
Expired/forfeited                                                           -                 -
                                                              ---------------   ---------------
Balance at December 31, 2001                                          197,692              7.79

Granted                                                                23,950             11.10
Exercised                                                              (9,100)             6.35
Expired/forfeited                                                           -                 -
                                                              ---------------   ---------------
Balance at December 31, 2002                                          212,542   $          8.22
                                                              ===============   ===============

At December 31, 2002, the range of exercise prices was $5.56 - $11.88 and the weighted average remaining contractual life of outstanding options was 5.7 years (adjusted for stock split). The grant date fair value of options issued in 2002 is $37.

At December 31, 2001, the range of exercise prices and weighted average remaining contractual life of outstanding options was $5.56 - $11.11 and 6.2 years, respectively (adjusted for stock split). The grant date fair value of options issued in 2001 is $52.

At December 31, 2002 and 2001, the number of options exercisable was 153,559 and 145,357, respectively, and the weighted average exercise price of those options was $7.29 and $6.93, respectively (adjusted for stock split). There was no compensation cost recognized in income related to stock-based compensation in 2002 or 2001.

Note 13.  Income Taxes

Current and Deferred Income Tax Components

Total income tax expense (benefit) for the years ended December 31, 2002 and 2001 consists of the following:

                                                       2002             2001
                                                  -------------    -------------

Current                                           $       1,103    $        832
Deferred                                                   (232)            (94)
                                                  -------------    -------------
                                                  $         871    $        738
                                                  =============    =============

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(In thousands, except share and per share data)

Note 13.  Income Taxes, continued

Rate Reconciliation

Total income tax expense (benefit) differed from the "expected" amount computed by applying the U.S. Federal income tax rate of 34 percent to income before income taxes as a result of the following:

                                                          2002          2001
                                                      -----------    -----------

Tax at statutory federal rate                         $     1,064    $     833
Tax-exempt interest income                                   (123)        (111)
Tax-exempt interest disallowance                               13           17
Cash surrender value of life insurance                        (61)           -
Other                                                         (22)          (1)
                                                      -----------    ---------
                                                      $       871    $     738
                                                      ===========    =========

Deferred Income Tax Analysis

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are as follows:


                                                                         2002             2001
                                                                     -----------      ------------
Deferred tax assets
   Net unrealized losses on available-for-sale securities            $         -      $         54
   Allowance for loan losses                                                 651               465
   Depreciation                                                               10                 7
   Employee benefits                                                          38                 -
                                                                     -----------      ------------
         Total deferred tax assets                                           699               526
                                                                     -----------      ------------

Deferred tax liabilities
   Net unrealized gains on available-for-securities                         (156)                -
   Accretion of bond discount                                                 (2)               (7)
                                                                     -----------      ------------
         Total deferred tax liabilities                                     (158)               (7)
                                                                     -----------      ------------
         Net deferred tax assets                                     $       541      $        519
                                                                     ===========      ============

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(In thousands, except share and per share data)

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

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(In thousands, except share and per share data)

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

                                                         2002           2001
                                                    -------------  -------------

            Commitments to extend credit            $      61,134  $      42,688
            Standby letters of credit                         942          6,120
                                                    -------------  -------------
                                                    $      62,076  $      48,808
                                                    =============  =============

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. Unless renewed, substantially all of the Bank's credit commitments at December 31, 2002 will expire within one year. Management does not anticipate any material losses as a result of these transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Note 15.  Regulatory Restrictions

Dividends

The Company's principal source of funds for dividend payments is dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company will depend on the Bank's earnings and capital position and is limited by state law, regulations and policies. A state bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand. Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in-capital of the bank. As of December 31, 2002 and 2001, the amount available for payment of dividends was $6,369 and $4,113, respectively.

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

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(In thousands, except share and per share data)

Note 15.  Regulatory Restrictions, continued

Capital Requirements, continued

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2002 and 2001, the Company and the Bank were categorized as well capitalized as defined by applicable regulations. To be categorized as well capitalized the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed the Company's or the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table below.

                                                                                              Minimum To Be Well
                                                                    Minimum Required          Capitalized Under
                                                                       For Capital            Prompt Corrective
                                               Actual               Adequacy Purposes         Action Provisions
                                      -----------------------     ----------------------    ----------------------
                                         Amount        Ratio       Amount        Ratio       Amount        Ratio
                                      -----------    --------     ----------   ---------    ----------    -------
December 31, 2002
    Total Capital
       (to Risk Weighted Assets):
        Consolidated                  $   20,736      10.30%       $ 16,108       8.0%      $     n/a         n/a
        Valley Bank                   $   20,494      10.18%       $ 16,101       8.0%      $  20,126        10.0%
    Tier I Capital
       (to Risk Weighted Assets):
        Consolidated                  $   18,722       9.30%       $  8,054       4.0%      $     n/a         n/a
        Valley Bank                   $   18,480       9.18%       $  8,050       4.0%      $  12,076         6.0%
    Tier I Capital (Leverage)
     (to Average Assets):
        Consolidated                  $   18,722       7.72%       $  9,697       4.0%      $     n/a         n/a
        Valley Bank                   $   18,480       7.63%       $  9,691       4.0%      $  12,113         5.0%

December 31, 2001
    Total Capital
       (to Risk Weighted Assets):
        Consolidated                  $   17,876      11.07%       $ 12,923       8.0%      $     n/a         n/a
        Valley Bank                   $   17,668      10.94%       $ 12,916       8.0%      $  16,145        10.0%
    Tier I Capital
       (to Risk Weighted Assets):
        Consolidated                  $   16,408      10.16%       $  6,462       4.0%      $     n/a         n/a
        Valley Bank                   $   16,200      10.03%       $  6,458       4.0%      $   9,687         6.0%
    Tier I Capital (Leverage)
     (to Average Assets):
        Consolidated                  $   16,408       9.05%       $  7,248       4.0%      $     n/a         n/a
        Valley Bank                   $   16,200       8.95%       $  7,241       4.0%      $   9,051         5.0%

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(In thousands, except share and per share data)

Note 15.  Regulatory Restrictions, continued

Inter-company transactions

Legal lending limits on loans by the Bank to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers' acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $1.9 million at December 31, 2002. There were no loans from the Bank to the Company at December 31, 2002.

Note 16.  Related Party Transactions

The Company has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

Loans

Aggregate 2002 and 2001 loan transactions with related parties were as follows:

                                                 2002              2001
                                            ---------------  ----------------

Balances at beginning of year               $         5,115  $          4,480
Advances                                              4,186             1,742
Repayments                                           (1,843)           (1,107)
                                            ---------------  ----------------
Balances at end of year                     $         7,458  $          5,115
                                            ===============  ================

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(In thousands, except share and per share data)

Note 17. Parent Company Financial Information

Condensed financial information of Valley Financial Corporation is presented below:

                            Condensed Balance Sheets
                           December 31, 2002 and 2001

                                                                                     2002               2001
                                                                                ---------------   ----------------
Assets
   Cash                                                                         $           126   $            122
   Investment in subsidiary, at equity                                                   18,781             16,096
   Other assets                                                                             118                 86
                                                                                ---------------   ----------------
         Total assets                                                           $        19,025   $         16,304
                                                                                ===============   ================

Liabilities                                                                     $             1   $              -
                                                                                ---------------   ----------------

   Commitments and other matters

Shareholders' equity
   Preferred stock, no par value. Authorized 10,000,000 shares;
     none issued and outstanding                                                              -                  -
   Common stock no par value. Authorized 10,000,000 shares;
     issued and outstanding 1,828,737 shares and 1,819,637
     shares in 2002 and 2001, respectively                                               12,353             12,295
   Retained earnings                                                                      6,369              4,113
   Accumulated other comprehensive income (loss)                                            302               (104)
                                                                                ---------------   ----------------
         Total shareholders' equity                                                      19,024             16,304
                                                                                ---------------   ----------------
         Total liabilities and shareholders' equity                             $        19,025   $         16,304
                                                                                ===============   ================

                         Condensed Statements of Income
                     Years Ended December 31, 2002 and 2001

                                                                                     2002               2001
                                                                                ---------------   ----------------
Income
   Interest income                                                              $             3   $             88
   Other income                                                                               -                 18
                                                                                ---------------   ----------------
                                                                                              3                106

Expenses
   Interest expense                                                                           -                 36
   Other expenses                                                                            72                 55
                                                                                ---------------   ----------------
                                                                                             72                 91
                                                                                ---------------   ----------------

   Income (loss) before income taxes and equity in
     undistributed net income of subsidiary                                                 (69)                15

Income tax (expense) benefit                                                                 49                 (4)
                                                                                ---------------   ----------------
   Income (loss) before equity in undistributed
     net income of subsidiary                                                               (20)                11
   Equity in net income of subsidiary                                                     2,279              1,701
                                                                                ---------------   ----------------
         Net income                                                             $         2,259   $          1,712
                                                                                ===============   ================

Valley Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
(In thousands, except share and per share data)

Note 17. Parent Company Financial Information, continued

                       Condensed Statements of Cash Flows
                     Years Ended December 31, 2002 and 2001

                                                                      2002          2001
                                                                   ----------    -----------
Cash flows from operating activities
  Net income                                                       $    2,259    $     1,712
  Adjustments to reconcile net income to net
    cash (used in) operating activities:
      Equity in net income of subsidiary                               (2,279)        (1,701)
      Amortization of bond premiums                                         -              2
      (Increase) decrease in other assets                                 (32)           410
      Increase (decrease) in other liabilities                              1           (442)
                                                                   ----------    -----------
        Net cash used in operating activities                             (51)           (19)
                                                                   ----------    -----------

Cash flows from investing activities
   Investment in subsidiary                                                 -            (16)
                                                                   ----------    -----------
        Net cash used in investing activities                               -            (16)
                                                                   ----------    -----------

Cash flows from financing activities
   Net proceeds from issuance of common stock                              58             (4)
   Cash in lieu of fractional shares                                       (3)             -
                                                                   ----------    -----------
        Net cash provided by (used in) financing activities                55             (4)
                                                                   ----------    -----------
        Net increase (decrease) in cash                                     4            (39)

Cash at beginning of year                                                 122            161
                                                                   ----------    -----------
Cash at end of year                                                $      126    $       122
                                                                   ==========    ===========

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by Item 401 of Regulation S-B is set forth under the caption "Information Concerning Directors and Nominees" on pages 3-5 of the Company's Proxy Statement dated March 18, 2003 and is incorporated herein by reference.

The information required by Item 405 of Regulation S-B is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 8 of the Company's Proxy Statement dated March 18, 2003 and is incorporated herein by reference.

Item 10. Executive Compensation.

The information required by Item 402 of Regulation S-B is set forth under the caption "Executive Compensation" on pages 9-11 of the Company's Proxy Statement dated March 18, 2003 and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The information required by item 403 of Regulation S-B is set forth under the caption "Security Ownership of Certain Beneficial Owners" on page 3 of the Company's Proxy Statement dated March 18, 2003 and under the caption "Information Concerning Directors and Nominees" on pages 3-5 of the Company's Proxy Statement dated March 18, 2003 and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-B is set forth under the caption "Certain Relationships and Related Transactions" on page 6 of the Company's Proxy Statement dated March 18, 2003 and is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

(a)  The following documents are filed as part of this Report:

     1.   Financial Statements:

          Independent Auditors' Report.

          Consolidated Balance Sheets as of December 31, 2002 and 2001.

          Consolidated Statements of Income for the Years Ended December 31, 2002 and 2001.

          Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2002 and 2001.

          Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001.

          Notes to Consolidated Financial Statements.

     2.   Financial Statement Schedules:

          All schedules are omitted as the required information is inapplicable or the information is presented in the Financial Statements or related notes.

     3.   Exhibits and Reports on Form 8-K:

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

               *10.6 Severance agreement dated February 9, 1998, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.6 of Form 10-KSB filed March 30, 2000, File No. 33-77568).

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

               *10.15 Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.15 of Form 10-QSB filed November 14, 2002, File No. 33-77568).

               11. Statement re Computation of Earnings per Share (filed herewith as Note 10)

               21.       Subsidiaries of the Registrant.

               24.       Power of Attorney.

               99.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

               99.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-KSB pursuant to Item 13(a).

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

         The Company filed two reports on Form 8-K during the quarter ended December 31, 2002. The first report, dated October 18, 2002, reported the Company's consolidated financial results for the quarter ended September 30, 2002. The second report dated November 14, 2002, reported that Valley Financial Corporation furnished to the Securities and Exchange Commission the certification of its Chief Executive Officer and its Chief Financial Officer with respect to Form 10-QSB for the period ended September 30, 2002 as required by the Sarbanes-Oxley Act of 2002.

Item 14. Controls and Procedures.

Within 90 days prior to the date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedure, including internal controls and procedures for financial reporting. Our principal executive officer and principal financial officer supervised this evaluation and concluded that our disclosure controls and procedures are effective. Subsequent to this evaluation, (i) there have not been any significant changes to our internal controls or other factors that could significantly affect our disclosure controls or procedures and (ii) we have not taken any corrective actions with respect to our disclosure controls and procedures to correct any significant deficiencies or weaknesses.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goal under every potential condition, regardless of how remote. In addition, the operation of nay system of controls and procedures is dependent upon the employees responsible for executing it. While we have evaluated the operation of our disclosure controls and procedures and found them effective, there can be no assurance that they will succeed in every instance to achieve their objective.

                                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 31, 2003.


                                           Valley Financial Corporation




                                           By: /s/ Ellis L. Gutshall
                                               ---------------------
                                                  Ellis L. Gutshall
                                                  President and Chief
                                                  Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities indicated as of March 31, 2003.

              Signature                                            Title
      /s/ Ellis L. Gutshall                    President, Chief Executive Officer
     ----------------------------                       and Director (Chief Executive Officer)
     (Ellis L. Gutshall)


      /s/ A. Wayne Lewis                       Executive Vice President, Chief
     ----------------------------                       Operating Officer and Director
     (A. Wayne Lewis)


      /s/ A. Wayne Lewis                       Chief Financial Officer
     ----------------------------                       (Principal Financial Officer
     (A. Wayne Lewis)                                   and Principal Accounting Officer)


      /s/ Abney S. Boxley, III  *              Director
     ----------------------------
     (Abney S. Boxley, III)

       /s/ William D. Elliot                      Director
       --------------------------
       (William D. Elliot)

       /s/ Mason Haynesworth  *                   Director
       --------------------------
       (Mason Haynesworth)

       /s/ Eddie F. Hearp     *                   Director
       --------------------------
       (Eddie  F. Hearp)

                                                  Director
       __________________________
       (Anna L. Lawson)

       /s/ Barbara B. Lemon                       Director
       --------------------------
       (Barbara B. Lemon)

       /s/ George W. Logan                        Director
       --------------------------
       (George W. Logan)

       /s/ John W. Starr      *                   Director
       --------------------------
       (Dr. John W. Starr)

       /s/ Ward W. Stevens    *                   Director
       --------------------------
       (Ward W. Stevens)

       /s/ Michael E. Warner                      Director
       --------------------------
       (Michael E. Warner)



*  By /s/ A. Wayne Lewis
     ----------------------------
       A. Wayne Lewis
       (Attorney in Fact)

                                 CERTIFICATIONS

I, Ellis L. Gutshall, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Valley Financial Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  March 31, 2003                By /s/ Ellis L. Gutshall
                                             ---------------------

                                          President and Chief Executive Officer

                                 CERTIFICATIONS

I, A. Wayne Lewis, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Valley Financial Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  March 31, 2003             By  /s/ A. Wayne Lewis
                                           ------------------

                                       Executive Vice-President and Chief
                                         Financial Officer

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

10.14 Valley Bank Supplemental Retirment Plan effective January 1, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

10.15 Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.15 of Form 10-QSB filed November 14, 2002, File No. 33-77568).

11          Statement re Computation of Earnings per Share (filed herewith as
            Note 10).

21          Subsidiaries of the Registrant.                               83

24          Power of Attorney.                                            84

99.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
            of 2002 (filed herewith).                                     79

99.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
            of 2002 (filed herewith).                                     80