Form 10KSB/A
period 2002-12-31
VALLEY FINANCIAL CORP /VA/
filed 2003-04-10
CIK 921590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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


/s/ Larrowe & Company, PLC.
Galax, Virginia
January 17, 2003

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

                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

         Valley Bank is a subsidiary of the registrant, Valley Financial Corporation. Valley Financial Corporation owns 100% of the Common Stock of the Bank. VB Investments, LLC is a wholly-owned subsidiary of Valley Bank.

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

          Annual Report for the calendar year ended December 31, 2002 on Form 10-KSB, and any amendments thereto, together with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission and all other appropriate regulatory authorities;

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

     WITNESS the signatures and seals of the undersigned this 16/th/ day of January 2003.

/s/ Mason Haynesworth             (SEAL)  /s/ Ward W. Stevens             (SEAL)
----------------------------------        --------------------------------

/s/ Barbara B. Lemon              (SEAL)  /s/ Abney S. Boxley, III        (SEAL)
----------------------------------        --------------------------------

/s/ Michael E. Warner             (SEAL)  /s/ Ellis L. Gutshall           (SEAL)
----------------------------------        --------------------------------

/s/ William D. Elliot             (SEAL)  /s/ A. Wayne Lewis              (SEAL)
----------------------------------        --------------------------------

/s/ George W. Logan               (SEAL)  ________________________________(SEAL)
----------------------------------

/s/ John W. Starr                 (SEAL)  ________________________________(SEAL)
----------------------------------

/s/ Eddie F. Hearp                (SEAL)  ________________________________(SEAL)
----------------------------------

COMMONWEALTH OF VIRGINIA    )
                            ) to wit:
CITY OF ROANOKE             )

     I, Alberta G. Richards, a Notary Public in and for the jurisdiction aforesaid, do hereby certify that Abney S. Boxley, III, William D. Elliot, Ellis L Gutshall, Mason Haynesworth, Eddie F. Hearp, Barbara B. Lemon, A. Wayne Lewis, George W. Logan, John W. Starr, Ward W. Stevens, and Michael E. Warner, whose names are signed to the foregoing writing bearing date the 16/th/ day of January, 2003, this day personally appeared before me and acknowledged the same in my City and State aforesaid.

         GIVEN under my hand and seal this 16/th/ day of January, 2003.

          /s/ Alberta G. Richards
---------------------------------
                 Notary Public

                 My commission expires June 30, 2004

(SEAL)