Form 10QSB
period 2003-03-31
VALLEY FINANCIAL CORP /VA/
filed 2003-05-15
CIK 921590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

Commission File Number: 33-77568

VALLEY FINANCIAL CORPORATION

VIRGINIA (State of Incorporation)	54-1702380 (I.R.S. Employer Identification Number)

36 Church Avenue, S.W.
Roanoke, Virginia 24011
(Address of principal executive offices)

(540) 342-2265
(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At April 30, 2003, 1,831,476 shares of the issuer’s common stock, no par value, were outstanding.

Transitional small business disclosure format: Yes ☐ No ☒.

VALLEY FINANCIAL CORPORATION
FORM 10-QSB
March 31, 2003

SIGNATURES AND CERTIFICATIONS	28

EXHIBIT INDEX	31

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	(Unaudited) March 31 2003	December 31 2002

Assets
Cash and due from banks	$10,913	$8,163
Money market investments:
Federal funds sold	2,411	4,088
Interest-bearing deposits in other banks	5,601	351

Total money market investments	8,012	4,439
Securities held to maturity (approximate market values of $19,963 at March 31, 2003 and $20,120 at December 31, 2002)	20,023	20,218
Securities available for sale	20,120	19,760
Restricted equity securities	2,777	2,427
Loans:
Commercial and industrial loans	45,130	44,668
Commercial real estate loans	79,463	75,378
Real estate construction	18,306	15,727
Residential real estate loans	24,905	23,966
Loans to individuals	27,324	25,922

Total loans	195,128	185,661
Less unearned income	(12)	(14)
Less allowance for loan losses	(2,262)	(2,014)

Net loans	192,854	183,633
Premises and equipment	4,860	4,876
Accrued interest receivable	1,042	1,112
Other assets	6,005	4,218

Total assets	$266,606	$248,846

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand deposits	$35,918	$30,724
Interest bearing demand deposits	12,235	12,007
Money market deposits	21,370	20,521
Other savings deposits	3,779	3,275
Certificates of deposits >100,000	35,046	33,982
Other time deposits	84,471	81,734

Total deposits	192,819	182,243

Short-term borrowings	—	—
Securities sold under agreements to repurchase	5,850	5,864
Accrued interest payable	643	1,044
Other liabilities	693	671
Federal Home Loan Bank advances	47,000	40,000

Total liabilities	247,005	229,822

Commitments and other contingencies
Preferred stock, no par value. Authorized 10,000,000 shares; none issued and outstanding.
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 1,831,476 at March 31, 2003 and 1,828,737 at December 31, 2002	12,382	12,353
Accumulated retained earnings	6,951	6,369
Accumulated other comprehensive income	268	302

Total shareholders’ equity	19,601	19,024

Total liabilities and shareholders’ equity	$266,606	$248,846

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Period January 1, 2003 Through March 31, 2003	For the Period January 1, 2002 Through March 31, 2002

Interest Income:
Interest and fees on loans	$3,167	$2,685
Interest on money market investments	10	5
Interest on securities – taxable	308	407
Interest on securities – nontaxable	149	72

Total interest income	3,634	3,169

Interest Expense:
Interest on certificates of deposit > 100,000	232	270
Interest on other deposits	690	666
Interest on Federal Home Loan Bank advances	385	309
Interest on repurchase agreements	14	15
Interest on borrowed funds	9	7

Total interest expense	1,330	1,267

Net interest income	2,304	1,902
Provision for loan losses	258	187

Net interest income after provision for loan losses	2,046	1,715

Noninterest income:
Service charges on deposit accounts	154	106
Income earned on life insurance contracts	63	36
Other income on real estate loans	53	17
Other fee income	26	11
Securities gains	7	—

Total noninterest income	303	170

Noninterest expense:
Compensation expense	880	672
Occupancy	95	85
Data processing and equipment	171	130
Franchise tax expense	—	35
Purchased tax credit expense	179	—
Deposit expenses	35	25
Loan expenses	81	80
Other expense	238	191

Total noninterest expense	1,679	1,218

Net income before taxes	670	667
Provision for income taxes	88	193

Net income	$582	$474

Basic earnings per share	$0.32	$0.26

Diluted earnings per share	$0.30	$0.25

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except per share data)

	For the Period January 1, 2003 Through March 31, 2003	For the Period January 1, 2002 Through March 31, 2002

Cash Flows From Operating Activities:
Net income	$582	$474
Adjustments to reconcile net income to netcash provided by operating activities:
Provision for loan losses	258	187
Depreciation and amortization	106	85
Net gains on sale of securities	(7)	—
Amortization (accretion) of premiums/discounts	40	11
Decrease in unearned fees	(2)	(2)
Decrease in interest receivable	70	13
(Increase) decrease in other assets	(521)	54
Increase in value of life insurance contracts	(63)	(38)
Decrease in accrued interest payable	(401)	(248)
Increase in other liabilities	22	222

Net cash provided by operating activities	84	758

Cash Flows From Investing Activities:
Increase in money market investments	(3,573)	(48)
Purchases of premises and equipment	(77)	(406)
Purchases of securities available-for-sale	(4,266)	(5,148)
Purchases of securities held to maturity	(2,482)	—
Purchases of restricted equity securities	(350)	—
Principal repayments/sales/calls of securities available-for-sale	3,866	2,030
Principal repayments of securities held to maturity	2,634	—
Investment in life insurance contracts	(1,200)	(671)
Increase in loans	(9,477)	(9,534)

Net cash used in investing activities	(14,925)	(13,777)

Cash Flows From Financing Activities:
Increase in time deposits greater than $100,000	1,064	6,929
Increase in other time deposits	2,737	10,584
Increase (decrease) in other deposits	6,775	(7,760)
Increase in short-term borrowings	—	1,557
Increase (decrease) in securities sold under agreements to repurchase	(14)	1,489
Proceeds from issuance of common stock	29	—
Proceeds from Federal Home Loan Bank advances	7,000	—

Net cash provided by financing activities	17,591	12,799

Net Increase (decrease) in Cash and Due from Banks	2,750	(220)

Cash and Due From Banks at Beginning of Period	8,163	6,235

Cash and Due From Banks at End of Period	$10,913	$6,015

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,731	$1,515

Cash paid during the period for taxes	$—	$45

Noncash financing and investing activities
Transfer of loans to foreclosed property	$264	$—

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements
March 31, 2003
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

The consolidated financial statements of the Company conform to generally accepted accounting principles and to general banking industry practices. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the consolidated financial statements herein have been included. The consolidated financial statements herein should be read in conjunction with the Company’s 2002 Annual Report on Form 10-KSB.

The Company reports its activities as a single business segment. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.

(2)

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. To Comply with Federal Reserve regulations, the Bank will be required to maintain certain average reserve balances. The daily cash reserve requirement for the week including March 31, 2003 was $3,300.

(3)

Securities

The carrying values, unrealized gains, unrealized losses and approximate fair values of available for sale and held to maturity investment securities at March 31, 2003 are shown in the tables below. As of March 31, 2003, investments (including both available for sale and held to maturity) and restricted equity securities with amortized costs and fair values of $29,633 and $29,894, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

The following table sets forth the composition of securities available for sale at March 31, 2003. Securities available for sale are carried at approximate market value.

Available for Sale Investment Portfolio – Category Distribution
(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values

U.S. Treasury	$199	$5	$—	$204
U.S. Government agencies	2,488	30	—	2,518
Mortgage-backed securities	5,682	146	(18)	5,810
Collateralized mortgage obligations	2,040	—	—	2,040
States and political subdivisions	9,104	258	(13)	9,349
Corporate debt securities	200	—	(1)	199

Total securities available for sale	$19,713	$439	($32)	$20,120

The following table sets forth the composition of securities held to maturity at March 31, 2003. Securities held to maturity are carried at amortized cost.

Held to Maturity Investment Portfolio – Category Distribution
(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values

U. S. Government Agencies	2,000	—	(4)	1,996
Mortgage-backed securities	10,983	70	(4)	11,049
Collateralized mortgage obligations	1,983	6		1,989
States and political subdivisions	5,057	—	(128)	4,929

Total securities held to maturity	$20,023	$76	($136)	$19,963

(4)

Allowance for Loan Losses

The following table summarizes the loan loss experience for the three-month periods ended March 31, 2003 and 2002.

Allowance for Loan Losses
(dollars in thousands)

	2003	2002

Balance at January 1	$2,014	$1,468
Provision for loan losses	258	187
Recoveries – Loans to individuals	1
Charged off loans
Loans to Individuals	(11)	—

Balance at March 31	$2,262	$1,655

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

Weighted Average Shares Outstanding

Three months ending March 31:	Basic	Diluted

2003	1,828,970	1,923,354

2002	1,819,811	1,880,294

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

The adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company has net unrealized gains (losses) on available-for-sale securities, an item of other comprehensive income (loss). For the three months ended March 31, 2003 and 2002, total comprehensive income was $548 and $250, respectively.

The information that follows discloses the reclassification adjustments and the income taxes related to securities available-for-sale that are included in other comprehensive loss, net of income taxes for the three month periods ended March 31, 2003 and 2002.

	For the Three Months Ended March 31, 2003	For the Three Months Ended March 31, 2002

Net unrealized losses on securities available for sale:
Net unrealized holding losses during the quarter	$(45)	$(339)
Less reclassification adjustments for gains included in net income	(5)	—
Income tax benefit	16	115

Other comprehensive loss, net of income taxes	$(34)	$(224)

(7)

Financial Instruments With Off-Balance Sheet Risk

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk, which involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At March 31, 2003, outstanding commitments to extend credit were $57,449 as compared to $62,076 at December 31, 2002.

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

(8)

Related Party Transactions

The Bank has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. As of March 31, 2003 aggregate loans to directors, executive officers, and principal shareholders total $8,243. An analysis of loan activity to directors, executive officers and principal shareholders for the year ended December 31, 2002 is as follows:

Loans to Related Parties

Balances as of January 1, 2002	$5,115
Advances	4,186
Repayments	(1,843)

Balances as of December 31, 2002	$7,458

(9)

Other Debt

The Company has outstanding debt with the Federal Home Loan Bank of Atlanta in the amount of $47.0 million as of March 31, 2003. There are four convertible advances in the amount of $5.0 million each and one convertible advance in the amount of $7.0 million currently drawn. There is one $10.0 million convertible advance and one adjustable rate advance in the amount of $10.0 million currently drawn. The Federal Home Loan Bank of Atlanta has the option to convert the $37.0 million in convertible advances on the conversion dates below and any interest payment date thereafter with at least two business days notice. If called, the four $5.0 million convertible advances and the one $7.0 million convertible advance will be converted into a 3-month LIBOR-based adjustable rate credit (ARC) at 3-month LIBOR flat. The $10.0 million convertible advance may be converted into a 3-month LIBOR-based floating rate advance (ARC) at 3-month LIBOR flat only if 3-month LIBOR is greater than or equal to 7.0%. The $10.0 million adjustable rate advance is an ARC with a current rate of 1.28875%, subject to change on each quarterly interest payment date. The following table provides more information on the outstanding advances as of March 31, 2003.

FEDERAL HOME LOAN BANK ADVANCES

Advance Balance	Advance Date	Maturity Date	Rate	Interest Payment Dates	First Optional Conversion Date

$ 5,000,000	December 2, 1999	December 2, 2009	5.46%	Quarterly	December 4, 2000
$ 5,000,000	May 24, 2000	May 24, 2010	6.49%	Quarterly	May 24, 2001
$ 5,000,000	February 9, 2001	February 9, 2011	4.97%	Quarterly	February 9, 2004
$ 5,000,000	November 7, 2001	November 7, 2011	3.91%	Quarterly	November 7, 2006
$10,000,000	September 4, 2002	September 4, 2007	3.09%	Quarterly	September 4, 2003
$10,000,000	December 16, 2002	December 16, 2003	Variable	Quarterly	N/A
$ 7,000,000	March 11, 2003	March 11, 2013	2.91%	Quarterly	March 11, 2008

(10)

Stock Based Compensation

The Company accounts for its stock-based compensation plan using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock Based Compensation, but complies with the disclosure requirements set forth in the Statement (as amended by SFAS No. 148), which include disclosing pro forma net income as if the fair value based method of accounting had been applied.

Stock Option Plans

The Company has an Incentive Stock Plan (the Plan) pursuant to which the Human Resources Committee of the Company’s Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 155,925 shares (adjusted for stock splits) of the Company’s authorized, but unissued common stock. Accordingly, 155,925 shares of authorized, but unissued common stock are reserved for use in the Plan. All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of the grant. Stock options generally have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of the grant. In addition, certain options for 91,098 shares (adjusted for stock splits) based on meeting certain performance criteria have been granted to executive officers. Information related to pro forma net income and per share amounts for the periods presented is as follows:

	March 31,

	2003	2002

Compensation cost recognized in income for all stock-based compensation awards	$—	$—
Pro forma net income, based on SFAS No. 123	$562	$451
Pro forma basic net income per share, based on SFAS No. 123	$.31	$.25
Pro forma diluted net income per share, based on SFAS No. 123	$.29	$.24

Item 2.

Management’s Discussion and Analysis.

The following is management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the three months ended March 31, 2003 and 2002. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto.

Forward-Looking Statements

This report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements, which are representative only on the date hereof. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. The Corporation takes no obligation to update any forward-looking statements contained herein. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions, either nationally or regionally, may be less favorable than expected that could result in a deterioration of credit quality or a reduced demand for credit; and (4) legislative or regulatory changes including changes in accounting standards, may adversely affect the business.

Overview

The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995. There are currently six full-service branch locations, operating in various locations throughout the Cities of Roanoke and Salem and the County of Roanoke. The Bank plans to open its seventh full-service branch in the Lewis-Gale Hospital area in the summer of 2003.

Total assets at March 31, 2003 were $266.6 million, up 7.2% from $248.8 million at December 31, 2002. The principal components of the Company’s assets at the end of the period were $22.9 million in securities available-for-sale, including restricted equity securities, $20.0 million in securities held to maturity, and $195.1 million in gross loans.

Total liabilities at March 31, 2003 were $247.0 million, up 7.5% from $229.8 million at December 31, 2002 with the increase primarily represented by a $10.6 million growth in deposits and a $7.0 million increase in Federal Home Loan Bank advances.

Total shareholders’ equity at March 31, 2003 was $19.6 million consisting of $9.1 million in net proceeds from the Company’s initial public offering, $3.2 million in net proceeds from the Company’s secondary offering, $97,000 in proceeds from the exercise of stock options, increased by accumulated retained earnings of $7.0 million and $268,000 of net unrealized gains on securities available-for-sale, net of related deferred tax liability. Total shareholders’ equity was $19.6 million at March 31, 2003 compared with $19.0 million at December 31, 2002, an increase of $600,000 or 3.2%. Exclusive of unrealized gains (losses) on investment securities, shareholders’ equity was $19.3 million at March 31, 2003 and $18.7 million at December 31, 2002.

The Company had net income of $582,000 for the three months ended March 31, 2003 compared with $474,000 recorded for the three months ended March 31, 2002, an increase of $108,000 or 22.8%. An improved net interest income, despite an 11 basis point decrease in net interest margin for the first quarter of 2003 as compared to the same period last year, combined with increased noninterest income, offset by increases in noninterest expense in virtually all categories, contributed to the 22.8% increase for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Profitability as measured by the Company’s return on average assets (“ROA”) was .94% for the three months ended March 31, 2003 compared to .96% for the same period in 2002. Return on average equity (“ROE”) was 12.34% for the three months ended March 31, 2003 compared to 11.51% for the same period in 2002. The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities.

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

Net interest income was $2.3 million for the three months ended March 31, 2003 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income for the first three months of 2003 increased 21.1% from $1.9 million for the same period in 2002. The net interest margin on a fully taxable equivalent (“FTE “) basis was 4.11% for the first three months of 2003, a decrease of 11 basis points from the 4.22% reported for the same period in 2002. Yields on earning assets are decreasing faster than funding costs may be reduced. The Bank’s cost of funds ratio was 2.33% for the three months ended March 31, 2003, down 51 basis points from the 2.84% reported for the first three months of 2002. The Bank’s yield on earning assets was 6.41% for the three months ended March 31, 2003, down 56 basis points from the 6.97% reported for the three months ended March 31, 2002. Management is diligently working to maintain the net interest margin by reducing the cost of funds ratio.

Noninterest Income

Noninterest income for the three months ended March 31, 2003 was $303,000, an increase of $133,000 or 78.2% over the $170,000 reported for the same period one year earlier. The largest single component of the increase is attributable to service charges on deposit accounts in the amount of $48,000. Other substantial contributors to the increase are tax-exempt income earned on life insurance contracts in the amount of $27,000 and fee income earned on real estate loans in the amount of $36,000. Securities gains and losses totaled $7,000 during the first three months of 2003 as compared to $0 for the first three months of 2002. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

Noninterest Expense

Noninterest expense for the first three months of 2003 was $1.7 million, an increase of $500,000 or 41.7% over the $1.2 million reported for the same period in 2002. Compensation expense was the largest contributor to the increase in the amount of $208,000. The other major contributor to the increase was purchased tax credit expense in the amount of $179,000, which is offset by a reduction in franchise tax expense in the amount of $35,000. Expenses associated with the opening of the Bank’s sixth full-service branch on May 20, 2002 are included in the three months ended March 31, 2002. Expenses associated with the introduction of online banking in May 2002 are also included in the three months ended March 31, 2002. Substantially all major categories of noninterest expense increased due to growth and expansion. Noninterest expenses are expected to increase in future years as a direct result of business growth and expansion.

Income Taxes

To reflect the Company’s anticipated federal income tax liability, an expense of $88,000 and $193,000 at an effective tax rate of 13.1% and 28.9% was recognized for the three months ended March 31, 2003 and March 31, 2002, respectively. During the first quarter of 2003, the Bank purchased federal and state tax credits in the amounts of $174,000 and $217,000, respectively. The federal and state tax credits were purchased at a total cost of $156,000 and $151,000, respectively. The credits were expensed in the amount of $179,000 during the first quarter of 2003, comprised of $156,000 federal and $23,000 state, as purchased tax credit expense (a noninterest expense). The federal tax credits will offset income tax expense in 2003 while the state tax credits will offset franchise tax expense in 2003 and a partial amount of 2004. The effective tax rate differs from the statutory rate of 34 percent primarily due to tax-exempt interest income on municipal securities, net of disallowance and tax-exempt income earned on life insurance contracts.

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

Investment securities (available for sale and held to maturity), including restricted equity securities, at March 31, 2003 were $42.9 million, an increase of $500,000 or 1.2% from their level of $42.4 million on December 31, 2002. The increase of $500,000 is primarily due to purchases in the amount of $7.1 million, offset by principal repayments and sale proceeds in the amounts of $5.9 million and $564,000, respectively. See Note 3 to the Consolidated Financial Statements.

Loan Portfolio

The Company’s total loans were $195.1 million at March 31, 2003, an increase of $9.4 million or 5.1% from the $185.7 million reported at December 31, 2002. The Company’s ratio of total loans to total funding sources (customer deposits, securities sold under agreements to repurchase, federal funds purchased and Federal Home Loan Bank advances) stood at 79.4% at March 31, 2003 and 81.4% at December 31, 2002. Management seeks to maintain the ratio of loans to funding sources at a maximum of 85%.

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

The following table summarizes the loan portfolio by category as of the three-month periods ended March 31, 2003 and 2002 and the year ended December 31, 2002.

Loan Portfolio Summary
(dollars in thousands)

	March 31, 2003	December 31, 2002	March 31, 2002

Commercial and industrial	$45,130	$44,668	$37,948
Commercial real estate	79,463	75,378	64,502
Real estate construction	18,306	15,727	10,988
Residential real estate	24,905	23,966	21,715
Loans to individuals	27,324	25,922	21,954

Total loans	$195,128	$185,661	$157,107

Loan Category Analysis

Commercial Loans. Commercial and industrial loans accounted for 23.1% of the loan portfolio as of March 31, 2003 and stood at $45.1 million versus $44.7 million three months earlier. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The credit worthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

Commercial Real Estate Loans. Commercial real estate construction and commercial real estate mortgages represent interim and permanent financing of commercial properties that are secured by real estate, and were 40.7% of total loans at March 31, 2003. Outstanding loans in this category equaled $79.5 million and $75.4 million at March 31, 2003 and December 31, 2002, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties. These borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

Real Estate Construction Loans. Real estate construction loans represent interim financing on residential and commercial properties under construction, and are secured by real estate. Once construction is completed and the loan becomes permanent, the loans are reclassified as commercial real estate loans, which are secured by commercial property or residential real estate loans, which are secured by first deeds of trust. Outstanding loans in this category totaled $18.3 million (9.4% of total loans) at March 31, 2003 as compared to $15.7 million at December 31, 2002.

Residential Real Estate Loans. Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $24.9 million in loans (12.8% of total loans) at March 31, 2003 and $24.0 million in such loans at December 31, 2002. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years and offers a bi-weekly payment option to encourage faster repayment. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

Loans to Individuals. Loans to individuals include installment loans and home equity lines of credit/loans secured by junior liens on residential real estate. The loan proceeds typically are used to purchase vehicles, finance home remodeling or higher education, or for other consumer purposes. Loans to individuals totaled $27.3 million (14.0% of total loans) at March 31, 2003 compared to $25.9 million at December 31, 2002.

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

A provision for loan losses of $258,000 was provided during the three months ended March 31, 2003, an increase of $71,000 or 38.0% over the same period in 2002, in recognition of management’s estimate of inherent risks associated with lending activities. The allowance for loan losses was $2.3 million as of March 31, 2003 and represented approximately 1.2% of net loans outstanding versus 1.1% of net loans at December 31, 2002 (see Note 4 to the Consolidated Financial Statements). A total of $125,000 in specific reserves, on one consumer customer placed on nonaccrual status in the first quarter of 2003, is included in the balance of the allowance for loan losses as of March 31, 2003. The $125,000 specific reserve was accrued during the first quarter of 2003. A total of $60, 000 in specific reserves, on one commercial loan placed on nonaccrual status in April 1999, is included in the balance of the allowance for loan losses as of March 31, 2002. Of the $60,000 specific reserve, $30,000 was accrued during the first quarter of 2002. Additional factors contributing to the increase in provision expense are strong year-over-year growth in average loans outstanding and management’s concern about perceived continuing economic weakness.

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

The total recorded investment in impaired loans was $214,000, $390,000 and $828,000, respectively for the three month period ended March 31, 2003, the year ended December 31, 2002 and the three-month period ended March 31, 2002. The loan loss allowance related to impaired loans was $125,000, $0 and $60,000, respectively for the above-referenced time periods. Management believes that the above allocated reserves are adequate for the impaired loans in the Company’s portfolio based upon a detailed review of the quality and pledged collateral of each individual loan considered impaired at each of the above-referenced periods.

Nonperforming assets at March 31, 2003, December 31, 2002 and March 31, 2002 are presented in the following table.

Nonperforming Assets
(dollars in thousands)

	March 31, 2003	December 31, 2002	March 31, 2002

Nonaccrual loans	$213	$—	$440
Loans past due 90 days or more	1	390	388
Restructured loans	0	0	0

Total nonperforming loans	214	390	828

Foreclosed, repossessed and idled properties	449	196	—

Total nonperforming assets	$663	$586	$828

If nonaccrual loans had performed in accordance with their original terms, additional interest income in the amount of $4,000, $15,000, and $9,000, respectively would have been recorded for the three month period ended March 31, 2003, the year ended December 31, 2002 and the three month period ended March 31, 2002.

Other Assets

The Company’s other assets were $6.0 million at March 31, 2003, an increase of $1.8 million over the $4.2 million reported as of December 31, 2002. The purchase of split dollar life insurance contracts on key employees contributed $1.2 million of the total increase during the first three months of 2003. Life insurance contracts comprise a total of $4.4 million of the $6.0 million other assets balance as of March 31, 2003. An increase in foreclosed properties contributed $253,000 to the increase during the first quarter of 2003.

Deposits

As of March 31, 2003 total deposits were $192.8 million, an increase of $10.6 million or 5.8% from their level of $182.2 million at December 31, 2002. Certificates of deposit increased by $3.8 million to a total of $119.5 million at March 31, 2003, up from $115.7 million at December 31, 2002. Non-interest bearing demand deposits, savings, and money market accounts increased by $5.2 million, $500,000, and $900,000, respectively.

At March 31, 2003 noninterest-bearing demand deposits were $35.9 million or 18.6% of total deposits. On December 31, 2002 noninterest-bearing demand deposits were $30.7 million or 16.8% of total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) were $73.3 million or 38.0% of total deposits at March 31, 2003, compared with $66.5 million or 36.5% of total deposits at December 31, 2002. Total interest bearing deposits stood at $156.9 million at March 31, 2003, an increase of $5.4 million or 3.6% over their level of $151.5 million at December 31, 2002.

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

Short-Term Borrowings

The Company placed in service a commercial sweep account program in third quarter 1999. The balance in the program decreased by $14,000 from its level of $5.9 million at December 31, 2002 during the first quarter of 2003. The program consists of establishing a demand deposit account in which the Bank invests available balances daily in securities on an overnight basis subject to repurchase. On the following business day, the Bank will repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month. The contractual agreement states that a repurchase agreement is not a deposit and therefore is not insured by the Federal Deposit Insurance Corporation. Therefore, these repurchase balances are not reported as deposits but as short-term borrowings.

Exclusive of the commercial sweep accounts, the Company had no other short-term borrowings. See the liquidity section for further information on the preceding borrowings.

Other Debt

Other debt consists of Federal Home Loan Bank advances. These advances are relatively cost-effective funding sources and provide the Company with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Federal Home Loan Bank advances totaled $47.0 million, an increase of $7.0 million over the $40.0 million as of December 31, 2002. The increase in advances during the year reflects the funding to support loan and investment growth.

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

At least quarterly, the Company measures the ALM position using earnings simulation modeling to estimate what assets and liabilities would reprice, and to what extent, within a one-year period in response to an immediate 200 basis point change in the Prime Rate, as well as in response to more gradual interest rate change. The Company’s objective is to keep the change in net interest income over twelve months at or below 5%, and the change in net income at or below 10%, under an immediate 200 basis point interest rate shock scenario. The model also incorporates management’s forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates Management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected.

Capital Adequacy

The Company’s financial position at March 31, 2003 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. Capital ratios are in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

Major capital expenditures planned during 2003 include the construction of the Bank’s seventh full-service branch in the Lewis-Gale Hospital area. The branch is planned to open in the summer of 2003, which will be funded by current operations. Also planned for 2003 are extensive leasehold improvements to the Bank’s headquarters facility.

Total shareholders’ equity increased by $600,000 during the first three months of 2003. The increase is primarily attributable to net income for the first three months of $582,000 and $29,000 in proceeds from the exercise of stock options in March of 2003. Exclusive of unrealized gains (losses) on investment securities, shareholders’ equity was $19.3 million at March 31, 2003 and $18.7 million at December 31, 2002.

For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:

Capital Ratios

Ratio	3/31/03	12/31/02	3/31/02	Minimum

Tier 1	9.1%	9.3%	9.9%	4%
Total	10.1%	10.3%	10.9%	8%
Leverage	7.7%	7.7%	8.5%	4%

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

The Company’s asset liquidity is provided by cash and due from banks, money market investments, investments available for sale including restricted equity securities, and through management of investment maturities/prepayments and loan repayments. The Company’s ratio of liquid assets to deposits and short-term borrowings was 21.1% at March 31, 2003 and 18.5% at December 31, 2002. The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. The Company had federal funds sold of $2.4 million and $4.1 million at March 31, 2003 and December 31, 2002, respectively. During the first three months of 2003, deposit growth in the amount of $10.6 million surpassed loan growth in the amount of $9.4 million. The excess $1.2 million coupled with Federal Home Loan Bank advances in the amount of $7.0 million and returned federal funds sold in the amount of $1.7 million, was used to fund investment purchases in excess of principal paydowns and sales proceeds of approximately $600,000 and purchases split dollar life insurance policies on key executives in the amount of $1.2 million. Of the remaining $8.1 million in liquidity, $5.3 million was invested in interest bearing deposits and $2.7 remains in cash and due from banks.

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

Recent and Future Accounting Considerations

In April 2003 the Financial Accounting Standards Board (FASB) issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. This Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for in a similar manner. This Statement more clearly defines under what circumstances a contract meets the characteristic of a derivative and clarifies when a derivative contains a financing component. The changes in this Statement will result in more consistent reporting of contracts as either derivatives or hybrid instruments. The provisions of this Statement are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of this Statement that relate to Statement 133 Implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.

In December 2002 the Financial Accounting Standards Board (FASB) issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”, which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this Statement are effective for interim periods beginning after December 15, 2002 and for fiscal years ending after December 15, 2002.

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

The Company filed the following exhibits for the quarter ended March 31, 2003:

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

11.	Statement re Computation of Earnings per Share (filed herewith as Note 5).

99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-QSB pursuant to Item 13(a).

(b)

Reports on Form 8-K filed during the last quarter of the period covered by this report:

The Company filed two reports on Form 8-K during the quarter ended March 31, 2003. The first report, dated January 21, 2003, reported the Company’s consolidated financial results for the period ended December 31, 2002. The second report, dated March 31, 2003, reported that Valley Financial Corporation furnished to the Securities and Exchange Commission the certification of its Chief Executive Officer and its Chief Financial Officer with respect to Form 10-KSB for the period ended December 31, 2002 as required by the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION
May 15, 2003	/s/ ELLIS L. GUTSHALL

Date	Ellis L. Gutshall, President and Chief Executive Officer

May 15, 2003	/s/ A. WAYNE LEWIS

Date	A. Wayne Lewis, Executive Vice President and Chief Financial Officer

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

Date:	May 15, 2003	By	/s/ ELLIS L. GUTSHALL

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

Date:	May 15, 2003	By	/s/ A. WAYNE LEWIS

Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

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

11	Statement re Computation of Earnings per Share (filed herewith as Note 5).

99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	29

99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	30