Form 10QSB
period 2003-06-30
VALLEY FINANCIAL CORP /VA/
filed 2003-08-14
CIK 921590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

Commission File Number: 33-77568

VALLEY FINANCIAL CORPORATION

VIRGINIA	54-1702380
(State of Incorporation)	(I.R.S. Employer Identification Number)

36 Church Avenue, S.W. Roanoke, Virginia 24011

(Address of principal executive offices)

(540) 342-2265

(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

At July 31, 2003, 1,831,476 shares of the issuer’s common stock, no par value, were outstanding.

Transitional small business disclosure format:  Yes  ☐  No  ☒.

VALLEY FINANCIAL CORPORATION

FORM 10-QSB

June 30, 2003

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	(Unaudited)
	June 30 2003	December 31 2002
Assets
Cash and due from banks	$11,447	$8,163
Money market investments:
Federal funds sold	5,298	4,088
Interest-bearing deposits in other banks	168	351

Total money market investments	5,466	4,439
Securities held to maturity (approximate market values of $23,855 at June 30, 2003 and $20,120 at December 31, 2002)	23,583	20,218
Securities available for sale	31,019	19,760
Restricted equity securities	2,777	2,427
Loans:
Commercial and industrial loans	45,006	44,668
Commercial real estate loans	81,379	75,378
Real estate construction	20,241	15,727
Residential real estate loans	27,960	23,966
Loans to individuals	28,067	25,922

Total loans	202,653	185,661
Less unearned income	(11)	(14)
Less allowance for loan losses	(2,360)	(2,014)

Net loans	200,282	183,633
Premises and equipment	5,132	4,876
Bank owned life insurance	4,508	3,178
Accrued interest receivable	1,141	1,112
Other assets	1,344	1,040

Total assets	$286,699	$248,846

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand deposits	$36,566	$30,724
Interest bearing demand deposits	12,467	12,007
Money market deposits	24,331	20,521
Other savings deposits	3,917	3,275
Certificates of deposits >100,000	37,229	33,982
Other time deposits	93,216	81,734

Total deposits	207,726	182,243

Short-term borrowings	—	—
Securities sold under agreements to repurchase	6,319	5,864
Accrued interest payable	754	1,044
Other liabilities	300	671
Trust Preferred Issue	4,000	—
Federal Home Loan Bank advances	47,000	40,000

Total liabilities	266,099	229,822

Commitments and other contingencies
Preferred stock, no par value. Authorized 10,000,000 shares; none issued and outstanding.
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 1,831,476 at June 30, 2003 and 1,828,737 at December 31, 2002.	12,382	12,353
Accumulated retained earnings	7,683	6,369
Accumulated other comprehensive income	535	302

Total shareholders’ equity	20,600	19,024

Total liabilities and shareholders’ equity	$286,699	$248,846

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Period January 1, 2003 Through June 30, 2003	For the Period January 1, 2002 Through June 30, 2002
Interest Income:
Interest and fees on loans	$6,374	$5,607
Interest on money market investments	40	12
Interest on securities – taxable	650	813
Interest on securities – nontaxable	305	153

Total interest income	7,369	6,585

Interest Expense:
Interest on certificates of deposit > 100,000	475	544
Interest on other deposits	1,450	1,370
Interest on Federal Home Loan Bank advances	810	623
Interest on repurchase agreements	28	35
Interest on borrowed funds	11	10

Total interest expense	2,774	2,582

Net interest income	4,595	4,003

Provision for loan losses	356	398

Net interest income after provision for loan losses	4,239	3,605

Noninterest income:
Service charges on deposit accounts	332	229
Income earned on bank owned life insurance	132	81
Other income on real estate loans	110	30
Other fee income	63	23
Securities gains	7	—

Total noninterest income	644	363

Noninterest expense:
Compensation expense	1,767	1,380
Occupancy	186	169
Data processing and equipment	354	276
Franchise tax expense	—	74
Purchased tax credit expense	214	—
Deposit expenses	76	57
Loan expenses	156	184
Other expense	501	439

Total noninterest expense	3,254	2,579

Net income before taxes	1,629	1,389
Provision for income taxes	315	400

Net income	$1,314	$989

Basic earnings per share	$0.72	$0.54

Diluted earnings per share	$0.68	$0.52

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Period April 1, 2003 Through June 30, 2003	For the Period April 1, 2002 Through June 30, 2002
Interest Income:
Interest and fees on loans	$3,207	$2,922
Interest on money market investments	30	7
Interest on securities – taxable	342	406
Interest on securities – nontaxable	156	81

Total interest income	3,735	3,416

Interest Expense:
Interest on certificates of deposit > 100,000	243	274
Interest on other deposits	760	704
Interest on Federal Home Loan Bank advances	425	314
Interest on repurchase agreements	14	20
Interest on borrowed funds	2	3

Total interest expense	1,444	1,315

Net interest income	2,291	2,101

Provision for loan losses	98	211

Net interest income after provision for loan losses	2,193	1,890

Noninterest income:
Service charges on deposit accounts	178	123
Income earned on bank owned life insurance	69	45
Other income on real estate loans	57	13
Other fee income	37	12
Securities gains	—	—

Total noninterest income	341	193

Noninterest expense:
Compensation expense	887	708
Occupancy	91	84
Data processing and equipment	183	146
Franchise tax expense	—	39
Purchased tax credit expense	35	—
Deposit expenses	41	31
Loan expenses	75	104
Other expense	263	249

Total noninterest expense	1,575	1,361

Net income before taxes	959	722
Provision for income taxes	227	207

Net income	$732	$515

Basic earnings per share	$0.40	$0.28

Diluted earnings per share	$0.38	$0.27

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except per share data)

	For the Period January 1, 2003 Through June 30, 2003	For the Period January 1, 2002 Through June 30, 2002
Cash Flows From Operating Activities:
Net income	$1,314	$989
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	356	398
Depreciation and amortization	227	183
Net gains on sale of securities	(7)	—
Net losses on sales of foreclosed properties	6	—
Net losses on disposals of fixed assets	5	2
Amortization (accretion) of premiums/discounts	71	17
Decrease in unearned fees	(3)	(5)
Increase in accrued interest receivable	(29)	(118)
(Increase) decrease in other assets	(456)	30
Increase in value of life insurance contracts	(130)	(83)
Decrease in accrued interest payable	(290)	(83)
Decrease in other liabilities	(371)	(164)

Net cash provided by operating activities	693	1,166

Cash Flows From Investing Activities:
Increase in money market investments	(1,027)	(70)
Purchases of premises and equipment	(455)	(927)
Purchases of securities available-for-sale	(15,816)	(5,555)
Purchases of securities held to maturity	(10,141)	—
Purchases of restricted equity securities	(350)	—
Principal repays/sales/calls of securities available for sale	4,926	4,071
Principal repays/calls of securities held to maturity	6,696	—
Investment in life insurance contracts	(1,200)	(671)
Proceeds from sale of foreclosed properties	286	—
Capitalized foreclosed property expense	(29)	—
Increase in loans	(17,266)	(23,789)

Net cash used in investing activities	(34,376)	(26,941)

Cash Flows From Financing Activities:
Increase in time deposits greater than $100,000	3,247	10,687
Increase in other time deposits	11,482	23,450
Increase (decrease) in other deposits	10,754	(6,605)
Decrease in short-term borrowings	—	(3,824)
Increase in securities sold under agreements to repurchase	455	2,328
Cash in lieu of fraction shares	—	(3)
Proceeds from Federal Home Loan Bank advances	7,000	—
Proceeds from Trust Preferred Issue	4,000	—
Proceeds from issuance of common stock	29	—

Net cash provided by financing activities	36,967	26,033

Net Increase in Cash and Due From Banks	3,284	258
Cash and Due From Banks at Beginning of Period	8,163	6,235

Cash and Due From Banks at End of Period	$11,447	$6,493

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,064	$2,665

Cash paid during the period for taxes	$479	$588

Noncash financing and investing activities:
Transfer of loans to foreclosed property	$264	$366

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2003

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

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. To Comply with Federal Reserve regulations, the Bank will be required to maintain certain average reserve balances. The daily cash reserve requirement for the week including June 30, 2003 was $3,800.

(3)	Securities

The carrying values, unrealized gains, unrealized losses and approximate fair values of available for sale and held to maturity investment securities at June 30, 2003 are shown in the tables below. As of June 30, 2003, investments (including both available for sale and held to maturity) and restricted equity securities with amortized costs and fair values of $31,349 and $31,915, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

The following table sets forth the composition of securities available for sale at June 30, 2003. Securities available for sale are carried at approximate market value.

Available for Sale Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U.S. Treasury	$200	$3	$—	$203
U.S. Government agencies	2,968	58	—	3,026
Mortgage-backed securities	5,009	146	—	5,155
Collateralized mortgage obligations	12,373	78	(6)	12,445
States and political subdivisions	9,459	538	(12)	9,985
Corporate debt securities	200	5	—	205

Total securities available for sale	$30,209	$828	$(18)	$31,019

The following table sets forth the composition of securities held to maturity at June 30, 2003. Securities held to maturity are carried at amortized cost.

Held to Maturity Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U.S. Government agencies	5,978	30	—	6,008
Mortgage-backed securities	$9,911	$121	$—	$10,032
Collateralized mortgage obligations	1,954	11	—	1,965
States and political subdivisions	5,740	130	(20)	5,850

Total securities available for sale	$23,583	$292	$(20)	$23,855

(4)	Allowance for Loan Losses

The following table summarizes the loan loss experience for the six-month periods ended June 30, 2003 and 2002.

Allowance for Loan Losses

(dollars in thousands)

	2003	2002
Balance at January 1	$2,014	$1,468
Provision for loan losses	356	398
Recoveries – Loans to individuals	1	0
Charged off loans
Commercial	0	(58)
Credit Cards	0	(1)
Loans to individuals	(11)	0

Balance at June 30	$2,360	$1,807

(5)	Earnings Per Share

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

Weighted Average Shares Outstanding
	Basic	Diluted
Three months ending June 30:
2003	1,831,476	1,946,331

2002	1,819,749	1,892,246

	Basic	Diluted
Six months ending June 30:
2003	1,830,230	1,935,849

2002	1,819,780	1,886,483

(6)	Comprehensive Income

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

The adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company has net unrealized gains (losses) on available-for-sale securities, an item of other comprehensive income (loss). For the six months ended June 30, 2003 and 2002, total comprehensive income was $1,547 and $1,254, respectively. For the three months ended June 30, 2003 and 2002, total comprehensive income was $999 and $1,004, respectively.

The information that follows discloses the reclassification adjustments and the income taxes related to securities available-for-sale that are included in other comprehensive income, net of income taxes for the six and three month periods ended June 30, 2003 and 2002.

	For the Six Months Ended June 30, 2003	For the Six Months Ended June 30, 2002
Net unrealized gains on securities available for sale:
Net unrealized holding gains during the year	$360	$402
Less reclassification adjustments for gains included in net income	(5)	—
Income tax expense	(122)	(137)

Other comprehensive income, net of income taxes	$233	$265

	For the Three Months Ended June 30, 2003	For the Three Months Ended June 30, 2002
Net unrealized gains on securities available for sale:
Net unrealized holding gains during the quarter	$405	$741
Less reclassification adjustments for gains included in net income	—	—
Income tax expense	(138)	(252)

Other comprehensive income, net of income taxes	$267	$489

(7)	Financial Instruments With Off-Balance Sheet Risk

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk, which involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At June 30, 2003, outstanding commitments to extend credit were $61,998 as compared to $62,076 at December 31, 2002.

Commitments to extend credit are agreements to lend to a customer as long as there is no breach of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments may expire without ever being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash outlays for the Company.

8)	Related Party Transactions

The Bank has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. As of June 30, 2003 aggregate loans to directors, executive officers, and principal shareholders total $8,987. An analysis of loan activity to directors, executive officers and principal shareholders for the year ended December 31, 2002 is as follows:

Loans to Related Parties

Balances as of January 1, 2002	$5,115
Advances	4,186
Repayments	(1,843)

Balances as of December 31, 2002	$7,458

(9)	Other Debt

The Company has outstanding debt with the Federal Home Loan Bank of Atlanta in the amount of $47.0 million as of June 30, 2003. There are four convertible advances in the amount of $5.0 million each and one convertible advance in the amount of $7.0 million currently drawn. There is one $10.0 million convertible advance and one adjustable rate advance in the amount of $10.0 million currently drawn. The Federal Home Loan Bank of Atlanta has the option to convert the $37.0 million in convertible advances on the conversion dates below and any interest payment date thereafter with at least two business days notice. If called, the four $5.0 million convertible advances and the one $7.0 million convertible advance will be converted into a 3-month LIBOR-based adjustable rate credit (ARC) at 3-month LIBOR flat. The $10.0 million convertible advance may be converted into a 3-month LIBOR-based floating rate advance (ARC) at 3-month LIBOR flat only if 3-month LIBOR is greater than or equal to 7.0%. The $10.0 million adjustable rate advance is an ARC with a current rate of 1.14875%, subject to change on each quarterly interest payment date. The following table provides more information on the outstanding advances as of June 30, 2003.

FEDERAL HOME LOAN BANK ADVANCES

Advance Balance	Advance Date	Maturity Date	Rate	Interest Payment Dates	First Optional Conversion Date
$5,000,000	December 2, 1999	December 2, 2009	5.46%	Quarterly	December 4, 2000
$5,000,000	May 24, 2000	May 24, 2010	6.49%	Quarterly	May 24, 2001
$5,000,000	February 9, 2001	February 9, 2011	4.97%	Quarterly	February 9, 2004
$5,000,000	November 7, 2001	November 7, 2011	3.91%	Quarterly	November 7, 2006
$10,000,000	September 4, 2002	September 4, 2007	3.09%	Quarterly	September 4, 2003
$10,000,000	December 16, 2002	December 16, 2003	Variable	Quarterly	N/A
$7,000,000	March 11, 2003	March 11, 2013	2.91%	Quarterly	March 11, 2008

Trust Preferred Securities are hybrid securities, which are considered equity for regulatory purposes and debt for financial statement and tax purposes. Trust Preferred Securities offer the benefit of an attractive floating or fixed rate interest payment which is tax deductible, making the after-tax cost to the issuer less than traditional forms of capital. The $4.0 million debt was effective June 26, 2003 with a stated term of 30 years. Quarterly interest payments begin September 26, 2003. The debt carries an interest rate of 3-Month LIBOR plus 3.10%, which will reset quarterly on each interest payment date.

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

Stock Option Plans

The Company has an Incentive Stock Plan (the Plan) pursuant to which the Human Resources Committee of the Company’s Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 155,925 shares (adjusted for stock splits) of the Company’s authorized, but unissued common stock. Accordingly, 155,925 shares of authorized, but unissued common stock are reserved for use in the Plan. There are 133,725 options for shares granted to officers and key employees currently outstanding as of June 30, 2003. All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of the grant. Stock options generally have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of the grant. In addition, certain options for 91,098 shares (adjusted for stock splits) based on meeting certain performance criteria have been granted to executive officers. There are 81,998 options for shares granted to executive officers currently outstanding as of June 30, 2003. Information related to pro forma net income and per share amounts for the periods presented is as follows:

	Six Months Ended June 30,
	2003	2002
Compensation cost recognized in income for all stock-based compensation awards	$—	$—
Pro forma net income, based on SFAS No. 123	$1,274	$941
Pro forma basic net income per share, based on SFAS No. 123	$.70	$.52
Pro forma diluted net income per share, based on SFAS No. 123	$.66	$.50

	Quarter Ended June 30,
	2003	2002
Compensation cost recognized in income for all stock-based compensation awards	$—	$—
Pro forma net income, based on SFAS No. 123	$712	$491
Pro forma basic net income per share, based on SFAS No. 123	$.39	$.27
Pro forma diluted net income per share, based on SFAS No. 123	$.37	$.26

Item 2. Management’s Discussion and Analysis.

The following is management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the six months ended June 30, 2003 and 2002. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto.

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

Total assets at June 30, 2003 were $286.7 million, up 15.2% from $248.8 million at December 31, 2002. The principal components of the Company’s assets at the end of the period were $33.8 million in securities available-for-sale, including restricted equity securities, $23.6 million in securities held to maturity, and $202.7 million in gross loans.

Total liabilities at June 30, 2003 were $266.1 million, up 15.8% from $229.8 million at December 31, 2002 with the increase represented by a $25.5 million growth in deposits, a $400,000 growth in securities sold under agreements to repurchase, a $4.0 million trust preferred debt issue, and a $7.0 million increase in Federal Home Loan Bank advances.

Total shareholders’ equity at June 30, 2003 was $20.6 million consisting of $9.1 million in net proceeds from the Company’s initial public offering, $3.2 million in net proceeds from the Company’s secondary offering, $97,000 in proceeds from the exercise of stock options, increased by accumulated retained earnings of $7.7 million and $535,000 of net unrealized gains on securities available-for-sale, net of related deferred tax liability. Total shareholders’ equity was $20.6 million at June 30, 2003 compared with $19.0 million at December 31, 2002, an increase of $1.6 million or 8.4%. Exclusive of unrealized gains (losses) on investment securities, shareholders’ equity was $20.1 million at June 30, 2003 and $18.7 million at December 31, 2002.

The Company had net income of $1.3 million for the six months ended June 30, 2003, an increase of $325,000 or 32.9% over the six months ended June 30, 2002. Net income for the three months ended June 30, 2003 was $732,000, a 42.1% increase over the $515,000 recorded for the second quarter of 2002. An improved net interest income combined with increased noninterest income, offset by increases in noninterest expense in virtually all categories, contributed to the 32.9% and 42.1% increase for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 and the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, respectively.

Profitability as measured by the Company’s return on average assets (“ROA”) was 1.00% for the six months ended June 30, 2003 compared to .96% for the same period in 2002. ROA for the second quarter of 2003 was 1.07% versus 0.96% for the second quarter of 2002. Return on average equity (“ROE”) was 13.62% for the six months ended June 30, 2003 compared to 11.77% for the same period in 2002. ROE for the second quarter of 2003 was 14.84% as compared to 12.02% for the second quarter of 2002. The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities.

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

Net interest income was $4.6 million for the six months ended June 30, 2003 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income for the first six months of 2003 increased 15.0% from $4.0 million for the same period in 2002. The net interest margin on a fully taxable equivalent (“FTE “) basis was 3.90% for the first six months of 2003, a decrease of 35 basis points from the 4.25% reported for the same period in 2002. Yields on earning assets are decreasing faster than funding costs may be reduced. The Bank’s cost of funds ratio was 2.31% for the six months ended June 30, 2003, down 45 basis points from the 2.76% reported for the first six months of 2002. The Bank’s yield on earning assets was 6.17% for the six months ended June 30, 2003, down 77 basis points from the 6.94% reported for the six months ended June 30, 2002. For the three months ended June 30, 2003 net interest income was $2.3 million, an increase of 9.5% from the $2.1 million reported for the three months ended June 30, 2002. The FTE net interest margin was 3.70% and 4.28% for the three month periods ended June 30, 2003 and 2002, respectively. Management is diligently working to maintain the net interest margin by reducing the cost of funds ratio.

Noninterest Income

Noninterest income for the six months ended June 30, 2003 was $644,000, an increase of $281,000 or 77.4% over the $363,000 reported for the same period one year earlier. The largest components of the increase are service charges on deposit accounts in the amount of $103,000, tax-exempt income earned on bank owned life insurance in the amount of $51,000, other income on real estate loans in the amount of $80,000, and other fee income in the amount of $40,000. Securities gains and losses totaled $7,000 during the first six months of 2003 as compared to $0 for the first six months of 2002. For the three months ended June 30, 2003 noninterest income was $341,000, an increase of $148,000 or 76.7% over the $193,000 reported for the second quarter of 2002. The largest components of the increase are service charges on deposit accounts in the amount of $55,000, tax-exempt income earned on bank owned life insurance in the amount of $24,000, other income on real estate loans in the amount of $44,000, and other fee income in the amount of $25,000. Securities gains of $0 and $0 are included in the total noninterest income totals for the quarters ended June 30, 2003 and 2002, respectively. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

Noninterest Expense

Noninterest expense for the first six months of 2003 was $3.3 million, an increase of $700,000 or 26.9% over the $2.6 million reported for the same period in 2002. Compensation expense was the largest contributor to the increase in the amount of $387,000. The other major contributor to the increase was purchased tax credit expense in the amount of $214,000, which is offset by a reduction in franchise tax expense in the amount of $74,000. Expenses associated with the opening of the Bank’s sixth full-service branch on May 20, 2002 are included in the six months ended June 30, 2002. Expenses associated with the introduction of online banking in May 2002 are also included in the six months ended June 30, 2002. Substantially all major categories of noninterest expense increased due to growth and expansion. Noninterest expense for the quarter ended June 30, 2003 was $1.6 million, an increase of $200,000 or 14.3% over the $1.4 million reported for the second quarter of 2002. Substantially all major categories of noninterest expense increased due to growth and expansion. Noninterest expenses are expected to increase in future years as a direct result of business growth and expansion.

Income Taxes

To reflect the Company’s anticipated federal income tax liability, an expense of $315,000 and $400,000 at an effective tax rate of 19.3% and 28.8% was recognized for the six months ended June 30, 2003 and June 30, 2002, respectively. The provision for income taxes for the second quarter of 2003 and 2002 was $227,000 and $207,000 at an effective tax rate of 23.7% and 28.7%, respectively. During the first quarter of 2003, the Bank purchased federal and state tax credits in the amounts of $174,000 and $217,000, respectively. The federal and state tax credits were purchased at a total cost of $156,000 and $151,000, respectively. The credits were expensed in the amount of $214,000 during the first six months of 2003, comprised of $156,000 federal and $58,000 state, as purchased tax credit expense (a noninterest expense). The federal tax credits will offset income tax expense in 2003 while the state tax credits will offset franchise tax expense in 2003 and a partial amount in 2004. Other factors contributing to the difference between the effective tax rate and the statutory rate of 34 percent include tax-exempt interest income on municipal securities, net of disallowance and tax-exempt income earned on bank owned life insurance.

Investment Securities

The Company’s investment portfolio is used both for investment income and liquidity purposes. Funds not used for capital expenditures or lending activities are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate bonds, and equity securities. Obligations of the U.S. Government and its agencies include treasury notes and callable or noncallable agency bonds. Mortgage-backed securities and collateralized mortgage obligations include pools issued by government agencies and corporate mortgage pools. Municipal bonds include taxable and tax-exempt general obligation and revenue issues. Corporate bonds are investment grade issue. Equity securities include shares of the Federal Reserve Bank of Richmond, Federal Home Loan Bank of Atlanta, and Community Bankers Bank. The Company does not invest in derivatives or other types of high-risk securities.

Investment securities (available for sale and held to maturity), including restricted equity securities, at June 30, 2003 were $57.4 million, an increase of $15.0 million or 35.4% from their level of $42.4 million on December 31, 2002. The increase of $15.0 million is primarily due to purchases in the amount of $26.3 million, offset by principal repayments, sale proceeds, and called proceeds in the amounts of $9.8 million, $564,000, and $1.3 million, respectively. An increase in unrealized gains on securities in the available for sale portfolio, which is carried at approximate fair market value, contributed to the remainder of the increase. See Note 3 to the Consolidated Financial Statements.

Loan Portfolio

The Company’s total loans were $202.7 million at June 30, 2003, an increase of $17.0 million or 9.2% from the $185.7 million reported at December 31, 2002. The Company’s ratio of total loans to total funding sources (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and trust preferred securities debt) stood at 76.5% at June 30, 2003 and 81.4% at December 31, 2002. Management seeks to maintain the ratio of loans to funding sources at a maximum of 85%.

The loan portfolio primarily consists of commercial, real estate (including real estate term loans, construction loans and other loans secured by real estate) and loans to individuals for household, family and other consumer purposes. The Company adjusts its mix of lending and the terms of its loan programs according to economic and market conditions, asset/liability management considerations and other factors. Loans typically (in excess of 90%) are made to businesses and individuals located within the Company’s primary market area, most of whom maintain deposit accounts with the Bank. There is no concentration of loans exceeding 10% of total loans, which is not disclosed in the Consolidated Financial Statements and the Notes thereto or discussed below. The Company has not made any loans to any foreign entities, including governments, banks, businesses or individuals. Commercial and construction loans and home equity lines of credit in the loan portfolio are primarily variable rate loans and have little interest rate risk.

The following table summarizes the loan portfolio by category as of the six-month periods ended June 30, 2003 and 2002 and the year ended December 31, 2002.

Loan Portfolio Summary

(dollars in thousands)

	June 30, 2003	December 31, 2002	June 30, 2002
Commercial and industrial	$45,006	$44,668	$41,346
Commercial real estate	81,379	75,378	68,081
Real estate construction	20,241	15,727	16,018
Residential real estate	27,960	23,966	21,918
Loans to individuals	28,067	25,922	23,574

Total loans	$202,653	$185,661	$170,937

Loan Category Analysis

Commercial Loans. Commercial and industrial loans accounted for 22.2% of the loan portfolio as of June 30, 2003 and stood at $45.0 million versus $44.7 million six months earlier. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The credit worthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

Commercial Real Estate Loans. Commercial real estate construction and commercial real estate mortgages represent interim and permanent financing of commercial properties that are secured by real estate, and were 40.2% of total loans at June 30, 2003. Outstanding loans in this category equaled $81.4 million and $75.4 million at June 30, 2003 and December 31, 2002, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties. These borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

Real Estate Construction Loans. Real estate construction loans represent interim financing on residential and commercial properties under construction, and are secured by real estate. Once construction is completed and the loan becomes permanent, the loans are reclassified as commercial real estate loans, which are secured by commercial property or residential real estate loans, which are secured by first deeds of trust. Outstanding loans in this category totaled $20.2 million (10.0% of total loans) at June 30, 2003 as compared to $15.7 million at December 31, 2002.

Residential Real Estate Loans. Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $28.0 million in loans (13.8% of total loans) at June 30, 2003 and $24.0 million in such loans at December 31, 2002. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years and offers a bi-weekly payment option to encourage faster repayment. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

Loans to Individuals. Loans to individuals include installment loans and home equity lines of credit/loans secured by junior liens on residential real estate. The loan proceeds typically are used to purchase vehicles, finance home remodeling or higher education, or for other consumer purposes. Loans to individuals totaled $28.1 million (13.8% of total loans) at June 30, 2003 compared to $25.9 million at December 31, 2002.

Summary of Allowance for Loan Losses

Certain credit risks are inherent in making loans. The Company seeks to prudently assess these risks and attempts to manage them effectively. Adhering to our internal credit policies and procedures reduces repayment risks. These policies and procedures include officer and customer limits, periodic loan documentation review, and follow-up on exceptions to credit policies.

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

A provision for loan losses of $356,000 was provided during the six months ended June 30, 2003, a decrease of $42,000 or 10.6% over the same period in 2002, in recognition of management’s estimate of inherent risks associated with lending activities. The allowance for loan losses was $2.4 million as of June 30, 2003 and represented approximately 1.2% of net loans outstanding versus 1.1% of net loans at December 31, 2002 (see Note 4 to the Consolidated Financial Statements). The increase in the allowance for loan losses as a percentage of net loans outstanding has gradually increased due to management’s concern about perceived continuing economic weakness. A total of $137,000 in specific reserves is included in the balance of the allowance for loan losses as of June 30, 2003. Of the $137,000, $125,000 was reserved on one nonaccrual status consumer customer in the first quarter of 2003. A total of $80,000 in specific reserves is included in the balance of the allowance for loan losses as of June 30, 2002. Of the $80,000 specific reserve, $80,000 was accrued during the second quarter of 2002. Although specific reserves increased during the six months ended June 30, 2003 as compared to the same period of 2002, provision expense for the same above-referenced time periods actually decreased primarily due to a decline in the growth rate in average loans outstanding.

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

The total recorded investment in impaired loans was $218,000, $390,000 and $6,000, respectively for the six month period ended June 30, 2003, the year ended December 31, 2002 and the six-month period ended June 30, 2002. The loan loss allowance related to impaired loans was $137,000, $0 and $0, respectively for the above-referenced time periods. A total of $80,000 was included in the loan loss allowance at June 30, 2002 to cover any declines in the value of foreclosed property. Management believes that the above allocated reserves are adequate for the impaired loans in the Company’s portfolio based upon a detailed review of the quality and pledged collateral of each individual loans considered impaired at each of the above-referenced periods.

Nonperforming assets at June 30, 2003, December 31, 2002 and June 30, 2002 are presented in the following table.

Nonperforming Assets

(dollars in thousands)

	June 30 , 2003	December 31, 2002	June 30, 2002
Nonaccrual loans	$217	$—	$1
Loans past due 90 days or more	1	390	5
Restructured loans	—	—	—

Total nonperforming loans	218	390	6

Foreclosed, repossessed and idled properties	197	196	366

Total nonperforming assets	$415	$586	$372

If nonaccrual loans had performed in accordance with their original terms, additional interest income in the amount of $7,000, $15,000, and $15,000, respectively would have been recorded for the six month period ended June 30, 2003, the year ended December 31, 2002 and the six month period ended June 30, 2002.

Other Assets

The Company has purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s SERP plan. Bank owned life insurance was $4.5 million at June 30, 2003, an increase of $1.3 million over the $3.2 million reported as of December 31, 2002. An additional purchase of split dollar life insurance contracts on key employees in the first quarter contributed to $1.2 million of the total increase during the first six months of 2003.

Other assets were $1.3 million at June 30, 2003, an increase of $300,000 over the $1.0 million reported as of December 31, 2002.

Deposits

As of June 30, 2003 total deposits were $207.7 million, an increase of $25.5 million or 14.0% from their level of $182.2 million at December 31, 2002. Certificates of deposit increased by $14.7 million to a total of $130.4 million (62.8% of total deposits) at June 30, 2003, up from $115.7 million (63.5% of total deposits) at December 31, 2002. Non-interest bearing demand deposits, savings, interest bearing demand deposits, and money market accounts increased by $5.9 million, $600,000, $500,000, and $3.8 million, respectively.

At June 30, 2003 noninterest-bearing demand deposits were $36.6 million or 17.6% of total deposits. On December 31, 2002 noninterest-bearing demand deposits were $30.7 million or 16.8% of total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) were $77.3 million or 37.2% of total deposits at June 30, 2003, compared with $66.5 million or 36.5% of total deposits at December 31, 2002. Total interest bearing deposits stood at $171.1 million at June 30, 2003, an increase of $19.6 million or 12.9% over their level of $151.5 million at December 31, 2002.

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

Short-Term Borrowings

The Company placed in service a commercial sweep account program in third quarter 1999. The balance in the program grew by $400,000 from its level of $5.9 million at December 31, 2002 to a total of $6.3 million as of June 30, 2003. The program consists of establishing a demand deposit account in which the Bank invests available balances daily in securities on an overnight basis subject to repurchase. On the following business day, the Bank will repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month. The contractual agreement states that a repurchase agreement is not a deposit and therefore is not insured by the Federal Deposit Insurance Corporation. Therefore, these repurchase balances are not reported as deposits but as short-term borrowings.

Exclusive of the commercial sweep accounts, the Company had no other short-term borrowings. See the liquidity section for further information on the preceding borrowings.

Other Debt

Federal Home Loan Bank advances are relatively cost-effective funding sources and provide the Company with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Federal Home Loan Bank advances totaled $47.0 million, an increase of $7.0 million over the $40.0 million as of December 31, 2002. The increase in advances during the year reflects the funding to support investment growth.

Trust Preferred Securities are hybrid securities, which are considered equity for regulatory purposes and debt for financial statement and tax purposes. Trust Preferred Securities offer the benefit of an attractive floating or fixed rate interest payment which is tax deductible, making the after-tax cost to the issuer less than traditional forms of capital. The $4.0 million debt was effective June 26, 2003 with a stated term of 30 years. Quarterly interest payments begin September 26, 2003. The debt carries an interest rate of 3-Month LIBOR plus 3.10%, which will reset quarterly on each interest payment date.

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

Capital Adequacy

The Company’s financial position at June 30, 2003 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. Capital ratios are in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

Major capital expenditures planned during 2003 include the construction of the Bank’s seventh full-service branch in the Lewis-Gale Hospital area. The branch is currently under construction and is planned to open in the summer of 2003, which will be funded by current operations. Extensive leasehold improvements to the Bank’s headquarters facility are also currently under construction.

Total shareholders’ equity increased by $1.6 million during the first six months of 2003. The increase is attributable to net income for the first six months of $1.3 million, a $233,000 increase in accumulated other comprehensive income, resulting from unrealized gains on investment securities and $29,000 in proceeds from the exercise of stock options in March of 2003. Exclusive of unrealized gains (losses) on investment securities, shareholders’ equity was $20.1 million at June 30, 2003 and $18.7 million at December 31, 2002.

For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:

Capital Ratios

Ratio	6/30/03	12/31/02	6/30/02	Minimum
Tier 1	10.7%	9.3%	9.4%	4%
Total	11.8%	10.3%	10.3%	8%
Leverage	8.7%	7.7%	8.1%	4%

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

Cash and due from banks, money market investments, investments available for sale including restricted equity securities, and through management of investment maturities/prepayments and loan repayments, provide the Company’s asset liquidity. The Company’s ratio of liquid assets to deposits and short-term borrowings was 23.7% at June 30, 2003 and 18.5% at December 31, 2002. The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. The Company had federal funds sold of $5.3 million and $4.1 million at June 30, 2003 and December 31, 2002, respectively. During the first six months of 2003, deposit growth in the amount of $25.5 million surpassed loan growth in the amount of $17.0 million. The excess $8.5 million coupled with Federal Home Loan Bank advances in the amount of $7.0 million was used to fund investment purchases in excess of principal paydowns, sales and calls proceeds of approximately $14.6 million and split dollar life insurance policies on key executives in the amount of $1.2 million. The increase in securities sold under agreements to repurchase in the amount of $400,000 and proceeds from the trust preferred securities issue in the amount of $4.0 million, contributed to the increase in federal funds sold of $1.2 million and the increase in cash and due from banks in the amount of $3.2 million.

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

Recent and Future Accounting Considerations

In May 2003 the Financial Accounting Standards Board (FASB) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement dictates certain instruments be classified as liabilities such as 1) a financial instrument issued in the form of shares that is mandatorily redeemable – that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur, 2) a financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets, and 3) a financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. It also does not affect the classification or measurement of convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted.

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

In December 2002 the Financial Accounting Standards Board (FASB) issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”, which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this Statement are effective for interim periods beginning after December 15, 2002 and for fiscal years ending after December 15, 2002

In October 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 147, “Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9. The Statement requires that acquisitions of financial institutions be accounted for under the purchase method of accounting in accordance with Statement 141, “Business Combinations” and Statement 142, “Goodwill and Other Intangible Assets.” Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair market value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. The provisions of this Statement relating to the application of the purchase method of accounting are effective for acquisitions initiated on or after October 1, 2002. The provisions of this Statement relating to accounting for intangible assets are effective on October 1, 2002.

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

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as a replacement for FASB Statement No. 125, which has the same title. Statement No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, but it carries over most of the provisions of Statement No. 125 without change. The statement provides accounting and reporting standards for such transactions based upon consistent application of a financial components approach, which focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, de-recognizes financial assets when control has been surrendered, and de-recognizes liabilities when extinguished.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its 2003 Annual Meeting of Shareholders on April 23, 2003, at which meeting four Class C directors were re-elected to new three-year terms. The following table indicates the total votes in favor of, and withheld from voting on, the re-election of each nominee, and provides certain information with respect to those directors not standing for re-election whose term of office continued past the 2003 Annual Meeting of Shareholders:

DIRECTOR NAME	TERM OF OFFICE	AFFIRMATIVE VOTES	VOTES WITHHELD
Class A Directors
Eddie F. Hearp	2001-2004
Anna L. Lawson	2001-2004
John W. Starr, M.D.	2001-2004
Michael E. Warner	2001-2004
Class B Directors
Abney S. Boxley, III	2002-2005
William D. Elliot	2002-2005
Barbara B. Lemon	2002-2005
Ward W. Stevens, M.D.	2002-2005
Class C Directors
Ellis L. Gutshall	2003-2006	1,554,202	2,362
Mason Haynesworth	2003-2006	1,553,415	3,149
A. Wayne Lewis	2003-2006	1,554,202	2,362
George W. Logan	2003-2006	1,554,202	2,362

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The Company filed the following exhibits for the quarter ended June 30, 2003:

Exhibits:

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on form S-1, as amended).

*10.2	Employment Agreement dated April 8, 1994, by and between the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit No. 10.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

*10.3	Severance Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

*10.4	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.5	Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.5 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.10	First amendment dated August 5, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.10 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.l2	Second amendment dated December 14, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.12 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.13	Lease agreement for office space dated September 20, 1996, by and between Valley Bank, N.A. and Betty J. Burrows (incorporated herein by reference to Exhibit No. 10.13 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

*10.6	Severance agreement dated February 9, 1998, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.6 of Form 10-KSB filed March 30, 2000, File No. 33-77568).

*10.7	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

*10.14	Valley Bank Supplemental Retirement Plan effective January 1, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

*10.15	Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.15 of Form 10-QSB filed November 14, 2002, File No. 33-77568).

11	Statement re Computation of Earnings per Share (filed herewith as Note 5).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-QSB pursuant to Item 13(a).

(b)	Reports on Form 8-K filed during the last quarter of the period covered by this report:

The Company filed two reports on Form 8-K during the quarter ended June 30, 2003. The first report, dated April 28, 2003, reported the Company’s consolidated financial results for the quarter ended March 31, 2003. The second report, dated May 15, 2003, reported that Valley Financial Corporation furnished to the Securities and Exchange Commission the certification of its Chief Executive Officer and its Chief Financial Officer with respect to Form 10-QSB for the period ended March 31, 2003 as required by the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

August 14, 2003	/s/ ELLIS L. GUTSHALL
Date	Ellis L. Gutshall, President and Chief Executive Officer

August 14, 2003	/s/ A. WAYNE LEWIS
Date	A. Wayne Lewis, Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.2	Employment Agreement dated April 8, 1994, by and between the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit No. 10.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.3	Severance Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.4	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.5	Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.5 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.10	First amendment dated August 5, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.10 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.12	Second amendment dated December 14, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.12 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.13	Lease agreement for office space dated September 20, 1996, by and between Valley Bank, N.A. and Betty J. Burrows (incorporated herin by reference to Exhibit No. 10.13 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.6	Severance agreement dated February 9, 1998, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.6 of Form 10-KSB filed March 30, 2000, File No. 33-77568).

10.7	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

10.14	Valley Bank Supplemental Retirement Plan effective January 1, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

10.15	Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.15 of Form 10-QSB filed November 14, 2002, File No. 33-77568).

11	Statement re Computation of Earnings per Share (filed herewith as Note 5).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	35

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	36

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	37

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	38