Form 10QSB
period 2003-09-30
VALLEY FINANCIAL CORP /VA/
filed 2003-11-14
CIK 921590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

Commission File Number: 33-77568

VALLEY FINANCIAL CORPORATION

VIRGINIA	54-1702380
(State of Incorporation)	(I.R.S. Employer Identification Number)

36 Church Avenue, S.W.

Roanoke, Virginia 24011

(Address of principal executive offices)

(540) 342-2265

(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At October 31, 2003, 1,831,476 shares of the issuer’s common stock, no par value, were outstanding.

Transitional small business disclosure format:    Yes  ☐    No  ☒.

VALLEY FINANCIAL CORPORATION

FORM 10-QSB

September 30, 2003

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	(Unaudited) September 30 2003	December 31 2002
Assets
Cash and due from banks	$13,166	$8,163
Money market investments:
Federal funds sold	—	4,088
Interest-bearing deposits in other banks	864	351

Total money market investments	864	4,439
Securities held to maturity (approximate market values of $21,923 at September 30, 2003 and $20,120 at December 31, 2002)	22,201	20,218
Securities available for sale	40,777	19,760
Restricted equity securities	3,143	2,427
Loans:
Commercial and industrial loans	48,630	44,668
Commercial real estate loans	83,906	75,378
Real estate construction	21,177	15,727
Residential real estate loans	30,523	23,966
Loans to individuals	28,381	25,922

Total loans	212,617	185,661
Less unearned income	(8)	(14)
Less allowance for loan losses	(2,355)	(2,014)

Net loans	210,254	183,633
Premises and equipment	5,634	4,876
Bank owned life insurance	4,577	3,178
Accrued interest receivable	1,149	1,112
Other assets	1,275	1,040

Total assets	$303,040	$248,846

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand deposits	$40,246	$30,724
Interest bearing demand deposits	14,805	12,007
Money market deposits	27,784	20,521
Savings deposits	4,494	3,275
Certificates of deposits > $100,000	41,977	33,982
Other time deposits	90,134	81,734

Total deposits	219,440	182,243

Short-term borrowings	15,036	10,000
Securities sold under agreements to repurchase	5,279	5,864
Accrued interest payable	782	1,044
Other liabilities	525	671
Trust preferred securities	4,000	—
Long-term borrowings	37,000	30,000

Total liabilities	282,062	229,822

Commitments and other contingencies

Preferred stock, no par value. Authorized 10,000,000 shares; none issued and outstanding.
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 1,831,476 at September 30, 2003 and 1,828,737 at December 31, 2002.	12,382	12,353
Retained earnings	8,412	6,369
Accumulated other comprehensive income	184	302

Total shareholders’ equity	20,978	19,024

Total liabilities and shareholders’ equity	$303,040	$248,846

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Period January 1, 2003 Through September 30, 2003	For the Period January 1, 2002 Through September 30, 2002
Interest Income:
Interest and fees on loans	$9,681	$8,597
Interest on money market investments	47	27
Interest on securities - taxable	1,084	1,263
Interest on securities - nontaxable	465	245

Total interest income	11,277	10,132

Interest Expense:
Interest on certificates of deposit > 100,000	727	844
Interest on other deposits	2,201	2,161
Interest on long-term borrowings	1,139	816
Interest on repurchase agreements	39	55
Interest on trust preferred securities	45	0
Interest on short-term borrowings	114	160

Total interest expense	4,265	4,036

Net interest income	7,012	6,096

Provision for loan losses	471	516

Net interest income after provision for loan losses	6,541	5,580

Noninterest Income:
Service charges on deposit accounts	534	363
Income earned on bank owned life insurance	203	126
Other income on real estate loans	157	62
Other fee income	118	33
Securities gains	7	—
Losses on foreclosed properties	(9)	(30)

Total noninterest income	1,010	554

Noninterest Expense:
Compensation expense	2,684	2,101
Occupancy	283	263
Data processing and equipment	541	436
Franchise tax expense	—	113
Purchased tax credit expense	248	—
Deposit expenses	115	83
Loan expense	254	275
Other expense	785	665

Total noninterest expense	4,910	3,936

Net income before taxes	2,641	2,198

Provision for income taxes	598	631

Net income	$2,043	$1,567

Basis earnings per share	$1.12	$0.86

Diluted earnings per share	$1.05	$0.83

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Period July 1, 2003 Through September 30, 2003	For the Period July 1, 2002 Through September 30, 2002
Interest Income:
Interest and fees on loans	$3,307	$2,990
Interest on money market investments	7	15
Interest on securities – taxable	434	450
Interest on securities - nontaxable	160	92

Total interest income	3,908	3,547

Interest Expense:
Interest on certificates of deposit > 100,000	252	300
Interest on other deposits	751	791
Interest on long-term borrowings	397	292
Interest on repurchase agreements	11	20
Interest on trust preferred securities	43	0
Interest on short-term borrowings	37	51

Total interest expense	1,491	1,454

Net interest income	2,417	2,093

Provision for loan losses	115	118

Net interest income after provision for loan losses	2,302	1,975

Noninterest Income:
Service charges on deposit accounts	202	134
Income earned on bank owned life insurance	71	45
Other income on real estate loans	47	32
Other fee income	49	10
Securities gains	—	—
Losses on foreclosed properties	(3)	(30)

Total noninterest income	366	191

Noninterest Expense:
Compensation expense	917	721
Occupancy	97	94
Data processing and equipment	187	160
Franchise tax expense	—	39
Purchased tax credit expense	34	—
Deposit expenses	39	26
Loan expense	98	91
Other expense	284	226

Total noninterest expense	1,656	1,357

Net income before taxes	1,012	809

Provision for income taxes	283	231

Net income	$729	$578

Basis earnings per share	$0.40	$0.32

Diluted earnings per share	$0.37	$0.30

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands, except per share data)

	For the Period January 1, 2003 Through September 30, 2003	For the Period January 1, 2002 Through September 30, 2002
Cash Flows From Operating Activities:
Net income	$2,043	$1,567
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	471	516
Depreciation and amortization	358	295
Net gains on sale of securities	(7)	—
Net losses on foreclosed properties	9	30
Net losses on fixed asset disposals	7	2
Amortization (accretion) of premiums/discounts	169	31
Decrease in unearned fees	(6)	(6)
Increase in interest receivable	(37)	(134)
Increase in other assets	(428)	(46)
Increase in value of life insurance contracts	(199)	(128)
Increase (decrease) in accrued interest payable	(262)	102
Decrease in other liabilities	(146)	(66)

Net cash provided by operating activities	1,972	2,163

Cash Flows From Investing Activities:
(Increase) decrease in money market investments	3,575	(313)
Purchases of premises and equipment	(1,066)	(1,024)
Purchases of securities available-for-sale	(28,502)	(8,170)
Purchases of securities held to maturity	(12,352)	(16,793)
Purchases of restricted equity securities	(716)	(500)
Principal repays/sales/calls/maturities of securities available-for-sale	7,291	7,618
Principal repayments of securities held to maturity	10,223	260
Investment in life insurance contracts	(1,200)	(671)
Proceeds from sale of foreclosed properties	480	224
Capitalized foreclosed property expense	(29)	(52)
Increase in loans	(27,350)	(26,317)

Net cash used in investing activities	(49,646)	(45,738)

Cash Flows From Financing Activities:
Increase in time deposits greater than $100,000	7,997	10,291
Increase in other time deposits	8,398	27,246
Increase (decrease) in other deposits	20,802	(4,599)
Increase (decrease) in short-term borrowings	5,036	(1,508)
Increase (decrease) in securities sold under agreements to repurchase	(585)	2,251
Proceeds from trust preferred securities	4,000	—
Proceeds from issuance of common stock	29	—
Cash in lieu of fractional shares	—	(3)
Proceeds from long-term borrowings	7,000	10,000

Net cash provided by financing activities	52,677	43,678

Net Increase in Cash and Due from Banks	5,003	103

Cash and Due From Banks at Beginning of Period	8,163	6,235

Cash and Due From Banks at End of Period	$13,166	$6,338

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,527	$3,934

Cash paid during the period for taxes	$744	$813

Noncash financing and investing activities:
Transfer of loans to foreclosed property	$264	$375

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2003 (Unaudited)

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

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. To Comply with Federal Reserve regulations, the Bank will be required to maintain certain average reserve balances. The daily cash reserve requirement for the week including September 30, 2003 was $290. As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of September 30, 2003 was $4,800.

(3)	Securities

The carrying values, unrealized gains, unrealized losses and approximate fair values of available for sale and held to maturity investment securities at September 30, 2003 are shown in the tables below. As of September 30, 2003, investments (including both available for sale and held to maturity) and restricted equity securities with amortized costs and fair values of $41,179 and $41,172, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

The following table sets forth the composition of securities available for sale at September 30, 2003. Securities available for sale are carried at approximate market value.

Available for Sale Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U.S. Treasury	$200	$1	$—	$201
U.S. Government agencies	3,718	48	—	3,766
Mortgage-backed securities	4,177	89	(14)	4,252
Collateralized mortgage obligations	22,145	35	(143)	22,037
States and political subdivisions	10,058	311	(48)	10,321
Corporate debt securities	200	2	(2)	200

Total securities available for sale	$40,498	$486	$(207)	$40,777

The following table sets forth the composition of securities held to maturity at September 30, 2003. Securities held to maturity are carried at amortized cost.

Held to Maturity Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U.S. Government agencies	$5,991	$—	$(98)	$5,893
Mortgage-backed securities	7,542	31	(7)	7,566
Collateralized mortgage obligations	1,729	5	(22)	1,712
States and political subdivisions	6,939	9	(196)	6,752

Total securities held to maturity	$22,201	$45	$(323)	$21,923

(4)	Allowance for Loan Losses

The following table summarizes the loan loss experience for the nine-month periods ended September 30, 2003 and 2002.

Allowance for Loan Losses

(dollars in thousands)

	2003	2002
Balance at January 1	$2,014	$1,468
Provision for loan losses	471	516
Recoveries – Loans to individuals	1	0
Charged off loans
Commercial	0	(58)
Credit Cards	0	(1)
Loans to individuals	(131)	0

Balance at September 30	$2,355	$1,925

(5)	Earnings Per Share

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

Weighted Average Shares Outstanding

Three months ending September 30:	Basic	Diluted
2003	1,831,476	1,958,891

2002	1,819,637	1,895,789

Nine months ending September 30:	Basic	Diluted
2003	1,830,650	1,944,717

2002	1,819,732	1,889,664

(6)	Comprehensive Income

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

The adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company has net unrealized gains (losses) on available-for-sale securities, an item of other comprehensive income (loss). For the nine months ended September 30, 2003 and 2002, total comprehensive income was $1,925 and $2,165, respectively. For the three months ended September 30, 2003 and 2002, total comprehensive income was $378 and $911, respectively.

The information that follows discloses the reclassification adjustments and the income taxes related to securities available-for-sale that are included in other comprehensive income (loss), net of income taxes for the nine and three month periods ended September 30, 2003 and 2002.

	For the Nine Months Ended September 30, 2003	For the Nine Months Ended September 30, 2002
Net unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) during the year	$(172)	$906
Less reclassification adjustments for gains included in net income	(5)	—
Income tax benefit (expense)	59	(308)

Other comprehensive income (loss), net of income taxes	$(118)	$598

	For the Three Months Ended September 30, 2003	For the Three Months Ended September 30, 2002
Net unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) during the quarter	$(532)	$504
Less reclassification adjustments for gains included in net income	—	—
Income tax benefit (expense)	181	(171)

Other comprehensive income (loss), net of income taxes	$(351)	$333

(7)	Financial Instruments With Off-Balance Sheet Risk

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk, which involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At September 30, 2003, outstanding commitments to extend credit were $61,589 as compared to $62,076 at December 31, 2002.

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

The Bank has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. As of September 30, 2003 aggregate loans to directors, executive officers, and principal shareholders total $8,535. An analysis of loan activity to directors, executive officers and principal shareholders for the year ended December 31, 2002 is as follows:

Loans to Related Parties

Balances as of January 1, 2002	$5,115
Advances	4,186
Repayments	(1,843)

Balances as of December 31, 2002	$7,458

(9)	Long-Term Federal Home Loan Bank Advances

The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $37.0 million as of September 30, 2003. There are four convertible advances in the amount of $5.0 million each, one convertible advance in the amount of $7.0 million, and one convertible advance in the amount of $10.0 million currently drawn. The Federal Home Loan Bank of Atlanta has the option to convert the $37.0 million in convertible advances on the conversion dates below and any interest payment date thereafter with at least two business days notice. If called, the four $5.0 million convertible advances and the one $7.0 million convertible advance will be converted into a 3-month LIBOR-based adjustable rate credit (ARC) at 3-month LIBOR flat. The $10.0 million convertible advance may be converted into a 3-month LIBOR-based floating rate advance (ARC) at 3-month LIBOR flat only if 3-month LIBOR is greater than or equal to 7.0%. The following table provides more information on the outstanding advances as of September 30, 2003.

LONG-TERM FEDERAL HOME LOAN BANK ADVANCES

Advance Balance	Advance Date	Maturity Date	Rate	Interest Payment Dates	First Optional Conversion Date
$5,000,000	December 2, 1999	December 2, 2009	5.46%	Quarterly	December 4, 2000
$5,000,000	May 24, 2000	May 24, 2010	6.49%	Quarterly	May 24, 2001
$5,000,000	February 9, 2001	February 9, 2011	4.97%	Quarterly	February 9, 2004
$5,000,000	November 7, 2001	November 7, 2011	3.91%	Quarterly	November 7, 2006
$10,000,000	September 4, 2002	September 4, 2007	3.09%	Quarterly	September 4, 2003
$7,000,000	March 11, 2003	March 11, 2013	2.91%	Quarterly	March 11, 2008

(10)	Trust Preferred Securities

Trust Preferred Securities are hybrid securities, which are considered equity (Tier I capital) for regulatory purposes and debt for financial statement and tax purposes. Trust Preferred Securities offer the benefit of an attractive floating or fixed rate interest payment which is tax deductible, making the after-tax cost to the issuer less than traditional forms of capital. The Company issued $4.0 million of trust preferred securities on June 26, 2003 through a special purpose subsidiary as part of a pooled transaction. As of September 30, 2003, the rate on the Trust I issuance was 4.24%, which is calculated as 3-Month LIBOR plus 3.10%. The Company’s trust preferred securities may be redeemed by the Company, in whole but not in part, prior to June 26, 2008, subject to the occurrence and continuation of a special event, at a redemption price of 107.5% of the face value of the capital securities. On or after June 26, 2008, the trust preferred securities may be redeemed at face value. Debt issuance costs are being amortized over the term of the securities, with an unamortized balance of $114,000 as of September 30, 2003.

(11)	Stock Based Compensation

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

Stock Option Plans

The Company has an Incentive Stock Plan (the Plan) pursuant to which the Human Resources Committee of the Company’s Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 155,925 shares (adjusted for stock splits) of the Company’s authorized, but unissued common stock. Accordingly, 155,925 shares of authorized, but unissued common stock are reserved for use in the Plan. There are options for 145,825 shares granted to officers and key employees currently outstanding as of September 30, 2003. All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of the grant. Stock options under the Plan generally have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of the grant. In addition to the Plan, certain other options for 91,098 shares (adjusted for stock splits) based on meeting certain performance criteria have been granted to executive officers. There are options for 81,998 shares granted to executive officers currently outstanding as of September 30, 2003. Information related to pro forma net income and per share amounts for the periods presented is as follows:

	Nine Months Ended September 30,
	2003	2002

Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income, based on SFAS No. 123	$1,983	$1,495

Pro forma basic net income per share, based on SFAS No. 123	$1.08	$.82

Pro forma diluted net income per share, based on SFAS No. 123	$1.02	$.79

	Quarter Ended September 30,
	2003	2002

Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income, based on SFAS No. 123	$709	$554

Pro forma basic net income per share, based on SFAS No. 123	$.39	$.30

Pro forma diluted net income per share, based on SFAS No. 123	$.36	$.29

Item 2. Management’s Discussion and Analysis.

The following is management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the nine months ended September 30, 2003 and 2002. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto.

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

Overview

The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995. There are currently six full-service branch locations, operating in various locations throughout the Cities of Roanoke and Salem and the County of Roanoke. The Bank plans to open its seventh full-service branch in the Lewis-Gale Hospital area in the fall of 2003.

Total assets at September 30, 2003 were $303.0 million, up 21.8% from $248.8 million at December 31, 2002. The principal components of the Company’s assets at the end of the period were $43.9 million in securities available-for-sale, including restricted equity securities, $22.2 million in securities held to maturity, and $212.6 million in gross loans.

Total liabilities at September 30, 2003 were $282.1 million, up 22.8% from $229.8 million at December 31, 2002 with the increase represented by a $37.2 million growth in deposits, a $4.0 million trust preferred securities issue, and a $7.0 million and $5.0 million increase in long-term and overnight Federal Home Loan Bank advances, respectively, partially offset by a $600,000 decrease in securities sold under agreements to repurchase.

Total shareholders’ equity at September 30, 2003 was $21.0 million consisting of $9.1 million in net proceeds from the Company’s initial public offering, $3.2 million in net proceeds from the Company’s secondary offering, $97,000 in proceeds from the exercise of stock options, increased by accumulated retained earnings of $8.4 million and $184,000 of net unrealized gains on securities available-for-sale, net of related deferred tax liability. Total shareholders’ equity was $21.0 million at September 30, 2003 compared with $19.0 million at December 31, 2002, an increase of $2.0 million or 10.5%. Exclusive of unrealized gains (losses) on investment securities, shareholders’ equity was $20.8 million at September 30, 2003 and $18.7 million at December 31, 2002.

The Company had net income of $2.0 million for the nine months ended September 30, 2003, an increase of $400,000 or 25.0% over the $1.6 million reported for the same period in 2002. Net income for the three months ended September 30, 2003 was $729,000, a 26.1% increase over the $578,000 recorded for the third quarter of 2002. An improved net interest income combined with increased noninterest income, offset by increases in noninterest expense in virtually all categories, contributed to the 25.0% and 26.1% increase for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 and the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, respectively.

Profitability as measured by the Company’s return on average assets (“ROA”) was 1.00% for the nine months ended September 30, 2003 compared to .98% for the same period in 2002. ROA for the third quarter of 2003 was 0.99% versus 1.00% for the third quarter of 2002. Return on average equity (“ROE”) was 13.78% for the nine months ended September 30, 2003 compared to 12.16% for the same period in 2002. ROE for the third quarter of 2003 was 14.08% as compared to 12.91% for the third quarter of 2002. The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities.

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

Net interest income was $7.0 million for the nine months ended September 30, 2003 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income for the first nine months of 2003 increased 14.8% from $6.1 million for the same period in 2002. The net interest margin on a fully taxable equivalent (“FTE “) basis was 3.80% for the first nine months of 2003, a decrease of 34 basis points from the 4.14% reported for the same period in 2002. Yields on earning assets are decreasing faster than funding costs may be reduced. The Bank’s cost of funds ratio was 2.26% for the nine months ended September 30, 2003, down 49 basis points from the 2.75% reported for the first nine months of 2002. The Bank’s yield on earning assets was 6.04% for the nine months ended September 30, 2003, down 78 basis points from the 6.82% reported for the nine months ended September 30, 2002. For the three months ended September 30, 2003 net interest income was $2.4 million, an increase of 14.3% from the $2.1 million reported for the three months ended September 30, 2002. The FTE net interest margin was 3.64% and 3.94% for the three month periods ended September 30, 2003 and 2002, respectively. Management is diligently working to maintain the net interest margin by reducing the cost of funds ratio.

Noninterest Income

Noninterest income for the nine months ended September 30, 2003 was $1.0 million, an increase of $446,000 or 80.5% over the $554,000 reported for the same period one year earlier. The largest components of the increase are service charges on deposit accounts in the amount of $171,000, tax-exempt income earned on bank owned life insurance in the amount of $77,000, other income on real estate loans in the amount of $95,000, and other fee income in the amount of $85,000. Securities gains totaled $7,000 during the first nine months of 2003 as compared to $0 for the first nine months of 2002. Losses on foreclosed properties totaled $9,000 for the nine months of 2003 as compared to $30,000 for the nine months ended September 30, 2002. For the three months ended September 30, 2003 noninterest income was $366,000, an increase of $175,000 or 91.6% over the $191,000 reported for the third quarter of 2002. The largest components of the increase are service charges on deposit accounts in the amount of $68,000, tax-exempt income earned on bank owned life insurance in the amount of $26,000, other income on real estate loans in the amount of $15,000, and other fee income in the amount of $39,000. There were no securities gains during the quarters ended September 30, 2003 and 2002. Losses on foreclosed properties totaled $3,000 and $30,000 for the quarters ended September 30, 2003 and 2002, respectively. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

Noninterest Expense

Noninterest expense for the first nine months of 2003 was $4.9 million, an increase of $1.0 million or 25.6% over the $3.9 million reported for the same period in 2002. Compensation expense was the largest contributor to the increase in the amount of $583,000. The other major contributor to the increase was purchased tax credit expense in the amount of $248,000, which is offset by a reduction in franchise tax expense in the amount of $113,000. Expenses associated with the opening of the Bank’s sixth full-service branch on May 20, 2002 are included in the nine months ended September 30, 2002. Expenses associated with the introduction of online banking in May 2002 are also included in the nine months ended September 30, 2002. Substantially all major categories of noninterest expense increased due to growth and expansion. Noninterest expense for the quarter ended September 30, 2003 was $1.7 million, an increase of $300,000 or 21.4% over the $1.4 million reported for the third quarter of 2002. Substantially all major categories of noninterest expense increased due to growth and expansion. Noninterest expenses are expected to increase in future years as a direct result of business growth and expansion.

Income Taxes

To reflect the Company’s anticipated federal income tax liability, an expense of $598,000 and $631,000 at an effective tax rate of 22.6% and 28.7% was recognized for the nine months ended September 30, 2003 and 2002, 2002, respectively. The provision for income taxes for the third quarter of 2003 and 2002 was $283,000 and $231,000 at an effective tax rate of 28.0% and 28.6%, respectively. During the first quarter of 2003, the Bank purchased federal and state tax credits in the amounts of $174,000 and $217,000, respectively. The federal and state tax credits were purchased at a total cost of $156,000 and $151,000, respectively. The credits were expensed in the amount of $248,000 during the first nine months of 2003, comprised of $156,000 federal and $92,000 state, as purchased tax credit expense (a noninterest expense). The federal tax credits will offset income tax expense in 2003 while the state tax credits will offset franchise tax expense in 2003 and a partial amount in 2004. Other factors contributing to the difference between the effective tax rate and the statutory rate of 34 percent include tax-exempt interest income on municipal securities, net of disallowance and tax-exempt income earned on bank owned life insurance.

Investment Securities

The Company’s investment portfolio is used both for investment income and liquidity purposes. Funds not used for capital expenditures or lending activities are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate bonds, and equity securities. Obligations of the U.S. Government and its agencies include treasury notes and callable or noncallable agency bonds. Mortgage-backed securities and collateralized mortgage obligations include pools issued by government agencies and corporate mortgage pools. Municipal bonds include taxable and tax-exempt general obligation and revenue issues. Corporate bonds are investment grade issue. Restricted equity securities include shares of the Federal Reserve Bank of Richmond, Federal Home Loan Bank of Atlanta, and Community Bankers Bank. The Company does not invest in derivatives or other types of high-risk securities.

Investment securities (available for sale and held to maturity), including restricted equity securities, at September 30, 2003 were $66.1 million, an increase of $23.7 million or 55.9% from their level of $42.4 million on December 31, 2002. The increase of $23.7 million is primarily due to purchases in the amount of $41.6 million, offset by principal repayments, sale proceeds, call proceeds, and maturity proceeds in the amounts of $14.6 million, $564,000, $2.3 million, and $100,000, respectively. See Note 3 to the Consolidated Financial Statements.

Loan Portfolio

The Company’s total loans were $212.6 million at September 30, 2003, an increase of $26.9 million or 14.5% from the $185.7 million reported at December 31, 2002. The Company’s ratio of total loans to total funding sources (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and trust preferred securities) stood at 75.7% at September 30, 2003 and 81.4% at December 31, 2002. Management seeks to maintain the ratio of loans to funding sources at a maximum of 85%.

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

The following table summarizes the loan portfolio by category as of the nine-month periods ended September 30, 2003 and 2002 and the year ended December 31, 2002.

Loan Portfolio Summary

(dollars in thousands)

	September 30, 2003	December 31, 2002	September 30, 2002
Commercial and industrial	$48,630	$44,668	$40,013
Commercial real estate	83,906	75,378	72,018
Real estate construction	21,177	15,727	14,729
Residential real estate	30,523	23,966	21,987
Loans to individuals	28,381	25,922	24,709

Total loans	$212,617	$185,661	$173,456

Loan Category Analysis

Commercial Loans. Commercial and industrial loans accounted for 22.9% of the loan portfolio as of September 30, 2003 and stood at $48.6 million versus $44.7 million nine months earlier. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The credit worthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

Commercial Real Estate Loans. Commercial real estate construction and commercial real estate mortgages represent interim and permanent financing of commercial properties that are secured by real estate, and were 39.5% of total loans at September 30, 2003. Outstanding loans in this category equaled $83.9 million and $75.4 million at September 30, 2003 and December 31, 2002, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties. These borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

Real Estate Construction Loans. Real estate construction loans represent interim financing on residential and commercial properties under construction, and are secured by real estate. Once construction is completed and the loan becomes permanent, the loans are reclassified as commercial real estate loans, which are secured by commercial property or residential real estate loans, which are secured by first deeds of trust. Outstanding loans in this category totaled $21.2 million (10.0% of total loans) at September 30, 2003 as compared to $15.7 million at December 31, 2002.

Residential Real Estate Loans. Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $30.5 million in loans (14.3% of total loans) at September 30, 2003 and $24.0 million in such loans at December 31, 2002. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years and offers a bi-weekly payment option to encourage faster repayment. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

Loans to Individuals. Loans to individuals include installment loans and home equity lines of credit/loans secured by junior liens on residential real estate. The loan proceeds typically are used to purchase vehicles, finance home remodeling or higher education, or for other consumer purposes. Loans to individuals totaled $28.4 million (13.3% of total loans) at September 30, 2003 compared to $25.9 million at December 31, 2002.

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

A provision for loan losses of $471,000 was provided during the nine months ended September 30, 2003, a decrease of $45,000 or 8.7% over the same period in 2002, in recognition of management’s estimate of inherent risks associated with lending activities. The allowance for loan losses was $2.4 million as of September 30, 2003 and represented approximately 1.1% of net loans outstanding versus 1.1% of net loans at December 31, 2002 (see Note 4 to the Consolidated Financial Statements). The increase in the allowance for loan losses as a percentage of net loans outstanding has gradually increased due to management’s concern about perceived continuing economic weakness. A total of $24,000 in specific reserves is included in the balance of the allowance for loan losses as of September 30, 2003. A total of $40,000 in specific reserves is included in the balance of the allowance for loan losses as of September 30, 2002. Of the $40,000 specific reserve, $40,000 was accrued during the second quarter of 2002. A decline in the growth rate in average loans outstanding also contributed to the decrease in provision expense.

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

The total recorded investment in impaired loans was $88,000, $390,000 and $6,000, respectively for the nine month period ended September 30, 2003, the year ended December 31, 2002 and the nine-month period ended September 30, 2002. The loan loss allowance related to impaired loans was $24,000, $0 and $0, respectively for the above-referenced time periods. A total of $40,000 was included in the loan loss allowance at September 30, 2002 to cover any declines in the value of foreclosed property. Management believes that the above allocated reserves are adequate for the impaired loans in the Company’s portfolio based upon a detailed review of the quality and pledged collateral of each individual loans considered impaired at each of the above-referenced periods.

Nonperforming assets at September 30, 2003, December 31, 2002 and September 30, 2002 are presented in the following table.

Nonperforming Assets

(dollars in thousands)

	September 30 , 2003	December 31, 2002	Sepember 30, 2002
Nonaccrual loans	$88	$—	$—
Loans past due 90 days or more	—	390	6
Restructured loans	—	—	—

Total nonperforming loans	88	390	6

Foreclosed, repossessed and idled properties	—	196	176

Total nonperforming assets	$88	$586	$182

If nonaccrual loans had performed in accordance with their original terms, additional interest income in the amount of $10,000, $15,000, and $15,000, respectively would have been recorded for the nine month period ended September 30, 2003, the year ended December 31, 2002 and the nine month period ended September 30, 2002.

Other Assets

The Company has purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s SERP plan. Bank owned life insurance was $4.6 million at September 30, 2003, an increase of $1.4 million over the $3.2 million reported as of December 31, 2002. An additional purchase of split dollar life insurance contracts on key employees in the first quarter contributed to $1.2 million of the total increase during the first nine months of 2003.

Other assets were $1.3 million at September 30, 2003, an increase of $300,000 over the $1.0 million reported as of December 31, 2002.

Deposits

As of September 30, 2003 total deposits were $219.4 million, an increase of $37.2 million or 20.4% from their level of $182.2 million at December 31, 2002. Certificates of deposit increased by $16.4 million to a total of $132.1 million (60.2% of total deposits) at September 30, 2003, up from $115.7 million (63.5% of total deposits) at December 31, 2002. Non-interest bearing demand deposits, savings, interest bearing demand deposits, and money market accounts increased by $9.5 million, $1.2 million, $2.8 million, and $7.3 million, respectively.

At September 30, 2003 noninterest-bearing demand deposits were $40.2 million or 18.3% of total deposits. On December 31, 2002 noninterest-bearing demand deposits were $30.7 million or 16.8% of total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) were $87.3 million or 39.8% of total deposits at September 30, 2003, compared with $66.5 million or 36.5% of total deposits at December 31, 2002. Total interest bearing deposits stood at $179.2 million at September 30, 2003, an increase of $27.7 million or 18.3% over their level of $151.5 million at December 31, 2002.

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

Short-Term Borrowings

The Company’s short-term borrowings increased by $5.0 million from its level of $10.0 million at December 31, 2002 to a total of $15.0 million as of September 30, 2003. Short-term borrowings at September 30, 2003 consist of federal funds purchased in the amount of $36,000, a Federal Home Loan Bank of Atlanta daily rate credit in the amount of $5.0 million, and a Federal Home Loan Bank of Atlanta adjustable rate credit in the amount of $10.0 million. The increase of $5.0 million is attributable to the Federal Home Loan Bank of Atlanta daily rate credit advance finalized in September of 2003.

Federal funds purchased increased by $36,000 from its level of $0 at December 31, 2002.

The proceeds of the $5.0 million Federal Home Loan Bank of Atlanta daily rate credit were received in September of 2003. The borrowing matures daily and is rolled over on a daily basis at the stated Federal Home Loan Bank of Atlanta daily rate. There is no stated maturity date. Interest is paid monthly on the daily rate credit.

The Federal Home Loan Bank of Atlanta adjustable rate credit in the amount of $10.0 million matures on December 16, 2003. The advance reprices quarterly on the date of each quarterly interest payment. The current rate is 1.17%. See the liquidity section for further information on the preceding borrowings.

The Company placed in service a commercial sweep account program in third quarter 1999. The balance in the program decreased by $600,000 from its level of $5.9 million at December 31, 2002 to a total of $5.3 million as of September 30, 2003. The program consists of establishing a demand deposit account in which the Bank invests available balances daily in securities on an overnight basis subject to repurchase. On the following business day, the Bank will repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month. The contractual agreement states that a repurchase agreement is not a deposit and therefore is not insured by the Federal Deposit Insurance Corporation. Therefore, these repurchase balances are not reported as deposits but as short-term borrowings.

Long-Term Borrowings

Federal Home Loan Bank advances are relatively cost-effective funding sources and provide the Company with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Long-term convertible Federal Home Loan Bank advances totaled $37.0 million, an increase of $7.0 million over the $30.0 million as of December 31, 2002. The increase in advances during the year reflects the funding to support investment growth. See Footnote 9 for more information on the long-term advances.

Trust Preferred Securities are hybrid securities, which are considered equity (Tier I Capital) for regulatory purposes and debt for financial statement and tax purposes. Trust Preferred Securities offer the benefit of an attractive floating or fixed rate interest payment which is tax deductible, making the after-tax cost to the issuer less than traditional forms of capital. The Company issued $4.0 million of trust preferred securities on June 26, 2003 through a special purpose subsidiary as part of a pooled transaction. As of September 30, 2003, the rate on the Trust I issuance was 4.24%, which is calculated as 3-Month LIBOR plus 3.10%. The

Company’s trust preferred securities may be redeemed by the Company, in whole but not in part, prior to June 26, 2008, subject to the occurrence and continuation of a special event, at a redemption price of 107.5% of the face value of the capital securities. On or after June 26, 2008, the trust preferred securities may be redeemed at face value. Debt issuance costs are being amortized over the term of the securities, with an unamortized balance of $114,000 as of September 30, 2003.

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

Capital Adequacy

The Company’s financial position at September 30, 2003 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. Capital ratios are in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

Major capital expenditures planned during 2003 include the construction of the Bank’s seventh full-service branch in the Lewis-Gale Hospital area. The branch is currently under construction and is planned to open in the fall of 2003, which will be funded by current operations. Extensive leasehold improvements to the Bank’s headquarters facility were completed during the quarter ended September 30, 2003.

Total shareholders’ equity increased by $2.0 million during the first nine months of 2003. The increase is attributable to net income for the first nine months of $2.0 million, offset by a $118,000 decrease in accumulated other comprehensive income, resulting from unrealized gains on investment securities and $29,000 in proceeds from the exercise of stock options in March of 2003. Exclusive of unrealized gains (losses) on investment securities, shareholders’ equity was $20.8 million at September 30, 2003 and $18.7 million at December 31, 2002.

For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:

Capital Ratios

Ratio	9/30/03	12/31/02	9/30/02	Minimum
Tier 1	10.5%	9.3%	9.5%	4%
Total	11.5%	10.3%	10.5%	8%
Leverage	8.5%	7.7%	7.8%	4%

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

Cash and due from banks, money market investments, investments available for sale including restricted equity securities, and through management of investment maturities/prepayments and loan repayments, provide the Company’s asset liquidity. The Company’s ratio of liquid assets to deposits and short-term borrowings was 24.2% at September 30, 2003 and 17.6% at December 31, 2002. The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. The Company had federal funds sold of $0 and $4.1 million at September 30, 2003 and December 31, 2002, respectively. The $4.1 million decrease in federal funds sold primarily contributed to the $5.0 million increase in cash and due from banks. During the first nine months of 2003, deposit growth in the amount of $37.2 million surpassed loan growth in the amount of $26.9 million, or $10.3 excess funds. Federal Home Loan Bank advances in the amount of $12.0 million ($7 million in long-term borrowings and $5 million in overnight borrowings), $4.0 million in trust preferred securities, and the $10.3 million excess deposit over loan growth, offset by a $600,000 decrease in securities sold under agreements to repurchase was used to fund total investment growth in the amount of $23.7 million and split dollar life insurance policies on key employees in the amount of $1.2 million.

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

Item 3. Controls and Procedures.

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have not been any changes in the company’s internal control over financial reporting that occurred during the company’s last quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The Company filed the following exhibits for the quarter ended September 30, 2003:

Exhibits:

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on form S-1, as amended).

*10.2	Employment Agreement dated April 8, 1994, by and between the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit No. 10.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

*10.3	Severance Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

*10.4	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.5	Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.5 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.10	First amendment dated August 5, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.10 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.12	Second amendment dated December 14, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.12 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.13	Lease agreement for office space dated September 20, 1996, by and between Valley Bank, N.A. and Betty J. Burrows (incorporated herein by reference to Exhibit No. 10.13 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

*10.6	Severance agreement dated February 9, 1998, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.6 of Form 10-KSB filed March 30, 2000, File No. 33-77568).

*10.7	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

*10.14	Valley Bank Supplemental Retirement Plan effective January 1, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

*10.15	Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.15 of Form 10-QSB filed November 14, 2002, File No. 33-77568).

*10.16	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis L. Gutshall (filed herewith).

*10.17	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and A. Wayne Lewis (filed herewith).

*10.18	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and J. Randy Woodson (filed herewith).

11	Statement re Computation of Earnings per Share (filed herewith as Note 5).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-QSB pursuant to Item 13(a).

(b)	Reports on Form 8-K filed during the last quarter of the period covered by this report:

The Company filed one report on Form 8-K during the quarter ended September 30, 2003. The report, dated July 22, 2003, reported the Company’s consolidated financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

November 14, 2003 Date	/s/ Ellis L. Gutshall
Ellis L. Gutshall, President and Chief Executive Officer

November 14, 2003 Date	/s/ A. Wayne Lewis
A. Wayne Lewis, Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.2	Employment Agreement dated April 8, 1994, by and between the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit No. 10.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.3	Severance Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.4	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.5	Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.5 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.10	First amendment dated August 5, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.10 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.12	Second amendment dated December 14, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.12 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.13	Lease agreement for office space dated September 20, 1996, by and between Valley Bank, N.A. and Betty J. Burrows (incorporated herin by reference to Exhibit No. 10.13 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.6	Severance agreement dated February 9, 1998, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.6 of Form 10-KSB filed March 30, 2000, File No. 33-77568).

10.7	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

10.14	Valley Bank Supplemental Retirement Plan effective January 1, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

10.15	Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.15 of Form 10-QSB filed November 14, 2002, File No. 33-77568).

10.16	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis L. Gutshall (filed herewith).	35

10.17	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and A. Wayne Lewis (filed herewith).	38

10.18	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and J. Randy Woodson (filed herewith).	41

11	Statement re Computation of Earnings per Share (filed herewith as Note 5).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	44

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	45

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	46

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	47