Form 10KSB
period 2003-12-31
VALLEY FINANCIAL CORP /VA/
filed 2004-03-30
CIK 921590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number: 000-28342

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year were $16,532,000.

The aggregate market value of the voting stock held by non-affiliates of the Company (1,201,730 shares) based on the $25.00 per share last trade price quoted by the OTC Bulletin Board on March 15, 2004 was $30,043,250. At March 15, 2004 1,833,266 shares of the registrant’s common stock were issued and outstanding.

Documents incorporated by reference:

The issuer’s Proxy Statement dated March 25, 2004 is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11, 12 and 14.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

VALLEY FINANCIAL CORPORATION

FORM 10-KSB

December 31, 2003

PART I.

Item 1.	Description of Business.

Valley Financial Corporation (the “Company”) was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of Valley Bank (the “Bank”). Effective June 26, 2003, Valley Financial (VA) Statutory Trust I was established as a wholly-owned subsidiary of the Company for the purpose of issuing trust preferred securities. Effective October 16, 2002, Valley Bank established VB Investments, LLC as a wholly-owned subsidiary of the Bank to be a limited partner in Grandin Theatre, LP. The establishment of the subsidiary gives the Bank the right to utilize certain federal and state tax credits. The Bank opened for business on May 15, 1995 at its main office in the City of Roanoke, opened its second office on September 11, 1995 in the County of Roanoke, its third office on January 15, 1997 in the City of Roanoke, its fourth office in the City of Salem on April 5, 1999, its fifth office in the City of Roanoke on May 7, 2001, its sixth office in County of Roanoke on May 20, 2002, and its seventh office in the City of Roanoke on December 8, 2003.

The Bank operates under a state charter issued by the Commonwealth of Virginia, and engages in the business of commercial banking. Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) and it is a member of the Federal Reserve System. The Company’s primary purpose is to own and manage the Bank.

Location and Service Area

The Bank’s primary service area consists of the cities of Roanoke and Salem and Roanoke County, Virginia where it conducts a general commercial banking business while emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals. The Bank operates from its main office at 36 Church Avenue, SW in the City of Roanoke, and its branch offices at 4467 Starkey Road, SW in the County of Roanoke, 2203 Crystal Spring Avenue, SW in the City of Roanoke, 8 East Main Street in the City of Salem, 1518 Hershberger Road in the City of Roanoke, 1003 Hardy Road in the County of Roanoke, and 3850 Keagy Road, SW in the City of Roanoke.

The Roanoke Metropolitan Statistical Area (the “Roanoke MSA”) is the regional center for southwest Virginia, and is located approximately 165 miles west of Richmond, Virginia, 178 miles northwest of Charlotte, North Carolina, 178 miles east of Charleston, West Virginia and 222 miles southwest of Washington, D.C. Hollins University and Roanoke College, with student enrollments of approximately 800 and 1,899, respectively, are located in the Roanoke MSA. Virginia Polytechnic Institute & State University and Radford University, with student bodies of some 25,000 and 8,000, respectively, are approximately a 45-minute drive away.

The population in the Roanoke MSA was estimated at 235,932 per the 2000 Census. The Roanoke MSA’s growth typically is slower than that in the Commonwealth overall and in other key Virginia markets in particular, and the Virginia Employment Commission reported that from January 2003 through January 2004, the percentage increase in non-farm jobs was .2% in the Roanoke MSA, compared with a 1.4% increase for the state as a whole. The Roanoke MSA had an unemployment rate of 3.1% in December 2003, compared with 5.4% nationally and 3.5% for Virginia.

The Roanoke MSA operated 7,018 businesses at September 30, 2003 (the latest information available). The business community in the Roanoke MSA is well diversified by industry group. The principal components of the economy are retail trade, services, transportation, manufacturing and finance, insurance and real estate. The Roanoke MSA’s position as a regional center creates a strong medical, legal and business professional community. Carilion Health System, Lewis-Gale Hospital, and the Veterans Administration Hospital are among Roanoke’s largest employers. Other large employers include Norfolk Southern Corporation, General Electric Co., Wachovia Corporation, The Kroger Co., and American Electric Power.

Banking Services

The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank’s principal market area at rates competitive to those offered in the area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules). The Bank solicits accounts from individuals, businesses, associations and organizations and governmental authorities.

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

The Bank’s lending activities are subject to a variety of lending limits imposed by state and federal laws and regulations. In general, the Bank is subject to a loan-to-one borrower limit of an amount equal to 15% of the total of the Bank’s unimpaired capital, surplus, and allowance for loan loss. The Bank may not make any extensions of credit to any director, executive officer, or principal shareholder of the Bank or the Company, or to any related interest of such person, unless the extension of credit is approved by the Board of Directors of the Bank and is made on terms not more favorable to such person than would be available to an unaffiliated party.

Other Bank services include safe deposit boxes, certain cash management services including overnight repurchase agreements, merchant purchase and management programs, travelers checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. The Bank operates six proprietary ATM’s and is associated with the Honor, Cirrus and The Exchange shared networks of automated teller machines that may be used by Bank customers throughout Virginia and other regions. The Bank also offers VISA and MasterCard credit card services as well as a debit-check card.

The Bank has no immediate plans to exercise trust powers. The Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of its primary regulators, the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission, before exercise of trust powers.

In May 2002 the Bank introduced a transactional Internet-based banking product. This product allows customers to view account balances, see account history, make transfers between accounts, and pay bills online, along with many other features. Business customers also have access to a number of online cash management and treasury functions.

Competition

The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other institutions operating in the Roanoke MSA and elsewhere. In addition, an increasing number of large borrowers are obtaining financing directly by issuing commercial paper without the involvement of banks.

The Bank’s market area is a highly concentrated, highly branched banking market. As of June 30, 2003 there were fourteen commercial banks and savings associations operating a total of 115 offices in the Roanoke MSA. Currently, the Bank, Bank of Botetourt and Bank of Fincastle are the only locally owned and operated commercial banks. Most competitors are subsidiaries of holding companies headquartered in North Carolina, Georgia, Tennessee, and Northern Virginia. In addition, three out-of-town Virginia based community banks have offices in the Bank’s market area.

Numerous credit unions in the aggregate operate additional offices in the Roanoke MSA. Further, various other financial companies, ranging from local to national firms, provide financial services to residents of the Bank’s market area.

The Company believes that the Bank will be able to compete effectively in this market, and that the community will react favorably to the Bank’s community bank focus and emphasis on service to small businesses, individuals and professional concerns.

Employees

At December 31, 2003 the Bank had seventy-four full-time employees and one part-time employee, including its officers. The Company does not have any regular employees other than its officers.

SUPERVISION AND REGULATION

The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank.

The Company

Because it owns all of the outstanding common stock of the Bank, the Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956, as amended (the “BHCA”), and Chapter 13 of the Virginia Banking Act, as amended (the “Virginia Act”).

The BHCA. The BHCA is administered by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and the Company is required to file periodic reports and such additional information as the Federal Reserve may require. The BHCA, with limited exceptions, requires every bank holding company to obtain the prior approval of the Federal Reserve before, (i) it or any of its subsidiaries (other than a bank) acquires substantially all the assets of any bank, (ii) it acquires ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank, or (iii) it merges or consolidates with any other bank holding company.

The BHCA and the Change in Bank Control Act, together with regulations promulgated by the Federal Reserve, require that, depending on the particular circumstances, either Federal Reserve Board approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or company acquiring “control” of a bank holding company, such as the Company, subject to certain exemptions for certain transactions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) or no other person will own a greater percentage of that class of voting securities immediately after the transaction. Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more that 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Federal Reserve imposes certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to the Company, although the ability of the Bank to pay dividends is subject to regulatory restrictions. The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

The Virginia Act. All Virginia bank holding companies must register with the Bureau of Financial Institutions of the State Corporation Commission of Virginia (the “Virginia Commission”) under the Virginia Act. A registered bank holding company must provide the Virginia Commission with information with respect to the financial condition, operations, management and intercompany relationships of the holding company and its subsidiaries. The Virginia Commission also may require such other information as is necessary to keep itself informed about whether the provisions of Virginia law and the regulations and orders issued thereunder by the Virginia Commission have been complied with, and may make examinations of any Virginia holding company and its subsidiaries. Under the Virginia Act, it is generally unlawful, without the prior approval of the Virginia Commission, for any Virginia bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any Virginia bank or any other bank holding company.

Financial Modernization Legislation/Gramm-Leach-Bliley Act. A bank holding company generally is restricted to activities related or incidental to banking. In the past, bank holding companies were specifically prohibited from engaging in the issue, flotation, underwriting, public sale, or distribution of third party securities. Limits also were placed on underwriting and selling insurance. The activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act (the “GLB Act”). This new act repeals the banking/securities industry anti-affiliation rules and permits the common ownership of commercial banks, investment banks, and insurance companies. Under this new law, a bank holding company may elect to be treated as a financial holding company, which may engage in any activity that the Federal Reserve determines is financial in nature. A financial holding company also may engage in any activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of the related depository institutions or the financial system generally.

In order for a bank holding company to qualify as a financial holding company, all of its depository subsidiaries (i.e., banks and thrifts) must be well capitalized and well managed, and must have a satisfactory Community Reinvestment Act rating. The bank holding company also must declare its intention to become a financial holding company to the Federal Reserve and certify that it meets the requirements. Banks and thrifts acquired by a financial holding company within 12 months prior to the date on which the election is filed may be excluded from this test if they have less than a satisfactory CRA rating, but they must submit a plan to the applicable federal banking agency describing how the CRA rating will be brought into conformance.

Financial holding company powers that are either specified in the statue or have been determined by the Federal Reserve to be financial in nature include the following:

•	underwriting insurance or annuities;

•	providing financial or investment advice;

•	underwriting, dealing in, or making markets in securities;

•	merchant banking, subject to limitations on size and capital restrictions;

•	insurance portfolio investing, subject to limitations; and

•	any other activities previously found to be closely related to banking by the Federal Reserve.

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

The Company meets all of the requirements to become a financial holding company, but currently has not made an election with the Federal Reserve.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws.

The Bank

General. The Bank is a state-chartered commercial bank organized under the laws of the Commonwealth of Virginia, and is subject to examination by the Federal Reserve and the Virginia State Corporation Commission. The regulators monitor all areas of the Bank’s operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations and maintenance of books and records. The Bank must maintain certain minimum capital ratios and is subject to certain limits on aggregate investments in real estate, bank premises and furniture and fixtures. The Bank is required to prepare quarterly reports on the Bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with prescribed minimum standards and procedures. The Bank also is required to adopt internal control structures and procedures in order to safeguard assets and monitor and reduce risk exposure. While considered appropriate for the safety and soundness of banks, these requirements adversely impact overhead costs.

The FDIC establishes rates for the payment of premiums by federally insured banks for deposit insurance. A Bank Insurance Fund (the “BIF”) is maintained for commercial banks with insurance premiums from the industry used to offset losses from insurance payouts when banks fail. Also, the Bank is charged a deposit-based assessment by the FDIC in connection with the so-called Financing Corporation (“FICO”) bonds issued by the federal government to finance the savings and loan industry bailout. The total BIF and FICO assessment combined was approximately $58,000 in 2003. Future deposit insurance premiums will vary with the strength of the banking industry, the level of the BIF insurance fund and the Bank’s individual risk rating as determined by the FDIC, and there can be no assurance that premiums will remain at their current level.

Transactions with Affiliates. The Federal Reserve Act restricts the amount and prescribes conditions with respect to loans, investments, asset purchases and other transactions (collectively, “Covered Transactions”) between banks and their affiliates. In addition to limitations as to amount, each Covered Transaction must meet specified collateral requirements. Compliance also is required with certain provisions designed to avoid the taking of low quality assets. Additionally, transactions, including Covered Transactions and service contracts entered into between banks and certain affiliates must be on terms and under circumstances that are substantially the same as those prevailing at the time for comparable transactions involving nonaffiliated companies. The foregoing restrictions and conditions apply to certain transactions between the Company and the Bank.

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

Community Reinvestment Act. The federal Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Recent legislative and regulatory changes have reduced the paperwork and regulatory burden of CRA on smaller institutions such as the Bank. The Bank received a “Satisfactory” rating pursuant to its latest CRA examination.

Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. These laws restrict the interest and charges which the Bank may impose for certain loans and thereby affect the Bank’s interest income. The Bank’s loan operations also are subject to certain federal laws applicable to credit transactions, such as the Truth in Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act requiring financial institutions to provide information concerning their obligation to help meet the housing needs of the local community, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act governing the use and provision of information to credit reporting agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Truth in Savings Act, which governs disclosure and advertisement of yields and costs of deposits and deposit accounts, the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services, the Expedited Funds Availability Act and Regulation CC issued by the Federal Reserve to implement that Act, which govern the availability of funds, return of checks, the settlement of checks, check endorsement and presentment and notification of nonpayment, and the Bank Secrecy Act, which requires reporting to the federal government of certain cash transactions. These and other similar laws result in significant costs to financial institutions and create the potential for liability to consumers and regulatory authorities.

Dividends. During 2003, the Company had no significant revenue, as its investments were downstreamed to the Bank on April 20, 2001. The Bank began paying dividends to the Company in 2003 to cover the interest expense due on the guaranteed preferred beneficial interests in the Company’s junior subordinated debentures. The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by state law, regulations and policies. A Virginia bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand, after providing for all expenses, losses, interest and taxes accrued, or due by the Bank. Before any dividend is declared, any deficit in capital funds originally paid in must have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in capital of the bank. To ascertain the net undivided profits before any dividend shall be declared, all debts due to the bank on which interest is past due and unpaid for a period of twelve months, unless they are well secured and in process of collection, are deducted from the undivided profits in addition to all expenses, losses, interest and taxes accrued, and the balance is deemed to be the net undivided profits. The Virginia State Corporation Commission may limit or approve the payment of dividends by the board of directors of any bank when the Commission determines that the limitation or approval is warranted by the financial condition of the bank. See “Capital Regulations” below, “Item 5. Market for Common Equity and Related Stockholder Matters” and Note 15 to the Consolidated Financial Statements.

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

In an effort to achieve a measure of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, the federal bank regulatory authorities have adopted risk-based capital adequacy guidelines that redefine traditional capital ratios to take into account assessments of risks related to each balance sheet category, as well as off-balance sheet financing activities. Under the guidelines, banks’ and bank holding companies’ assets are given risk weightings based on assumptions as to the relative risk inherent in each asset category. The total risk-weighted assets are equal to the sum of the aggregate dollar value of assets and certain off-balance sheet items (such as currency or interest rate swaps) in each category, multiplied by the weight assigned to that category. The qualifying total capital base is divided by the total risk-weighted assets to derive a ratio.

An institution’s qualifying total capital consists of three components—Core or Tier 1 capital, Supplementary or Tier 2 capital, and Market Risk Allocated or Tier 3 capital. Tier 1 capital is essentially equal to common stockholders’ equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less disallowed intangibles. Tier 2 capital, generally includes certain types of preferred stock and debt securities, hybrid capital instruments and a limited amount, not to exceed 1.25% of gross risk-weighted assets, of the allowance for loan and lease losses. Tier 3 capital is only applicable to banks which are subject to the market risk capital guidelines. The amount reported in this item may only be used to satisfy the bank’s market risk capital requirement and may not be used to support credit risk.

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

At December 31, 2003 the Company and the Bank had the following risk-based capital and leverage ratios relative to regulatory minimums:

Ratio	Company	Bank	Minimum

Tier 1	10.3%	10.1%	4%

Total	11.3%	11.2%	8%

Leverage	8.4%	8.3%	4%

The regulations define five categories of compliance with regulatory capital requirements, ranging from “well capitalized” to “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2003 the Company and the Bank qualified as “well-capitalized” institutions (see Note 15 to the Consolidated Financial Statements).

The applicable federal bank regulatory agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to submit a capital restoration plan, raise additional capital, restrict their growth, deposit interest rates and other activities, improve their management, eliminate management fees to parent holding companies, and even divest themselves of all or a part of their operations. Bank holding companies can be called upon to boost their subsidiary banks’ capital and to partially guarantee the institutions’ performance under their capital restoration plans. If this occurs, capital which otherwise would be available for holding company purposes, including possible distribution to shareholders, would be required to be downstreamed to one or more subsidiary banks.

The Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, Federal Deposit Insurance System, and the Office of the Thrift Supervision issued their joint final rule regarding the obligation of financial institutions to protect the financial privacy of their consumers under the GLB Act. Compliance with the Joint Rule was mandatory July 2001. The Final Rule applies to nonpublic personal information about individuals who obtain financial products or services from a bank or thrift institution and their subsidiaries. The Bank should provide consumers with a “clear and conspicuous” notice regarding the bank’s privacy policies and practices and describe the conditions under which the Bank may disclose nonpublic personal information about its consumers to affiliates and nonaffiliated third parties. The Bank should provide a method for its consumers to opt out of the disclosure of nonpublic personal information to third parties. The Bank should finally adopt policies and procedures reasonably designed to protect customer records and information from any anticipated threats, hazards, or unauthorized access or use that could result in “substantial harm or inconvenience” to any customer. The Bank must disclose their specific privacy policies to their customers annually. Upon making such disclosure, there is no specific restriction on the Bank disclosing customer information to affiliated parties. The Bank must comply with state law, however, if it protects customer privacy more fully than federal law.

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

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (USA Patriot Act). The USA Patriot Act of 2001 (the “Patriot Act”) contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The Patriot Act requires such financial institutions to implement policies and procedures to combat money laundering and the financing of terrorism and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions. In addition, the Patriot Act requires the federal bank regulatory agencies to consider the effectiveness of anti-money laundering activities by a financial institution when reviewing bank mergers and bank holding company acquisitions. Compliance with the Patriot Act by the Company has not had a material impact on its results of operations or financial condition.

Effect of Governmental Monetary Policies

The earnings of the Bank are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments, deposits, interest income and interest expense through its open market operations in United States government securities and through its regulation of interest rates and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Item 2.	Description of Property.

The Bank’s main office is located in a seven-story office building at 36 Church Avenue, S.W., in downtown Roanoke, Virginia 24011. At December 31, 2003 the Bank leased approximately 8,148 square feet of office space on the first floor of this facility (monthly rent of $7,552), approximately 2,400 square feet of space on the mezzanine level (monthly rent of $1,975), approximately 2,750 square feet of space on the mezzanine floor of “Annex A” (occupied in September 2003 at a monthly rent of $1,639), and 3,212 square feet of the second floor (monthly rent of $3,212). The lease on all floors was renewed in 2003 for the period beginning January 1, 2004 and ending December 31, 2009 with options to renew for three additional five-year terms at the end of the December 31, 2009 extension period. Total annual rent on all floors of leased space was $150,129 during 2003 and will decrease to $141,965 during 2004. This decrease of $8,164 in 2004 is due to the utilization of one quarter of a $122,190 refurbishing allowance for first floor remodeling completed in the fall of 2003 offset by an additional nine months rent on the mezzanine floor of “Annex A”. Beginning on January 1, 2005, annual rent will be increased by 10% for the remainder of the lease period, which will be offset by the remainder of the refurbishing allowance in years 2005, 2006 and a partial amount of 2007. The Bank also is responsible for paying a pro rata share of certain operating costs associated with the leased space.

The cost of the leasehold improvements to the Church Avenue leased premises, net of accumulated amortization, was $375,477 at December 31, 2003.

The Bank’s Starkey Road office is a 2,700 square foot building constructed in 1995 on a one-acre site at 4467 Starkey Road in southwest Roanoke County (Tanglewood Mall area). The Company acquired the site for cash in the amount of $272,250 and the total land cost after all necessary grading and closing costs is $292,376. The total cost of the building, net of accumulated depreciation, was $344,630 at December 31, 2003.

The Bank’s South Roanoke office is a 914 square foot facility that the Bank leased at a 2003 annual rate of $12,720, payable in equal monthly installments of $1,060. For 2004, the annual rental has increased to $13,200 payable in equal monthly installments of $1,100. The Bank is also responsible for utilities. The lease commenced January 1, 1997 and has an initial term of twelve years with one five-year renewal option. The cost of leasehold improvements to the leased premises, net of accumulated amortization, was $4,702 at December 31, 2003.

The Bank’s Salem office is a Colonial Williamsburg style building with two floors containing 6,000 square feet, of which the Bank occupies the first story and leases the second story. The structure is located on an approximately one-half acre site at 8 East Main Street in the City of Salem. The Company acquired the land for a contract price of $325,000 and the total land cost after all necessary grading, structure removal, and closing costs is $361,839. The total cost of the facility construction, net of accumulated depreciation, was $660,969 at December 31, 2003. Total monthly rental income from leasing the second story is $2,356, which directly reduces occupancy expense.

The Bank’s Hershberger Road office is a 2,400 square foot building on a one-acre site at 1518 Hershberger Road in the City of Roanoke (Crossroads Mall area). The land with the existing branch was purchased from First Union National Bank in September 2000. The Bank acquired the property for a contract price of $485,000. The branch was renovated and opened on May 7, 2001. Of the original contract price, the cost allocated to the land is $299,151. The total cost allocated to the building, including all renovation costs, net of accumulated depreciation, was $401,900 at December 31, 2003.

The Bank’s Vinton office is a 2,950 square foot building on an .8-acre site at 1003 Hardy Road (Vinton) in the County of Roanoke. The land was purchased on August 1, 2001 for a contract price of $280,000. The branch was constructed and opened on May 20, 2002. The total land cost after all necessary grading, structure removal, and closing costs is $292,196. The total cost of the facility construction, net of accumulated depreciation, was $633,372 at December 31, 2003.

The Bank’s Lewis-Gale office is a 3,000 square foot building on an approximate one-acre site at 3850 Keagy Road in the City of Roanoke. The land was purchased on December 28, 2001 for a contract price of $375,000. The branch was constructed and opened on December 8, 2003. The total land cost after all necessary grading and closing costs is $443,393. The total cost of the facility construction, net of accumulated deprecation, was $689,615 at December 31, 2003.

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

Market information. The Company’s Articles of Incorporation authorize it to issue up to 10,000,000 shares of Common Stock, no par value, of which 1,833,266 shares were issued and outstanding at March 15, 2004.

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

2003	Quarter Ended	High Close	Low Close
	03/31/03	$15.65	$14.05
	06/30/03	$20.50	$15.51
	09/30/03	$22.00	$19.25
	12/31/03	$23.00	$22.00

2002	Quarter Ended	High Close	Low Close
	03/31/02	$12.00	$10.33
	06/30/02	$13.50	$10.73
	09/30/02	$13.25	$11.60
	12/31/02	$15.10	$11.68

Holders. At March 15, 2004 there were approximately 490 holders of record of the Company’s outstanding Common Stock.

Dividends. The Company has not declared any cash dividends to date. See “Supervision and Regulation” and Note 15 to the Consolidated Financial Statements for restrictions on the payment of dividends.

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

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Valley Financial Corporation Incentive Stock Plan (approved by security holders)	144,265	$10.74	6,697
Individual Stock Option Agreements (approved by security holders)	81,998	$6.35	0
Equity Compensation plans not approved by security holders	0	$0.00	0

Total	226,263		6,697

As of December 31, 2003 there were no compensation plans, including individual compensation arrangements, under which equity securities of the Company are authorized for issuance that have not been approved by a vote of security holders.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2003 and 2002. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto.

Overview

The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995. In July 1995, the Company completed its initial public offering of 964,040 shares (1,518,363 shares after the effects of the 1.05 for 1 stock split declared January 20, 2000 and the 3 for 2 stock split declared April 24, 2002) of its common stock, no par value, at a price of $10.00 per share ($6.35 per share after the effects of the 1.05 for 1 stock split declared January 20, 2000 and the 3 for 2 stock split declared April 24, 2002). The Offering resulted in gross proceeds to the Company of $9.6 million, reduced by $551,000 of direct stock issuance costs associated with the offering, for net proceeds of $9.1 million. The Company completed its second stock offering effective November 17, 2000. The secondary offering resulted in gross proceeds to the Company of $3.3 million, reduced by $122,000 direct stock issuance costs associated with the offering, for net proceeds of $3.2 million. Of the proceeds of the secondary offering, $2.3 million was used to repay a subordinated capital note initiated as of June 30, 2000, with the remainder used to purchase investment securities at the company level. The Company’s investment in the Bank was $25.2 million as of December 31, 2003.

Total assets at December 31, 2003 were $309.0 million, up $60.2 million or 24.2% from $248.8 million at December 31, 2002. The principal components of the Company’s assets at the end of the period were $43.2 million in securities available-for-sale, including restricted equity securities, $23.0 million in securities held to maturity, and $222.6 million in gross loans.

Total liabilities at December 31, 2003 were $287.4 million, up from $229.8 million at December 31, 2002, an increase of $57.6 million or 25.1%. Deposits increased $40.8 million or 22.4% to $223.0 million over the $182.2 million level at December 31, 2002. Long-term convertible and overnight Federal Home Loan Bank advances increased by $7.0 million and $5.0 million, respectively. The remainder of the increase was primarily due to a $4.0 issuance of guaranteed preferred beneficial interests in the Company’s junior subordinated debentures, an increase in federal funds purchased in the amount of $2.6 million, offset by a decrease of $1.2 million in the overnight repurchase agreement program with appropriate commercial customers program.

Total shareholders’ equity at December 31, 2003 was $21.6 million, consisting of $9.1 million in net proceeds from the Company’s initial public offering, $3.2 million in net proceeds from the Company’s secondary offering, $111,000 in proceeds from the exercise of stock options, increased by retained earnings of $9.0 million and including $197,000 of unrealized gains on securities available-for-sale, net of related deferred tax expense. Exclusive of the unrealized losses on securities available-for-sale, shareholders’ equity was $21.4 million at December 31, 2003. At December 31, 2002 total shareholders’ equity was $19.0 million. Exclusive of unrealized losses on securities available-for-sale, shareholders’ equity was $18.7 million at December 31, 2002.

The Company had net income of $2.6 million for the year ended December 31, 2003 compared with $2.3 million for the year ended December 31, 2002, an increase of 13.0%. An improved net interest income combined with increased noninterest income, offset by increases in noninterest expense in all major categories, contributed to the 13.0% increase for calendar year 2003.

Profitability as measured by the Company’s return on average assets (“ROA”) was 0.9% in 2003 and return on average equity (“ROE”) was 12.9% in 2003. The ROA and ROE ratios were 1.0% and 12.9% in 2002, respectively. The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.

Our market area of the Roanoke Valley has shown signs of slow growth over the past year. The banking industry in general still suffers under low interest rates, which reduce the spread between loan rates and costs of deposits. In addition, the banking industry in our market has experienced consolidation in the last year, including the acquisition of First Virginia Bank by BB&T. We are dealing with these market forces the same way that we have dealt with them in the past, by focusing on our core business and stressing personal service to satisfy customers. We do not expect to make any major changes in our business model in 2004, although we could reconsider this as opportunities and market developments present themselves.

Forward-Looking Statements

This report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements, which are representative only on the date hereof. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report. The Company takes no obligation to update any forward-looking statements contained herein. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions, either nationally or regionally, may be less favorable than expected and could result in a deterioration of credit quality or a reduced demand for credit; (4) legislative or regulatory changes including changes in accounting standards, may adversely affect the business.

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

Net interest income was $9.5 million for 2003 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income increased $1.2 million or 14.5% over the $8.3 million level in 2002. Total interest income was $15.2 million for 2003 as compared to $13.7 million in 2002, an increase of $1.5 million or 10.9%. This increase is attributable to the Bank’s reinvestment of funding growth into loans and securities. Total interest expense was $5.8 million for 2003 as compared to $5.5 million in 2002, an increase of $300,000 or 5.5%. The net interest margin on a fully taxable equivalent basis was 3.7% for the year ended 2003 as compared to 4.1% for the year ended 2002. The Bank is diligently trying to reprice deposits significantly downward and by restructuring the investment portfolio to shorten maturities and to obtain a more attractive yield. The yield on average loans actually decreased by 0.6% to 6.4% from its level of 7.0% in 2002, as approximately one-third of the loan portfolio is variable rate. The Bank’s overall yield on earning assets was 5.9% for the year ended 2003, as compared to 6.7% for the prior year ended 2002.

The following table presents the major categories of interest-earning assets, interest-bearing liabilities and shareholders’ equity with corresponding average balances, related interest income or expense, and resulting yields and rates for the periods indicated. Where appropriate, income categories and yields have been adjusted in the table to their fully taxable equivalent basis.

NET INTEREST INCOME AND AVERAGE BALANCES (1)

(000’s omitted)

	Years Ended December 31
	2003			2002
	Average Balance	Interest Income	Rate Earned	Average Balance	Interest Income	Rate Earned
Assets
Interest-earning assets:
Loans (2) (5)	$203,868	12,971	6.36%	$166,097	11,685	7.04%
Investment securities
Taxable	38,496	1,565	4.07%	31,516	1,659	5.26%
Nontaxable (3)	15,063	953	6.33%	7,993	550	6.88%
Money market investments	4,357	50	1.15%	2,273	35	1.54%

Total interest-earning assets	261,784	15,539	5.94%	207,879	13,929	6.70%
Other Assets:
Reserve for loan losses	(2,286)			(1,768)
Cash and due from banks	8,972			6,350
Premises and equipment, net	5,284			4,652
Other assets, net	7,272			4,781

Total assets	$281,026			$221,894

	Average Balance	Interest Expense	Rate Paid	Average Balance	Interest Expense	Rate Paid
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings, NOW and MMA	$42,443	329	0.78%	$32,658	378	1.16%
Time Deposits	127,153	3,580	2.82%	106,162	3,645	3.43%
Repurchase agreements	5,786	49	0.85%	5,573	73	1.31%
Federal funds purchased	1,491	24	1.61%	880	18	2.05%
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	2,071	88	4.25%	—	—	—%
Long-term FHLB advances	35,677	1,537	4.31%	23,397	1,161	4.96%
Short-term FHLB advances	11,329	143	1.26%	10,000	193	1.93%

Total interest-bearing liabilities	225,950	5,750	2.54%	178,670	5,468	3.06%
Noninterest-bearing liabilities:
Demand deposits	33,378			24,110
Other liabilities	1,528			1,593

Total liabilities	260,856			204,373
Shareholders’ equity, exclusive of unrealized gains/losses on securities	20,170			17,521

Total liabilities and shareholders’ equity	$281,026			$221,894

Net interest income		$9,789			$8,461

Net interest margin (4)			3.74%			4.07%

Legends for the table are as follows:

(1)	Averages are daily averages.

(2)	Loan interest income includes loan fees of $1.6 million and $1.3 million for the years ended 2003 and 2002, respectively.

(3)	Nontaxable interest income is adjusted to its fully taxable equivalent basis using a federal tax rate of 34 percent.

(4)	The net interest margin is calculated by dividing net interest income (tax equivalent basis) by average total earning assets.

(5)	Non-accrual loans are included in the above yield calculation.

As discussed above, the Company’s net interest income is affected by the change in the amount and mix of interest-earning assets and interest-bearing liabilities (referred to as “volume change”) as well as by changes in yields earned on interest-earning assets and rates paid on deposits and borrowed funds (referred to as “rate change”). The following table presents, for the periods indicated, a summary of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities and the amounts of change attributable to variations in volumes and rates. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

RATE/VOLUME ANALYSIS

(000’s omitted)

	Year Ended December 31, 2003 compared to 2002
	Volume	Rate	Net
Interest earned on interest-earning assets:
Loans	$2,213	$(927)	$1,286
Investment securities:
Taxable	4,220	(4,314)	(94)
Nontaxable	443	(40)	403
Money market investments	21	(6)	15

Total interest earned on interest-earning assets	6,897	(5,287)	1,610

Interest paid on interest-bearing liabilities:
Savings, NOW, and money markets	511	(560)	(49)
Time Deposits	(553)	488	(65)
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	88	—	88
Securities sold under agreements to repurchase	3	(27)	(24)
Federal funds purchased	9	(3)	6
Long-term FHLB advances	503	(127)	376
Short-term FHLB advances	32	(82)	(50)

Total interest paid on interest-bearing liabilities	593	(311)	282

Change in net interest income	$6,304	$(4,976)	$1,328

	Year Ended December 31, 2002 compared to 2001
	Volume	Rate	Net
Interest earned on interest-earning assets:
Loans	$1,957	$(1,124)	$833
Investment securities:
Taxable	653	(734)	(81)
Nontaxable	71	(24)	47
Money market investments	(69)	59	(10)

Total interest earned on interest-earning assets	2,612	(1,823)	789

Interest paid on interest-bearing liabilities:
Savings, NOW, and money markets	58	(383)	(325)
Time Deposits	2,115	(3,436)	(1,321)
FHLB Borrowings	633	(149)	484
Securities sold under agreements to repurchase	26	(108)	(82)
Other Borrowings	(14)	(22)	(36)

Total interest paid on interest-bearing liabilities	2,818	(4,098)	(1,280)

Change in net interest income	$(206)	$2,275	$2,069

Noninterest Income

Noninterest income of $1.3 million in 2003 consisted of service charges and fees on accounts, securities gains and losses in the amount of $7,000, income earned on bank owned life insurance, other income on real estate loans, and other miscellaneous income, and represented an increase of $480,000 or 57.3% over the 2002 level of $837,000. Securities gains and losses were $34,000 in 2002. Exclusive of securities gains and losses, noninterest income increased $507,000 or 63.1% in 2003 over its 2002 level. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

Noninterest Expense

Noninterest expense for 2003 was $6.4 million, an increase of $1.0 million or 18.5% over the $5.4 million level in 2002. Noninterest expense in 2003 included costs associated with the opening of the Bank’s Lewis-Gale office on December 8, 2003. Noninterest expense in 2002 included costs associated with the opening of the Bank’s Vinton office on May 20, 2002 and expenses associated with the introduction of online banking in May 2002. All major categories, with the exception of franchise tax expense, experienced increases due to growth and expansion. Franchise tax expense for 2003 was offset by the purchase of historical tax credits. Noninterest expenses are expected to continue to increase in future years as a direct result of business growth and expansion.

Income Taxes

During 2003 and 2002 the Company recorded federal income tax provision in the amounts of $771,000 and $871,000, respectively. The anticipated federal income tax liability equates to an effective tax rate of 22.9% and 27.8%, respectively. During the first quarter of 2003, the bank purchased federal and state historical tax credits in the amounts of $174,000 and $217,000, respectively. The tax credits were purchased at a total cost of $156,000 and $151,000, respectively. The tax credits were expensed in the amount of $282,000 during 2003, comprised of $156,000 federal and $126,000 state, as purchased tax credit expense (a noninterest expense). The federal tax credits offset income tax expense in 2003 while the state tax credits offset franchise tax expense in 2003. Approximately $25,000 in state credits remain available for carry-forward to offset 2004 franchise tax expense. Other factors contributing to the difference between the effective tax rate and the statutory rate of 34 percent include tax-exempt interest income on municipal securities, net of disallowance, and tax-exempt income earned on bank owned life insurance.

Earning Assets

Average earning assets were $261.8 million at December 31, 2003 as compared to $207.9 million as of December 31, 2002, an increase of $53.9 million, or 25.9%. Total average earning assets were 93.2% of total average assets at December 31, 2003 as compared to 93.7% at December 31, 2002. Average loans represented the largest component of average earning assets and increased 22.8% to $203.9 million at December 31, 2003, up from $166.1 million as of December 31, 2002. Average loans were 77.9% and 72.5% of average earning assets and average total assets as of December 31, 2003 as compared to 79.9% and 74.9%, respectively one year earlier. Average investment securities, both taxable and nontaxable, increased 35.7% to $53.6 million, up from $39.5 million as of December 31, 2002. Average investment securities were 20.5% and 19.1% of average earning assets and average total assets as of December 31, 2003, as compared to 19.0% and 17.8%, respectively one year earlier.

A summary of average assets as of December 31, 2003 and 2002 is shown in the following table.

AVERAGE ASSET MIX

(000’s omitted)

	December 31, 2003		December 31, 2002
	Average Balance	Percent	Average Balance	Percent
Earning assets:
Loans, total	$203,868	72.5%	$166,097	74.9%
Investment securities:
Taxable	38,496	13.7	31,516	14.2
Nontaxable	15,063	5.4	7,993	3.6
Money market investments	4,357	1.6	2,273	1.0

Total earning assets	261,784	93.2	207,879	93.7

Non-earning assets:
Cash and due from banks	8,972	3.1	6,350	2.9
Premises and equipment	5,284	1.9	4,652	2.1
Reserve for loan losses	(2,286)	(.8)	(1,768)	(.8)
Other assets	7,272	2.6	4,781	2.1

Total non-earning assets	19,242	6.8	14,015	6.3

Total assets	$281,026	100.0%	$221,894	100.0%

Investment Securities

The Company’s investment portfolio is used both for investment income and liquidity purposes. Funds not used for capital expenditures or lending activities are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate bonds and restricted equity securities. Obligations of the U.S. Government and its agencies include treasury notes and callable or noncallable agency bonds. Mortgage-backed securities and collateralized mortgage obligations include pools issued by government agencies. Municipal bonds include taxable and tax-exempt general obligation and revenue issues. Corporate bonds are investment grade issue. Equity securities include shares of the Federal Reserve Bank of Richmond, Federal Home Loan Bank of Atlanta, and Community Bankers Bank. The Company does not invest in derivatives or other types of high-risk securities. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in shareholders’ equity.

Investment securities (available for sale and held to maturity), including restricted equity securities, at December 31, 2003 were $66.2 million, an increase of $23.8 million or 56.1% from their level of $42.4 million on December 31, 2002. The increase of $23.8 million is primarily due to purchases in the amount of $45.2 million, offset by principal repayments, called proceeds, and sales in the amount of $21.0 million and a decrease in unrealized gains on securities on the available for sale portfolio, which is carried at approximate fair market value, in the amount of $159,000.

The following table presents the composition of securities available for sale, which are carried at approximate market value at December 31, 2003 and December 31, 2002.

AVAILABLE FOR SALE INVESTMENT PORTFOLIO

CATEGORY DISTRIBUTION

(000’s omitted)

	December 31, 2003		December 31, 2002
	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values
Securities available for sale:
U.S. Treasury	$—	$—	$199	$205
U.S. Government agencies	4,682	4,728	2,399	2,416
Mortgage-backed securities	3,704	3,763	4,736	4,914
Collateralized mortgage obligations	21,117	20,957	2,874	2,886
States and political subdivisions	10,065	10,417	9,094	9,339
Corporate debt securities	200	201	—	—

Total securities available for sale	$39,768	$40,066	$19,302	$19,760

The following table sets forth the composition of securities held to maturity, which are carried at amortized cost at December 31, 2003 and December 31, 2002.

HELD TO MATURITY INVESTMENT PORTFOLIO

CATEGORY DISTRIBUTION

(000’s omitted)

	December 31, 2003		December 31, 2002
	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values
U. S. Treasury	$199	$200	$—	$—
U. S. Government Agencies	7,933	7,835	—	—
Mortgage-backed securities	6,428	6,448	10,851	10,844
Collateralized mortgage obligations	1,505	1,484	3,779	3,826
States and political subdivisions	6,921	6,861	5,588	5,450

Total securities held to maturity	$22,986	$22,828	$20,218	$20,120

The following table presents the maturity ranges of securities available for sale as of December 31, 2003 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION

(000’s omitted)

	December 31, 2003
Available-for-sale	Amortized Costs	Fair Value	Yield
U. S. Treasury securities and obligations of U. S.
Government corporations:
Within one year	$—	$—	—%
After five but within ten years	4,160	4,206	4.8%
After ten years	522	522	3.8%

Obligations of states and subdivisions:
After one but within five years	823	828	5.6%
After five but within ten years	3,438	3,583	6.7%
After ten years	5,804	6,006	6.7%

Corporate debt securities:
After one but within five years	200	201	4.2%
Mortgage-backed securities	3,704	3,763	5.0%
Collateralized mortgage obligations	21,117	20,957	4.0%

Total available-for-sale	$39,768	$40,066	4.9%

Total Securities by Maturity Period*	Amortized Costs	Fair Value	Yield
Within one year	$—	$—	—%
After one but within five years	1,023	1,029	5.3%
After five but within ten years	7,598	7,789	5.7%
After ten years	6,326	6,528	6.5%
Mortgage-backed securities	3,704	3,763	5.0%
Collateralized mortgage obligations	21,117	20,957	4.0%

Total by Maturity Period	$39,768	$40,066	4.9%

*	Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

The following table presents the maturity ranges of securities held to maturity as of December 31, 2003 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION

(000’s omitted)

	December 31, 2003
Held to maturity*	Amortized Costs	Fair Value	Yield
U. S. Treasury securities and obligations of U. S.
Government corporations:
After one but within five years	199	200	2.0%
After five but within ten years	2,933	2,951	4.5%
After ten years	5,000	4,884	3.2%
Obligations of states and subdivisions:
After five but within ten years	299	308	5.7%
After ten years	6,622	6,553	5.5%
Mortgage-backed securities	6,428	6,448	3.4%
Collateralized mortgage obligations	1,505	1,484	4.1%

Total held to maturity	$22,986	$22,828	4.2%

Total Securities by Maturity Period*	Amortized Costs	Fair Value	Yield
Within one year	$—	$—	—%
After one but within five years	199	200	2.0%
After five but within ten years	3,232	3,259	4.6%
After ten years	11,622	11,437	4.5%
Mortgage-backed securities	6,428	6,448	3.4%
Collateralized mortgage obligations	1,505	1,484	4.1%

Total by Maturity Period	$22,986	$22,828	4.2%

*	Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

Loan Portfolio

The loan portfolio primarily consists of commercial, real estate (including real estate term loans, construction loans and other loans secured by real estate) and loans to individuals for household, family and other consumer purposes. The Company adjusts its mix of lending and the terms of its loan programs according to economic and market conditions, asset/liability management considerations and other factors. Loans typically (in excess of 90%) are made to businesses and individuals located within the Company’s primary market area, most of whom maintain deposit accounts with the Bank. There is no concentration of loans exceeding 10% of total loans, which is not disclosed in the consolidated financial statements and the Notes thereto or discussed below. The Company has not made any loans in excess of 1% of total assets to foreign entities, including governments, banks, businesses or individuals.

The Company’s total gross loans were $222.6 million at December 31, 2003, an increase of $36.9 million or 19.9% from the $185.7 million reported one year earlier. The Company’s ratio of total loans to total funding sources (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and trust preferred securities) stood at 77.8% at December 31, 2003 and 81.4% at December 31, 2002. Management seeks to maintain the ratio of loans to funding sources at a maximum of 85%.

The following table summarizes the loan portfolio by category as of the years ended December 31, 2003 and 2002.

LOAN PORTFOLIO SUMMARY

(000’s omitted)

	2003	2002
Commercial and industrial	$53,141	$44,668
Commercial real estate	92,563	75,378
Real estate construction	17,622	15,727
Residential real estate	29,959	23,966
Loans to individuals	29,318	25,922

Total loans	$222,603	$185,661

The following table presents maturity information on the loan portfolio based upon scheduled repayments at December 31, 2003.

LOAN MATURITY

(000’s omitted)

	Due Within One Year	Due One to Five Years	Due After Five Years	Total
Commercial and industrial	$33,746	$17,114	$2,281	$53,141
Commercial real estate	3,546	67,974	21,043	92,563
Real estate construction	6,429	7,318	3,875	17,622
Residential real estate	789	10,938	18,232	29,959
Loans to individuals	2,708	9,825	16,785	29,318

Total loans	$47,218	$113,169	$62,216	$222,603

The following table presents due after one year fixed and variable rate loans from the portfolio by category as of December 31, 2003.

FIXED AND VARIABLE RATE LOANS

(000’s omitted)

	Fixed		Variable
	Due One to Five Years	Due After Five Years	Due One to Five Years	Due After Five Years
Commercial and industrial	$11,082	$1,317	$6,032	$964
Commercial real estate	55,906	19,718	12,068	1,325
Real estate construction	2,507	1,967	4,811	1,908
Residential real estate	9,384	16,582	1,554	1,650
Loans to individuals	—	6,327	9,825	10,458

Total	$78,879	$45,911	$34,290	$16,305

Loan Category Analysis

Commercial Loans. Commercial and industrial loans accounted for 23.8% of the loan portfolio as of December 31, 2003 and stood at $53.1 million versus $44.7 million (24.1% of total loans) at December 31, 2002. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The creditworthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

Commercial Real Estate Loans. Commercial real estate mortgages represent financing of commercial properties that are secured by real estate, and were 41.6% and 40.6% of total loans at December 31, 2003 and December 31, 2002, respectively. Outstanding loans in this category equaled $92.6 million and $75.4 million at December 31, 2003 and December 31, 2002, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties, and as of December 31, 2003 approximately 47% of these loans are secured in that manner. Such borrowers are generally engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

Real Estate Construction Loans. Real estate construction loans represent interim financing on residential and commercial properties under construction, and are secured by real estate. Once construction is completed and the loan becomes permanent, the loans are reclassified as commercial real estate loans, which are secured by commercial property or residential real estate loans, which are secured by first deeds of trust. Outstanding loans in this category totaled $17.6 million (7.9% of total loans) at December 31, 2003 as compared to $15.7 million (8.5% of total loans) at December 31, 2002.

Residential Real Estate Loans. Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $30.0 million in loans (13.5% of total loans) at December 31, 2003 and $24.0 million in loans (12.9% of total loans) at December 31, 2002. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

Loans to Individuals. Loans to individuals include installment loans and home equity lines of credit/loans secured by junior liens on residential real estate. The loan proceeds typically are used to purchase vehicles, finance home remodeling or higher education, or for other consumer purposes. Loans to individuals totaled $29.3 million (13.2% of total loans) at December 31, 2003 and $25.9 million (13.9% of total loans) at December 31, 2002.

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

The allowance for loan losses is maintained at a level considered adequate to absorb probable losses. Some of the factors which management of the Company considers in determining the appropriate level of the allowance for loans losses are an evaluation of the current loan portfolio, identified loan problems, loan volume outstanding, past loss experience, present and expected industry and economic conditions, and in particular, how such conditions relate to the Company’s market area. Bank regulators also periodically review the portfolio and other assets to assess their quality. The provision for loan losses is charged to income in an amount necessary to maintain an allowance for loan losses adequate to provide for expected losses in the loan portfolio. Loans deemed uncollectible are charged to the allowance for loan losses and recoveries on loans previously charged off are added to the allowance for loan losses. Management believes the allowance is adequate to provide for any inherent losses in the portfolio.

A provision for loan losses of $966,000 was provided during 2003, an increase of $356,000 or 58.4% over the $610,000 provided during 2002, in recognition of management’s estimate of inherent risks associated with lending activities. This estimate is primarily based on industry practices and consideration of local economic factors. The allowance for loan losses was $2.6 million and $2.0 million as of December 31, 2003 and 2002, respectively, and represented approximately 1.2% and 1.1%, respectively, of net loans outstanding (see Note 4 to the Consolidated Financial Statements). A total of $127,000 in special reserves is included in the balance of the allowance for loan losses as of December 31, 2003. A total of $0 in special reserves is included in the balance of the allowance for loan losses as of December 31, 2002. Additional factors contributing factors to the increase in provision expense are strong year-over-year loan growth in average loans outstanding and management’s concern about perceived continuing economic weakness.

No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about the loan portfolio and other information available to them at the time of their examinations.

The following table summarizes the loan loss experience for the years ended December 31, 2003 and 2002.

ALLOWANCE FOR LOAN LOSSES

(000’s omitted)

	December 31 2003	December 31 2002
Balance at January 1	$2,014	$1,468
Provision for loan losses	966	610
Recoveries	1	0
Charged off loans:
Commercial Loans	(284)	(58)
Credit cards	(1)	(3)
Loans to individuals	(130)	(3)

Balance at December 31	$2,566	$2,014

The following table summarizes the allocation of the allowance for loan losses for the years ended December 31, 2003 and 2002.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(000’s omitted)

	December 31, 2003		December 31, 2002
	Amount	Percent	Amount	Percent
Balance at end of period applicable to:
Commercial and industrial	$613	23.9%	$485	24.1%
Commercial real estate	1,067	41.6	818	40.6
Real estate construction	203	7.9	171	8.5
Residential real estate	345	13.4	260	12.9
Loans to individuals	338	13.2	280	13.9

Total allowance	$2,566	100.0%	$2,014	100.0%

During 2003 and 2002, the Company charged off loans in the amounts of $415,000 and $64,000, respectively. From the inception of operations in 1995 through 1998, the Company had no history of charge-offs. The $415,000 in loans charged off in 2003 was comprised of $284,000 in commercial loans, $1,000 in credit card loans, and $130,000 in loans to individuals. The $64,000 in loans charged off in 2002 was comprised of $58,000 in commercial loans, $3,000 in credit card loans and $3,000 in loans to individuals.

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

Once a quarter the Board of Directors reviews all loans on the Bank’s watch list to determine proper action and reporting of any loans identified as substandard by the credit quality review.

Nonperforming assets at December 31, 2003 and December 31, 2002 are detailed as follows:

NONPERFORMING ASSETS

(000’s omitted)

	December 31 2003	December 31 2002
Nonaccrual loans	$1,094	$—
Loans past due 90 days or more	—	390
Restructured loans	152	—

Total nonperforming loans	1,246	390

Foreclosed, repossessed and idled properties	—	196

Total nonperforming assets	$1,246	$586

If the nonaccrual loans disclosed above had performed in accordance with their original terms, additional interest income in the amount of $18,000 and $15,000, would have been recorded for the years ended December 31, 2003 and 2002, respectively.

The entire balance of restructured loans at December 31, 2003 consists of one commercial loan customer.

The total recorded investment in impaired loans was $1.2 million and $390,000 for the years ended December 31, 2003 and 2002, respectively. The special loan loss allowance related to impaired loans was $127,000 and $0, respectively for the above-referenced time periods. Management believes that the above special reserves are adequate for the impaired loans in the Company’s portfolio based upon a detailed review of the quality and pledged collateral of each individual loan considered impaired at each of the above-referenced periods.

Other Assets

The Company has purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s SERP plan. Bank owned life insurance was $5.8 million at December 31, 2003, an increase of $2.6 million over the $3.2 million reported as of December 31, 2002. Additional purchases of split dollar life insurance contracts on key employees in the first and fourth quarters in the amounts of $1.2 million and $1.2 million, respectively, contributed to $2.4 million of the total increase during 2003.

Other assets were $1.5 million at December 31, 2003, an increase of $500,000 over the $1.0 million reported as of December 31, 2002.

Deposits

The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges and the convenience of banking locations. Competition for deposits is intense from other depository institutions and money market funds, some of which offer interest rates higher than those paid by the Bank. Management attempts to identify and implement pricing and marketing strategies designed to control the overall cost of deposits and to maintain a stable deposit mix. The ratio of certificates of deposit to total deposits decreased from 63.4% at December 31, 2002 to 61.0% at December 31, 2003. The cost of funds ratio was 2.2% in 2003, a decrease of 0.5% over the 2002 ratio of 2.7% as the Bank continued to work diligently during 2003 to reprice deposits downward in response to Federal Reserve prime rate cuts. Average rates paid on time deposits primarily contributed to the decrease in cost of funds during 2003, as the average rate paid decreased by 0.6% to 2.8% from a level of 3.4% during 2002.

As of December 31, 2003 total deposits were $223.0 million, an increase of $40.8 million or 22.4% from their level of $182.2 million one-year earlier. The major categories of increases were non-interest bearing demand deposits, interest bearing demand deposits, money markets, savings, and time deposits in the amounts of $6.0 million, $4.6 million, $8.7 million, $1.3 million, and $20.2 million, respectively.

At December 31, 2003 noninterest-bearing demand deposits were $36.7 million or 16.4% of total deposits. On December 31, 2002 noninterest-bearing demand deposits were $30.7 million or 16.9% of total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts, and savings accounts) were $87.1 million or 39.0% of total deposits, compared with $66.5 million or 36.6% of total deposits at December 31, 2002. Total interest bearing deposits were $186.3 million at December 31, 2003, an increase of $34.8 million or 23.0% over their level of $151.5 million at December 31, 2002. Total time deposits were $135.9 million or 61.0% of total deposits, compared with $115.7 million or 63.4% of total deposits at December 31, 2002.

The following table summarizes deposits for the years ended December 31, 2003 and December 31, 2002.

DEPOSIT MIX

(000’s omitted)

	December 31, 2003		December 31, 2002
	Balance	Percent	Balance	Percent
Interest bearing deposits:
NOW accounts	16,602	7.4	12,007	6.6
Money market accounts	29,217	13.1	20,521	11.3
Savings	4,593	2.1	3,275	1.8
Time deposits over $100,000	39,464	17.7	33,982	18.6
Time deposits under $100,000	96,478	43.3	81,734	44.8

Total interest bearing deposits	186,354	83.6	151,519	83.1

Noninterest bearing deposits:
Demand deposits	36,668	16.4	30,724	16.9

Total deposits	$223,022	100.0%	$182,243	100.0%

For the year ended December 31, 2003 average noninterest bearing demand deposits were $33.4 million or 16.5% of average total deposits. For the prior year, average noninterest bearing demand deposits were $24.1 million or 14.8% of average total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) averaged $75.8 million or 37.4% of average total deposits in 2003, up from $56.7 million or 34.9% of average total deposits in 2002. Total interest bearing deposits averaged $169.6 million for the year ended December 31, 2003, an increase of $30.8 million or 22.2% over their level of $138.8 million for the year ended December 31, 2002. Total time deposits averaged $127.2 million in 2003 or 62.6% of average total deposits, up from $106.2 million or 65.1% of average total deposits in 2002.

The following table summarizes average deposits for the years ended December 31, 2003 and December 31, 2002.

AVERAGE DEPOSIT MIX

(000’s omitted)

	December 31, 2003		December 31, 2002
	Average Balance	Percent	Average Balance	Percent
Interest bearing deposits:
NOW accounts	13,277	6.5	10,325	6.3
Money market accounts	25,097	12.4	19,636	12.1
Savings	4,069	2.0	2,697	1.7
Time deposits over $100,000	35,584	17.5	32,638	20.0
Time deposits under $100,000	91,569	45.1	73,524	45.1

Total interest bearing deposits	169,596	83.5	138,820	85.2

Noninterest bearing deposits:
Demand deposits	33,378	16.5	24,110	14.8

Total average deposits	$202,974	100.0%	$162,930	100.0%

The following table presents the maturity schedule of certificates of deposit of $100,000 or more as of December 31, 2003 and December 31, 2002.

MATURITY SCHEDULE OF CERTIFICATES

OF DEPOSIT OVER $100,000

(000’s omitted)

	December 31, 2003	December 31, 2002
Three months or less	$11,269	$12,183
Over three through 6 months	7,400	4,094
Over six through 12 months	10,250	7,886
Over 12 months	10,545	9,819

Total	$39,464	$33,982

Short-Term Borrowings

The Company’s short-term borrowings increased by $5.0 million from its level of $10.0 million at December 31, 2002 to a total of $15.0 million as of December 31, 2003. Short-term borrowings at December 31, 2003 consist of a Federal Home Loan Bank of Atlanta daily rate credit in the amount of $5.0 million and a Federal Home Loan Bank of Atlanta adjustable rate credit in the amount of $10.0 million. The increase of $5.0 million is attributable to the Federal Home Loan Bank of Atlanta daily rate credit finalized in September of 2003.

The proceeds of the $5.0 million Federal Home Loan Bank of Atlanta daily rate credit were received in September of 2003. The borrowing matures daily and is rolled over on a daily basis at the stated Federal Home Loan Bank of Atlanta daily rate. There is no stated maturity date. Interest is paid monthly on the daily rate credit.

The Federal Home Loan Bank of Atlanta adjustable rate credit in the amount of $10.0 million was renewed for another year in December 2003. The new maturity date is December 16, 2004. The advance reprices quarterly on the date of each quarterly interest payment. The current rate is 1.22%. See the liquidity section for further information on the preceding borrowings.

Federal funds purchased increased by $2.6 million from its level of $0 at December 31, 2002.

The Bank has in place a commercial sweep account program. The balances in the program decreased by $1.2 million from their level of $5.9 million at December 31, 2002 to a total of $4.7 million as of December 31, 2003. The program consists of establishing a demand deposit account in which the Bank invests available balances daily in securities on an overnight basis subject to repurchase. On the following business day, the Bank will repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month. The contractual agreement states that the repurchase agreement is not a deposit and therefore is not insured by the Federal Deposit Insurance Corporation. Therefore, these repurchase balances are not reported as deposits but as short-term borrowings.

The following table presents information on each category of the Company’s short-term debt, which generally mature within one to seven days from the transaction date.

SHORT-TERM BORROWINGS

(000’s omitted)

	Year Ended December 31,
	2003	2002
Actual amount outstanding at period end:
Federal funds purchased	$2,556	$—
Securities sold under agreements to repurchase	4,727	5,864

Weighted average actual interest rate at period end:
Federal funds purchased	1.33%	—%
Securities sold under agreements to repurchase	.69	.94

Maximum amount outstanding at any month-end in period:
Federal funds purchased	$5,653	$5,381
Securities sold under agreements to repurchase	6,344	6,575

Average amount outstanding during period end:
Federal funds purchased	$1,491	$880
Securities sold under agreements to repurchase	5,786	5,572

Weighted average interest rate during the period:
Federal funds purchased	1.61%	2.05%
Securities sold under agreements to repurchase	.85	1.31

Long-Term Borrowings

Federal Home Loan Bank advances are relatively cost-effective funding sources and provide the Company with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. The increase in advances during the year reflects the funding to support investment growth.

The Company has outstanding long-term debt with the Federal Home Bank of Atlanta in the amount of $37.0 million as of December 31, 2003, an increase of $7.0 million or 23.3% over the $30.0 million balance as of December 31, 2002. There are four convertible advances in the amount of $5.0 million each, one convertible advance in the amount of $7.0 million, and one convertible advance in the amount of $10.0 million currently drawn. The Federal Home Bank of Atlanta has the option to convert the $37.0 million in convertible advances on the conversion dates below and any interest payment date thereafter with at least two business days notice. If called, the four $5.0 million convertible advances and the one $7.0 million convertible advance will be converted into a 3-month LIBOR-based adjustable rate credit (ARC) at 3-month LIBOR flat. The $10.0 million convertible advance may be converted into a 3-month LIBOR-based floating rate advance (ARC) at 3-month LIBOR flat only if 3-month LIBOR is greater than or equal to 7.0%. The following table provides more information on the outstanding advances as of December 31, 2003.

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

Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures

Valley Financial (VA) Statutory Trust I, a statutory business trust (the “Trust”), was created by the Company on June 26, 2003, at which time the Trust issued $4,000 in aggregate liquidation amount of $1 par value preferred capital trust securities which mature June 26, 2033. Distributions are payable on the securities at a floating rate equal to the 3-month London Interbank Offered Rate (“LIBOR”) plus 3.10%, capped at 11.75%, and the securities may be prepaid at par by the Trust at any time after June 26, 2008. The principal assets of the Trust are $4,124 of the Company’s junior subordinated debentures which mature on June 26, 2033, and bear interest at a floating rate equal to the 3-month LIBOR plus 3.10%, capped at 11.75%, and which are callable by the Company after June 26, 2008. All $124 in aggregation liquidation amount of the Trust’s common securities are held by the Company.

The Trust’s preferred securities and common securities may be included in the Company’s Tier 1 capital for regulatory capital adequacy purposes to the extent that they do not exceed 25% of the Company’s total Tier I capital excluding the securities. Amounts in excess of this ratio will not be considered Tier 1 capital but may be included in the calculation of the Company’s total risk-based capital ratio. The Company’s obligations with respect to the issuance of the Trust’s preferred securities and common securities constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the preferred securities and common securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on the Trust’s preferred trust securities and common securities.

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

At least quarterly, the Company measures the ALM position using earnings simulation modeling to estimate what assets and liabilities would reprice, and to what extent, within a one-year period in response to an immediate 200 and 100 basis point change in the Prime Rate, as well as in response to more gradual interest rate changes. The model also incorporates Management’s forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not necessarily represent Management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates Management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected.

The Company’s objective is to keep the change in net interest income over twelve months at or below 5% under an immediate 200 basis point interest rate shock scenario. At December 31, 2003 it was estimated that an immediate 200 basis point increase in Prime and Federal Funds would change net interest income by +3.39%. At December 31, 2002 it was estimated that an immediate 200 basis point increase in Prime would change net interest income by +3.54%. Because an immediate 200 basis point decline in Prime at current rate levels is considered a practical impossibility (the Federal Funds target rate would become –1.0%), it is estimated that an immediate 100 basis point decrease in Prime would change net interest income by –4.94% at December 31, 2003.

The Company also estimates interest sensitivity by the Economic Value of Equity (EVE). Management forecasts that an immediate 100 basis point increase in Prime/Federal Funds would change EVE by –0.45%, while an immediate 100 basis point decrease would change EVE by –0.91%.

The following table shows the sensitivity of the Company’s balance sheet at the date indicated, but is not necessarily indicative of the position on other dates.

INTEREST RATE SENSITIVITY

Maturities/Repricing (000’s omitted)

December 31, 2003

	1-3 Months	4-12 Months	13-60 Months	Over 60 Months	Total
Earning Assets:
Loans, excluding nonaccruals	$78,327	$8,550	$92,796	$41,836	$221,509
Investment securities	1,000	819	13,482	47,751	63,052
Restricted equity securities	—	—	—	3,143	3,143
Money market investments	713	—	—	—	713

Total earning assets	80,040	9,369	106,278	92,730	288,417

Interest Bearing Liabilities:
NOW accounts	16,602	—	—	—	16,602
Money market accounts	29,217	—	—	—	29,217
Savings	4,593	—	—	—	4,593
Certificates of Deposit	25,055	65,623	45,264	—	135,942

Total Deposits	75,467	65,623	45,264	—	186,354

Repurchase agreements	4,727	—	—	—	4,727
FHLB advances	40,000	—	12,000	—	52,000
Federal funds purchased	2,556	—	—	—	2,556
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	4,000	—	—	—	4,000

Total interest bearing liabilities	126,750	65,623	57,264	—	249,637

Interest Rate Gap	$(46,710)	$(56,254)	$49,014	$92,730	$38,780

Cumulative interest sensitivity gap	$(46,710)	$(102,964)	$(53,950)	$38,780	—
Ratio of sensitivity gap to total earning assets	(16.19%)	(19.50%)	16.99%	32.15%	13.45%
Cumulative ratio of sensitivity gap to total earning assets	(16.19%)	(35.69%)	(18.70%)	13.45%	—

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements, and Related Party Transactions

A summary of the Company’s significant contractual obligations and commitments is presented in the following table, with a reference to the footnote disclosure in Item 7 detailing the dollar amount by maturity.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Footnote Disclosure in Item 7
Notes to Consolidated Financial Statements
Contractual Cash Obligations
Federal Home Loan Bank advances	Footnote 8
Trust preferred securities debt	Footnote 8
Operating Leases	Footnote 6
Supplemental Executive Retirement Plan	Footnote 11

Other Commitments
Commitments to extend credit	Footnote 14
Standby Letters of Credit	Footnote 14

Related Party Transactions
Related Party Transactions	Footnote 16

Capital Adequacy

The Company’s financial position at December 31, 2003 and December 31, 2002 reflects liquidity and capital levels currently adequate to fund anticipated short-term business expansion. Capital ratios are in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

Major capital expenditures completed in 2003 include the construction of the Bank’s seventh full-service branch in the Lewis-Gale Hospital area and extensive leasehold improvements to the Bank’s headquarters facility.

Total shareholders’ equity was $21.6 million at December 31, 2003 compared with $19.0 million at December 31, 2002, an increase of $2.6 million or 13.7%. This $2.6 million increase is primarily attributable to 2003 net income of $2.6 million. Other components of the increase include a $105,000 decrease over the level at December 31, 2002 in accumulated other comprehensive income (loss), comprised exclusively of unrealized gains (losses) on available-for-sale investment securities, and $43,000 in proceeds from the exercise of stock options during 2003. Excluding accumulated other comprehensive income (loss), which is comprised exclusively of the unrealized gains (losses) on available-for-sale securities, total shareholders’ equity would have been $21.4 million and $18.7 million at December 31, 2003 and 2002, respectively, an increase of $2.7 million or 14.4% in 2003.

For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:

CAPITAL RATIOS

Ratio	12/31/03	12/31/02	Minimum

Tier 1	10.3%	9.3%	4%

Total	11.3%	10.3%	8%

Leverage	8.4%	7.7%	4%

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

The Company’s ratio of liquid assets to deposits and short-term borrowings was 20.9% and 17.6% at December 31, 2003 and 2002, respectively. The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. The Company had federal funds sold of $0 and $4.1 million at December 31, 2003 and 2002, respectively. During 2003 deposit growth, offset by a decrease in securities sold under agreements to repurchase in the amounts of $40.8 million and $1.2 million, respectively, a total of $39.6 million, surpassed loan growth in the amount of $36.9 million. The excess $2.7 million coupled with $12.0 million in Federal Home Loan Bank advances ($5.0 million short-term and $7.0 million long-term), $4.0 million in guaranteed preferred beneficial interests in the Company’s junior subordinated debentures, $4.1 in returned federal funds sold, and $2.6 million in federal funds purchased, was used to fund investment purchases in excess of sales, calls, and principal paydowns in the amount of $24.2 million and split dollar life insurance on key employees in the amount of $2.6 million.

As of December 31, 2003 the Company had pledged approximately $16.0 million of its investment portfolio as collateral for a line of credit from the Federal Home Loan Bank. As of that date, the Company had approximately $25.2 million in remaining credit availability from the Federal Home Loan Bank.

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

Financial Ratios

The following table presents certain financial ratios for the years ended December 31, 2003 and 2002.

KEY FINANCIAL RATIOS

	Years Ended December 31,
	2003	2002
Return on average assets	0.93%	1.02%
Return on average equity	12.9%	12.9%
Average equity to average assets	7.2%	7.9%

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 contain a summary of its significant accounting policies. Management believes the Company’s policy, with respect to the methodology for the determination of the allowance for loan losses, involves a higher degree of complexity and requires management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, the Company considers the policy related to this area critical.

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (“SFAS”) 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market, and the loan balance, and (iii) SFAS 118, Accounting by Creditors for Impairment of a Loan, Income Recognition and Disclosures – an amendment of SFAS 114, which allows a creditor to use existing methods for recognizing interest income on an impaired loan.

The Company’s allowance for loan losses has two basic components: (i) the formula allowance, and (ii) the special allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. Prevailing economic conditions are also considered in the provision calculation. The allowance for loan losses is evaluated on a regular basis by management. On a quarterly basis, management performs a detailed analysis of the allowance for loan losses to verify the adequacy of the allowance in meeting possible losses in the loan portfolio.

Recent and Future Accounting Considerations

In December 2003 the Financial Accounting Standards Board (FASB) revised Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106”, which revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, 88, and 106. This Statement requires additional disclosures to those in the original Statement No, 132 about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Additional information should include the types of plan assets, investment strategy, and measurement(s) dates. The required information should be provided separately for pension plans and for other postretirement benefit plans. The provisions of this Statement are effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003.

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

In October 2002 the Financial Accounting Standards Board (FASB) issued Statement No. 147, “Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9. The Statement requires that acquisitions of financial institutions be accounted for under the purchase method of accounting in accordance with Statement 141, “Business Combinations” and Statement 142, “Goodwill and Other Intangible Assets.” Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair market value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. The provisions of this Statement relating to the application of the purchase method of accounting are effective for acquisitions initiated on or after October 1, 2002. The provisions of this Statement relating to accounting for intangible assets are effective on October 1, 2002.

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

Item 7.	Financial Statements.

Independent Auditors’ Report

The Board of Directors

Valley Financial Corporation:

We have audited the consolidated balance sheets of Valley Financial Corporation and subsidiary (Valley Bank) as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley Financial Corporation and subsidiary as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ LARROWE & COMPANY, PLC.
Galax, Virginia January 17, 2004

Valley Financial Corporation

Consolidated Balance Sheets

December 31, 2003 and 2002

(In thousands, except share data)

	2003	2002
Assets
Cash and due from banks	$7,511	$8,163
Money market investments
Federal funds sold	—	4,088
Interest-bearing deposits in other banks	713	351
Securities available-for-sale	40,066	19,760
Securities held-to-maturity (approximate market values of $22,828 and $20,120 in 2003 and 2002, respectively)	22,986	20,218
Restricted equity securities	3,143	2,427
Loans, net of allowance for loan losses of $2,566 in 2003 and $2,014 in 2002	220,032	183,633
Premises and equipment, net	6,067	4,876
Bank owned life insurance	5,835	3,178
Accrued interest receivable	1,204	1,112
Other assets	1,452	1,040

Total assets	$309,009	$248,846

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$36,668	$30,724
Interest-bearing deposits	186,354	151,519

Total deposits	223,022	182,243
Federal funds purchased and securities sold under agreements to repurchase	7,283	5,864
Short-term borrowings	15,000	10,000
Long-term borrowings	37,000	30,000
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	4,000	—
Accrued interest payable	736	1,044
Other liabilities	406	671

Total liabilities	287,447	229,822

Commitments and other matters
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 10,000,000 shares authorized; 1,832,751 and 1,828,737 shares issued and outstanding in 2003 and 2002, respectively	12,396	12,353
Retained earnings	8,969	6,369
Accumulated other comprehensive income	197	302

Total shareholders’ equity	21,562	19,024

Total liabilities and shareholders’ equity	$309,009	$248,846

See accompanying notes to consolidated financial statements.

Valley Financial Corporation

Consolidated Statements of Income

Years Ended December 31, 2003 and 2002

(In thousands, except per share data)

	2003	2002
Interest income
Interest and fees on loans	$12,971	$11,685
Interest on securities - taxable	1,565	1,659
Interest on securities - nontaxable	629	363
Interest on money market investments	50	35

Total interest income	15,215	13,742

Interest expense
Interest on deposits	3,909	4,023
Interest on long-term borrowings	1,537	1,161
Interest on short-term borrowings	143	193
Interest on guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	88	—
Interest on federal funds purchased and securities sold under agreements to repurchase	73	91

Total interest expense	5,750	5,468

Net interest income	9,465	8,274
Provision for loan losses	966	610

Net interest income after provision for loan losses	8,499	7,664

Noninterest income
Service charges on deposit accounts	730	521
Realized gains on sale of securities available-for-sale	7	34
Income earned on bank owned life insurance	253	173
Other income on real estate loans	179	112
Other income	148	(3)

Total noninterest income	1,317	837

Noninterest expense
Personnel	3,406	2,899
Occupancy	392	353
Data processing and equipment	762	606
Franchise and purchased tax credit expense	282	157
Loan operation expenses	348	347
Deposit operation expenses	157	107
Other expense	1,098	902

Total noninterest expense	6,445	5,371

Income before income taxes	3,371	3,130
Income tax expense	771	871

Net income	$2,600	$2,259

Net income per share
Basic net income per share	$1.42	$1.24

Diluted net income per share	$1.33	$1.19

See accompanying notes to consolidated financial statements.

Valley Financial Corporation

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2003 and 2002

(In thousands, except share data)

	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balances at December 31, 2001	1,819,637	$12,295	$4,113	$(104)	$16,304
Comprehensive income:
Net income	—	—	2,259	—	2,259
Unrealized gains on securities available-for-sale, net of deferred tax expense of $222	—	—	—	428	428
Reclassification adjustment, net of deferred tax benefit of $12	—	—	—	(22)	(22)

Total comprehensive income					2,665
Exercise of stock options	9,100	58			58
Cash in lieu of fractional shares	—		(3)	—	(3)

Balances at December 31, 2002	1,828,737	12,353	6,369	302	19,024
Comprehensive income:
Net income	—	—	2,600	—	2,600
Unrealized gains on securities available-for-sale, net of deferred tax benefit of $52	—	—	—	(100)	(100)
Reclassification adjustment, net of deferred tax benefit of $2	—	—	—	(5)	(5)

Total comprehensive income					2,495
Exercise of stock options	4,014	43	—	—	43

Balances at December 31, 2003	1,832,751	$12,396	$8,969	$197	$21,562

See accompanying notes to consolidated financial statements.

Valley Financial Corporation

Consolidated Statements of Cash Flows

Years Ended December 31, 2003 and 2002

(In thousands)

	2003	2002
Cash flows from operating activities
Net income	$2,600	$2,259
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	966	610
Depreciation and amortization of bank premises and software	499	403
Deferred income tax	(229)	(232)
Net gains on sale of securities	(7)	(34)
Net losses on foreclosed properties	9	55
Net losses on fixed asset disposals	7	2
Net amortization (accretion) of bond premiums/discounts	238	88
Decrease in unearned fees	(9)	(8)
Increase in accrued interest receivable	(92)	(182)
Increase in other assets	(405)	(99)
Increase in value of life insurance contracts	(253)	(178)
Decrease in accrued interest payable	(308)	(60)
Increase (decrease) in other liabilities	(265)	248

Net cash provided by operating activities	2,751	2,872

Cash flows from investing activities
(Increase) decrease in money market investments	3,726	(4,296)
Purchases of premises and equipment	(1,617)	(1,144)
Purchases of securities available-for-sale	(29,991)	(10,284)
Purchases of securities held-to-maturity	(14,483)	(21,641)
Purchases of restricted equity securities	(716)	(500)
Proceeds from sales/calls/paydowns/maturities of securities available-for-sale	9,482	22,472
Proceeds from paydowns on securities held-to-maturity	11,528	1,374
Purchase of bank owned life insurance	(2,404)	(671)
Proceeds from sale of foreclosed properties	480	224
Capitalized expenditures on foreclosed property	(29)	(70)
Increase in loans, net	(37,620)	(38,533)

Net cash used in investing activities	(61,644)	(53,069)

Cash flows from financing activities
Increase in non-interest bearing deposits	5,944	6,427
Increase in interest bearing deposits	34,835	36,950
Proceeds from short-term borrowings	5,000	—
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	1,419	(1,307)
Proceeds from long-term borrowings	7,000	10,000
Proceeds from issuance of guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	4,000	—
Cash in lieu of fractional shares	—	(3)
Proceeds from issuance of common stock	43	58

Net cash provided by financing activities	58,241	52,125

Net increase (decrease) in cash and due from banks	(652)	1,928
Cash and due from banks at beginning of year	8,163	6,235

Cash and due from banks at end of year	$7,511	$8,163

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$6,058	$5,528

Cash paid during the year for income taxes	$996	$1,200

Noncash financing and investing activities
Transfer of loans to foreclosed property	$264	$381

See accompanying notes to consolidated financial statements.

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

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

Critical Accounting Policies

The accounting and reporting policies of Valley Financial Corporation (“the Company”) and Valley Bank (“the Bank”) conform to generally accepted accounting principles (GAAP) and to general banking industry practices. Our policies with respect to the methodology for determination of the allowance for loan losses involve a high degree of complexity. Management must make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions, or estimates would cause reported results to differ materially. These critical policies and their application are reviewed periodically with our Audit Committee and Board of Directors. The following is a summary of the more significant accounting policies:

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

Advertising Costs

The Company expenses all advertising and business promotion costs as incurred. The costs are not material to the Company’s results of operations.

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

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(In thousands, except share and per share data)

Note 1. Summary of Significant Accounting Policies, continued

Use of Estimates, continued

Substantially all of the Bank’s loan portfolio consists of loans in the Roanoke Valley. Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions. The regional economy is reasonably diverse.

While management uses available information to recognize loan and foreclosed real estate losses, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Bank’s allowances for loan and foreclosed real estate losses. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examinations. Because of these factors, it is reasonably possible that the allowances for loan and foreclosed real estate losses may change materially in the near term.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.”

Trading Securities

The Company does not hold securities for short-term resale and therefore does not maintain a trading securities portfolio.

Securities Held-to-Maturity

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates.

Securities Available-for-Sale

Available-for-sale securities are reported at fair value and consist of bonds, notes, debentures, and certain equity securities not classified as trading securities or as held-to-maturity securities.

Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of shareholders’ equity. Realized gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or to call dates.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses.

Loans Held-for-Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

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

Loan origination fees and costs are not capitalized and recognized as an adjustment to the yield on the related loan as such deferrals are not material to the Company’s financial position or results of operations. Discounts and premiums on any purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on any purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. When facts and circumstances indicate the borrower has regained the ability to meet required payments, the loan is returned to accrual status. Past due status of loans is determined based on contractual terms.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (“SFAS”) 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market, and the loan balance, and (iii) SFAS 118, Accounting by Creditors for Impairment of a Loan, Income Recognition and Disclosures – an amendment of SFAS 114, which allows a creditor to use existing methods for recognizing interest income on an impaired loan.

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

December 31, 2003 and 2002

(In thousands, except share and per share data)

Note 1. Summary of Significant Accounting Policies, continued

Allowance for Loan Losses, continued

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

December 31, 2003 and 2002

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

Comprehensive Income

Annual comprehensive income reflects the change in the Company’s equity during the year arising from transactions and events other than investments by and distributions to shareholders. It consists of net income plus certain other changes in assets and liabilities that are reported as separate components of shareholders’ equity rather than as income or expense.

Financial Instruments

Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. In addition, forwards and option contracts must reduce an exposure’s risk, and for hedges of anticipatory transactions, the significant terms and characteristics of the transaction must be identified and the transactions must be probable of occurring. All derivative financial instruments held or issued by the Company are held or issued for purposes other than trading.

In the ordinary course of business the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and commercial and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

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

December 31, 2003 and 2002

(In thousands, except share and per share data)

Note 1. Summary of Significant Accounting Policies, continued

Reclassification

Certain reclassifications have been made to the financial statements of the prior year to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications.

Note 2. Restrictions on Cash

To comply with Federal Reserve regulations, the Bank will be required to maintain certain average reserve balances. The daily cash reserve requirement for the week including December 31, 2003 was $992, less cash on hand in the amount of $794, or a net of $198. The daily cash reserve requirement for the week including December 31, 2002 was $767, less cash on hand in the amount of $652, or a net of $115.

Note 3. Securities

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale as of December 31, 2003 and 2002 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
2003
U.S. Treasury	$—	$—	$—	$—
U.S. Government agencies and corporations	4,682	48	2	4,728
Mortgage-backed securities	24,821	157	258	24,720
States and political subdivisions	10,065	382	30	10,417
Corporate debt	200	2	1	201

	$39,768	$589	$291	$40,066

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
2002
U.S. Treasury	$199	$6	$—	$205
U.S. Government agencies and corporations	2,399	17	—	2,416
Mortgage-backed securities	7,610	190	—	7,800
States and political subdivisions	9,094	260	15	9,339

	$19,302	$473	$15	$19,760

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity as of December 31, 2003 and 2002 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
2003
U.S. Treasury	$199	$1	$—	$200
U.S. Government agencies and corporations	7,933	24	122	7,835
Mortgage-backed securities	7,933	29	30	7,932
States and political subdivisions	6,921	49	109	6,861

	$22,986	$103	$261	$22,828

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(In thousands, except share and per share data)

Note 3. Securities, continued

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
2002
Mortgage-backed securities	$14,630	$93	$53	$14,670
States and political subdivisions	5,588	—	138	5,450

	$20,218	$93	$191	$20,120

The following tables detail unrealized losses and related fair values in the Bank’s available-for-sale and held-to-maturity investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2003.

Temporarily Impaired Securities in AFS Portfolio

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Government agencies and corporations	$1,486	$2	$—	$—	$1,486	$2
Mortgage-backed securities	12,380	258	—	—	12,380	258
Corporate debt	99	1	—	—	99	1
State and political subdivisions	1,724	30	—	—	1,724	30

Total temporarily impaired securities	$15,689	$291	$—	$—	$15,689	$291

Temporarily Impaired Securities in HTM Portfolio

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Government agencies and corporations	$5,878	$122	$—	$—	$5,878	$122
Mortgage-backed securities	1,754	30	—	—	1,754	30
State and political subdivisions	3,094	109	—	—	3,094	109

Total temporarily impaired securities	$10,726	$261	$—	$—	$10,726	$261

Management considers the nature of the investment, the underlying causes of the decline in the market value, the severity and duration of the decline in market value is other than temporary. Management believes all unrealized losses presented in the table above to be temporary in nature.

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(In thousands, except share and per share data)

Note 3. Securities, continued

The amortized costs and approximate fair values of available-for-sale securities as of December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Costs	Fair Values
Due in one year or less	$—	$—
Due after one year through five years	1,023	1,029
Due after five years through ten years	7,598	7,789
Due after ten years	6,326	6,528
Mortgage-backed securities	24,821	24,720

	$39,768	$40,066

The amortized costs and approximate fair values of held to maturity securities as of December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Costs	Fair Values
Due in one year or less	$—	$—
Due after one year through five years	199	200
Due after five years through ten years	3,232	3,259
Due after ten years	11,622	11,437
Mortgage-backed securities	7,933	7,932

	$22,986	$22,828

Securities (excluding restricted equity securities) with amortized costs of $36,949 and $26,938 as of December 31, 2003 and 2002, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Restricted equity securities consist of Federal Home Loan Bank stock in the amount of $2,600 and $2,000, Federal Reserve Bank stock in the amount of $483 and $367, and Community Bankers Bank stock in the amount of $60 and $60 as of December 31, 2003 and 2002, respectively. Restricted equity securities are carried at cost. The Federal Home Loan Bank requires the Bank to maintain stock in an amount equal to 5% of outstanding borrowings. The Federal Reserve Bank of Richmond requires the Bank to maintain stock with a par value equal to 3% of its outstanding capital.

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(In thousands, except share and per share data)

Note 4. Loans Receivable

The major components of loans in the consolidated balance sheets at December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Commercial	$53,141	$44,668
Real estate:
Construction and land development	17,622	15,727
Residential, 1-4 families	29,959	23,966
Commercial	92,563	75,378
Consumer	29,318	25,922

	222,603	185,661
Unearned loan origination costs, net of fees	(5)	(14)
Allowance for loan losses	(2,566)	(2,014)

	$220,032	$183,633

Substantially all one-four family residential and commercial real estate loans collateralize the line of credit available from the Federal Home Loan Bank.

Note 5. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	2003	2002
Balance, beginning	$2,014	$1,468
Provision charged to expense	966	610
Recoveries of amounts charged off	1	—
Amounts charged off	(415)	(64)

Balance, ending	$2,566	$2,014

An allowance determined in accordance with SFAS No. 114 and No. 118 is provided for all impaired loans. The total recorded investment in impaired loans and the related allowance for loan losses at December 31, 2003 and 2002 is as follows:

	2003	2002
Impaired loans without a valuation allowance	$155	$390
Impaired loans with a valuation allowance	1,091	—

Total impaired loans	$1,246	$390

Valuation allowance related to impaired loans	$127	$—

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(In thousands, except share and per share data)

Note 5. Allowance for Loan Losses, continued

The average annual recorded investment in impaired loans and interest income recognized on impaired loans for the years ended December 31, 2003 and 2002 (all approximate) is summarized below:

	2003	2002
Average investment in impaired loans	$550	$798

Interest income recognized on impaired loans	$5	$17

Interest income recognized on a cash basis on impaired loans	$5	$17

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans totaled $1,094 and $0 as of December 31, 2003 and 2002, respectively. Loans past due more than ninety days totaled $0 and $390 as of December 31, 2003 and 2002, respectively. Restructured loans totaled $152 and $0 as of December 31, 2003 or 2002.

Note 6. Premises and Equipment

Components of premises and equipment and total accumulated depreciation and amortization as of December 31, 2003 and 2002 are as follows:

	2003	2002
Land and improvements	$1,689	$1,245
Building	3,063	2,372
Furniture, fixtures and equipment	2,482	1,881
Leasehold improvements	679	348
Construction in progress	24	544

	7,937	6,390
Less accumulated depreciation and amortization	(1,870)	(1,514)

	$6,067	$4,876

The Company currently leases its main office location under a non-cancelable operating lease. The lease for the main office has a term of six years with the option of three additional renewal terms of five years each. In addition, the Company currently leases one of its branch locations. The lease has a term of twelve years with the option of one additional renewal term of five years. Rental expenses under operating leases were approximately $163 and $165 for 2003 and 2002, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2003 were as follows:

2004	$155
2005	173
2006	173
2007	181
2008	205
Subsequent years	190

$1,077

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(In thousands, except share and per share data)

Note 7. Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2003 and 2002 was $39,464 and $33,982, respectively. At December 31, 2003 the approximate scheduled maturities of time deposits are as follows:

Three months or less	$25,055
Four to twelve months	65,623
One to three years	28,736
Over three years	16,528

$135,942

Note 8. Borrowed Funds

Short-term debt

Securities sold under agreements to repurchase and federal funds purchased generally mature within one to seven days from the transaction date. Additional information is summarized below:

	2003	2002
Outstanding balance at December 31	$7,283	$5,864

Year-end weighted average rate	.91%	.94%

Daily average outstanding during the period	$7,278	$6,452

Average rate for the period	1.01%	1.42%

Maximum outstanding at any month-end during the period	$11,997	$10,217

Securities with a fair market value of $11,536 and $11,413 collateralized securities sold under agreements to repurchase at December 31, 2003 and 2002, respectively.

Federal Home Loan Bank of Atlanta advances total $15,000 and $10,000 at December 31, 2003 and 2002, respectively. The $15,000 balance as of December 31, 2003 is comprised of a $5,000 daily rate credit and an adjustable rate credit in the amount of $10,000. The $5,000 daily rate credit was borrowed in September of 2003. The daily rate credit matures daily and is rolled over on a daily basis at the stated Federal Home Loan Bank of Atlanta daily rate. There is no stated maturity date and interest is paid monthly. The adjustable rate credit was renewed for another year in December 2003. The new maturity date is December 16, 2004. The advance reprices quarterly on the date of each quarterly interest payment. The current rate is 1.22%.

Long-term debt

At December 31, 2003 and 2002, long-term debt was $37,000 and $30,000, respectively and consisted of advances from the Federal Home Loan Bank. These advances are convertible to a floating rate of three month LIBOR by the FHLB on the dates indicated. The weighted average rate at December 31, 2003 is 4.20%.

Details related to long-term debt at December 31, 2003 is as follows:

Maturity Date	FHLB Conversion Date	Interest Rate	Advance Amount
2007	Quarterly	3.09	$10,000
2009	Quarterly	5.46	5,000
2010	Quarterly	6.49	5,000
2011	Feb. 9, 2004	4.97	5,000
2011	Nov. 7, 2006	3.91	5,000
2013	March 11, 2008	2.91	7,000

			$37,000

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(In thousands, except share and per share data)

Note 8. Borrowed funds, continued

Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures

Valley Financial (VA) Statutory Trust I, a statutory business trust (the “Trust”), was created by the Company on June 26, 2003, at which time the Trust issued $4,000 in aggregate liquidation amount of $1 par value preferred capital trust securities which mature June 26, 2033. Distributions are payable on the securities at a floating rate equal to the 3-month London Interbank Offered Rate (“LIBOR”) plus 3.10%, capped at 11.75%, and the securities may be prepaid at par by the Trust at any time after June 26, 2008. The principal assets of the Trust are $4,124 of the Company’s junior subordinated debentures which mature on June 26, 2033, and bear interest at a floating rate equal to the 3-month LIBOR plus 3.10%, capped at 11.75%, and which are callable by the Company after June 26, 2008. All $124 in aggregation liquidation amount of the Trust’s common securities are held by the Company.

The Trust’s preferred securities and common securities may be included in the Company’s Tier 1 capital for regulatory capital adequacy purposes to the extent that they do not exceed 25% of the Company’s total Tier I capital excluding the securities. Amounts in excess of this ratio will not be considered Tier 1 capital but may be included in the calculation of the Company’s total risk-based capital ratio. The Company’s obligations with respect to the issuance of the Trust’s preferred securities and common securities constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the preferred securities and common securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on the Trust’s preferred trust securities and common securities.

Note 9. Fair Value of Financial Instruments

The carrying amounts and approximate fair values of the Corporation’s financial instruments are as follows at December 31, 2003 and 2002:

	2003		2002
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$7,511	$7,511	$8,163	$8,163
Money market investments	713	713	4,439	4,439
Securities available-for-sale	40,066	40,066	19,760	19,760
Securities held-to-maturity	22,986	22,828	20,218	20,120
Restricted equity securities	3,143	3,143	2,427	2,427
Loans, net	220,032	220,556	183,633	186,201
Bank owned life insurance	5,835	5,835	3,178	3,178
Financial liabilities
Deposits	223,022	225,006	182,243	185,495
Short-term Federal Home Loan Bank advances	15,000	15,000	10,000	10,000
Securities sold under agreements to repurchase	4,727	4,727	5,864	5,864
Federal funds purchased	2,556	2,556	—	—
Long-term Federal Home Loan Bank advances	37,000	37,196	30,000	36,055
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	4,000	4,000	—	—

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(In thousands, except share and per share data)

Note 10. Earnings per Share

The following table details the computation of basic and diluted earnings per share for each year ended December 31.

	Net Income	Shares	Per Share Amount
Year Ended December 31, 2003
Basic net income per share	$2,600	1,830,959	$1.42

Effect of dilutive stock options	—	123,290

Diluted net income per share	$2,600	1,954,248	$1.33

Year Ended December 31, 2002
Basic net income per share	$2,259	1,819,758	$1.24

Effect of dilutive stock options	—	74,343

Diluted net income per share	$2,259	1,894,101	$1.19

Note 11. Employee Benefit Plan

The Company has a defined contribution plan (the Plan) qualifying under IRS Code Section 401(k). Eligible participants in the Plan can contribute up to the maximum percentage allowable not to exceed the dollar limit under IRC Section 401(k). Employee contributions are matched by the Corporation based on 100 percent of the first three percent of an employee’s contribution and 50 percent of employee contributions which exceed three percent but do not exceed six percent. For the years ended December 31, 2003 and 2002 the Corporation contributed $79 and $64 to the Plan, respectively.

During 2002, the Company adopted a deferred compensation plan to provide future compensation to certain members of management. Under plan provisions, payments projected to range from $26 to $161 are payable for 15 years certain, generally beginning at age 65. The liability accrued for compensation deferred under the plan was $275 at December 31, 2003 and $113 at December 31, 2002. Deferred compensation expense, an actuarially determined amount, was $162 during 2003 and $113 during 2002. Assumed discount rate, rate of compensation increase, and expected long-term rate of return on plan assets were 7.25%, 5%, and 6%, respectively at December 31, 2003. Assumed discount rate, rate of compensation increase, and expected long-term rate of return on plan assets were 7.5%, 5%, and 6.6%, respectively at December 31, 2002.

The Company has purchased and is the beneficiary of life insurance policies designed to fund the deferred compensation liability. The cash value totaled approximately $5,835 and $3,178 at December 31, 2003 and 2002, respectively.

Note 12. Stock Options

The Company has an Incentive Stock Plan (the Plan) pursuant to which the Human Resources Committee of the Company’s Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 155,925 shares (adjusted for stock splits) of the Company’s authorized, but unissued common stock. Accordingly, 155,925 shares of authorized, but unissued common stock are reserved for use in the Plan. All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of grant. Stock options generally have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of grant. In addition, certain options for 91,098 shares (adjusted for stock splits) based on meeting certain performance criteria have been granted to executive officers.

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(In thousands, except share and per share data)

Note 12. Stock Options, continued

The per share weighted average fair value of stock options granted during 2003 and 2002 was $2.17 and $1.54, respectively, on the date of grant utilizing the Black-Scholes option-pricing model using the assumptions noted below.

	2003	2002
Expected dividend yield	—	—
Risk-free interest rate	1.25%	1.50%
Expected life of options (in years)	10	10
Expected volatility of stock price	17%	25%

As previously mentioned, the Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value of its stock options at the grant date under SFAS No. 123, the Company’s net income and net income per share would have decreased to the pro forma amounts indicated below:

	2003	2002
Net income:
As reported	$2,600	$2,259
Pro forma	$2,519	$2,164

Basic net income per share:
As reported	$1.42	$1.24
Pro forma	$1.38	$1.19

Diluted net income per share:
As reported	$1.33	$1.19
Pro forma	$1.29	$1.14

Stock option activity during the years ended December 31, 2003 and 2002 (adjusted for stock split) is as follows:

	Shares	Exercise Prices
Balance at December 31, 2001	197,692	$7.79

Granted	23,950	11.10
Exercised	(9,100)	6.35
Expired/forfeited	—	—

Balance at December 31, 2002	212,542	8.22

Granted	22,750	18.54
Exercised	(4,013)	10.58
Expired/forfeited	(5,016)	11.16

Balance at December 31, 2003	226,263	$9.15

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(In thousands, except share and per share data)

Note 12. Stock Options, continued

At December 31, 2003, the range of exercise prices was $5.56 - $22.85 (adjusted for stock split) and the weighted average remaining contractual life of outstanding options was 5.1 years. The grant date fair value of options issued in 2003 is $49.

At December 31, 2002, the range of exercise prices was $5.56 - $11.88 (adjusted for stock split) and the weighted average remaining contractual life of outstanding options was 5.7 years. The grant date fair value of options issued in 2002 is $37.

At December 31, 2003 and 2002, the number of options exercisable was 168,683 and 153,559, respectively, and the weighted average exercise price of those options was $7.56 and $7.29, respectively (adjusted for stock split). There was no compensation cost recognized in income related to stock-based compensation in 2003 or 2002.

Note 13. Income Taxes

Current and Deferred Income Tax Components

Total income tax expense (benefit) for the years ended December 31, 2003 and 2002 consists of the following:

	2003	2002
Current	$1,000	$1,103
Deferred	(229)	(232)

	$771	$871

Rate Reconciliation

Total income tax expense (benefit) differed from the “expected” amount computed by applying the U.S. Federal income tax rate of 34 percent to income before income taxes as a result of the following:

	2003	2002
Tax at statutory federal rate	$1,175	$1,064
Tax-exempt interest income	(243)	(123)
Tax-exempt interest disallowance	21	13
Cash surrender value of life insurance	(86)	(61)
Tax Credits	(96)	(22)

	$771	$871

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(In thousands, except share and per share data)

Note 13. Income Taxes, continued

Deferred Income Tax Analysis

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets
Allowance for loan losses	$838	$651
Depreciation	19	10
Employee benefits	93	38

Total deferred tax assets	950	699

Deferred tax liabilities
Net unrealized gains on available-for-securities	(101)	(156)
Accretion of bond discount	(24)	(2)

Total deferred tax liabilities	(125)	(158)

Net deferred tax assets	$825	$541

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

A detailed composition of the Bank’s loan portfolio is provided in the consolidated financial statements. The Bank’s commercial loan portfolio is diversified, with no significant concentrations of credit. Commercial real estate loans are generally collateralized by the related property. The residential real estate loan portfolio consists principally of loans collateralized by 1-4 family residential property. The loans to individuals portfolio consists of consumer loans primarily for home improvements, automobiles, personal property and other consumer purposes. These loans are generally collateralized by the related property. Overall, the Bank’s loan portfolio is not concentrated within a single industry or group of industries, the loss of any one or more of which would generate a materially adverse impact on the business of the Bank.

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

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(In thousands, except share and per share data)

Note 14. Summary of Significant Accounting Policies, continued

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

Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument fail to perform in accordance with the terms of the contract. The Bank’s maximum exposure to credit loss under commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The Bank requires collateral to support financial instruments when it is deemed necessary. The Bank evaluates customers’ creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the customer. Collateral may include deposits held in financial institutions, U.S. Treasury securities, other marketable securities, real estate, accounts receivable, inventory, and property, plant and equipment. Financial instruments whose contract amounts represent credit risk as of December 31 are as follows:

	2003	2002
Commitments to extend credit	$63,258	$61,134
Standby letters of credit	2,259	942

	$65,517	$62,076

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. Unless renewed, substantially all of the Bank’s credit commitments at December 31, 2003 will expire within one year. Management does not anticipate any material losses as a result of these transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Employment Agreements

The Company has entered into employment agreements with certain executive officers. The employment agreements provide for a certain minimum salary level that may be increased, but not decreased, by the Board pursuant to an annual evaluation and also contain change-in-control provisions entitling the executive officer to certain benefits in the event employment is terminated within three years of a change in control of the Company for reasons other than death, retirement, disability, cause, voluntary resignation other than for good reason, or pursuant to notice of termination given prior to the change in control.

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(In thousands, except share and per share data)

Note 15. Regulatory Restrictions

Dividends

The Company’s principal source of funds for dividend payments is dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by state law, regulations and policies. A state bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand. Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in-capital of the bank. As of December 31, 2003 and 2002, the amount available for payment of dividends was $8,969 and $6,369, respectively.

Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003 and 2002, the Company and the Bank were categorized as well capitalized as defined by applicable regulations. To be categorized as well capitalized the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed the Company’s or the Bank’s category.

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(In thousands, except share and per share data)

Note 15. Regulatory Restrictions, continued

Capital Requirements, continued

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table below.

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2003
Total Capital (to Risk Weighted Assets):
Consolidated	$27,932	11.32%	$19,748	8.0%	$	n/a	n/a
Valley Bank	$27,555	11.17%	$19,738	8.0%		$24,673	10.0%
Tier I Capital (to Risk Weighted Assets):
Consolidated	$25,366	10.28%	$9,874	4.0%	$	n/a	n/a
Valley Bank	$24,989	10.13%	$9,869	4.0%		$14,804	6.0%
Tier I Capital (Leverage) (to Average Assets):
Consolidated	$25,366	8.37%	$12,118	4.0%	$	n/a	n/a
Valley Bank	$24,989	8.26%	$12,108	4.0%		$15,135	5.0%

December 31, 2002
Total Capital (to Risk Weighted Assets):
Consolidated	$20,736	10.30%	$16,108	8.0%	$	n/a	n/a
Valley Bank	$20,494	10.18%	$16,101	8.0%		$20,126	10.0%
Tier I Capital (to Risk Weighted Assets):
Consolidated	$18,722	9.30%	$8,054	4.0%	$	n/a	n/a
Valley Bank	$18,480	9.18%	$8,050	4.0%		$12,076	6.0%
Tier I Capital (Leverage) (to Average Assets):
Consolidated	$18,722	7.72%	$9,697	4.0%	$	n/a	n/a
Valley Bank	$18,480	7.63%	$9,691	4.0%		$12,113	5.0%

Inter-company transactions

Legal lending limits on loans by the Bank to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $2.5 million at December 31, 2003. There were no loans from the Bank to the Company at December 31, 2003.

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(In thousands, except share and per share data)

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

Aggregate 2003 and 2002 loan transactions with directors and executive officers were as follows:

	2003	2002
Balances at beginning of year	$4,391	$5,537
Advances	2,410	638
Repayments	(477)	(1,784)

Balances at end of year	$6,324	$4,391

Note 17. Parent Company Financial Information

Condensed financial information of Valley Financial Corporation is presented below:

Condensed Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Cash	$220	$126
Investment in bank subsidiary, at equity	25,186	18,781
Investment in nonbank subsidiary	124	—
Other assets	160	118

Total assets	$25,690	$19,025

Liabilities
Balance due to nonbank subsidiary	$4,126	$—
Balance due to bank subsidiary	2	1

Total liabilities	4,128	1

Commitments and other matters
Shareholders’ equity
Preferred stock, no par value. 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock no par value. 10,000,000 shares authorized; issued and outstanding 1,832,751 shares and 1,828,737 shares in 2003 and 2002, respectively	12,396	12,353
Retained earnings	8,969	6,369
Accumulated other comprehensive income	197	302

Total shareholders’ equity	21,562	19,024

Total liabilities and shareholders’ equity	$25,690	$19,025

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(In thousands, except share and per share data)

Note 17. Parent Company Financial Information, continued

Condensed Statements of Income

Years Ended December 31, 2003 and 2002

	2003	2002
Income
Interest income	$2	$3
Dividend income from bank subsidiary	85	—

	87	3

Expenses
Interest expense on balance due to nonbank subsidiary	88	—
Other expenses	88	72

	176	72

Loss before income taxes and equity in undistributed net income of subsidiary	(89)	(69)
Income tax benefit	59	49

Loss before equity in undistributed net income of subsidiary	(30)	(20)
Equity in undistributed net income of subsidiary	2,630	2,279

Net income	$2,600	$2,259

Condensed Statements of Cash Flows

Years Ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities
Net income	$2,600	$2,259
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income of subsidiary	(2,630)	(2,279)
Increase in other assets	(116)	(32)
Increase in other liabilities	3	1

Net cash used in operating activities	(143)	(51)

Cash flows from investing activities
Repayment of executive loans	74	—
Investment in nonbank subsidiary	(124)	—
Investment in bank subsidiary	(3,880)	—

Net cash used in investing activities	(3,930)	—

Cash flows from financing activities
Trust preferred proceeds from nonbank subsidiary	4,124	—
Net proceeds from issuance of common stock	43	58
Cash in lieu of fractional shares	—	(3)

Net cash provided by financing activities	4,167	55

Net increase in cash	94	4
Cash at beginning of year	126	122

Cash at end of year	$220	$126

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

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

The information required by Items 401, 405, and 406 of Regulation S-B is set forth under the captions “Information Concerning Directors and Nominees”, “Certain Relationships and Related Transactions”, “Audit Committee Information”, “Nominating Committee”, “Audit Committee Financial Expert”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Code of Ethics’ of the Company’s Proxy Statement dated March 25, 2004 and is incorporated herein by reference.

Item 10.	Executive Compensation.

The information required by Item 402 of Regulation S-B is set forth under the caption “Executive Compensation” of the Company’s Proxy Statement dated March 25, 2004 and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

The information required by Items 201(d) and 403 of Regulation S-B is set forth under the caption “Security Ownership of Certain Beneficial Owners” of the Company’s Proxy Statement dated March 25, 2004 and is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-B is set forth under the caption “Certain Relationships and Related Transactions” of the Company’s Proxy Statement dated March 25, 2004 and is incorporated herein by reference.

Item 13.	Exhibits and Reports on Form 8-K.

(a)	The following documents are filed as part of this Report:

1.	Financial Statements:

Independent Auditors’ Report.

Consolidated Balance Sheets as of December 31, 2003 and 2002.

Consolidated Statements of Income for the Years Ended December 31, 2003 and 2002.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2003 and 2002.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and 2002.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the Financial Statements or related notes.

3.	Exhibits and Reports on Form 8-K:

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on form S-1, as amended).

3.3	Bylaws as amended July 19, 2003 (filed herewith).

*10.2	Employment Agreement dated April 8, 1994, by and between the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit No. 10.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

*10.3	Severance Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

*10.4	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.5	Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.5 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.10	First amendment dated August 5, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.10 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.12	Second amendment dated December 14, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.12 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.13	Lease agreement for office space dated September 20, 1996, by and between Valley Bank, N.A. and Betty J. Burrows (incorporated herein by reference to Exhibit No. 10.13 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

*10.6	Severance agreement dated February 9, 1998, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.6 of Form 10-KSB filed March 30, 2000, File No. 33-77568).

*10.7	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

*10.14	Valley Bank Supplemental Retirement Plan effective January 1, 2002 incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

*10.15	Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.15 of Form 10-QSB filed November 14, 2002, File No. 33-77568).

*10.16	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis Gutshall (incorporated herein by reference to Exhibit 10.16 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

*10.17	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.17 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

*10.18	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and J. Randy Woodson (incorporated herein by reference to Exhibit 10.18 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

*10.19	Insurance Loan Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and A. Wayne Lewis (filed herewith).

*10.20	Insurance Transfer Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and Ellis L. Gutshall (filed herewith).

11.	Statement re Computation of Earnings per Share (filed herewith as Note 10).

21.	Subsidiaries of the Registrant.

24.	Power of Attorney.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Office Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Chief Financial Office Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-KSB pursuant to Item 13(a).

(b)	Reports on Form 8-K filed during the last quarter of the period covered by this report:

The Company filed one report on Form 8-K during the quarter ended December 31, 2003. The report was dated October 17, 2003 and reported the Company’s consolidated financial results for the quarter ended September 30, 2003.

Item 14.	Principal Accountant Fees and Services.

The information required by item 9(e) of Schedule 14A is set forth under the caption “Audit Committee Information” of the Company’s Proxy Statement dated March 25, 2004 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 30, 2004.

Valley Financial Corporation

By:	/s/ Ellis L. Gutshall

Ellis L. Gutshall President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities indicated as of March 30, 2004.

Signature	Title

/s/ Ellis L. Gutshall (Ellis L. Gutshall)	President, Chief Executive Officer and Director (Chief Executive Officer)

/s/ A. Wayne Lewis (A. Wayne Lewis)	Executive Vice President, Chief Operating Officer and Director

/s/ A. Wayne Lewis (A. Wayne Lewis)	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Abney S. Boxley, III * (Abney S. Boxley, III)	Director

(William D. Elliot)	Director

/s/ Mason Haynesworth * (Mason Haynesworth)	Director

/s/ Eddie F. Hearp * (Eddie F. Hearp)	Director

/s/ Anna L. Lawson * (Anna L. Lawson)	Director

/s/ Barbara B. Lemon * (Barbara B. Lemon)	Director

/s/ George W. Logan * (George W. Logan)	Director

/s/ John W. Starr * (Dr. John W. Starr)	Director

/s/ Ward W. Stevens * (Ward W. Stevens)	Director

/s/ Michael E. Warner * (Michael E. Warner)	Director

* By	/s/ A. Wayne Lewis

A. Wayne Lewis (Attorney in Fact)

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.3	Bylaws as amended July 19, 2003 (filed herewith).	85

10.2	Employment Agreement dated April 8, 1994, by and between the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit No. 10.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.3	Severance Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.4	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.5	Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.5 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.10	First amendment dated August 5, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.10 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.12	Second amendment dated December 14, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.12 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.13	Lease agreement for office space dated September 20, 1996, by and between Valley Bank, N.A. and Betty J. Burrows (incorporated herein by reference to Exhibit No. 10.13 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.6	Severance agreement dated February 9, 1998, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.6 of Form 10-KSB filed March 30, 2000, File No. 33-77568).

10.7	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

10.14	Valley Bank Supplemental Retirement Plan effective January 1, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

10.15	Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.15 of Form 10-QSB filed November 14, 2002, File No. 33-77568).

10.16	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis Gutshall (incorporated herein by reference to Exhibit 10.16 of Form 10-QSB filed November 14, 21003, File No. 33-77568).

10.17	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.17 of Form 10-QSB filed November 14, 21003, File No. 33-77568).

10.18	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and J. Randy Woodson (incorporated herein by reference to Exhibit 10.18 of Form 10-QSB filed November 14, 21003, File No. 33-77568).

10.19	Insurance Loan Agreement dated December 31, 2003, by and among Valley Financial Corporation, Valley Bank, and A. Wayne Lewis (filed herewith).	95

10.20	Insurance Transfer Agreement dated December 31, 2003, by and among Valley Financial Corporation, Valley Bank, and Ellis L. Gutshall (filed herewith)	97

11	Statement re Computation of Earnings per Share (filed herewith as Note 10).	99

21	Subsidiaries of the Registrant.	100

24	Power of Attorney.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	102

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	103

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	104

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	105