Form 10QSB
period 2004-03-31
VALLEY FINANCIAL CORP /VA/
filed 2004-05-17
CIK 921590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

Commission File Number: 000-28342

VALLEY FINANCIAL CORPORATION

VIRGINIA	54-1702380
(State of Incorporation)	(I.R.S. Employer Identification Number)

36 Church Avenue, S.W.

Roanoke, Virginia 24011

(Address of principal executive offices)

(540) 342-2265

(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At April 30, 2004, 1,833,266 shares of the issuer’s common stock, no par value, were outstanding.

Transitional small business disclosure format:    Yes  ☐    No  ☒.

VALLEY FINANCIAL CORPORATION

FORM 10-QSB

March 31, 2004

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	(Unaudited) March 31 2004	December 31 2003
Assets
Cash and due from banks	$5,809	$7,511
Money market investments:
Federal funds sold	12,455	—
Interest-bearing deposits in other banks	125	713

Total money market investments	12,580	713
Securities held to maturity (approximate market values of $23,370 at March 31, 2004 and $22,828 at December 31, 2003)	23,124	22,986
Securities available for sale	43,314	40,066
Restricted equity securities	3,143	3,143
Loans:
Commercial and industrial loans	54,161	53,141
Commercial real estate loans	97,701	92,563
Real estate construction loans	18,342	17,622
Residential real estate loans	31,201	29,959
Loans to individuals	30,155	29,318

Total loans	231,560	222,603
Less unearned income	(4)	(5)
Less allowance for loan losses	(2,663)	(2,566)

Net loans	228,893	220,032
Premises and equipment	6,108	6,067
Bank owned life insurance	5,907	5,835
Accrued interest receivable	1,289	1,204
Other assets	1,509	1,452

Total assets	$331,676	$309,009

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand deposits	$41,784	$36,668
Interest bearing demand deposits	15,883	16,602
Money market deposits	31,652	29,217
Savings deposits	4,175	4,593
Certificates of deposits > $100,000	39,753	39,464
Other time deposits	113,209	96,478

Total deposits	246,456	223,022

Short-term borrowings	15,000	17,556
Securities sold under agreements to repurchase	5,342	4,727
Accrued interest payable	726	736
Other liabilities	733	406
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	4,000	4,000
Long-term borrowings	37,000	37,000

Total liabilities	309,257	287,447

Commitments and other contingencies
Preferred stock, no par value. Authorized 10,000,000 shares; none issued and outstanding.
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 1,833,266 at March 31, 2004 and 1,832,751 at December 31, 2003	12,401	12,396
Retained earnings	9,599	8,969
Accumulated other comprehensive income	419	197

Total shareholders’ equity	22,419	21,562

Total liabilities and shareholders’ equity	$331,676	$309,009

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Period January 1, 2004 Through March 31, 2004	For the Period January 1, 2003 Through March 31, 2003
Interest Income:
Interest and fees on loans	$3,320	$3,167
Interest on money market investments	10	10
Interest on securities - taxable	526	308
Interest on securities - nontaxable	168	149

Total interest income	4,024	3,634

Interest Expense:
Interest on certificates of deposit > 100,000	251	232
Interest on other deposits	806	690
Interest on long-term borrowings	393	350
Interest on repurchase agreements	10	14
Interest on guaranteed preferred beneficial interests in the	43	—
Company’s junior subordinated debentures
Interest on short-term borrowings	53	44

Total interest expense	1,556	1,330

Net interest income	2,468	2,304

Provision for loan losses	98	258

Net interest income after provision for loan losses	2,370	2,046

Noninterest Income:
Service charges on deposit accounts	183	154
Income earned on bank owned life insurance	72	63
Other income on real estate loans	24	53
Other fee income	37	26
Gains on sales of securities	4	7

Total noninterest income	320	303

Noninterest Expense:
Compensation expense	988	880
Occupancy expense	116	95
Data processing and equipment expense	225	171
Franchise and purchased tax credit expense	56	179
Deposit operation expenses	46	35
Loan operation expenses	112	81
Other expense	295	238

Total noninterest expense	1,838	1,679

Net income before taxes	852	670

Provision for income taxes	222	88

Net income	$630	$582

Basic earnings per share	$0.34	$0.32

Diluted earnings per share	$0.32	$0.30

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except per share data)

	For the Period January 1, 2004 Through March 31, 2004	For the Period January 1, 2003 Through March 31, 2003
Cash Flows From Operating Activities:
Net income	$630	$582
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	98	258
Depreciation and amortization	154	106
Net gains on sale of securities	(4)	(7)
Net losses on foreclosed properties	—	12
Amortization (accretion) of premiums/discounts	59	40
Decrease in unearned fees	(1)	(2)
(Increase) decrease in interest receivable	(85)	70
Increase in other assets	(25)	(259)
Increase in value of life insurance contracts	(72)	(63)
Decrease in accrued interest payable	(10)	(401)
Increase in other liabilities	327	22

Net cash provided by operating activities	1,071	358

Cash Flows From Investing Activities:
Increase in money market investments	(11,867)	(3,573)
Purchases of premises and equipment	(173)	(77)
Purchases of securities available for sale	(7,851)	(4,266)
Purchases of securities held to maturity	(1,000)	(2,482)
Purchases of restricted equity securities	—	(350)
Principal repayments/sales/calls of securities available for sale	4,921	3,866
Principal repayments of securities held to maturity	826	2,634
Investment in life insurance contracts	—	(1,200)
Proceeds from sale of fixed assets	2	—
Proceeds from sale of foreclosed properties	112	5
Capitalized expenditures on foreclosed property	—	(15)
Increase in loans	(9,241)	(9,741)

Net cash used in investing activities	(24,271)	(15,199)

Cash Flows From Financing Activities:
Increase in time deposits > than $100,000	289	1,064
Increase in other time deposits	16,731	2,737
Increase in other deposits	6,414	6,775
Decrease in short-term borrowings	(2,556)	—
Increase (decrease) in securities sold under agreements to repurchase	615	(14)
Proceeds from issuance of common stock	5	29
Proceeds from long-term borrowings	—	7,000

Net cash provided by financing activities	21,498	17,591

Net Increase (Decrease) in Cash and Due from Banks	(1,702)	2,750

Cash and Due From Banks at Beginning of Period	7,511	8,163

Cash and Due From Banks at End of Period	$5,809	$10,913

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,566	$1,731

Cash paid during the period for taxes	$—	$—

Noncash financing and investing activities:
Transfer of loans to foreclosed property	$283	$264

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

March 31, 2004 (Unaudited)

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

The consolidated financial statements of the Company conform to generally accepted accounting principles and to general banking industry practices. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the consolidated financial statements herein have been included. The consolidated financial statements herein should be read in conjunction with the Company’s 2003 Annual Report on Form 10-KSB.

The Company reports its activities as a single business segment. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.

(2)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. To comply with Federal Reserve regulations, the Bank is required to maintain certain average reserve balances. The daily cash reserve requirement for the week including March 31, 2004 was $153. As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of March 31, 2004 was $250.

(3)	Securities

The carrying values, unrealized gains, unrealized losses and approximate fair values of available for sale and held to maturity investment securities at March 31, 2004 are shown in the tables below. As of March 31, 2004, investments (including both available for sale and held to maturity) and restricted equity securities with amortized costs and fair values of $37,963 and $38,379, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

The following table sets forth the composition of securities available for sale at March 31, 2004. Securities available for sale are carried at approximate market value.

Available for Sale Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U.S. Government agencies	$7,491	$96	$—	$7,587
Mortgage-backed securities	5,045	21	(1)	5,065
Collateralized mortgage obligations	19,115	122	(100)	19,137
States and political subdivisions	10,827	505	(12)	11,320
Corporate debt securities	200	5	—	205

Total securities available for sale	$42,678	$749	$(113)	$43,314

The following table sets forth the composition of securities held to maturity at March 31, 2004. Securities held to maturity are carried at amortized cost.

Held to Maturity Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U.S. Treasury	$199	$2	$—	$201
U.S. Government agencies	8,935	135	(16)	9,054
Mortgage-backed securities	5,796	43	—	5,839
Collateralized mortgage obligations	1,292	2	(24)	1,270
States and political subdivisions	6,902	153	(49)	7,006

Total securities held to maturity	$23,124	$335	$(89)	$23,370

(4)	Allowance for Loan Losses

The following table summarizes the loan loss experience for the three-month periods ended March 31, 2004 and 2003.

Allowance for Loan Losses

(dollars in thousands)

	2004	2003
Balance at January 1	$2,566	$2,014
Provision for loan losses	98	258
Recoveries – Loans to individuals	0	1
Charged off loans
Commercial	0	0
Credit Cards	0	0
Loans to individuals	(1)	(11)

Balance at March 31	$2,663	$2,262

(5)	Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following table summarizes the shares utilized in the computations:

Weighted Average Shares Outstanding

Three months ending March 31:	Basic	Diluted
2004	1,833,074	1,975,417

2003	1,828,970	1,923,354

(6)	Comprehensive Income

The adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company has net unrealized gains (losses) on available for sale securities, an item of other comprehensive income (loss). For the three months ended March 31, 2004 and 2003, total comprehensive income was $852 and $548, respectively.

The information that follows discloses the reclassification adjustments and the income taxes related to securities available for sale that are included in other comprehensive income (loss), net of income taxes for the three month periods ended March 31, 2004 and 2003.

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003
Net unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) during the year	$341	$(45)
Less reclassification adjustments for realized gains included in net income	(3)	(5)
Income tax benefit (expense)	(116)	16

Other comprehensive income (loss), net of income taxes	$222	$(34)

(7)	Financial Instruments With Off-Balance Sheet Risk

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk, which involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At March 31, 2004, outstanding commitments to extend credit were $73,799 as compared to $65,517 at December 31, 2003.

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

The Bank has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. As of March 31, 2004 aggregate loans to directors, executive officers, and principal shareholders totalled $8,915. An analysis of loan activity to directors, executive officers and principal shareholders for the year ended December 31, 2003 is as follows:

Loans to Related Parties

Balances as of January 1, 2003	$4,391
Advances	2,410
Repayments	(477)

Balances as of December 31, 2003	$6,324

(9)	Long-Term Federal Home Loan Bank Advances

The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $37.0 million as of March 31, 2004. There are four convertible advances in the amount of $5.0 million each, one convertible advance in the amount of $7.0 million, and one convertible advance in the amount of $10.0 million currently drawn. The Federal Home Loan Bank of Atlanta has the option to convert the $37.0 million in convertible advances on the conversion dates below, and on any quarterly interest payment date thereafter, with at least two business days notice. If called, the four $5.0 million convertible advances and the one $7.0 million convertible advance will be converted into a 3-month London Interbank Offered Rate (“LIBOR”) based adjustable rate credit (ARC) at 3-month LIBOR flat. The $10.0 million convertible advance may be converted into a 3-month LIBOR-based floating rate advance (ARC) at 3-month LIBOR flat only if 3-month LIBOR is greater than or equal to 7.0%. The following table provides more information on the outstanding advances as of March 31, 2004.

LONG-TERM FEDERAL HOME LOAN BANK ADVANCES

Advance Balance	Advance Date	Maturity Date	Fixed Rate	Interest Payment Dates	First Optional Conversion Date
$ 5,000	December 2, 1999	December 2, 2009	5.46%	Quarterly	December 4, 2000
$ 5,000	May 24, 2000	May 24, 2010	6.49%	Quarterly	May 24, 2001
$ 5,000	February 9, 2001	February 9, 2011	4.97%	Quarterly	February 9, 2004
$ 5,000	November 7, 2001	November 7, 2011	3.91%	Quarterly	November 7, 2006
$10,000	September 4, 2002	September 4, 2007	3.09%	Quarterly	September 4, 2003
$ 7,000	March 11, 2003	March 11, 2013	2.91%	Quarterly	March 11, 2008

(10)	Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures

Valley Financial (VA) Statutory Trust I, a statutory business trust (the “Trust”), was created by the Company on June 26, 2003, at which time the Trust issued $4,000 in aggregate liquidation amount of $1 par value preferred capital trust securities which mature June 26, 2033. Distributions are payable on the securities at a floating rate equal to the 3-month LIBOR plus 3.10%, capped at 11.75%, and the securities may be prepaid at par by the Trust at any time after June 26, 2008. The principal assets of the Trust are $4,124 of the Company’s junior subordinated debentures which mature on June 26, 2033, and bear interest at a floating rate equal to the 3-month LIBOR plus 3.10%, capped at 11.75%, and which are callable by the Company after June 26, 2008. All $124 in aggregation liquidation amount of the Trust’s common securities are held by the Company.

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

Stock Option Plans

The Company has an Incentive Stock Plan (the Plan) pursuant to which the Human Resources Committee of the Company’s Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 155,925 shares (adjusted for stock splits) of the Company’s authorized, but unissued common stock. Accordingly, 155,925 shares of authorized, but unissued common stock are reserved for use in the Plan. There are options for 143,750 shares granted to officers and key employees currently outstanding as of March 31, 2004. All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of the grant. Stock options under the Plan generally have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of the grant. In addition to the Plan, certain other options for 91,098 shares (adjusted for stock splits), of which 81,998 are outstanding as of March 31, 2004, based on meeting certain past performance criteria have been granted to executive officers.

Information related to pro forma net income and per share amounts for the periods presented is as follows:

	Three Months Ended March 31,
	2004	2003
Compensation cost recognized in income for all stock-based compensation awards	$—	$—
Pro forma net income, based on SFAS No. 123	$615	$562
Pro forma basic net income per share, based on SFAS No. 123	$0.34	$0.31
Pro forma diluted net income per share, based on SFAS No. 123	$0.31	$0.29

Item 2. Management’s Discussion and Analysis.

The following is management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the three months ended March 31, 2004 and 2003. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes on the December 31, 2003 Form 10-KSB.

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

Overview

The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995. There are currently seven full-service branch locations, operating in various locations throughout the Cities of Roanoke and Salem, Town of Vinton, and the County of Roanoke.

Total assets at March 31, 2004 were $331.7 million, up 7.3% from $309.0 million at December 31, 2003. The principal components of the Company’s assets at the end of the period were $46.5 million in securities available for sale, including restricted equity securities, $23.1 million in securities held to maturity, and $231.6 million in gross loans.

Total liabilities at March 31, 2004 were $309.3 million, up 7.6% from $287.4 million at December 31, 2003 with the increase represented by a $23.5 million growth in deposits and a $600,000 increase in securities sold under agreements to purchase, partially offset by a $2.6 million decrease in federal funds purchased.

Total shareholders’ equity at March 31, 2004 was $22.4 million consisting of $9.1 million in net proceeds from the Company’s initial public offering, $3.2 million in net proceeds from the Company’s secondary offering, $117,000 in proceeds from the exercise of stock options, increased by accumulated retained earnings of $9.6 million and $419,000 of net unrealized gains on securities available for sale, net of related deferred tax liability. Total shareholders’ equity was $22.4 million at March 31, 2004 compared with $21.6 million at December 31, 2003, an increase of $800,000 or 3.7%. Exclusive of unrealized gains (losses) on investment securities, shareholders’ equity was $22.0 million at March 31, 2004 and $21.4 million at December 31, 2003.

The Company had net income of $630,000 for the three months ended March 31, 2004, an increase of $48,000 or 8.2% over the $582,000 reported for the same period in 2003. An improved net interest income combined with increased noninterest income, offset by increases in noninterest expense in virtually all categories, contributed to the 8.2% increase for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

Profitability as measured by the Company’s annualized return on average assets (“ROA”) was 0.79% for the three months ended March 31, 2004 compared to 0.94% for the same period in 2003. Annualized return on average equity (“ROE”) was 11.65% for the three months ended March 31, 2004 compared to 12.34% for the same period in 2003. The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities.

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

Net interest income was $2.5 million for the three months ended March 31, 2004 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income for the first three months of 2004 increased 8.7% from $2.3 million for the same period in 2003. The net interest margin on a fully taxable equivalent (“FTE “) basis was 3.42% for the first three months of 2004, a decrease of 69 basis points from the 4.11% reported for the same period in 2003. Yields on earning assets are decreasing faster than funding costs may be reduced. The Bank’s cost of funds ratio was 2.11% for the three months ended March 31, 2004, down 22 basis points from the 2.33% reported for the first three months of 2003. The Bank’s yield on earning assets was 5.49% for the three months ended March 31, 2004, down 92 basis points from the 6.41% reported for the three months ended March 31, 2003. Management is diligently working to maintain the net interest margin by reducing the cost of funds ratio.

Noninterest Income

Noninterest income for the three months ended March 31, 2004 was $320,000, an increase of $17,000 or 5.6% over the $303,000 reported for the same period one year earlier. The largest components of the increase are service charges on deposit accounts in the amount of $29,000, tax-exempt income earned on bank owned life insurance in the amount of $9,000, and other fee income in the amount of $11,000, offset by a $29,000 decrease in income earned on real estate loans. Securities gains totaled $4,000 during the first three months of 2004 as compared to $7,000 for the first three months of 2003. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

Noninterest Expense

Noninterest expense for the first three months of 2004 was $1.8 million, an increase of $100,000 or 5.9% over the $1.7 million reported for the same period in 2003. Compensation expense was the largest contributor to the increase in the amount of $108,000. Noninterest expense in the first quarter of 2004 includes residual expenses associated with the opening of the Bank’s Lewis-Gale office on December 8, 2003. Franchise and purchased tax credit expense decreased by $123,000, as federal and state tax credits were recognized in the amount of $179,000 during the first quarter of 2003. Franchise expense was recognized in the amount of $31,000 in the first quarter of 2004 as compared to $0 in the first quarter of 2003. Substantially all other major categories of noninterest expense increased due to growth and expansion. Noninterest expenses are expected to increase in future years as a direct result of business growth and expansion.

Income Taxes

To reflect the Company’s anticipated federal income tax liability, an expense of $222,000 and $88,000 at an effective tax rate of 26.1% and 13.1% was recognized for the three months ended March 31, 2004 and 2003, respectively. During the first quarter of 2003, the Bank purchased federal and state tax credits valued at $174,000 and $217,000, for a total cost of $156,000 and $151,000, respectively. The credits were expensed in the amount of $179,000 during the first three months of 2003, comprised of $156,000 federal and $23,000 state, as purchased tax credit expense (a noninterest expense). The federal tax credits offset income tax expense in 2003, while the state tax credits offset franchise tax expense in 2003. Other factors contributing to the difference between the effective tax rate and the statutory rate of 34 percent include tax-exempt interest income on municipal securities, net of disallowance, and tax-exempt income earned on bank owned life insurance.

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

Investment securities (available for sale and held to maturity), including restricted equity securities, at March 31, 2004 were $69.6 million, an increase of $3.4 million or 5.1% from their level of $66.2 million on December 31, 2003. The increase of $3.4 million is primarily due to purchases in the amount of $8.9 million, offset by principal repayments, sale proceeds, and call proceeds in the amounts of $2.1 million, $2.6 million, $1.0 million, respectively. See Note 3 to the Consolidated Financial Statements.

Loan Portfolio

The Company’s total loans were $231.6 million at March 31, 2004, an increase of $9.0 million or 4.0% from the $222.6 million reported at December 31, 2003. The Company’s ratio of total loans to total funding sources (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and guaranteed preferred beneficial interests in the Company’s junior subordinated debentures) stood at 75.2% at March 31, 2004 and 77.8% at December 31, 2003. Management seeks to maintain the ratio of loans to funding sources at a maximum of 85%.

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

The following table summarizes the loan portfolio by category as of the three-month periods ended March 31, 2004 and 2003 and the year ended December 31, 2003.

Loan Portfolio Summary

(dollars in thousands)

	March 31, 2004	December 31, 2003	March 31, 2003
Commercial and industrial	$54,161	$53,141	$45,130
Commercial real estate	97,701	92,563	79,463
Real estate construction	18,342	17,622	18,306
Residential real estate	31,201	29,959	24,905
Loans to individuals	30,155	29,318	27,324

Total loans	$231,560	$222,603	$195,128

Loan Category Analysis

Commercial Loans. Commercial and industrial loans accounted for 23.4% of the loan portfolio as of March 31, 2004 and stood at $54.2 million versus $53.1 million three months earlier. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The credit worthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral, such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

Commercial Real Estate Loans. Commercial real estate construction and commercial real estate mortgages represent interim and permanent financing of commercial properties that are secured by real estate, and were 42.2% of total loans at March 31, 2004. Outstanding loans in this category equaled $97.7 million and $92.6 million at March 31, 2004 and December 31, 2003, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties. These borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

Real Estate Construction Loans. Real estate construction loans represent interim financing on residential and commercial properties under construction, and are secured by real estate. Once construction is completed and the loan becomes permanent, the loans are reclassified either as commercial real estate loans or residential real estate loans. Outstanding loans in this category totaled $18.3 million (7.9% of total loans) at March 31, 2004 as compared to $17.6 million at December 31, 2003.

Residential Real Estate Loans. Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $31.2 million in loans (13.5% of total loans) at March 31, 2004 and $30.0 million in such loans at December 31, 2003. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

Loans to Individuals. Loans to individuals include installment loans, home equity lines of credit, and loans secured by junior liens on residential real estate. The loan proceeds typically are used to purchase vehicles, finance home remodeling, higher education, or for other consumer purposes. Loans to individuals totaled $30.2 million (13.0% of total loans) at March 31, 2004 compared to $29.3 million at December 31, 2003.

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

A provision for loan losses of $98,000 was provided during the three months ended March 31, 2004, a decrease of $160,000 or 62.0% over the same period in 2003, in recognition of management’s estimate of inherent risks associated with lending activities. The allowance for loan losses was $2.7 million as of March 31, 2004 and represented approximately 1.2% of net loans outstanding versus 1.2% of net loans at December 31, 2003 (see Note 4 to the Consolidated Financial Statements). A total of $114,000 in special reserves was included in the balance of the allowance for loan losses as of March 31, 2004. Special reserves actually decreased by $13,000 during the three months ended March 31, 2004. A total of $125,000 in special reserves, on one consumer customer placed on nonaccrual status in the first quarter of 2003, was included in the allowance for loan losses as of March 31, 2003. A decline in the growth rate in average loans outstanding also contributed to the decrease in provision expense.

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

Each quarter, the board of directors will review all loans on the Bank’s watch list to determine proper action and reporting of any loans identified as substandard by the credit quality review.

The total recorded investment in impaired loans was $527,000, $1.2 million and $214,000, respectively for the three-month period ended March 31, 2004, the year ended December 31, 2003 and the three-month period ended March 31, 2003. The special loan loss allowance related to impaired loans was $114,000, $127,000 and $125,000, respectively for the above-referenced time periods. Management believes that the above allocated reserves are adequate for the impaired loans in the Company’s portfolio based upon a detailed review of the quality and pledged collateral of each individual loans considered impaired at each of the above-referenced periods.

Nonperforming assets at March 31, 2004, December 31, 2003 and March 31, 2003 are presented in the following table.

Nonperforming Assets

(dollars in thousands)

	March 31, 2004	December 31, 2003	March 31, 2003
Nonaccrual loans	$485	$1,094	$213
Loans past due 90 days or more	42	—	1
Restructured loans	—	152	—

Total nonperforming loans	527	1,246	214

Foreclosed, repossessed and idled properties	172	—	449

Total nonperforming assets	$699	$1,246	$663

If nonaccrual loans had performed in accordance with their original terms, additional interest income in the amount of $7,000, $18,000, and $4,000, respectively would have been recorded for the three-month period ended March 31, 2004, the year ended December 31, 2003 and the three-month period ended March 31, 2003.

Other Assets

The Company has purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s Supplemental Executive Retirement Plan (“SERP”). Bank owned life insurance was $5.9 million at March 31, 2004, an increase of $100,000 over the $5.8 million reported as of December 31, 2003. The increase in entirely due to the increase in the cash surrender value of the life insurance contracts.

Other assets were $1.5 million at March 31, 2004 and December 31, 2003.

Deposits

As of March 31, 2004 total deposits were $246.5 million, an increase of $23.5 million or 10.5% from their level of $223.0 million at December 31, 2003. Certificates of deposit increased by $17.1 million to a total of $153.0 million (62.0% of total deposits) at March 31, 2004, up from $135.9 million (61.0% of total deposits) at December 31, 2003. Non-interest bearing demand deposits and money market accounts increased by $5.1 million and $2.4 million, respectively. Interest-bearing demand deposits and savings decreased by $700,000 and $400,000, respectively.

At March 31, 2004 noninterest-bearing demand deposits were $41.8 million or 17.0% of total deposits. On December 31, 2003 noninterest-bearing demand deposits were $36.7 million or 16.4% of total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) were $93.5 million or 38.0% of total deposits at March 31, 2004, compared with $87.1 million or 39.0% of total deposits at December 31, 2003. Total interest bearing deposits stood at $204.7 million at March 31, 2004, an increase of $18.4 million or 9.9% over their level of $186.3 million at December 31, 2003.

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

Short-Term Borrowings

The Company’s short-term borrowings decreased by $2.6 million from its level of $17.6 million at December 31, 2003 to a total of $15.0 million as of March 31, 2004. Short-term borrowings at March 31, 2004 consist of a Federal Home Loan Bank of Atlanta daily rate credit in the amount of $5.0 million and a Federal Home Loan Bank of Atlanta adjustable rate credit in the amount of $10.0 million. The decrease is due to the repayment of federal funds purchased in the amount of $2.6 million.

The proceeds of the $5.0 million Federal Home Loan Bank of Atlanta daily rate credit were received in September of 2003. The borrowing matures daily and is rolled over on a daily basis at the stated Federal Home Loan Bank of Atlanta daily rate. There is no stated maturity date. Interest is paid monthly on the daily rate credit.

The Federal Home Loan Bank of Atlanta adjustable rate credit in the amount of $10.0 million matures on December 16, 2004. The advance reprices quarterly on the date of each quarterly interest payment. The current rate is 1.16%. See the liquidity section for further information on the preceding borrowings.

The Company has in place a commercial sweep account program. The balance in the program increased by $600,000 from its level of $4.7 million at December 31, 2003 to a total of $5.3 million as of March 31, 2004. The program consists of establishing a demand deposit account in which the Bank invests available balances daily in securities on an overnight basis subject to repurchase. On the following business day, the Bank will repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month. The contractual agreement states that a repurchase agreement is not a deposit and therefore is not insured by the Federal Deposit Insurance Corporation.

Long-Term Borrowings

Federal Home Loan Bank advances are relatively cost-effective funding sources and provide the Company with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Long-term convertible Federal Home Loan Bank advances totaled $37.0 million at March 31, 2004 and December 31, 2003. See Footnote 9 of the Company’s Consolidated Financial Statements for more information on the long-term advances.

Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures

Valley Financial (VA) Statutory Trust I, a statutory business trust (the “Trust”), was created by the Company on June 26, 2003, at which time the Trust issued $4.0 million in aggregate liquidation amount of $1 par value preferred capital trust securities which mature June 26, 2033. Distributions are payable on the securities at a floating rate equal to the 3-month London Interbank Offered Rate (“LIBOR”) plus 3.10%, capped at 11.75%, and the securities may be prepaid at par by the Trust at any time after June 26, 2008. The principal assets of the Trust are $4.1 million of the Company’s junior subordinated debentures which mature on June 26, 2033, and bear interest at a floating rate equal to the 3-month LIBOR plus 3.10%, capped at 11.75%, and which are callable by the Company after June 26, 2008. All $124,000 in aggregation liquidation amount of the Trust’s common securities are held by the Company.

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

Capital Adequacy

The Company’s financial position at March 31, 2004 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. Capital ratios are in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

At the 2004 Annual Meeting of Shareholders held on April 28, 2004, it was announced that the Board of Directors had taken two significant actions affecting the Company’s common stock. First, a 2-for-1 stock split was declared, payable May 31, 2004 to shareholders of record May 14, 2004. Secondly, the first semi-annual cash dividend in the Company’s history was declared, in the amount of $.06 per share on each of the post-split shares payable July 1, 2004 to shareholders of record June 1, 2004.

Total shareholders’ equity increased by $800,000 during the first three months of 2004. The increase is attributable to net income for the first three months of $630,000, an increase of $222,000 in accumulated other comprehensive income, resulting from unrealized gains on investment securities and $5,000 in proceeds from the exercise of stock options in February of 2004. Exclusive of unrealized gains (losses) on investment securities, shareholders’ equity was $22.0 million at March 31, 2004 and $21.4 million at December 31, 2003.

For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:

Capital Ratios

Ratio	3/31/04	12/31/03	3/31/03	Minimum
Tier 1	10.0%	10.3%	9.1%	4%
Total	11.0%	11.3%	10.1%	8%
Leverage	8.2%	8.4%	7.7%	4%

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

Cash and due from banks, money market investments, investments available for sale including restricted equity securities, and through management of investment maturities/prepayments and loan repayments, provide the Company’s asset liquidity. The Company’s ratio of liquid assets to deposits and short-term borrowings was 24.3% at March 31, 2004 and 20.9% at December 31, 2003. The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. The Company had federal funds sold of $12.5 million and $0 at March 31, 2004 and December 31, 2003, respectively. During the first three months of 2004, deposit growth in the amount of $23.5 million surpassed $9.0 million in loan growth, providing $14.5 million in excess funds. The $14.5 million excess deposit over loan growth, combined with an increase in securities sold under agreements to repurchase in the amount of $600,000, was used to fund total investment growth in the amount of $3.4 million and repay federal funds purchased in the amount of $2.6 million. The remaining $9.1 million excess, along with $2.3 million provided by a decrease in cash and due from banks and interest bearing balances, was the primary contributor to the $12.5 million increase in federal funds sold.

The level of deposits may fluctuate, perhaps significantly so, due to seasonal cycles of depositing customers and the promotional activities of competitor financial institutions. Similarly, the level of demand for loans may vary significantly and, at any given time, may increase or decrease substantially. However, unlike the level of deposits, management has more direct control over lending activities and if necessary can adjust the level of those activities according to the amounts of available funds.

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

Impact of Inflation

The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, nearly all the assets and liabilities of the Company and the Bank are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of changes in the general rate of inflation and changes in prices. In addition, interest rates do not necessarily move in the same direction, or in the same magnitude, as do the prices of goods and services. Management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against the effects of wide interest rate fluctuations, including those resulting from inflation.

Recent and Future Accounting Considerations

In December 2003 the Financial Accounting Standards Board (FASB) revised Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106”, which revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, 88, and 106. This Amendment requires additional disclosures to those in the original Statement No, 132 about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Additional information should include the types of plan assets, investment strategy, and measurement(s) dates. The required information should be provided separately for pension plans and for other postretirement benefit plans. The provisions of this Statement are effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003.

In May 2003 the Financial Accounting Standards Board (FASB) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement dictates certain instruments be classified as liabilities such as: 1) a financial instrument issued in the form of shares that is mandatorily redeemable – that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur; 2) a financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets; and 3) a financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. It also does not affect the classification or measurement of convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted.

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

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The Company filed the following exhibits for the quarter ended March 31, 2004:

Exhibits:

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on form S-1, as amended).

3.3	Bylaws as amended July 19, 2003 (incorporated herein by reference to Exhibit 3.3 of Form 10-KSB filed March 30, 2004, File No. 000-28342).

*10.2	Employment Agreement dated April 8, 1994, by and between the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit No. 10.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

*10.3	Severance Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

*10.4	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.5	Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.5 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.10	First amendment dated August 5, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.10 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.12	Second amendment dated December 14, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.12 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.13	Lease agreement for office space dated September 20, 1996, by and between Valley Bank, N.A. and Betty J. Burrows (incorporated herein by reference to Exhibit No. 10.13 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

*10.6	Severance agreement dated February 9, 1998, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.6 of Form 10-KSB filed March 30, 2000, File No. 33-77568).

*10.7	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

*10.14	Valley Bank Supplemental Retirement Plan effective January 1, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

*10.15	Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.15 of Form 10-QSB filed November 14, 2002, File No. 33-77568).

*10.16	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.16 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

*10.17	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.17 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

*10.18	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and J. Randy Woodson (incorporated herein by reference to Exhibit 10.18 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

*10.19	Insurance Loan Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.19 of Form 10-KSB filed March 30, 2004, File No. 000-28342).

*10.20	Insurance Transfer Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and Ellis L. Gutshall (incorporated herein by Reference to Exhibit 10.20 of Form 10-KSB filed March 30, 2004, File No. 000-28342).

11	Statement re Computation of Earnings per Share (filed herewith as Note 5).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-QSB pursuant to Item 13(a).

(b)	Reports on Form 8-K filed during the last quarter of the period covered by this report:

The Company filed one report on Form 8-K during the quarter ended March 31, 2004. The report, dated January 23, 2004, reported the Company’s consolidated financial results for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

May 17, 2004 Date	/s/ Ellis L. Gutshall
Ellis L. Gutshall, President and Chief Executive Officer

May 17, 2004 Date	/s/ A. Wayne Lewis
A. Wayne Lewis, Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.3	Bylaws as amended July 19, 2003 (incorporated herein by reference to Exhibit 3.3 of Form 10-KSB filed March 30, 2004, File No. 000-28342).

10.2	Employment Agreement dated April 8, 1994, by and between the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit No. 10.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.3	Severance Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.4	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.5	Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.5 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.10	First amendment dated August 5, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.10 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.12	Second amendment dated December 14, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.12 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.13	Lease agreement for office space dated September 20, 1996, by and between Valley Bank, N.A. and Betty J. Burrows (incorporated herein by reference to Exhibit No. 10.13 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.6	Severance agreement dated February 9, 1998, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.6 of Form 10-KSB filed March 30, 2000, File No. 33-77568).

10.7	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

10.14	Valley Bank Supplemental Retirement Plan effective January 1, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

10.15	Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.15 of Form 10-QSB filed November 14, 2002, File No. 33-77568).

10.16	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.16 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

10.17	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.17 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

10.18	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and J. Randy Woodson (incorporated herein by reference to Exhibit 10.18 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

10.19	Insurance Loan Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.19 of Form 10-KSB filed March 30, 2004, File No. 000-28342).

10.20	Insurance Transfer Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.20 of Form 10-KSB filed March 30, 2004, File No. 000-28342).

11	Statement re Computation of Earnings per Share (filed herewith as Note 5).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	32

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	33

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	34

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	35