Form 10QSB
period 2004-06-30
VALLEY FINANCIAL CORP /VA/
filed 2004-08-13
CIK 921590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

Commission File Number: 000-28342

VALLEY FINANCIAL CORPORATION

VIRGINIA	54-1702380
(State of Incorporation)	(I.R.S. Employer Identification Number)

36 Church Avenue, S.W.

Roanoke, Virginia 24011

(Address of principal executive offices)

(540) 342-2265

(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At August 12, 2004 there were 3,798,830 shares of the issuer’s common stock, no par value, outstanding.

Transitional small business disclosure format:    Yes  ☐    No  ☒.

VALLEY FINANCIAL CORPORATION

FORM 10-QSB

June 30, 2004

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	(Unaudited) June 30 2004	December 31 2003
Assets
Cash and due from banks	$8,488	$7,511
Interest-bearing deposits in other banks	78	713
Securities held to maturity (approximate market values of $22,481 at June 30, 2004 and $22,828 at December 31, 2003)	23,136	22,986
Securities available for sale	48,233	40,066
Restricted equity securities	3,143	3,143
Loans:
Commercial and industrial loans	61,455	53,141
Commercial real estate loans	102,253	92,563
Real estate construction	20,552	17,622
Residential real estate loans	35,570	29,959
Loans to individuals	31,658	29,318

Total loans	251,488	222,603
Less unearned income	(3)	(5)
Less allowance for loan losses	(2,798)	(2,566)

Net loans	248,687	220,032
Premises and equipment	6,166	6,067
Bank owned life insurance	5,984	5,835
Accrued interest receivable	1,304	1,204
Other assets	1,757	1,452

Total assets	$346,976	$309,009

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand deposits	$43,469	$36,668
Interest bearing demand deposits	16,181	16,602
Money market deposits	34,124	29,217
Other savings deposits	4,444	4,593
Certificates of deposits >$100,000	39,152	39,464
Other time deposits	115,642	96,478

Total deposits	253,012	223,022

Short-term borrowings	15,000	15,000
Federal funds purchased	8,203	2,556
Securities sold under agreements to repurchase	5,951	4,727
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	4,000	4,000
Long-term borrowings	37,000	37,000
Accrued interest payable	834	736
Other liabilities	271	406

Total liabilities	324,271	287,447

Commitments and other contingencies

Preferred stock, no par value. Authorized 10,000,000 shares; none issued and outstanding.
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 3,798,030 at June 30, 2004 and 3,665,502 at December 31, 2003.	13,138	12,396
Accumulated retained earnings	10,046	8,969
Accumulated other comprehensive income (loss)	(479)	197

Total shareholders’ equity	22,705	21,562

Total liabilities and shareholders’ equity	$346,976	$309,009

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Period January 1, 2004 Through June 30, 2004	For the Period January 1, 2003 Through June 30, 2003
Interest Income:
Interest and fees on loans	$6,845	$6,374
Interest on money market investments	26	40
Interest on securities – taxable	1,077	650
Interest on securities – nontaxable	325	305

Total interest income	8,273	7,369

Interest Expense:
Interest on certificates of deposit > $100,000	501	475
Interest on other deposits	1,671	1,450
Interest on long-term borrowings	786	743
Interest on repurchase agreements	21	28
Interest on federal funds purchased	12	9
Interest on guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	86	2
Interest on short-term borrowings	92	67

Total interest expense	3,169	2,774

Net interest income	5,104	4,595

Provision for loan losses	247	356

Net interest income after provision for loan losses	4,857	4,239

Noninterest income:
Service charges on deposit accounts	370	332
Income earned on bank owned life insurance	149	132
Other income on real estate loans	55	110
Other fee income	69	63
Realized gains on sales of securities available for sale	17	7

Total noninterest income	660	644

Noninterest expense:
Compensation expense	2,016	1,767
Occupancy expense	228	186
Data processing and equipment expense	457	354
Franchise tax expense	78	—
Purchased tax credit expense	25	214
Deposit expenses	95	76
Loan expenses	211	156
Other expense	644	501

Total noninterest expense	3,754	3,254

Net income before taxes	1,763	1,629

Provision for income taxes	459	315

Net income	$1,304	$1,314

Basic earnings per share	$0.35	$0.36

Diluted earnings per share	$0.33	$0.34

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Period April 1, 2004 Through June 30, 2004	For the Period April 1, 2003 Through June 30, 2003
Interest Income:
Interest and fees on loans	$3,525	$3,207
Interest on money market investments	16	30
Interest on securities – taxable	551	342
Interest on securities – nontaxable	157	156

Total interest income	4,249	3,735

Interest Expense:
Interest on certificates of deposit > $100,000	250	243
Interest on other deposits	865	760
Interest on long-term borrowings	393	393
Interest on repurchase agreements	11	14
Interest on federal funds purchased	5	—
Interest on guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	43	2
Interest on short-term borrowings	46	32

Total interest expense	1,613	1,444

Net interest income	2,636	2,291

Provision for loan losses	149	98

Net interest income after provision for loan losses	2,487	2,193

Noninterest income:
Service charges on deposit accounts	187	178
Income earned on bank owned life insurance	77	69
Other income on real estate loans	31	57
Other fee income	32	37
Realized gains on sales of securities available for sale	13	—

Total noninterest income	340	341

Noninterest expense:
Compensation expense	1,028	887
Occupancy expense	112	91
Data processing and equipment expense	232	183
Franchise tax expense	47	—
Purchased tax credit expense	—	35
Deposit expenses	49	41
Loan expenses	99	75
Other expense	349	263

Total noninterest expense	1,916	1,575

Net income before taxes	911	959

Provision for income taxes	237	227

Net income	$674	$732

Basic earnings per share	$0.18	$0.20

Diluted earnings per share	$0.17	$0.19

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except per share data)

	For the Period January 1, 2004 Through June 30, 2004	For the Period January 1, 2003 Through June 30, 2003
Cash Flows From Operating Activities:
Net income	$1,304	$1,314
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	247	356
Depreciation and amortization	309	227
Tax benefit from exercise of stock options	287	—
Net gains on sale of securities	(17)	(7)
Net losses on sales of foreclosed properties	8	6
Net losses on disposals of fixed assets	—	5
Amortization (accretion) of premiums/discounts	146	71
Decrease in unearned fees	(2)	(3)
Increase in accrued interest receivable	(100)	(29)
Increase in other assets	(11)	(456)
Increase in value of life insurance contracts	(149)	(130)
Increase (decrease) in accrued interest payable	98	(290)
Decrease in other liabilities	(135)	(371)

Net cash provided by operating activities	1,985	693

Cash Flows From Investing Activities:
Increase (decrease) in money market investments	635	(1,027)
Purchases of premises and equipment	(359)	(455)
Purchases of securities available for sale	(18,868)	(15,816)
Purchases of securities held to maturity	(2,368)	(10,141)
Purchases of restricted equity securities	—	(350)
Principal repays/sales/calls of securities available for sale	9,631	4,926
Principal repays/calls of securities held to maturity	2,136	6,696
Proceeds from sale of fixed assets	3	—
Investment in life insurance contracts	—	(1,200)
Proceeds from sale of foreclosed properties	276	286
Capitalized foreclosed property expense	—	(29)
Increase in loans	(29,183)	(17,266)

Net cash used in investing activities	(38,097)	(34,376)

Cash Flows From Financing Activities:
Increase (decrease) in time deposits greater than $100,000	(312)	3,247
Increase in other time deposits	19,164	11,482
Increase in other deposits	11,138	10,754
Increase in short-term borrowings	5,647	—
Increase in securities sold under agreements to repurchase	1,224	455
Proceeds from Federal Home Loan Bank advances	—	7,000
Proceeds from issuance of guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	—	4,000
Proceeds from issuance of common stock	455	29
Cash dividends declared	(227)	—

Net cash provided by financing activities	37,089	36,967

Net Increase in Cash and Due From Banks	977	3,284
Cash and Due From Banks at Beginning of Period	7,511	8,163

Cash and Due From Banks at End of Period	$8,488	$11,447

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands, except per share data)

	For the Period January 1, 2004 Through June 30, 2004	For the Period January 1, 2003 Through June 30, 2003
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,071	$3,064

Cash paid during the period for taxes	$523	$479

Noncash financing and investing activities:
Transfer of loans to foreclosed property	$283	$264

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2004

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

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. To comply with Federal Reserve regulations, the Bank is required to maintain certain average reserve balances. The daily cash reserve requirement for the week including June 30, 2004 was $781. As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of June 30, 2004 was $250.

(3)	Securities

The carrying values, unrealized gains, unrealized losses and approximate fair values of available for sale and held to maturity investment securities at June 30, 2004 are shown in the tables below. As of June 30, 2004 investments (including both available for sale and held to maturity) and restricted equity securities with amortized costs and fair values of $36,625 and $35,899, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

The following table sets forth the composition of securities available for sale at June 30, 2004. Securities available for sale are carried at approximate market value.

Available for Sale Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U.S. Government agencies	$10,436	31	(125)	$10,342

Mortgage-backed securities	7,694	7	(200)	7,501

Collateralized mortgage obligations	20,691	39	(555)	20,175

States and political subdivisions	9,937	174	(94)	10,017

Corporate debt securities	200	1	(3)	198

Total securities available for sale	$48,958	$252	$(977)	$48,233

The following table sets forth the composition of securities held to maturity at June 30, 2004. Securities held to maturity are carried at amortized cost.

Held to Maturity Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U.S. Treasury	$199	$—	$(1)	$198

U.S. Government agencies	9,926	—	(307)	9,619

Mortgage-backed securities	4,777	—	(63)	4,714

Collateralized mortgage obligations	972	—	(46)	926

States and political subdivisions	7,262	—	(238)	7,024

Total securities held to maturity	$23,136	$—	$(655)	$22,481

(4)	Allowance for Loan Losses

The following table summarizes the loan loss experience for the six-month periods ended June 30, 2004 and 2003.

Allowance for Loan Losses

(dollars in thousands)

	2004	2003
Balance at January 1	$2,566	$2,014

Provision for loan losses	247	356

Recoveries – Loans to individuals	—	1

Charged off loans

Commercial	—	—

Credit Cards	(1)	—

Loans to individuals	(14)	(11)

Balance at June 30	$2,798	$2,360

(5)	Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following table summarizes the shares utilized (adjusted for the two-for-one stock split declared on April 28, 2004 to shareholders of record May 14, 2004 and paid on May 31, 2004) in the computations:

Weighted Average Shares Outstanding

	Basic	Diluted
Six months ending June 30:

2004	3,690,755	3,967,175

2003	3,660,460	3,871,698

	Basic	Diluted
Three months ending June 30:

2004	3,715,364	3,981,700

2003	3,662,952	3,892,662

The Company paid its first cash dividend of $.06 per share on July 1, 2004 to shareholders of record June 1, 2004.

(6)	Comprehensive Income

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

The adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company has net unrealized gains (losses) on available-for-sale securities, an item of other comprehensive income (loss). For the six months ended June 30, 2004 and 2003, total comprehensive income was $629 and $1,547, respectively. For the three months ended June 30, 2004 and 2003, total comprehensive income (loss) was $(224) and $999, respectively.

The information that follows discloses the reclassification adjustments and the income taxes related to securities available for sale that are included in other comprehensive income, net of income taxes for the six and three month periods ended June 30, 2004 and 2003.

	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003
Net unrealized gains(losses) on securities available for sale:
Net unrealized holding gains during the year	$(1,006)	$360
Less reclassification adjustments for gains included in net income	(11)	(5)
Income tax(expense) benefit	342	(122)

Other comprehensive income(loss), net of income taxes	$(675)	$233

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003
Net unrealized gains(losses) on securities available for sale:
Net unrealized holding gains during the quarter	$(1,347)	$405
Less reclassification adjustments for gains included in net income	(9)	—
Income tax (expense) benefit	458	(138)

Other comprehensive income, net of income taxes	$(898)	$267

(7)	Financial Instruments With Off-Balance Sheet Risk

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk, which involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At June 30, 2004 outstanding commitments to extend credit were $80,058 as compared to $65,517 at December 31, 2003.

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

The Bank has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. As of June 30, 2004 aggregate loans to directors, executive officers, and principal shareholders totaled $9,933.

(9)	Long-Term Federal Home Loan Bank Advances

The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $37.0 million as of June 30, 2004. There are four convertible advances in the amount of $5.0 million each and one convertible advance in the amount of $7.0 million and one $10.0 million convertible advance currently drawn. The Federal Home Loan Bank of Atlanta has the option to convert the $37.0 million in convertible advances on the conversion dates below and any interest payment date thereafter with at least two business days notice. If called, the four $5.0 million convertible advances and the one $7.0 million convertible advance will be converted into a 3-month LIBOR-based adjustable rate credit (ARC) at 3-month LIBOR flat. The $10.0 million convertible advance may be converted into a 3-month LIBOR-based floating rate advance (ARC) at 3-month LIBOR flat only if 3-month LIBOR is greater than or equal to 7.0%. The following table provides more information on the outstanding advances as of June 30, 2004.

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

(10)	Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures

Valley Financial (VA) Statutory Trust I, a statutory business trust (the “Trust”), was created by the Company on June 26, 2003, at which time the Trust issued $4,000 in aggregate liquidation amount of $1 par value preferred capital trust securities which mature June 26, 2033. Distributions are payable on the securities at a floating rate equal to the 3-month LIBOR plus 3.10%, capped at 11.75%, and the securities may be prepaid at par by the Trust at any time after June 26, 2008. The principal assets of the Trust are $4,124 of the Company’s junior subordinated debentures which mature on June 26, 2033, bear interest at a floating rate equal to the 3-month LIBOR plus 3.10%, capped at 11.75%, and which are callable by the Company after June 26, 2008. All $124 in aggregation liquidation amount of the Trust’s common securities is held by the Company.

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

Stock Option Plans

The Company has an Incentive Stock Plan (the Plan) pursuant to which the Human Resources Committee of the Company’s Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 311,850 shares (adjusted for stock splits) of the Company’s authorized, but unissued common stock. Accordingly, 311,850 shares of authorized, but unissued common stock are reserved for use in the Plan. There are options for 236,145 shares granted to officers and key employees currently outstanding as of June 30, 2004. All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of the grant. Stock options generally have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of the grant. In addition, certain options for 182,196 shares (adjusted for stock splits) based on meeting certain performance criteria were granted to executive officers in 1997-1999. Options for 82,098 shares granted to executive officers remain unexercised as of June 30, 2004. Information related to pro forma net income and per share (adjusted for stock splits) amounts for the periods presented is as follows:

	Six Months Ended June 30,
	2004	2003
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income, based on SFAS No. 123	$1,274	$1,274

Pro forma basic net income per share, based on SFAS No. 123	$.35	$.35

Pro forma diluted net income per share, based on SFAS No. 123	$.32	$.33

	Quarter Ended June 30,
	2004	2003

Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income, based on SFAS No. 123	$659	$712

Pro forma basic net income per share, based on SFAS No. 123	$.18	$.19

Pro forma diluted net income per share, based on SFAS No. 123	$.17	$.18

Item 2. Management’s Discussion and Analysis.

The following is management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the six months and the quarters ended June 30, 2004 and 2003. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto.

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

Overview

The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995. There are currently seven full-service offices operating in various locations throughout the Cities of Roanoke and Salem and the County of Roanoke.

Total assets at June 30, 2004 were $347.0 million, up 12.3% from $309.0 million at December 31, 2003. The principal components of the Company’s assets at the end of the period were $51.4 million in securities available-for-sale, including restricted equity securities, $23.1 million in securities held to maturity, and $251.5 million in gross loans.

Total liabilities at June 30, 2004 were $324.3 million, up 12.8% from $287.4 million at December 31, 2003 with the increase represented by $30.0 million growth in deposits, $1.2 million growth in securities sold under agreements to repurchase and a $5.6 million increase in overnight borrowings.

Total shareholders’ equity at June 30, 2004 was $22.7 million consisting of $9.1 million in net proceeds from the Company’s initial public offering, $3.2 million in net proceeds from the Company’s secondary offering, $565,000 in proceeds from the exercise of stock options and $287,000 deferred tax benefit from the exercise of stock options, all increased by accumulated retained earnings of $10.0 million and reduced by $479,000 of unrealized depreciation on securities available-for-sale, net of related deferred tax liability. Total shareholders’ equity was $22.7 million at June 30, 2004 compared with $21.6 million at December 31, 2003, an increase of $1.1 million or 5.3%. Exclusive of unrealized gains (losses) on investment securities, shareholders’ equity was $23.2 million at June 30, 2004 and $21.4 million at December 31, 2003.

The Company had net income of $1,304 for the six months ended June 30, 2004, a decrease of $10 or 0.8% from the six months ended June 30, 2003. Net income for the three months ended June 30, 2004 was $674, a 7.9% decrease from the $732 recorded for the second quarter of 2003. The biggest factors contributing to the decline in net income for both periods were shrinkage in the net interest margin as yields on earning assets declined faster than costs could be reduced, and increases in noninterest expense in virtually all categories.

Profitability as measured by the Company’s return on average assets (“ROA”) was 0.80% for the six months ended June 30, 2004 compared to 1.00% for the same period in 2003. ROA for the second quarter of 2004 was 0.81% versus 1.07% for the second quarter of 2003. Return on average equity (“ROE”) was 11.86% for the six months ended June 30, 2004 compared to 13.62% for the same period in 2003. ROE for the second quarter of 2004 was 12.03% as compared to 14.84% for the second quarter of 2003. The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities.

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

Net interest income was $5.1 million for the six months ended June 30, 2004 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income for the first six months of 2004 increased 11.1% from $4.6 million for the same period in 2003. The net interest margin on a fully taxable equivalent (“FTE”) basis was 3.43% for the first six months of 2004, a decrease of 47 basis points from the 3.90% reported for the same period in 2003. Yields on earning assets decreased faster than funding costs could be reduced. The Bank’s cost of funds ratio was 2.10% for the six months ended June 30, 2004, down 21 basis points from the 2.31% reported for the first six months of 2003. The Bank’s yield on earning assets was 5.49% for the six months ended June 30, 2004, down 68 basis points from the 6.17% reported for the six months ended June 30, 2003. For the three months ended June 30, 2004 net interest income was $2.6 million, an increase of 15.1% from the $2.3 million reported for the three months ended June 30, 2003. The FTE net interest margin was 3.44% and 3.70% for the three month periods ended June 30, 2004 and 2003, respectively. Management is working to maintain the net interest margin by reducing the cost of funds ratio, a task made more difficult by the fact that deposit rates have almost reached a practical floor and the Bank’s relative reliance on higher-cost certificates of deposit to fund rapid growth in earning assets.

Noninterest Income

Noninterest income for the six months ended June 30, 2004 was $660, an increase of $16 or 2.5% over the $644 reported for the same period one year earlier. The largest components of the increase are service charges on deposit accounts in the amount of $38 and a $17 increase in income on bank-owned life insurance, offset by a $55 decline in other income on real estate loans. Securities gains and losses totaled $17 during the first six months of 2004 as compared to $7 for the first six months of 2003. For the three months ended June 30, 2004 noninterest income was $340, a decrease of $1 or 0.3% from the $341 reported for the second quarter of 2003. The reasons for the decline in noninterest income for the second quarter are the same as for the modest increase for the first half of 2004. Securities gains of $13 and $0 are included in the total noninterest income totals for the quarters ended June 30, 2004 and 2003, respectively. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

Noninterest Expense

Noninterest expense for the first six months of 2004 was $3.8 million, an increase of $500 or 15.4% over the $3.3 million reported for the same period in 2003. Compensation expense was the largest contributor to the increase in the amount of $249. The second largest contributor to the increase was data processing and equipment expense in the amount of $103. For all of 2003 and a portion of 2004 the Bank owned and wrote off certain purchased tax credits. As a result, franchise tax expense increased by $78 in the first half of 2004, which was more than offset by a reduction in purchased tax credit expense. Certain operating expenses associated with the opening of the Bank’s seventh full-service branch in December 2003 are included in the six months ended June 30, 2004. Substantially all major categories of noninterest expense increased in the first six months due to growth and expansion. Noninterest expense for the quarter ended June 30, 2004 was $1.9 million, an increase of $341 or 21.7% over the $1.6 million reported for the second quarter of 2003. Substantially all major categories of noninterest expense increased in the second quarter due to growth and expansion. Noninterest expenses are expected to increase in future years as a direct result of business growth and expansion.

Income Taxes

To reflect the Company’s anticipated federal income tax liability, an expense of $459 and $315 at an effective tax rate of 26.0% and 19.3% was recognized for the six months ended June 30, 2004 and June 30, 2003, respectively. The provision for income taxes for the second quarter of 2004 and 2003 was $237 and $227 at an effective tax rate of 26.0% and 23.7%, respectively. During the first quarter of 2003, the Bank purchased federal and state tax credits in the amounts of $174 and $217, respectively. The federal and state tax credits were purchased at a total cost of $156 and $151, respectively. The credits were expensed in the amount of $214 during the first six months of 2003, comprised of $156 federal and $58 state, as purchased tax credit expense (a noninterest expense). The federal tax credits partially offset federal income tax expense in 2003, while the state tax credits partially offset Virginia bank franchise tax expense in 2003 and will do so again in 2004 and for several years beyond. Other factors contributing to the difference between the effective tax rate and the statutory rate of 34% include tax-exempt interest income on municipal securities, net of disallowance, and tax-exempt income earned on bank-owned life insurance.

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

Investment securities (available for sale and held to maturity), including restricted equity securities, at June 30, 2004 were $74.5 million, an increase of $8.3 million or 12.6% from their level of $66.2 million on December 31, 2003. The increase is primarily due to purchases in the amount of $21.1 million, offset by principal repayments, sale proceeds, and called proceeds in the amounts of $5.3 million, $5.5 million and $1.0 million, respectively. An increase in unrealized losses on securities in the available for sale portfolio, which is carried at approximate fair market value, offset a portion of the increase. See Note 3 to the Consolidated Financial Statements.

Loan Portfolio

The Company’s total loans were $251.5 million at June 30, 2004, an increase of $28.9 million or 13.0% from the $222.6 million reported at December 31, 2003. The Company’s ratio of total loans to total funding sources (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances and guaranteed preferred beneficial interests in the Company’s junior subordinated debentures) stood at 77.8% at June 30, 2004 and 77.8% at December 31, 2003. Management seeks to maintain the ratio of loans to funding sources at less than 85%.

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

The following table summarizes the loan portfolio by category as of the six-month periods ended June 30, 2004 and 2003 and the year ended December 31, 2003.

Loan Portfolio Summary

(dollars in thousands)

	June 30, 2004	December 31, 2003	June 30, 2003
Commercial and industrial	$61,455	$53,141	$45,006
Commercial real estate	102,253	92,563	81,379
Real estate construction	20,552	17,622	20,241
Residential real estate	35,570	29,959	27,960
Loans to individuals	31,658	29,318	28,067

Total loans	$251,488	$222,603	$202,653

Loan Category Analysis

Commercial Loans. Commercial and industrial loans accounted for 24.4% of the loan portfolio as of June 30, 2004 and stood at $61.5 million versus $53.1 million six months earlier. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The creditworthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

Commercial Real Estate Loans. Commercial real estate construction and commercial real estate mortgages represent interim and permanent financing of commercial properties that are secured by real estate, and were 40.7% of total loans at June 30, 2004. Outstanding loans in this category equaled $102.3 million and $92.6 million at June 30, 2004 and December 31, 2003, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties. These borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

Real Estate Construction Loans. Real estate construction loans represent interim financing on residential and commercial properties under construction, and are secured by real estate. Once construction is completed and the loan becomes permanent, the loans are reclassified as commercial real estate loans, which are secured by commercial property or residential real estate loans, which are secured by first deeds of trust. Outstanding loans in this category totaled $20.6 million (8.2% of total loans) at June 30, 2004 as compared to $17.6 million at December 31, 2003.

Residential Real Estate Loans. Residential real estate loans are secured by deeds of trust on 1-4 family residential properties. This category had $35.6 million in loans (14.1% of total loans) at June 30, 2004 and $30.0 million in such loans at December 31, 2003. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

Loans to Individuals. Loans to individuals include installment loans and home equity lines of credit/loans secured by junior liens on residential real estate. The loan proceeds typically are used to purchase vehicles, finance home remodeling or higher education, or for other consumer purposes. Loans to individuals totaled $31.7 million (12.6% of total loans) at June 30, 2004 compared to $29.3 million at December 31, 2003.

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

A provision for loan losses of $247 was provided during the six months ended June 30, 2004, a decrease of $109 or 30.6% over the same period in 2003, in recognition of management’s estimate of inherent risks associated with lending activities. The allowance for loan losses was $2.8 million as of June 30, 2004 and represented approximately 1.13% of net loans outstanding versus 1.17% of net loans at December 31, 2003 (see Note 4 to the Consolidated Financial Statements). A total of $120 in specific reserves is included in the balance of the allowance for loan losses as of June 30, 2004. A total of $137 in specific reserves is included in the balance of the allowance for loan losses as of June 30, 2003. For the three months ended June 30, 2004 a provision for loan losses of $149 was made versus $98 during the same period in 2003, a 52.0% increase of $51. The increase in the quarterly provision expense is due to rapid growth in outstanding loan balances.

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

Each quarter the board of directors reviews all loans on the Bank’s watch list to determine proper action and reporting of any loans identified as substandard by the credit quality review.

The total recorded investment in impaired loans was $438, $1,390 and $218, respectively for the six month period ended June 30, 2004, the year ended December 31, 2003 and the six-month period ended June 30, 2003. The loan loss allowance related to impaired loans was $120, $30 and $137, respectively for the above-referenced time periods. To cover potential declines in the value of foreclosed property, $0 was included in the loan loss allowance at June 30, 2004, $0 at December 31, 2003 and $40 at June 30, 2003. Management believes that the above allocated reserves are adequate for the impaired loans in the Company’s portfolio based upon a detailed review of the quality and pledged collateral of each individual loan considered impaired at each of the above-referenced periods.

Nonperforming assets at June 30, 2004, December 31, 2003 and June 30, 2003 are presented in the following table.

Nonperforming Assets

(dollars in thousands)

	June 30, 2004	December 31, 2003	June 30, 2003
Nonaccrual loans	$396	$1,191	$217
Loans past due 90 days or more	42	—	1
Restructured loans	—	151	—

Total nonperforming loans	438	1,342	218

Foreclosed, repossessed and idled properties	—	—	197

Total nonperforming assets	$438	$1,342	$415

If nonaccrual loans had performed in accordance with their original terms, additional interest income in the amount of $22, $18 and $7, respectively would have been recorded for the six-month period ended June 30, 2004, the year ended December 31, 2003 and the six-month period ended June 30, 2003.

Other Assets

The Company has purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s SERP plan. Bank owned life insurance was $6.0 million at June 30, 2004, an increase of $149 over the $5.8 million reported as of December 31, 2003.

Other assets were $1.8 million at June 30, 2004, an increase of $305,000 over the $1.5 million reported as of December 31, 2003.

Deposits

As of June 30, 2004 total deposits were $253.0 million, an increase of $30.0 million or 13.4% from their level of $223.0 million at December 31, 2003. Certificates of deposit increased by $18.9 million to a total of $154.8 million (61.2% of total deposits) at June 30, 2004, up from $135.9 million (60.9% of total deposits) at December 31, 2003. Compared with year-end 2003, non-interest bearing demand deposits and money market accounts increased by $6.8 million and $4.9 million, respectively, while interest bearing demand deposits declined $421 and savings deposits declined $149. The Company would prefer to have transaction accounts comprise a larger percentage of total deposits but in order to fund double-digit loan growth, often has to rely on higher-cost certificates of deposit. Within the certificate of deposit category, the Company has subscribed this year to an Internet-based rate posting service that allows it to market CDs nationally to institutional depositors, primarily banks, thrift institutions and credit unions. National market CDs at June 30, 2004 were $13.6 million, representing 8.8% of total CDs and 5.2% of total deposits.

At June 30, 2004 noninterest-bearing demand deposits were $43.5 million or 17.2% of total deposits. On December 31, 2003 noninterest-bearing demand deposits were $36.7 million or 16.4% of total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) were $98.2 million or 38.8% of total deposits at June 30, 2004 compared with $87.1 million or 39.1% of total deposits at December 31, 2003. Total interest bearing deposits stood at $209.5 million at June 30, 2004, an increase of $23.2 million or 12.4% over their level of $186.4 million at December 31, 2003.

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

Short-Term Borrowings

The Company has in place a commercial sweep account program as a cash management service for commercial customers. The balance in the program grew by $1.2 million from its level of $4.7 million at December 31, 2003 to a total of $6.0 million as of June 30, 2004. The program consists of establishing a demand deposit account in which the Bank invests available balances daily in securities on an overnight basis subject to repurchase. On the following business day, the Bank will repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month. The contractual agreement states that a repurchase agreement is not a deposit and therefore is not insured by the Federal Deposit Insurance Corporation. Therefore, these repurchase balances are not reported as deposits but as short-term borrowings.

In addition to the commercial sweep accounts, the Company at June 30, 2004 and December 31, 2003 had $10 million in a term FHLB advance with a maturity under one year. The Company also had at June 30, 2004 $13.2 million in overnight borrowings, up $5.6 million or 74.7% from their level of $7.6 million at December 31, 2003. The increase in overnight borrowings at June 30, 2004 was primarily attributable to exceptionally strong loan growth in the month of June, and was subsequently offset by deposit growth. See the Liquidity section for further information on the preceding borrowings.

Other Debt

Federal Home Loan Bank advances are relatively cost-effective funding sources and provide the Company with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Long-term Federal Home Loan Bank advances totaled $37.0 million at June 30, the same amount outstanding as of December 31, 2003.

Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures are hybrid securities, which are considered equity for regulatory purposes and debt for financial statement and tax purposes. Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures offer the benefit of an attractive floating or fixed rate interest payment which is tax deductible, making the after-tax cost to the issuer less than traditional forms of capital. The $4.0 million debt was effective June 26, 2003 with a stated term of 30 years. Quarterly interest payments began September 26, 2003. The debt carries an interest rate of 3-Month LIBOR plus 3.10%, currently 4.68625%, which resets quarterly on each interest payment date.

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

At least quarterly, the Company measures the ALM position using earnings simulation modeling to estimate what assets and liabilities would reprice, and to what extent, within a one-year period in response to an immediate 200 basis point change in the Prime Rate. The Company’s objective is to keep the change in net interest income over twelve months at or below 10%, and the change in net income at or below 20%, under an immediate 200 basis point interest rate shock scenario. Longer-term exposure to changes in interest rates is measured by estimating the Economic Value of Equity (“EVE”), the net present value of the balance sheet’s cash flow or the residual value of future cash flows, under various rate scenarios. The Company’s objective is to keep the change in EVE under a 300 basis point rate shock below 25%. The ALM model also incorporates management’s forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings and EVE sensitivity analyses incorporate Management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings and EVE impact likely will differ from that projected.

Capital Adequacy

The Company’s financial position at June 30, 2004 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. Capital ratios are in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

Total shareholders’ equity increased by $1.1 million during the first six months of 2004. The increase is attributable to net income for the first six months of $1,304 and $743 in proceeds from the exercise of stock options, partially offset by $227 in cash dividends declared and a $676 decrease in accumulated other comprehensive income. Exclusive of unrealized gains (losses) on investment securities, shareholders’ equity was $23.2 million at June 30, 2004 and $21.4 million at December 31, 2003.

For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:

Capital Ratios

Ratio	6/30/04	12/31/03	6/30/03
Tier 1	9.7%	10.3%	10.7%

Total	10.7%	11.3%	11.8%

Leverage	8.1%	8.4%	8.7%

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

Cash and due from banks, money market investments, investments available for sale (including restricted equity securities) and investment maturities/prepayments and loan repayments, provide the Company’s asset liquidity. The Company’s ratio of liquid assets to deposits and short-term borrowings was 21.2% at June 30, 2004 and 20.9% at December 31, 2003. From time to time the Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. The Company had no federal funds sold at either June 30, 2004 or December 31, 2003. During the first six months of 2004, deposit growth in the amount of $30.0 million surpassed the $28.9 million loan growth experienced. The excess $1.1 million coupled with a $5.6 million increase in federal funds purchased was used to fund investment purchases in excess of principal paydowns, sales and calls proceeds of approximately $9.5 million. The increase in securities sold under agreements to repurchase in the amount of $1.2 million alleviated somewhat the need to increase federal funds purchased during the period.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, including internal controls and procedures for financial reporting. Our principal executive officer and principal financial officer supervised this evaluation and concluded that our disclosure controls and procedures are effective. Subsequent to this evaluation, (i) there have not been any significant changes to our internal controls or other factors that could significantly affect our disclosure controls or procedures and (ii) we have not taken any corrective actions with respect to our disclosure controls and procedures to correct any significant deficiencies or weaknesses.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its 2004 Annual Meeting of Shareholders on April 28, 2004, at which meeting four Class A directors were re-elected to new three-year terms. The following table indicates the total votes in favor of, and withheld from voting on, the re-election of each nominee, and provides certain information with respect to those directors not standing for re-election whose term of office continued past the 2003 Annual Meeting of Shareholders:

DIRECTOR NAME	TERM OF OFFICE	AFFIRMATIVE VOTES	VOTES WITHHELD
Class A Directors
Eddie F. Hearp	2004-2007	1,501,770	787
Anna L. Lawson	2004-2007	1,501,613	944
John W. Starr, M.D.	2004-2007	1,501,770	787
Michael E. Warner	2004-2007	1,501,770	787
Class B Directors
Abney S. Boxley, III	2002-2005
William D. Elliot	2002-2005
Barbara B. Lemon	2002-2005
Ward W. Stevens, M.D.	2002-2005
Class C Directors
Ellis L. Gutshall	2003-2006
Mason Haynesworth	2003-2006
A. Wayne Lewis	2003-2006
George W. Logan	2003-2006

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The Company filed the following exhibits for the quarter ended June 30, 2004:

Exhibits:
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on form S-1, as amended).

*10.2	Employment Agreement dated April 8, 1994, by and between the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit No. 10.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

*10.3	Severance Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

*10.4	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.5	Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.5 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.10	First amendment dated August 5, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.10 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.12	Second amendment dated December 14, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.12 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.13	Lease agreement for office space dated September 20, 1996, by and between Valley Bank, N.A. and Betty J. Burrows (incorporated herein by reference to Exhibit No. 10.13 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

*10.6	Severance agreement dated February 9, 1998, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.6 of Form 10-KSB filed March 30, 2000, File No. 33-77568).

*10.7	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

*10.14	Valley Bank Supplemental Retirement Plan effective January 1, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

*10.15	Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.15 of Form 10-QSB filed November 14, 2002, File No. 33-77568).

11	Statement re Computation of Earnings per Share (filed herewith as Note 5).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-QSB pursuant to Item 13(a).

(b)	Reports on Form 8-K filed during the quarter covered by this report:

The Company filed one report on Form 8-K during the quarter ended June 30, 2004. The report, dated April 29, 2004, reported the Company’s consolidated financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

August 13, 2004	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall,
President and Chief Executive Officer

August 13, 2004	/s/ A. Wayne Lewis
Date	A. Wayne Lewis,
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.2	Employment Agreement dated April 8, 1994, by and between the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit No. 10.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.3	Severance Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.4	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.5	Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.5 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.10	First amendment dated August 5, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.10 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.12	Second amendment dated December 14, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.12 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.13	Lease agreement for office space dated September 20, 1996, by and between Valley Bank, N.A. and Betty J. Burrows (incorporated herin by reference to Exhibit No. 10.13 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.6	Severance agreement dated February 9, 1998, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.6 of Form 10-KSB filed March 30, 2000, File No. 33-77568).

10.7	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

10.14	Valley Bank Supplemental Retirement Plan effective January 1, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

10.15	Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.15 of Form 10-QSB filed November 14, 2002, File No. 33-77568).

11	Statement re Computation of Earnings per Share (filed herewith as Note 5).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).