Form 10KSB
period 2004-12-31
VALLEY FINANCIAL CORP /VA/
filed 2005-03-31
CIK 921590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year were $19,216,000.

The aggregate market value of the voting stock held by non-affiliates of the Company (2,747,620 shares) based on the $13.25 per share last trade price quoted by the OTC Bulletin Board on March 15, 2005 was $36,405,965. At March 15, 2005 4,074,630 shares of the registrant’s common stock were issued and outstanding.

Documents incorporated by reference:

The issuer’s Proxy Statement dated March 15, 2005 is incorporated by reference into Form 10-KSB Part III, Items 9, 10, 11, 12 and 14.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

VALLEY FINANCIAL CORPORATION

FORM 10-KSB

December 31, 2004

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

The population in the Roanoke MSA was estimated at 290,492 in 2003 per the U. S. Census Bureau. The Roanoke MSA’s growth typically is slower than that in the Commonwealth overall and in other key Virginia markets in particular, and the Virginia Employment Commission reported that from January 2004 through January 2005, the percentage increase in non-farm jobs was 2.6% in the Roanoke MSA, compared with a 2.8% increase for the state as a whole. The Roanoke MSA had an unemployment rate of 3.6% in December 2004, compared with 5.1% nationally and 3.4% for Virginia.

The Roanoke MSA operated 8,328 businesses at June 30, 2004 (the latest information available). The business community in the Roanoke MSA is well diversified by industry group. The principal components of the economy are retail trade, services, transportation, manufacturing and finance, insurance and real estate. The Roanoke MSA’s position as a regional center creates a strong medical, legal and business professional community. Carilion Health System, Lewis-Gale Hospital, and the Veterans Administration Hospital are among Roanoke’s largest employers. Other large employers include Norfolk Southern Corporation, General Electric Co., Wachovia Corporation, The Kroger Co., and American Electric Power.

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

The Bank’s market area is a highly concentrated, highly branched banking market. As of June 30, 2004 there were seventeen commercial banks and savings associations operating a total of 128 offices in the Roanoke MSA. Currently, the Bank, Bank of Botetourt and Bank of Fincastle are the only locally owned and operated commercial banks. Most competitors are subsidiaries of holding companies headquartered in North Carolina, Georgia, Tennessee, and Northern Virginia. In addition, three out-of-town Virginia based community banks have offices in the Bank’s market area.

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

Employees

At December 31, 2004 the Bank had ninety-two full-time employees and one part-time employee, including its officers. The Company does not have any regular employees other than its officers.

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

The FDIC establishes rates for the payment of premiums by federally insured banks for deposit insurance. A Bank Insurance Fund (the “BIF”) is maintained for commercial banks with insurance premiums from the industry used to offset losses from insurance payouts when banks fail. Also, the Bank is charged a deposit-based assessment by the FDIC in connection with the so-called Financing Corporation (“FICO”) bonds issued by the federal government to finance the savings and loan industry bailout. The total BIF and FICO assessment combined was approximately $34,000 in 2004. Future deposit insurance premiums will vary with the strength of the banking industry, the level of the BIF insurance fund and the Bank’s individual risk rating as determined by the FDIC, and there can be no assurance that premiums will remain at their current level.

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

Dividends. During 2004, the Company had no significant revenue, as its investments were downstreamed to the Bank on April 20, 2001. The Bank began paying dividends to the Company in 2003 to cover the interest expense due on the guaranteed preferred beneficial interests in the Company’s junior subordinated debentures. The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by state law, regulations and policies. A Virginia bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand, after providing for all expenses, losses, interest and taxes accrued, or due by the Bank. Before any dividend is declared, any deficit in capital funds originally paid in must have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in capital of the bank. To ascertain the net undivided profits before any dividend shall be declared, all debts due to the bank on which interest is past due and unpaid for a period of twelve months, unless they are well secured and in process of collection, are deducted from the undivided profits in addition to all expenses, losses, interest and taxes accrued, and the balance is deemed to be the net undivided profits. The Virginia State Corporation Commission may limit or approve the payment of dividends by the board of directors of any bank when the Commission determines that the limitation or approval is warranted by the financial condition of the bank. See “Capital Regulations” below, “Item 5. Market for Common Equity and Related Stockholder Matters” and Note 15 to the Consolidated Financial Statements.

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

At December 31, 2004 the Company and the Bank had the following risk-based capital and leverage ratios relative to regulatory minimums:

Ratio	Company	Bank	Minimum
Tier 1	10.5%	9.2%	4%
Total	11.5%	10.2%	8%
Leverage	8.8%	7.6%	4%

The regulations define five categories of compliance with regulatory capital requirements, ranging from “well capitalized” to “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2004 the Company and the Bank qualified as “well-capitalized” institutions (see Note 15 to the Consolidated Financial Statements).

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

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (USA Patriot Act). The USA Patriot Act of 2001 (the “Patriot Act”) contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The Patriot Act requires such financial institutions to implement policies and procedures to combat money laundering and the financing of terrorism and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on t he operations of financial institutions. In addition, the Patriot Act requires the federal bank regulatory agencies to consider the effectiveness of anti-money laundering activities by a financial institution when reviewing bank mergers and bank holding company acquisitions. Compliance with the Patriot Act by the Company has not had a material impact on its results of operations or financial condition.

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

The Bank’s main office is located in a seven-story office building at 36 Church Avenue, S.W., in downtown Roanoke, Virginia 24011. At December 31, 2004 the Bank leased approximately 8,148 square feet of office space on the first floor of this facility (monthly rent of $7,552), approximately 2,400 square feet of space on the mezzanine level (monthly rent of $1,975), approximately 2,750 square feet of space on the mezzanine floor of “Annex A” (occupied in September 2003 at a monthly rent of $1,639), and 3,212 square feet of the second floor (monthly rent of $3,212). The lease on all floors was renewed in 2003 for the period beginning January 1, 2004 and ending December 31, 2009 with options to renew for three additional five-year terms at the end of the December 31, 2009 extension period. Total annual rent on all floors of leased space was $141,984 after being reduced by $30,552 of a refurbishing allowance for first floor remodeling completed in the fall of 2003. Beginning on January 1, 2005, annual rent will be increased by 10% for the remainder of the lease period, which will be offset by the remainder of the refurbishing allowance in years 2005, 2006 and a partial amount of 2007. The Bank also is responsible for paying a pro rata share of certain operating costs associated with the leased space.

The cost of the leasehold improvements to the Church Avenue leased premises, net of accumulated amortization, was $306,856 at December 31, 2004.

The Bank’s Starkey Road office is a 2,700 square foot building constructed in 1995 on a one-acre site at 4467 Starkey Road in southwest Roanoke County (Tanglewood Mall area). The Company acquired the site for cash in the amount of $272,250 and the total land cost after all necessary grading and closing costs is $292,376. The total cost of the building, net of accumulated depreciation, was $359,651 at December 31, 2004.

The Bank’s South Roanoke office is a 914 square foot facility that the Bank leased at a 2004 annual rate of $13,200, payable in equal monthly installments of $1,100. For 2005, the annual rental has increased to $13,680 payable in equal monthly installments of $1,140. The Bank is also responsible for utilities. The lease commenced January 1, 1997 and has an initial term of twelve years with one five-year renewal option. The cost of leasehold improvements to the leased premises, net of accumulated amortization, was $3,589 at December 31, 2004.

The Bank’s Salem office is a Colonial Williamsburg style building with two floors containing 6,000 square feet, of which the Bank occupies the first story and leases the second story. The structure is located on an approximately one-half acre site at 8 East Main Street in the City of Salem. The Company acquired the land for a contract price of $325,000 and the total land cost after all necessary grading, structure removal, and closing costs is $361,839. The total cost of the facility construction, net of accumulated depreciation, was $634,865 at December 31, 2004. Total rental income from leasing the second story was $16,492 in 2004, which directly reduces occupancy expense. At December 31, 2004 the second story was not leased.

The Bank’s Hershberger Road office is a 2,400 square foot building on a one-acre site at 1518 Hershberger Road in the City of Roanoke (Crossroads Mall area). The land with the existing branch was purchased from First Union National Bank in September 2000. The Bank acquired the property for a contract price of $485,000. The branch was renovated and opened on May 7, 2001. Of the original contract price, the cost allocated to the land is $299,151. The total cost allocated to the building, including all renovation costs, net of accumulated depreciation, was $387,196 at December 31, 2004.

The Bank’s Vinton office is a 2,950 square foot building on an .8-acre site at 1003 Hardy Road (Vinton) in the County of Roanoke. The land was purchased on August 1, 2001 for a contract price of $280,000. The branch was constructed and opened on May 20, 2002. The total land cost after all necessary grading, structure removal, and closing costs is $292,196. The total cost of the facility construction, net of accumulated depreciation, was $611,018 at December 31, 2004.

The Bank’s Lewis-Gale office is a 3,000 square foot building on an approximate one-acre site at 3850 Keagy Road in the City of Roanoke. The land was purchased on December 28, 2001 for a contract price of $375,000. The branch was constructed and opened on December 8, 2003. The total land cost after all necessary grading and closing costs is $443,393. The total cost of the facility construction, net of accumulated deprecation, was $722,512 at December 31, 2004.

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

Market information. The Company’s Articles of Incorporation authorize it to issue up to 10,000,000 shares of Common Stock, no par value, of which 4,074,630 shares were issued and outstanding at March 15, 2005.

The Common Stock is quoted under the symbol VYFC on the OTC Bulletin Board, an electronic quotation and trade reporting service of the National Association of Securities Dealers. According to information obtained by Company management and believed to be reliable, the quarterly range of closing prices per share (adjusted for the 2-for-1 stock split declared April 28, 2004) for the Common Stock during the last two fiscal years was as follows:

2004

Quarter Ended	High Close	Low Close
03/31/04	$13.40	$11.23
06/30/04	$15.00	$12.08
09/30/04	$15.75	$13.80
12/31/04	$15.50	$13.70

2003

Quarter Ended	High Close	Low Close
03/31/03	$7.83	$7.03
06/30/03	$10.25	$7.76
09/30/03	$11.00	$9.63
12/31/03	$11.50	$11.00

Holders. At March 15, 2005 there were approximately 485 holders of record of the Company’s outstanding Common Stock.

Dividends. On April 28, 2004 the Company declared a $.06 per share cash dividend, payable July 1, 2004 to shareholders of record June 1, 2004. On November 19, 2004 the Company declared a $.06 per share cash dividend, payable January 3, 2005 to shareholders of record December 15, 2004. See “Supervision and Regulation” and Note 15 to the Consolidated Financial Statements for restrictions on the payment of dividends.

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

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Valley Financial Corporation Incentive Stock Plan (approved by security holders)	254,445	$6.52	0
Individual Stock Option Agreements (approved by security holders)	82,098	$3.18	0
Equity Compensation plans not approved by security holders	0	$0.00	0

Total	336,543		0

As of December 31, 2004 there were no compensation plans, including individual compensation arrangements, under which equity securities of the Company are authorized for issuance that have not been approved by a vote of security holders.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2004, 2003 and 2002. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto.

Overview

The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995. In July 1995, the Company completed its initial public offering of 964,040 shares (3,036,726 shares after the effects of the 1.05 for 1 stock split declared January 20, 2000, the 3 for 2 stock split declared April 24, 2002 and the 2 for 1 stock split declared April 28, 2004) of its common stock, no par value, at a price of $10.00 per share ($3.18 per share after the effects of the 1.05 for 1 stock split declared January 20, 2000, the 3 for 2 stock split declared April 24, 2002 and the 2 for 1 stock split declared April 28, 2004). The Offering resulted in gross proceeds to the Company of $9.6 million, reduced by $551,000 of direct stock issuance costs associated with the offering, for net proceeds of $9.1 million. The Company completed its second stock offering effective November 17, 2000, resulting in gross proceeds to the Company of $3.3 million, reduced by $122,000 direct stock issuance costs associated with the offering, for net proceeds of $3.2 million. Of the proceeds of the secondary offering, $2.3 million was used to repay a subordinated capital note initiated as of June 30, 2000 and the remainder subsequently downstreamed to the Bank as equity capital. On November 12, 2004 the Company completed a private placement of common stock, resulting in gross proceeds of $3,850,000. Also adding to capital since inception is $865,000 received through the exercise of stock options. The Company’s investment in the Bank was $28.0 million as of December 31, 2004.

Total assets at December 31, 2004 were $374.0 million, up $64.8 million or 21.0% from $309.1 million at December 31, 2003. The principal components of the Company’s assets at the end of the period were $49.3 million in securities available-for-sale, including restricted equity securities, $22.2 million in securities held-to-maturity, and $282.8 million in gross loans. Total assets at December 31, 2003 were up $60.3 million or 24.2% from $248.8 million at December 31, 2002. The principal components of the Company’s assets at December 31, 2003 were $43.2 million in securities available-for-sale, including restricted equity securities, $23.0 million in securities held to maturity, and $222.6 million in gross loans.

Total liabilities at December 31, 2004 were $345.7 million, up from $287.6 million at December 31, 2003, an increase of $58.1 million or 20.2%. Deposits increased $56.3 million or 25.2% to $279.3 million from the $223.0 million level at December 31, 2003. Total liabilities at December 31, 2003 were up $57.7 million or 25.1% from $229.8 million at December 31, 2002. Deposits increased $40.8 million or 22.4% in 2003 over the $182.2 million level at December 31, 2002. Long-term convertible and overnight Federal Home Loan Bank advances increased in 2003 by $7.0 million and $5.0 million, respectively. The remainder of the increase was primarily due to a $4.0 million issuance of guaranteed preferred beneficial interests in the Company’s junior subordinated debentures, an increase in federal funds purchased in the amount of $2.6 million, partially offset by a decrease of $1.2 million in securities sold under agreement to repurchase.

Total shareholders’ equity at December 31, 2004 was $28.3 million, consisting of $9.1 million in net proceeds from the 1995 Company’s initial public offering, $3.2 million in net proceeds from the Company’s 2000 secondary offering, $3.8 million in net proceeds from a private stock placement in 2004, $865,000 in proceeds from the exercise of stock options, increased by retained earnings of $11.3 million and including $21,000 of unrealized gains on securities available-for-sale, net of related deferred tax expense. Total shareholders’ equity increased $6.8 million or 31.3% in 2004 from the December 31, 2003 level of $21.6 million, which included $197,000 of unrealized gains on securities available-for-sale, net of related deferred tax expense. The biggest factors in the increase from December 31, 2003 to December 31, 2004 were the private placement net proceeds of $3.8 million and an increase of $2.4 million or 26.2% in retained earnings. Total shareholders’ equity at December 31, 2003 was an increase of $2.5 million or 13.3% over the level at December 31, 2002, with the gain almost entirely attributable to an increase in retained earnings of $2.6 million or 40.8%. At December 31, 2002 total shareholders’ equity was $19.0 million, including $302,000 of unrealized gains on securities available-for-sale, net of related deferred tax expense.

The Company had net income of $2.8 million for the year ended December 31, 2004 compared with $2.6 million for the year ended December 31, 2003, an increase of $224,000 or 8.6%. The increase is the result of a $1.5 million or 15.5% improvement in net interest income, a $333,000 or 34.5% decline in the provision for loan losses and a modest $32,000 or 2.4% increase in noninterest income, partially offset by increases of $1.4 million or 21.0% in noninterest expense and $252,000 or 32.7% in income taxes. Net income for the year ended December 31, 2003 was $2.6 million compared with $2.3 million for the year ended December 31, 2002, an increase of $341,000 or 15.1%. Contributing to the increase for calendar year 2003 were improved net interest income of $1.2 million or 14.4%, higher noninterest income of $480,000 or 57.3% and a $100,000 or 11.5% reduction in income taxes, partially offset by increases of $356,000 or 58.4% in the provision for loan losses and $1.1 million or 20.0% in noninterest expense.

Profitability as measured by the Company’s return on average assets (“ROA”) was 0.82% in 2004 and return on average equity (“ROE”) was 12.00%. ROA was 0.93% in 2003 and return on average equity (“ROE”) was 12.9%. The ROA and ROE ratios were 1.02% and 12.89%, respectively, in 2002. The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.

Our primary market area, the Roanoke Valley, has shown signs of slow growth over the past two years when compared with other metropolitan areas in Virginia. The banking industry in general suffered under low interest rates during the period, which reduce the spread between loan rates and costs of deposits. In addition, the banking industry in our primary market has experienced consolidation in the last two years, including the acquisition of First Virginia Bank by BB&T and National Bank of Commerce by SunTrust Banks. We are dealing with these market forces the same way that we have dealt with them in the past, by focusing on our core business and stressing personal service to satisfy customers. We do not expect to make any major changes in our business model in 2005, although we could reconsider this as opportunities and market developments present themselves.

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

Net interest income was $10.9 million for 2004 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income increased $1.5 million or 15.5% over the $9.5 million level in 2003. Total interest income was $17.9 million for 2004 as compared to $15.2 million in 2003, an increase of $2.6 million or 17.4%. This increase is attributable to the reinvestment of funding growth into loans and securities. Total interest expense was $6.9 million for 2004 as compared to $5.8 million in 2003, an increase of $1.2 million or 20.5%. The net interest margin on a fully taxable equivalent basis was 3.45% for the year ended 2004 as compared to 3.74% for the year ended 2003. Interest rates remained low for much of 2004 and, even after the Federal Reserve began raising target rates at mid-year, ended the year at levels not seen in a number of years. We experienced limited ability to lower deposit and borrowing costs. At the same time, we have taken steps to restructure the investment portfolio to shorten maturities and the loan portfolio to increase floating rate loans in anticipation of rising rates. These kinds of steps result in lower initial yields on new loans and investments acquired. The yield on average loans decreased in 2004 by 0.41% to 5.95% from its level of 6.36% in 2003. The overall yield on earning assets was 5.57% for the year ended 2004, as compared to 5.94% for the prior year 2003.

Net interest income was $9.5 million for 2003 and was attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income increased $1.2 million or 14.5% over the $8.3 million level in 2002. Total interest income was $15.2 million for 2003 as compared to $13.7 million in 2002, an increase of $1.5 million or 10.9%. This increase is attributable to the reinvestment of funding growth into loans and securities. Total interest expense was $5.8 million for 2003 as compared to $5.5 million in 2002, an increase of $300,000 or 5.5%. The net interest margin on a fully taxable equivalent basis was 3.74% for the year ended 2003 as compared to 4.07% for the year ended 2002. The yield on average loans decreased by 0.6% to 6.4% from its level of 7.0% in 2002, as approximately one-third of the loan portfolio is variable rate. The overall yield on earning assets was 5.9% for the year ended 2003, as compared to 6.7% for the prior year ended 2002.

The following table presents the major categories of interest-earning assets, interest-bearing liabilities and shareholders’ equity with corresponding average balances, related interest income or expense, and resulting yields and rates for the periods indicated. Where appropriate, income categories and yields have been adjusted in the table to their fully taxable equivalent basis.

NET INTEREST INCOME AND AVERAGE BALANCES (1)

(000’s omitted)

	Years Ended December 31
	2004			2003			2002
	Average Balance	Interest Income	Rate Earned	Average Balance	Interest Income	Rate Earned	Average Balance	Interest Income	Rate Earned
Assets
Interest-earning assets:
Loans (2) (5)	$250,020	14,884	5.95%	$203,868	12,971	6.36%	$166,097	11,685	7.04%
Investment securities
Taxable	55,308	2,270	4.10%	38,496	1,565	4.07%	31,516	1,659	5.26%
Nontaxable (3)	16,500	976	5.92%	15,063	953	6.33%	7,993	550	6.88%
Money market investments	4,775	60	1.26%	4,357	50	1.15%	2,273	35	1.54%

Total interest-earning assets	326,603	18,190	5.57%	261,784	15,539	5.94%	207,879	13,929	6.70%
Other Assets:
Reserve for loan losses	(2,815)			(2,286)			(1,768)
Cash and due from banks	6,904			8,972			6,350
Premises and equipment, net	6,135			5,284			4,652
Other assets, net	8,523			7,272			4,781

Total assets	$345,350			$281,026			$221,894

	Years Ended December 31
	2004			2003			2002
	Average Balance	Interest Expense	Rate Paid	Average Balance	Interest Expense	Rate Paid	Average Balance	Interest Expense	Rate Paid
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings, NOW and MMA	$55,077	$467.85%		$42,443	329	0.78%	$32,658	378	1.16%
Time Deposits	161,941	4,395	2.71%	127,153	3,580	2.82%	106,162	3,645	3.43%
Repurchase agreements	5,930	42.71%		5,786	49	0.85%	5,573	73	1.31%
Federal funds purchased	1,375	23	1.67%	1,491	24	1.61%	880	18	2.05%
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	4,000	186	4.65%	2,071	88	4.25%	—	—	—%
Long-term FHLB advances	37,000	1,580	4.27%	35,677	1,537	4.31%	23,397	1,161	4.96%
Short-term FHLB advances	15,000	236	1.57%	11,329	143	1.26%	10,000	193	1.93%

Total interest-bearing liabilities	280,323	6,929	2.47%	225,950	5,750	2.54%	178,670	5,468	3.06%

Noninterest-bearing liabilities:
Demand deposits	39,843			33,378			24,110
Other liabilities	1,652			1,528			1,593

Total liabilities	321,818			260,856			204,373

Shareholders’ equity, exclusive of unrealized gains/losses on securities	23,532			20,170			17,521

Total liabilities and shareholders’ equity	$345,350			$281,026			$221,894

Net interest income		$11,261			$9,789			$8,461

Net interest margin (4)			3.45%			3.74%			4.07%

Legends for the table are as follows:

(1)	Averages are daily averages.

(2)	Loan interest income includes loan fees of $1.7 million, $1.6 million and $1.3 million for the years ended 2004, 2003 and 2002, respectively.

(3)	Nontaxable interest income is adjusted to its fully taxable equivalent basis using a federal tax rate of 34 percent.

(4)	The net interest margin is calculated by dividing net interest income (tax equivalent basis) by average total earning assets.

(5)	Non-accrual loans are included in the above yield calculation.

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

RATE/VOLUME ANALYSIS

(000’s omitted)

	Year Ended December 31, 2004 compared to 2003
	Volume	Rate	Net
Interest earned on interest-earning assets:
Loans	$2,674	$(761)	$1,913
Investment securities:
Taxable	690	15	705
Nontaxable	72	(49)	23
Money market investments	5	5	10

Total interest earned on interest-earning assets	3,441	(790)	2,651

Interest paid on interest-bearing liabilities:
Savings, NOW, and money markets	105	33	138
Time Deposits	938	(123)	815
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	89	9	98
Securities sold under agreements to repurchase	1	(8)	(7)
Federal funds purchased	(2)	1	(1)
Long-term FHLB advances	56	(13)	43
Short-term FHLB advances	53	40	93

Total interest paid on interest-bearing liabilities	1,240	(61)	1,179

Change in net interest income	$2,201	$(729)	$1,472

RATE/VOLUME ANALYSIS

(000’s omitted)

	Year Ended December 31, 2003 compared to 2002
	Volume	Rate	Net
Interest earned on interest-earning assets:
Loans	$2,213	$(927)	$1,286
Investment securities:
Taxable	4,220	(4,314)	(94)
Nontaxable	443	(40)	403
Money market investments	21	(6)	15

Total interest earned on interest-earning assets	6,897	(5,287)	1,610

Interest paid on interest-bearing liabilities:
Savings, NOW, and money markets	511	(560)	(49)
Time Deposits	(553)	488	(65)
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	88	—	88
Securities sold under agreements to repurchase	3	(27)	(24)
Federal funds purchased	9	(3)	6
Long-term FHLB advances	503	(127)	376
Short-term FHLB advances	32	(82)	(50)

Total interest paid on interest-bearing liabilities	593	(311)	282

Change in net interest income	$6,304	$(4,976)	$1,328

	Year Ended December 31, 2002 compared to 2001
	Volume	Rate	Net
Interest earned on interest-earning assets:
Loans	$1,957	$(1,124)	$833
Investment securities:
Taxable	653	(734)	(81)
Nontaxable	71	(24)	47
Money market investments	(69)	59	(10)

Total interest earned on interest-earning assets	2,612	(1,823)	789

Interest paid on interest-bearing liabilities:
Savings, NOW, and money markets	58	(383)	(325)
Time Deposits	2,115	(3,436)	(1,321)
FHLB Borrowings	633	(149)	484
Securities sold under agreements to repurchase	26	(108)	(82)
Other Borrowings	(14)	(22)	(36)

Total interest paid on interest-bearing liabilities	2,818	(4,098)	(1,280)

Change in net interest income	$(206)	$2,275	$2,069

Noninterest Income

Noninterest income of $1.4 million in 2004 consisted of service charges and fees on accounts, securities gains and losses in the amount of $17,000, income earned on bank owned life insurance, other income on real estate loans and other miscellaneous income, and represented an increase of $32,000 or 2.4% over the 2003 level of $1.3 million. The biggest hindrance to growing noninterest income in 2004 was a decline in mortgage origination fees, which dropped $88,000 or 49.1% from their 2003 level due to increases in residential mortgage interest rates that greatly reduced the previous pace of mortgage refinancings. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

Noninterest income of $1.3 million in 2003 consisted of service charges and fees on accounts, securities gains and losses in the amount of $7,000, income earned on bank owned life insurance, other income on real estate loans, and other miscellaneous income, and represented an increase of $489,000 or 58.4% over the 2002 level of $837,000. The biggest components of the increase were gains of $209,000 in service charges on deposit accounts and $67,000 in mortgage origination fees. Securities gains and losses were $34,000 in 2002. Exclusive of securities gains and losses, noninterest income increased $516,000 or 64.3% in 2003 over its 2002 level.

Noninterest Expense

Noninterest expense for 2004 was $7.8 million, an increase of $1.4 million or 21.0% over their level in 2003. Noninterest expense in 2004 included a full year of costs associated with the opening of the Bank’s Lewis-Gale office on December 8, 2003. All major categories experienced increases due to continued rapid growth and expansion, with the exception of purchased tax credit expense which declined $257,000 from 2003. Bank franchise tax expense was $171,000 in 2004, compared to $0 in 2003 when it was offset by the purchase of historical tax credits. Noninterest expenses are expected to continue to increase in future years as a direct result of business growth and expansion.

Noninterest expense for 2003 was $6.4 million, an increase of $1.0 million or 18.5% over the $5.4 million level in 2002. Noninterest expense in 2003 included certain costs associated with the opening of the Bank’s Lewis-Gale office on December 8, 2003. Noninterest expense in 2002 included costs associated with the opening of the Bank’s Vinton office on May 20, 2002 and expenses associated with the introduction of online banking in May 2002. All major categories, with the exception of franchise tax expense, experienced increases due to growth and expansion. Franchise tax expense for 2003 was offset by the purchase of historical tax credits. Noninterest expenses are expected to continue to increase in future years as a direct result of business growth and expansion.

Income Taxes

During 2004, 2003 and 2002 the Company recorded federal income tax provision in the amounts of $1.0 million, $771,000 and $871,000, respectively. The anticipated federal income tax liability equates to an effective tax rate of 26.6%, 22.9% and 27.8%, respectively. During the first quarter of 2003, the bank purchased federal and state historical tax credits in the amounts of $174,000 and $217,000, respectively. The tax credits were purchased at a total cost of $156,000 and $151,000, respectively. The tax credits were expensed in the amount of $282,000 during 2003, comprised of $156,000 federal and $126,000 state, as purchased tax credit expense (a noninterest expense). The federal tax credits offset income tax expense in 2003 while the state tax credits offset franchise tax expense in 2003. Other factors contributing to the difference between the effective tax rate and the statutory rate of 34 percent include tax-exempt interest income on municipal securities, net of disallowance, and tax-exempt income earned on bank owned life insurance.

Earning Assets

Average earning assets were $326.6 million at December 31, 2004, an increase of $64.8 million or 24.8% over 2003. Total average earning assets were 94.6% of total average assets at December 31, 2004. Average loans represented the largest component of average earning assets and increased $46.2 million or 22.6% to $250.0 million at December 31, 2004. Average loans were 76.6% and 72.4% of average earning assets and average total assets as of December 31, 2004. Average investment securities, both taxable and nontaxable, increased $18.2 million or 34.0% from their level as of December 31, 2003. Average investment securities were 22.0% and 20.8% of average earning assets and average total assets as of December 31, 2004.

Average earning assets were $261.8 million at December 31, 2003 as compared to $207.9 million as of December 31, 2002, an increase of $53.9 million or 25.9%. Total average earning assets were 93.2% of total average assets at December 31, 2003 as compared to 93.7% at December 31, 2002. Average loans represented the largest component of average earning assets and increased 22.8% to $203.9 million at December 31, 2003, up from $166.1 million as of December 31, 2002. Average loans were 77.9% and 72.5% of average earning assets and average total assets as of December 31, 2003 as compared to 79.9% and 74.9%, respectively, one year earlier. Average investment securities, both taxable and nontaxable, increased 35.7% to $53.6 million, up from $39.5 million as of December 31, 2002. Average investment securities were 20.5% and 19.1% of average earning assets and average total assets as of December 31, 2003, as compared to 19.0% and 17.8%, respectively one year earlier.

A summary of average assets as of December 31, 2004, 2003 and 2002 is shown in the following table.

AVERAGE ASSET MIX

(000’s omitted)

	December 31, 2004		December 31, 2003		December 31, 2002
	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent
Earning assets:
Loans, total	$250,020	72.4%	$203,868	72.5%	$166,097	74.9%
Investment securities:
Taxable	55,308	16.0	38,496	13.7	31,516	14.2
Nontaxable	16,500	4.8	15,063	5.4	7,993	3.6
Money market investments	4,775	1.4	4,357	1.6	2,273	1.0

Total earning assets	326,603	94.6	261,784	93.2	207,879	93.7

Non-earning assets:
Cash and due from banks	6,904	2.0	8,972	3.1	6,350	2.9
Premises and equipment	6,135	1.8	5,284	1.9	4,652	2.1
Reserve for loan losses	(2,815)	(0.8)	(2,286)	(.8)	(1,768)	(.8)
Other assets	8,523	2.5	7,272	2.6	4,781	2.1

Total non-earning assets	18,747	5.4	19,242	6.8	14,015	6.3

Total assets	$345,350	100.0%	$281,026	100.0%	$221,894	100.0%

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

Investment securities (available-for-sale and held-to-maturity), including restricted equity securities, at December 31, 2004 were $71.5 million, an increase of $5.3 million or 8.0% from their level on December 31, 2003. The increase is primarily due to purchases in the amount of $22.6 million, offset by principal repayments, called proceeds, and sales in the amount of $17.2 million and a decrease in net unrealized gains on securities on the available-for-sale portfolio, which is carried at approximate fair market value, in the amount of $266,000

Investment securities (available-for-sale and held-to-maturity), including restricted equity securities, at December 31, 2003 were $66.2 million, an increase of $23.8 million or 56.1% from their level of $42.4 million on December 31, 2002. The increase of $23.8 million is primarily due to purchases in the amount of $45.2 million, offset by principal repayments, called proceeds, and sales in the amount of $21.0 million and a decrease in net unrealized gains on securities on the available-for-sale portfolio, which is carried at approximate fair market value, in the amount of $159,000.

The following table presents the composition of securities available-for-sale, which are carried at approximate market value at December 31, 2004, 2003 and 2002.

AVAILABLE FOR SALE INVESTMENT PORTFOLIO

CATEGORY DISTRIBUTION

(000’s omitted)

	December 31, 2004		December 31, 2003		December 31, 2002
	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values
Securities available for sale:
U.S. Treasury	$—	$—	$—	$—	$199	$205
U.S. Government agencies	9,853	9,904	4,682	4,728	2,399	2,416
Mortgage-backed securities	6,953	6,879	3,704	3,763	4,736	4,914
Collateralized mortgage obligations	19,360	19,120	21,117	20,957	2,874	2,886
States and political subdivisions	9,422	9,718	10,065	10,417	9,094	9,339
Corporate debt securities	200	199	200	201	—	—

Total securities available for sale	$45,788	$48,820	$39,768	$40,066	$19,302	$19,760

The following table sets forth the composition of securities held-to-maturity, which are carried at amortized cost at December 31, 2004, 2003 and 2002.

HELD TO MATURITY INVESTMENT PORTFOLIO

CATEGORY DISTRIBUTION

(000’s omitted)

	December 31, 2004		December 31, 2003		December 31, 2002
	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values
Securities held to maturity:
U. S. Treasury	$199	$198	$199	$200	$—	$—
U. S. Government Agencies	9,930	9,827	7,933	7,835	—	—
Mortgage-backed securities	4,016	4,023	6,428	6,448	10,851	10,844

	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values
Securities held to maturity:
Collateralized mortgage obligations	786	783	1,505	1,484	3,779	3,826
States and political subdivisions	7,223	7,253	6,921	6,861	5,588	5,450

Total securities held to maturity	$22,154	$22,084	$22,986	$22,828	$20,218	$20,120

The following table presents the maturity ranges of securities available-for-sale as of December 31, 2004 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION

(000’s omitted)

	December 31, 2004
	Amortized Costs	Fair Value	Yield
Available-for-sale
U. S. Treasury securities and obligations of U. S. Government corporations:
After one but within five years	$967	$987	4.4%
After five but within ten years	8,465	8,496	4.8%
After ten years	421	421	4.3%

Obligations of states and subdivisions:
After one but within five years	940	949	6.3%
After five but within ten years	3,668	3,834	6.9%
After ten years	4,814	4,935	6.3%

Corporate debt securities:
After one but within five years	200	199	4.2%
Mortgage-backed securities	6,953	6,880	4.1%
Collateralized mortgage obligations	19,360	19,119	4.3%

Total available-for-sale	$45,788	$45,820	4.8%

	Amortized Costs	Fair Value	Yield
Total Securities by Maturity Period*
Within one year	$—	$—	—%
After one but within five years	2,107	2,135	5.2%
After five but within ten years	12,133	12,330	5.4%
After ten years	5,235	5,356	6.1%
Mortgage-backed securities	6,953	6,880	4.1%
Collateralized mortgage obligations	19,360	19,119	4.3%

Total by Maturity Period	$45,788	$45,820	4.8%

*	Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

The following table presents the maturity ranges of securities held-to-maturity as of December 31, 2004 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION

(000’s omitted)

	December 31, 2004
	Amortized Costs	Fair Value	Yield
Held to maturity*
U. S. Treasury securities and obligations of U. S. Government corporations:
Within one year	199	198	2.0%
After five but within ten years	4,930	4,970	4.7%
After ten years	5,000	4,857	4.0%

Obligations of states and subdivisions:
After five but within ten years	407	412	5.2%
After ten years	6,816	6,841	5.5%

Mortgage-backed securities	4,016	4,023	3.8%
Collateralized mortgage obligations	786	783	4.1%

Total held to maturity	$22,154	$22,084	4.6%

	Amortized Costs	Fair Value	Yield
Total Securities by Maturity Period*
Within one year	$—	$—	—%
After one but within five years	199	198	2.0%
After five but within ten years	5,337	5,382	4.7%
After ten years	11,816	11,698	4.9%
Mortgage-backed securities	4,016	4,023	3.8%
Collateralized mortgage obligations	786	783	4.1%

Total by Maturity Period	$22,154	$22,084	4.6%

*	Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

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

The Company’s total gross loans were $282.8 million at December 31, 2004, an increase of $60.2 million or 27.0% from the $222.6 million reported one year earlier. The Company’s total gross loans were $222.6 million at December 31, 2003, an increase of $36.9 million or 19.9% from the $185.7 million reported at December 31, 2002. The Company’s ratio of total loans to total funding sources (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and trust preferred securities) stood at 82.4% at December 31, 2004, 77.8% at December 31, 2003 and 81.4% at December 31, 2002. Management seeks to maintain the ratio of loans to funding sources at a maximum of 85%.

The following table summarizes the loan portfolio by category as of the years ended December 31, 2004, 2003 and 2002.

LOAN PORTFOLIO SUMMARY

(000’s omitted)

	2004	2003	2002	2001	2000
Commercial and industrial	$71,580	$53,141	$44,668	$35,366	$30,070
Commercial real estate	107,186	92,563	75,378	60,290	43,146
Real estate construction	25,404	17,622	15,727	9,005	5,879
Residential real estate	43,848	29,959	23,966	21,482	18,926
Loans to individuals	34,758	29,318	25,922	21,430	16,467

Total loans	$282,776	$222,603	$185,661	$147,573	$114,488

The following table presents maturity information on the loan portfolio based upon scheduled repayments at December 31, 2004.

LOAN MATURITY

(000’s omitted)

	Due Within One Year	Due One to Five Years	Due After Five Years	Total
Commercial and industrial	$55,492	$15,141	$947	$71,580
Commercial real estate	1,290	88,236	17,660	107,186
Real estate construction	9,298	7,223	8,883	25,404
Residential real estate	8,412	10,660	24,776	43,848
Loans to individuals	4,254	15,217	15,287	34,758

Total loans	$78,746	$136,477	$67,553	$282,776

The following table presents due after one year fixed and variable rate loans from the portfolio by category as of December 31, 2004.

FIXED AND VARIABLE RATE LOANS

(000’s omitted)

	Fixed		Variable
	Due One to Five Years	Due After Five Years	Due One to Five Years	Due After Five Years
Commercial and industrial	$10,524	$510	$4,617	$437
Commercial real estate	65,486	16,257	22,750	1,403
Real estate construction	1,036	3,747	6,187	5,136
Residential real estate	9,996	22,630	664	2,146
Loans to individuals	4,545	750	10,672	14,537

Total	$91,587	$43,894	$44,890	$23,659

Loan Category Analysis

Commercial Loans. Commercial and industrial loans totaled $71.6 million and represented 25.3% of total loans at December 31, 2004. Commercial and industrial loans accounted for 23.8% of the loan portfolio as of December 31, 2003 and stood at $53.1 million, versus $44.7 million (24.1% of total loans) at December 31, 2002. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The creditworthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

Commercial Real Estate Loans. Commercial real estate mortgages represent financing of commercial properties that are secured by real estate, and were 37.9%, 41.6% and 40.6% of total loans at December 31, 2004, December 31, 2003 and December 31, 2002, respectively. Outstanding loans in this category equaled $107.2 million, $92.6 million and $75.4 million at December 31, 2004, December 31, 2003 and December 31, 2002, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties, and as of December 31, 2004 approximately 42% of these loans are secured in that manner. Such borrowers are generally engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

Real Estate Construction Loans. Real estate construction loans represent interim financing on residential and commercial properties under construction, and are secured by real estate. Once construction is completed and the loan becomes permanent, the loans are reclassified as commercial real estate loans, which are secured by commercial property or residential real estate loans, which are secured by first deeds of trust. Outstanding loans in this category totaled $25.4 million (9.0% of total loans) at December 31, 2004 as compared to $17.6 million (7.9% of total loans) at December 31, 2003 and $15.7 million (8.5% of total loans) at December 31, 2002.

Residential Real Estate Loans. Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $43.8 million in loans (15.5% of total loans) at December 31, 2004, $30.0 million in loans (13.5% of total loans) at December 31, 2003 and $24.0 million in loans (12.9% of total loans) at December 31, 2002. To mitigate interest rate risk, the Company seeks to limit the final maturity of residential real estate loans held for its own portfolio to 15-20 years, although exceptions are made for competitive reasons and under special programs. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

Loans to Individuals. Loans to individuals include installment loans and home equity lines of credit/loans secured by junior liens on residential real estate. The loan proceeds typically are used to purchase vehicles, finance home remodeling or higher education, or for other consumer purposes. Loans to individuals totaled $34.8 million (12.3% of total loans) at December 31, 2004, $29.3 million (13.2% of total loans) at December 31, 2003 and $25.9 million (13.9% of total loans) at December 31, 2002.

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

The allowance for loan losses is maintained at a level considered adequate to absorb inherent losses. Some of the factors which management of the Company considers in determining the appropriate level of the allowance for loans losses are an evaluation of the current loan portfolio, identified loan problems, loan volume outstanding, past loss experience, present and expected industry and economic conditions, and in particular, how such conditions relate to the Company’s market area. Bank regulators also periodically review the portfolio and other assets to assess their quality, and the Company employs independent, third party loan reviewers as well. The provision for loan losses is charged to income in an amount necessary to maintain an allowance for loan losses adequate to provide for expected losses in the loan portfolio. Loans deemed uncollectible are charged to the allowance for loan losses and recoveries on loans previously charged off are added to the allowance for loan losses. Management believes the allowance is adequate to provide for any inherent losses in the portfolio.

A provision for loan losses of $633,000 was made during 2004, a decrease of $333,000 or 34.5% from the $966,000 provided during 2003, in recognition of management’s estimate of inherent risks associated with lending activities. A provision for loan losses of $966,000 was made during 2003, an increase of $356,000 or 58.4% over the $610,000 provided during 2002. These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions. The allowance for loan losses was $3.0 million, $2.6 million and $2.0 million as of December 31, 2004, 2003 and 2002, respectively, and represented approximately 1.1%, 1.2% and 1.1%, respectively, of net loans outstanding (see Note 4 to the Consolidated Financial Statements). A total of $31,000 in special reserves is included in the balance of the allowance for loan losses as of December 31, 2004, $127,000 as of December 31, 2003 and $0 as of December 31, 2002.

No assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require the Company to recognize additions to the allowance based upon their judgment about the loan portfolio and other information available to them at the time of their examinations.

The following table summarizes the loan loss experience for the years ended December 31, 2004, 2003 and 2002.

ALLOWANCE FOR LOAN LOSSES

(000’s omitted)

	Years ended December 31
	2004	2003	2002	2001	2000
Balance at January 1	$2,566	$2,014	$1,468	$1,190	$910
Provision for loan losses	633	966	610	301	281
Recoveries	1	1	0	0	0
Charged off loans:
Commercial Loans	(188)	(284)	(58)	(7)	0
Credit cards	—	(1)	(3)	(16)	(1)

Loans to individuals	(23)	(130)	(3)	—	—

Balance at December 31	$2,989	$2,566	$2,014	$1,468	$1,190

The following table summarizes the allocation of the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(000’s omitted)

	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Balance at end of period applicable to:
Commercial and industrial	$756	25.3%	$613	23.9%	$485	24.1%	$352	24.0%	$313	26.3%
Commercial real estate	1,133	37.9	1,067	41.6	818	40.6	599	40.8	448	37.7
Real estate construction	269	9.0	203	7.9	171	8.5	90	6.1	61	5.1
Residential real estate	463	15.5	345	13.4	260	12.9	214	14.6	197	16.5
Loans to individuals	368	12.3	338	13.2	280	13.9	213	14.5	171	14.4

Total allowance	$2,989	100.0%	$2,566	100.0%	$2,014	100.0%	$1,468	100.0%	$1,190	100.0%

During 2004, 2003 and 2002, the Company charged off loans in the amounts of $211,000, $415,000 and $64,000, respectively. The $211,000 in loans charged off in 2004 was comprised of $188,000 in commercial loans and $23,000 in loans to individuals. The $415,000 in loans charged off in 2003 was comprised of $284,000 in commercial loans, $1,000 in credit card loans and $130,000 in loans to individuals. The $64,000 in loans charged off in 2002 was comprised of $58,000 in commercial loans, $3,000 in credit card loans and $3,000 in loans to individuals.

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

Nonperforming assets at December 31, 2004, 2003 and December 31, 2002 are detailed as follows:

NONPERFORMING ASSETS

(000’s omitted)

	December 31,
	2004	2003	2002	2001	2000
Nonaccrual loans	$150	$1,094	$—	$514	$102
Loans past due 90 days or more	240	—	390	25	54
Restructured loans	—	152	—	—	230

Total nonperforming loans	390	1,246	390	539	386

Foreclosed, repossessed and idled properties	1	—	196	—	—

Total nonperforming assets	$391	$1,246	$586	$539	$386

If the nonaccrual loans disclosed above had performed in accordance with their original terms, additional interest income in the amount of $6,000, $18,000 and $15,000 would have been recorded for the years ended December 31, 2004, 2003 and 2002, respectively.

The total recorded investment in impaired loans was $390,000, $1.2 million and $390,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The special loan loss allowance related to impaired loans was $31,000, $127,000 and $0, respectively for the above-referenced time periods. Management believes that the above special reserves are adequate for the impaired loans in the Company’s portfolio based upon a detailed review of the quality and pledged collateral of each individual loan considered impaired at each of the above-referenced periods.

Other Assets

The Company has purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s SERP and other employee benefits plans. Bank owned life insurance was $6.1million at December 31, 2004, an increase of $0.3 million over the $5.8 million reported as of December 31, 2003. In 2003 bank owned life insurance increased by $2.6 million over the $3.2 million reported as of December 31, 2002. Additional purchases of split dollar life insurance contracts on key employees in the first and fourth quarters in the amount of $2.4 million contributed to the total increase during 2003. There were no additional purchases of bank owned life insurance in 2004.

Other assets were $1.9 million at December 31, 2004, an increase of $400,000 from the level reported as of December 31, 2002. Other assets were $1.5 million at December 31, 2003, an increase of $500,000 over the $1.0 million reported as of December 31, 2002.

Deposits

The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges and the convenience of banking locations. Competition for deposits is intense from other depository institutions and money market funds, some of which offer interest rates higher than those paid by the Bank. Management attempts to identify and implement pricing and marketing strategies designed to control the overall cost of deposits and to maintain a stable deposit mix. At 61.2%, the ratio of certificates of deposit to total deposits remained virtually unchanged at December 31, 2004. At December 31, 2003 the ratio of certificates of deposit to total deposits was 61.0%, a decrease from 63.4% at December 31, 2002. At 2.2% for 2004, the cost of funds ratio was unchanged from 2003. The 2.2% cost of funds ratio in 2003 was a decrease of 0.5% over the 2002 ratio of 2.7% as the Bank worked diligently during 2003 to reprice deposits downward in response to Federal Reserve prime rate cuts. Average rates paid on time deposits primarily contributed to the decrease in cost of funds during 2003, as the average rate paid decreased by 0.6% to 2.8% from a level of 3.4% during 2002.

As of December 31, 2004 total deposits were $279.3 million, an increase of $56.3 million or 25.2% from their level of $223.0 million one year earlier. The major categories of increases over 2003 were $10.4 million in non-interest bearing demand deposits, $3.1 million in interest bearing demand deposits, $7.5 million in money market deposits, $0.4 million in saving deposits and $34.9 million in time deposits. As of December 31, 2003 total deposits were $223.0 million, an increase of $40.8 million or 22.4% from their level of $182.2 million one year earlier. The major categories of increases over 2002 were $6.0 million in non-interest bearing demand deposits, $4.6 million in interest bearing demand deposits, $8.7 million in money market deposits, $1.3 million in saving deposits and $20.2 million in time deposits.

At December 31, 2004 noninterest-bearing demand deposits were $47.1 million or 16.9% of total deposits, compared with $36.7 million or 16.4% of total deposits at December 31, 2003. On December 31, 2002 noninterest-bearing demand deposits were $30.7 million or 16.9% of total deposits. At December 31, 2004 nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts, and savings accounts) were $108.5 million or 38.8% of total deposits, compared with $87.1 million or 39.0% of total deposits at December 31, 2003 and $66.5 million or 36.6% of total deposits at December 31, 2002.

Total interest bearing deposits were $232.2 million at December 31, 2004, an increase of $45.9 million or 24.6% from their level at December 31, 2003. Total interest bearing deposits were $186.3 million at December 31, 2003, an increase of $34.8 million or 23.0% over their level of $151.5 million at December 31, 2002. Total time deposits at December 31, 2004 were $170.8 million or 61.2% of total deposits, compared with $135.9 million or 61.0% of total deposits at December 31, 2003 and $115.7 million or 63.4% of total deposits at December 31, 2002.

The following table summarizes deposits for the years ended December 31, 2004, 2003 and 2002.

DEPOSIT MIX

(000’s omitted)

	December 31, 2004		December 31, 2003		December 31, 2002
	Balance	Percent	Balance	Percent	Balance	Percent
Interest bearing deposits:
NOW accounts	$19,591	7.0	$16,602	7.4	$12,007	6.6
Money market accounts	36,758	13.2	29,217	13.1	20,521	11.3
Savings	4,957	1.8	4,593	2.1	3,275	1.8
Time deposits over $100,000	39,786	14.2	39,464	17.7	33,982	18.6
Time deposits under $100,000	131,133	46.9	96,478	43.3	81,734	44.8

Total interest bearing deposits	232,225	83.1	186,354	83.6	151,519	83.1

Noninterest bearing deposits:
Demand deposits	47,108	16.9	36,668	16.4	30,724	16.9

Total deposits	$279,333	100.0%	$223,022	100.0%	$182,243	100.0%

For the year ended December 31, 2004 average noninterest bearing demand deposits were $39.8 million or 15.5% of average total deposits. Average noninterest bearing demand deposits were $33.4 million or 16.5% of average total deposits for the year ended December 31, 2003 and $24.1 million or 14.8% of average total deposits for the year ended December 31, 2002. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) averaged $94.9 million or 37.0% of average total deposits in 2004, up $38.2 million from their level in 2003. Nonmaturity deposits averaged $75.8 million or 37.4% of average total deposits in 2003, up from $56.7 million or 34.9% of average total deposits in 2002. Total interest bearing deposits averaged $217.0 million for the year ended December 31, 2004, an increase of $47.4 million or 28.0% over their level for the prior year. Total interest bearing deposits averaged $169.6 million for the year ended December 31, 2003, an increase of $30.8 million or 22.2% over their level of $138.8 million for the year ended December 31, 2002. Total time deposits averaged $161.9 million or 63.0% of average total deposits, up from $127.2 million in 2003 or 62.6% of average total deposits and $106.2 million or 65.1% of average total deposits in 2002.

The following table summarizes average deposits for the years ended December 31, 2004, 2003 and 2002.

AVERAGE DEPOSIT MIX

(000’s omitted)

	December 31, 2004		December 31, 2003		December 31, 2002
	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent
Interest bearing deposits:
NOW accounts	$17,019	6.6	$13,277	6.5	$10,325	6.3
Money market accounts	33,466	13.0	25,097	12.4	19,636	12.1
Savings	4,592	1.8	4,069	2.0	2,697	1.7
Time deposits over $100,000	37,855	14.7	35,584	17.5	32,638	20.0
Time deposits under $100,000	124,086	48.4	91,569	45.1	73,524	45.1

Total interest bearing deposits	217,018	84.5	169,596	83.5	138,820	85.2

Noninterest bearing deposits:
Demand deposits	39,843	15.5	33,378	16.5	24,110	14.8

Total average deposits	$256,861	100.0%	$202,974	100.0%	$162,930	100.0%

The following table presents the maturity schedule of certificates of deposit of $100,000 or more as of December 31, 2004, 2003 and 2002.

MATURITY SCHEDULE OF CERTIFICATES

OF DEPOSIT OVER $100,000

(000’s omitted)

	December 31, 2004	December 31, 2003	December 31, 2002
Three months or less	$9,410	$11,269	$12,183
Over three through 6 months	6,086	7,400	4,094
Over six through 12 months	9,696	10,250	7,886
Over 12 months	14,594	10,545	9,819

Total	$39,786	$39,464	$33,982

Short-Term Borrowings

The Company’s short-term borrowings at December 31, 2004 were $15.0 million, unchanged from December 31, 2003 and up from $10.0 million as of December 31, 2002. Short-term borrowings at December 31, 2004 consist of a Federal Home Loan Bank of Atlanta daily rate credit in the amount of $5.0 million and a Federal Home Loan Bank of Atlanta adjustable rate credit in the amount of $10.0 million. The daily rate credit is rolled over on a daily basis at the stated Federal Home Loan Bank of Atlanta daily rate. There is no stated maturity date. Interest is paid monthly on the daily rate credit. The Federal Home Loan Bank of Atlanta adjustable rate credit in the amount of $10.0 million has a one- year term and was renewed in December 2004 with a new maturity date of December 16, 2005. The advance reprices quarterly on the date of each quarterly interest payment based on 3-month LIBOR, and the current rate is 2.59%. See the liquidity section for further information on the preceding borrowings.

Federal funds purchased were $2.2 million at December 31, 2004, $2.6 million at December 31, 2003 and $0 at December 31, 2002.

The Bank has in place a commercial sweep account program. The balances in the program were $5.8 million at December 31, 2004, $4.7 million at December 31, 2003 and $5.9 million at December 31, 2002. The program consists of establishing a demand deposit account in which the Bank invests available balances daily in securities on an overnight basis subject to repurchase. On the following business day, the Bank will repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month. The contractual agreement states that the repurchase agreement is not a deposit and therefore is not insured by the Federal Deposit Insurance Corporation. Therefore, these repurchase balances are not reported as deposits but as short-term borrowings.

The following table presents information on each category of the Company’s short-term debt, which generally mature within one to seven days from the transaction date.

SHORT-TERM BORROWINGS

(000’s omitted)

	Year Ended December 31,
	2004	2003	2002
Actual amount outstanding at period end:
Federal funds purchased	$2,187	$2,556	—
Securities sold under agreements to repurchase	$5,817	$4,727	$5,864

Weighted average actual interest rate at period end:
Federal funds purchased	2.48%	1.33%	—%
Securities sold under agreements to repurchase	.72%	.69%	.94%

Maximum amount outstanding at any month-end in period:
Federal funds purchased	$8,203	$5,653	$5,381
Securities sold under agreements to repurchase	$8,131	$6,344	$6,575

Average amount outstanding during period end:
Federal funds purchased	$1,375	$1,491	$880
Securities sold under agreements to repurchase	$5,930	$5,786	$5,572

Weighted average interest rate during the period:
Federal funds purchased	1.67%	1.61%	2.05%
Securities sold under agreements to repurchase	.71%	.85%	1.31%

Long-Term Borrowings

Federal Home Loan Bank advances are relatively cost-effective funding sources and provide the Company with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. The increase in advances during the year reflects the funding to support investment growth.

The Company has outstanding long-term debt with the Federal Home Bank of Atlanta in the amount of $37.0 million as of December 31, 2004, unchanged from December 31, 2003. The December 31, 2003 level of $37.0 million was an increase of $7.0 million or 23.3% over the $30.0 million balance as of December 31, 2002. There are four convertible advances in the amount of $5.0 million each, one convertible advance in the amount of $7.0 million, and one convertible advance in the amount of $10.0 million currently drawn. The Federal Home Bank of Atlanta has the option to convert the $37.0 million in convertible advances on the conversion dates below and any interest payment date thereafter with at least two business days notice. If called, the four $5.0 million convertible advances and the one $7.0 million convertible advance will be converted into a 3-month LIBOR-based adjustable rate credit (ARC) at 3-month LIBOR flat. The $10.0 million convertible advance may be converted into a 3-month LIBOR-based floating rate advance (ARC) at 3-month LIBOR flat only if 3-month LIBOR is greater than or equal to 7.0%. The following table provides more information on the outstanding advances as of December 31, 2004.

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

Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures

Valley Financial (VA) Statutory Trust I, a statutory business trust (the “Trust”), was created by the Company on June 26, 2003, at which time the Trust issued $4.0 million in aggregate liquidation amount of $1 par value preferred capital trust securities which mature June 26, 2033. Distributions are payable on the securities at a floating rate equal to the 3-month London Interbank Offered Rate (“LIBOR”) plus 3.10%, capped at 11.75%, and the securities may be prepaid at par by the Trust at any time after June 26, 2008. The principal assets of the Trust are $4.124 million of the Company’s junior subordinated debentures which mature on June 26, 2033, and bear interest at a floating rate equal to the 3-month LIBOR plus 3.10%, capped at 11.75%, and which are callable by the Company after June 26, 2008. All $.124 million in aggregation liquidation amount of the Trust’s common securities are held by the Company.

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

The Company has established risk measures, limits, policy guidelines and internal control mechanisms for managing the overall asset/liability management (“ALM”) position. The responsibility for interest rate risk control resides with Company management, with oversight by the Board of Directors and its Investment Committee. The Company seeks to balance the return potential of the ALM position against the desire to limit volatility in earnings.

At least quarterly, the Company measures the ALM position using interest rate sensitivity (“IRS”) simulation modeling to estimate what assets and liabilities would reprice, and to what extent, within a one-year period in response to an immediate 200 basis point change in the Prime Rate, as well as in response to more gradual interest rate changes. The model also incorporates Management’s forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to the earnings of the Company. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected.

One of the Company’s interest rate sensitivity objectives is to keep the change in net interest income over twelve months at or below 5% under an immediate 200 basis point interest rate shock scenario. At December 31, 2004 it was estimated that an immediate 200 basis point increase in Prime and Federal Funds would change net interest income by +5.27%. At December 31, 2003 it was estimated that an immediate 200 basis point increase in Prime and Federal Funds would change net interest income by +3.39%. At December 31, 2002 it was estimated that an immediate 200 basis point increase in Prime would change net interest income by +3.54%.

Another interest rate sensitivity objective is to keep the change in net income over twelve months at or below 20% under an immediate 200 basis point interest rate shock scenario. At December 31, 2004 it was estimated that an immediate 200 basis point increase in Prime and Federal Funds would change net income by +13.39%. At December 31, 2003 it was estimated that an immediate 200 basis point increase in Prime would change net income by +7.79%. At December 31, 2002 it was estimated that an immediate 200 basis point increase in Prime would change net income by +8.28%.

IRS estimates interest sensitivity in the short term (ensuing 12 months). The Company also estimates interest sensitivity by the Economic Value of Equity (EVE), which is the net present value of the balance sheet’s cash flows or the residual value of future cash flows ultimately due to shareholders. EVE is generally considered a better measure of long-term interest sensitivity than is IRS. The Company’s objective is for EVE to change 25% or less in an immediate 300 basis point interest rate shock scenario. As of December 31, 2004 it was estimated that an immediate 300 basis point increase in Prime would change EVE by –4.96%, while an immediate 300 basis point decrease would change EVE by +2.35%. As of December 31, 2003 it was estimated that an immediate 300 basis point increase in Prime would change EVE by –2.55%, while an immediate 300 basis point decrease would change EVE by –5.41%. The Company did not measure EVE prior to December 31, 2003.

The following table shows the sensitivity of the Company’s balance sheet at the date indicated, but is not necessarily indicative of the position on other dates.

INTEREST RATE SENSITIVITY

Maturities/Repricing (000’s omitted)

	December 31, 2004
	1-3 Months	4-12 Months	13-60 Months	Over 60 Months	Total
Earning Assets:
Loans, excluding nonaccruals	$131,330	$10,314	$90,437	$50,545	$282,626
Investment securities	417	199	18,221	49,137	67,974
Restricted equity securities	—	—	—	3,501	3,501
Interest-bearing deposits in banks	62	—	—	—	62

Total earning assets	131,809	10,513	108,658	103,183	354,163

Interest Bearing Liabilities:
NOW accounts	19,591	—	—	—	19,591
Money market accounts	36,758	—	—	—	36,758
Savings	4,957	—	—	—	4,957
Certificates of Deposit	29,032	77,030	64,857	—	170,919

Total Deposits	90,338	77,030	64,857	—	232,225

Repurchase agreements	5,817	—	—	—	5,817
FHLB advances	40,000	—	12,000	—	52,000
Federal funds purchased	2,187	—	—	—	2,187
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	4,000	—	—	—	4,000

Total interest bearing liabilities	142,342	77,030	76,857	—	296,229

Interest Rate Gap	$(10,533)	$(66,517)	$31,801	$103,183	$57,934

Cumulative interest sensitivity gap	$(10,533)	$(77,050)	$(45,249)	$57,934	—

Ratio of sensitivity gap to total earning assets	(2.97%)	(18.78%)	8.98%	29.13%	16.36%

Cumulative ratio of sensitivity gap to total earning assets	(2.97%)	(21.76%)	(12.78%)	16.36%	—

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements, and Related Party Transactions

A summary of the Company’s significant contractual obligations and commitments is presented in the following table, with a reference to the footnote disclosure in Item 7 detailing the dollar amount by maturity.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Contractual Cash Obligations	Footnote Disclosure in Item 7 Notes to Consolidated Financial Statements
Federal Home Loan Bank advances	Footnote 8
Trust preferred securities debt	Footnote 8
Operating Leases	Footnote 6
Supplemental Executive Retirement Plan	Footnote 11

Other Commitments
Commitments to extend credit	Footnote 14
Standby Letters of Credit	Footnote 14

Related Party Transactions
Related Party Transactions	Footnote 16

Capital Adequacy

The Company’s financial position at December 31, 2004, 2003 and 2002 reflects liquidity and capital levels currently adequate to fund anticipated short-term business expansion. Capital ratios are in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

There were no major capital expenditures completed in 2004. Major capital expenditures completed in 2003 include the construction of the Bank’s seventh full-service branch in the Lewis-Gale Hospital area and extensive leasehold improvements to the Bank’s headquarters facility.

Total shareholders’ equity was $28.3 million at December 31, 2004 compared with $21.6 million at December 31, 2003, an increase of $6.8 million or 31.3%. This $6.8 million increase is primarily attributable to the $3.8 million net proceeds from a private placement of stock and 2004 net income of $2.8 million. Other components of the increase include a $176,000 decrease from the level at December 31, 2003 in accumulated other comprehensive income (loss), comprised exclusively of unrealized gains (losses) on available-for-sale investment securities, and $754,000 in proceeds from the exercise of stock options during 2004.

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

For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:

CAPITAL RATIOS

Ratio	12/31/04	12/31/03	12/31/02	Minimum
Tier 1	10.5%	10.3%	9.3%	4%

Total	11.5%	11.3%	10.3%	8%

Leverage	8.8%	8.4%	7.7%	4%

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

The Company’s ratio of liquid assets to deposits and short-term borrowings was 17.5%, 20.9% and 17.6% at December 31, 2004, 2003 and 2002, respectively. The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. The Company had federal funds sold of $0, $0 and $4.1 million at December 31, 2004, 2003 and 2002, respectively. During 2004 deposit growth and an increase in securities sold under agreements to repurchase in the amounts of $56.3 million and $1.1 million, respectively, a total of $57.4 million, trailed loan growth in the amount of $60.2 million and investment growth of $5.8 million. In the course of 2004 cash and money market investments were reduced $1.0 million, proceeds from the exercise of outstanding stock options were $754,000 and the private stock placement generated net proceeds of $3.8 million.

During 2003 deposit growth, partially offset by a decrease in securities sold under agreements to repurchase in the amounts of $40.8 million and $1.2 million, respectively, a total of $39.6 million, surpassed loan growth in the amount of $36.9 million. The excess $2.7 million coupled with $12.0 million in Federal Home Loan Bank advances ($5.0 million short-term and $7.0 million long-term), $4.0 million in guaranteed preferred beneficial interests in the Company’s junior subordinated debentures, $4.1 in returned federal funds sold, and $2.6 million in federal funds purchased, was used to fund investment purchases in excess of sales, calls, and principal paydowns in the amount of $24.2 million and split dollar life insurance on key employees in the amount of $2.6 million.

As of December 31, 2004 the Company had pledged approximately $16.3 million of its investment portfolio as collateral for borrowings from the Federal Home Loan Bank. As of that date, the Company had approximately $23.2 million in remaining credit availability from the Federal Home Loan Bank. As of December 31, 2003 the Company had pledged approximately $16.0 million of its investment portfolio as collateral for borrowings from the Federal Home Loan Bank. As of that date, the Company had approximately $25.2 million in remaining credit availability from the Federal Home Loan Bank.

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

Financial Ratios

The following table presents certain financial ratios for the years ended December 31, 2004, 2003 and 2002.

KEY FINANCIAL RATIOS

	Years Ended December 31,
	2004	2003	2002
Return on average assets	0.82%	0.93%	1.02%
Return on average equity	12.00%	12.9%	12.9%
Dividend payout ratio	16.71%	—	—
Average equity to average assets	6.8%	7.2%	7.9%

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 contain a summary of its significant accounting policies. Management believes the Company’s policy, with respect to the methodology for the determination of the allowance for loan losses, involves a higher degree of complexity and requires management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, the Company considers the policy related to this area critical.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The allowance for loan losses is evaluated on a regular basis by management. On a quarterly basis, management performs a detailed analysis of the allowance for loan losses to verify the adequacy of the allowance in meeting possible losses in the loan portfolio.

Recent and Future Accounting Considerations

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which establishes guidance for determining when an entity should consolidated another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transferors to qualified special-purpose entities (“QSPEs”) and certain other interests in a QSPE are not subject to the requirements of FIN 46. On December 17, 2003, the FASB revised FIN 46 (FIN 46R) and deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004, however, for special-purpose entities the Company would be required to apply FIN 46 as of December 31, 2003. The Interpretation had no effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. This Statement had no effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payments. SFAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company will most likely apply SFAS 123(R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted stock option awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt SFAS 123(R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by SFAS 123, Accounting for Stock-Based Compensation. As a small business issuer, SFAS 123(R) is effective for the Company for the first reporting period beginning after December 15, 2005.

Item 7.	Financial Statements

Independent Auditor’s Report

Board of Directors and Shareholders

Valley Financial Corporation

Roanoke, Virginia

We have audited the consolidated balance sheets of Valley Financial Corporation and its subsidiary (Valley Bank) as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley Financial Corporation and subsidiary as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Larrowe & Company, plc Galax, Virginia January 21, 2005

Valley Financial Corporation

Consolidated Balance Sheet

December 31, 2004 and 2003

(In thousands, except share data)

	2004	2003
Assets
Cash and due from banks	$7,119	$7,511
Interest-bearing deposits in banks	62	713
Securities available-for-sale	45,820	40,066
Securities held-to-maturity (approximate market values of $22,084 and $22,828 in 2004 and 2003, respectively)	22,154	22,986
Restricted equity securities	3,501	3,143
Loans, net of allowance for loan losses of $2,989 in 2004 and $2,566 in 2003	279,785	220,032
Premises and equipment, net	6,077	6,067
Bank owned life insurance	6,125	5,835
Accrued interest receivable	1,434	1,204
Other assets	1,902	1,576

Total assets	$373,979	$309,133

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	47,108	36,668
Interest-bearing deposits	232,225	186,354

Total deposits	279,333	223,022
Federal funds purchased and securities sold under agreements to repurchase	8,004	7,283
Short-term borrowings	15,000	15,000
Long-term borrowings	37,000	37,000
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	4,000	4,000
Accrued interest payable	1,050	736
Other liabilities	1,276	530

Total liabilities	345,663	287,571

Commitments and other matters	—	—

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value;
10,000,000 shares authorized; 4,074,630 and 3,665,502 shares issued and outstanding in 2004 and 2003, respectively	16,974	12,396
Retained earnings	11,321	8,969
Accumulated other comprehensive income	21	197

Total shareholders’ equity	28,316	21,562

Total liabilities and shareholders’ equity	$373,979	$309,133

See accompanying notes to consolidated financial statements.

Valley Financial Corporation

Consolidated Statements of Income

Years Ended December 31, 2004 and 2003

(In thousands, except per share data)

	2004	2003
Interest income
Interest and fees on loans	$14,884	$12,971
Interest on securities - taxable	2,270	1,565
Interest on securities - nontaxable	644	629
Interest on deposits in banks	60	50

Total interest income	17,858	15,215

Interest expense
Interest on deposits	4,862	3,909
Interest on long-term borrowings	1,580	1,537
Interest on short-term borrowings	236	143
Interest on guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	186	88
Interest on federal funds purchased and securities sold under agreements to repurchase	65	73

Total interest expense	6,929	5,750

Net interest income	10,929	9,465
Provision for loan losses	633	966

Net interest income after provision for loan losses	10,296	8,499

Noninterest income
Service charges on deposit accounts	801	730
Realized gains on sale of securities available-for-sale	17	7
Income earned on bank owned life insurance	290	253
Other income on real estate loans	91	179
Other income	159	157

Total noninterest income	1,358	1,326

Noninterest expense
Personnel	4,292	3,406
Occupancy	494	392
Data processing and equipment	935	762
Franchise and purchased tax credit expense	196	282
Loan operation expenses	436	348
Deposit operation expenses	199	157
Foreclosed asset expense, net	12	9
Other expense	1,243	1,098

Total noninterest expense	7,807	6,454

Income before income taxes	3,847	3,371
Income tax expense	1,023	771

Net income	$2,824	$2,600

Earnings per share
Basic earnings per share	$.75	$.71

Diluted earnings per share	$.70	$.67

See accompanying notes to consolidated financial statements.

Valley Financial Corporation

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2004 and 2003

(In thousands, except share data)

	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances at December 31, 2002	3,657,474	$12,353	$6,369	$302	$19,024

Comprehensive income:
Net income	—	—	2,600	—	2,600
Unrealized losses on securities available-for-sale, net of deferred tax benefit of $52	—	—	—	(100)	(100)
Reclassification adjustment, net of deferred tax benefit of $2	—	—	—	(5)	(5)

Total comprehensive income					2,495

Exercise of stock options	8,028	43	—	—	43

Balances at December 31, 2003	3,665,502	12,396	8,969	197	21,562

Comprehensive income:
Net income	—	—	2,824	—	2,824
Unrealized losses on securities available-for-sale, net of deferred tax benefit of $84	—	—	—	(165)	(165)
Reclassification adjustment, net of deferred tax benefit of $6	—	—	—	(11)	(11)

Total comprehensive income					2,648

Issuance of stock	275,000	3,850	—	—	3,850
Stock issuance costs	—	(26)	—	—	(26)
Cash dividends declared ($.12 per share)	—	—	(472)	—	(472)
Exercise of stock options	134,128	754	—	—	754

Balances at December 31, 2004	4,074,630	$16,974	$11,321	$21	$28,316

See accompanying notes to consolidated financial statements.

Valley Financial Corporation

Consolidated Statements of Cash Flows

Years Ended December 31, 2004 and 2003

(In thousands)

	2004	2003
Cash flows from operating activities
Net income	$2,824	$2,600
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	633	966
Depreciation and amortization of bank premises and software	625	499
Deferred income tax	(233)	(229)
Net gains on sale of securities	(17)	(7)
Net losses on foreclosed properties	8	9
Net losses on fixed asset disposals	—	7
Net amortization (accretion) of bond premiums/discounts	284	238
Decrease in unearned fees	(3)	(9)
Increase in accrued interest receivable	(230)	(92)
Increase in other assets	(485)	(405)
Increase in value of life insurance contracts	(290)	(253)
Increase (decrease) in accrued interest payable	314	(308)
Increase (decrease) in other liabilities	502	(265)

Net cash provided by operating activities	3,932	2,751

Cash flows from investing activities
Decrease in interest bearing deposits in banks	651	3,726
Purchases of premises and equipment	(538)	(1,617)
Purchases of securities available-for-sale	(20,211)	(29,991)
Purchases of securities held-to-maturity	(2,368)	(14,483)
Purchases of restricted equity securities	(358)	(716)
Proceeds from sales/calls/paydowns/maturities of securities available-for-sale	14,153	9,482
Proceeds from paydowns on securities held-to-maturity	3,061	11,528
Purchase of bank owned life insurance	—	(2,404)
Proceeds from sale of foreclosed properties	287	480
Capitalized expenditures on foreclosed property	—	(29)
Increase in loans, net	(60,383)	(37,620)

Net cash used in investing activities	(65,706)	(61,644)

Cash flows from financing activities
Increase in non-interest bearing deposits	10,440	5,944
Increase in interest bearing deposits	45,871	34,835
Proceeds from short-term borrowings	—	5,000
Increase in federal funds purchased and securities sold under agreements to repurchase	721	1,419
Proceeds from long-term borrowings	—	7,000
Proceeds from issuance of guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	—	4,000
Cash dividends paid	(228)	—
Proceeds from issuance of common stock	4,578	43

Net cash provided by financing activities	61,382	58,241

Net increase (decrease) in cash and due from banks	(392)	(652)

Cash and due from banks at beginning of year	7,511	8,163

Cash and due from banks at end of year	$7,119	$7,511

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$6,615	$6,058

Cash paid during the year for income taxes	$889	$996

Noncash financing and investing activities
Transfer of loans to foreclosed property	$295	$264

See accompanying notes to consolidated financial statements.

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

December 31, 2004 and 2003

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

Interest-Bearing Deposits in Banks

Interest bearing deposits in banks mature within one year and are carried at cost.

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

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans Held-for-Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

December 31, 2004 and 2003

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

Property and Equipment

Land is carried at cost. Bank premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives:

Years
Buildings and improvements	30
Furniture and equipment	3-10
Land and leasehold improvements	3-15

Foreclosed Properties

Assets acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less anticipated cost to sell at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the asset is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in foreclosed asset expense.

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

December 31, 2004 and 2003

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

December 31, 2004 and 2003

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

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 1.	Summary of Significant Accounting Policies, continued

Reclassification

Certain reclassifications have been made to the financial statements of the prior year to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which establishes guidance for determining when an entity should consolidated another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transferors to qualified special-purpose entities (“QSPEs”) and certain other interests in a QSPE are not subject to the requirements of FIN 46. On December 17, 2003, the FASB revised FIN 46 (FIN 46R) and deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004, however, for special-purpose entities the Company would be required to apply FIN 46 as of December 31, 2003. The Interpretation had no effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. This Statement had no effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payments. SFAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company will most likely apply SFAS 123(R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted stock option awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt SFAS 123(R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by SFAS 123, Accounting for Stock-Based Compensation. As a small business issuer, SFAS 123(R) is effective for the Company for the first reporting period beginning after December 15, 2005.

Note 2.	Restrictions on Cash

To comply with Federal Reserve regulations, the Bank will be required to maintain certain average reserve balances. The daily cash reserve requirement for the week including December 31, 2004 was $2,132, less cash on hand in the amount of $891, or a net of $1,241. The daily cash reserve requirement for the week including December 31, 2003 was $992, less cash on hand in the amount of $794, or a net of $198.

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 3.	Securities

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale as of December 31, 2004 and 2003 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
2004
U.S. Treasury	$—	$—	$—	$—
U.S. Government agencies and corporations	9,853	59	8	9,904
Mortgage-backed securities	26,313	37	351	25,999
States and political subdivisions	9,422	312	16	9,718
Corporate debt	200	1	2	199

	$45,788	$409	$377	$45,820

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
2003
U.S. Treasury	$—	$—	$—	$—
U.S. Government agencies and corporations	4,682	48	2	4,728
Mortgage-backed securities	24,821	157	258	24,720
States and political subdivisions	10,065	382	30	10,417
Corporate debt	200	2	1	201

	$39,768	$589	$291	$40,066

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity as of December 31, 2004 and 2003 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
2004
U.S. Treasury	$199	—	1	198
U.S. Government agencies and corporations	9,930	46	149	9,827
Mortgage-backed securities	4,802	17	13	4,806
States and political subdivisions	7,223	76	46	7,253

	$22,154	$139	$209	$22,084

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
2003
U.S. Treasury	$199	$1	$—	$200
U.S. Government agencies and corporations	7,933	24	122	7,835
Mortgage-backed securities	7,933	29	30	7,932
States and political subdivisions	6,921	49	109	6,861

	$22,986	$103	$261	$22,828

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 3.	Securities, continued

The following tables detail unrealized losses and related fair values in the Bank’s available-for-sale and held-to-maturity investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2004.

Temporarily Impaired Securities in AFS Portfolio

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Government agencies and corporations	$3,481	$8	$—	$—	$3,481	$8
Mortgage-backed securities	13,744	192	5,582	159	19,326	351
Corporate debt	98	2	—	—	98	2
State and political subdivisions	1,167	9	178	7	1,345	16

Total temporarily impaired securities	$18,490	$211	$5,760	$166	$24,250	$377

Temporarily Impaired Securities in HTM Portfolio

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$198	$1	$—	$—	$198	$1
U. S. Government agencies and corporations	3,949	51	1,902	98	5,851	149
Mortgage-backed securities	783	3	724	10	1,507	13
State and political subdivisions	—	—	1,825	46	1,825	46

Total temporarily impaired securities	$4,930	$55	$4,451	$154	$9,381	$209

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary. Management believes all unrealized losses presented in the table above are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 3.	Securities, continued

The amortized costs and approximate fair values of available-for-sale securities as of December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Costs	Fair Values
Due in one year or less	$—	$—
Due after one year through five years	2,107	2,135
Due after five years through ten years	12,134	12,330
Due after ten years	5,234	5,356
Mortgage-backed securities	26,313	25,999

	$45,788	$45,820

The amortized costs and approximate fair values of held to maturity securities as of December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Costs	Fair Values
Due in one year or less	$199	$198
Due after one year through five years	—	—
Due after five years through ten years	5,337	5,382
Due after ten years	11,816	11,698
Mortgage-backed securities	4,802	4,806

	$22,154	$22,084

Securities (excluding restricted equity securities) with amortized costs of $32,580 and $36,949 as of December 31, 2004 and 2003, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Restricted equity securities consist of Federal Home Loan Bank stock in the amount of $2,958 and $2,600, Federal Reserve Bank stock in the amount of $483 and $367, and Community Bankers Bank stock in the amount of $60 and $60 as of December 31, 2004 and 2003, respectively. Restricted equity securities are carried at cost. The Federal Home Loan Bank requires the Bank to maintain stock in an amount equal to 5% of outstanding borrowings. The Federal Reserve Bank of Richmond requires the Bank to maintain stock with a par value equal to 3% of its outstanding capital.

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 4.	Loans Receivable

The major components of loans in the consolidated balance sheets at December 31, 2004 and 2003 are as follows:

	2004	2003
Commercial	$71,580	$53,141
Real estate:
Construction and land development	25,404	17,622
Residential, 1-4 families	43,848	29,959
Commercial	107,186	92,563
Consumer	34,758	29,318

	282,776	222,603

Unearned loan origination costs, net of fees	(2)	(5)
Allowance for loan losses	(2,989)	(2,566)

	$279,785	$220,032

Substantially all one-four family residential and commercial real estate loans collateralize the line of credit available from the Federal Home Loan Bank.

Note 5.	Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	2004	2003
Balance, beginning	$2,566	$2,014
Provision charged to expense	633	966
Recoveries of amounts charged off	1	1
Amounts charged off	(211)	(415)

Balance, ending	$2,989	$2,566

An allowance determined in accordance with SFAS No. 114 and No. 118 is provided for all impaired loans. The total recorded investment in impaired loans and the related allowance for loan losses at December 31, 2004 and 2003 is as follows:

	2004	2003
Impaired loans without a valuation allowance	$331	$155
Impaired loans with a valuation allowance	59	1,091

Total impaired loans	$390	$1,246

Valuation allowance related to impaired loans	$31	127

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 5.	Allowance for Loan Losses, continued

The average annual recorded investment in impaired loans and interest income recognized on impaired loans for the years ended December 31, 2004 and 2003 (all approximate) is summarized below:

	2004	2003
Average investment in impaired loans	$162	$550

Interest income recognized on impaired loans	$7	$5

Interest income recognized on a cash basis on impaired loans	$5	$5

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans totaled $150 and $1,094 as of December 31, 2004 and 2003, respectively. Loans past due more than ninety days totaled $240 and $0 as of December 31, 2004 and 2003, respectively. Restructured loans totaled $0 and $152 as of December 31, 2004 and 2003, respectively.

Note 6.	Premises and Equipment

Components of premises and equipment and total accumulated depreciation and amortization as of December 31, 2004 and 2003 are as follows:

	2004	2003
Land and improvements	$1,697	$1,689
Building	3,153	3,063
Furniture, fixtures and equipment	2,800	2,482
Leasehold improvements	679	679
Construction in progress	146	24

	8,475	7,937
Less accumulated depreciation and amortization	(2,398)	(1,870)

	$6,077	$6,067

Depreciation expense for the years ended December 31, 2004 and 2003 amounted to $529 and $419, respectively.

The Company currently leases its main office location under a non-cancelable operating lease. The lease for the main office has a term of six years with the option of three additional renewal terms of five years each. In addition, the Company currently leases one of its branch locations. The lease has a term of twelve years with the option of one additional renewal term of five years. Rental expenses under operating leases were approximately $155 and $163 for 2004 and 2003, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2004 were as follows:

2005	$231
2006	235
2007	243
2008	266
2009	251
Subsequent years	12

$1,238

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 7.	Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004 and 2003 was $39,786 and $39,464, respectively. At December 31, 2004 the approximate scheduled maturities of time deposits are as follows:

Three months or less	$ 29,032
Four to twelve months	77,030
One to three years	59,771
Over three years	5,086

$170,919

Note 8.	Borrowed Funds

Short-term debt

Short-term debt includes Federal Home Loan Bank Advances that mature in 12 months or less, securities sold under agreements to repurchase and federal funds purchased generally mature within one to seven days from the transaction date. Federal Home Loan Bank of Atlanta advances totaled $15,000 at December 31, 2004 and 2003. The $15,000 balance as of December 31, 2004 is comprised of a $5,000 daily rate credit and an adjustable rate credit in the amount of $10,000. The $5,000 daily rate credit was borrowed in September of 2004. The daily rate credit matures daily and is rolled over on a daily basis at the stated Federal Home Loan Bank of Atlanta daily rate. There is no stated maturity date and interest is paid monthly. The adjustable rate credit was renewed for another year in December 2004. The new maturity date is December 16, 2005. The advance reprices quarterly on the date of each quarterly interest payment. The current rate is 2.59%. At December 31, 2004, the Company had $70,821 available under short-term lines of credit.

Additional information is summarized below:

	2004	2003
Outstanding balance at December 31	$23,004	$22,283

Year-end weighted average rate	2.07%	1.12%

Daily average outstanding during the period	$22,305	$18,616

Average rate for the period	1.35%	1.16%

Maximum outstanding at any month-end during the period	$29,154	$26,997

Securities with a fair market value of $13,133 and $11,536 collateralized securities sold under agreements to repurchase at December 31, 2004 and 2003, respectively.

Long-term debt

At December 31, 2004 and 2003, long-term debt was $37,000 and consisted of advances from the Federal Home Loan Bank. These advances are convertible to a floating rate of three month LIBOR by the FHLB on the dates indicated. The weighted average rate at December 31, 2004 is 4.20%.

Details related to long-term debt at December 31, 2004 and 2003 is as follows:

Maturity Date	FHLB Conversion Date	Interest Rate	Advance Amount
2007	Quarterly	3.09	$10,000
2009	Quarterly	5.46	5,000
2010	Quarterly	6.49	5,000
2011	May 9, 2005	4.97	5,000
2011	Nov. 7, 2006	3.91	5,000
2013	March 11, 2008	2.91	7,000

			$37,000

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

Note 9.	Fair Value of Financial Instruments

The carrying amounts and approximate fair values of the Corporation’s financial instruments are as follows at December 31, 2004 and 2003:

	2004		2003
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$7,119	$7,119	$7,511	$7,511
Money market investments	62	62	713	713
Securities available-for-sale	45,820	45,820	40,066	40,066
Securities held-to-maturity	22,154	22,084	22,986	22,828
Restricted equity securities	3,501	3,501	3,143	3,143
Loans, net	279,785	276,931	220,032	220,556
Bank owned life insurance	6,125	6,125	5,835	5,835

Financial liabilities
Deposits	279,333	279,806	223,022	225,006
Short-term Federal Home Loan Bank advances	15,000	15,000	15,000	15,000
Securities sold under agreements to repurchase	5,817	5,817	4,727	4,727
Federal funds purchased	2,187	2,187	2,556	2,556
Long-term Federal Home Loan Bank advances	37,000	38,472	37,000	37,196
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	4,000	4,000	4,000	4,000

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 10.	Earnings per Share

The following table details the computation of basic and diluted earnings per share for each year ended December 31.

	Net Income	Shares	Per Share Amount
Year Ended December 31, 2004
Basic earnings per share	$2,824	3,782,816	$.75

Effect of dilutive stock options	—	241,997

Diluted earnings per share	$2,824	4,024,813	$.70

Year Ended December 31, 2003
Basic earnings per share	$2,600	3,661,918	$.71

Effect of dilutive stock options	—	246,580

Diluted net earnings per share	$2,600	3,908,498	$.67

Note 11.	Employee Benefit Plan

The Company has a defined contribution plan (the Plan) qualifying under IRS Code Section 401(k). Eligible participants in the Plan can contribute up to the maximum percentage allowable not to exceed the dollar limit under IRC Section 401(k). Employee contributions are matched by the Corporation based on 100 percent of the first three percent of an employee’s contribution and 50 percent of employee contributions which exceed three percent but do not exceed six percent. For the years ended December 31, 2004 and 2003 the Corporation contributed $94 and $79 to the Plan, respectively.

During 2002, the Company adopted a deferred compensation plan to provide future compensation to certain members of management. Under plan provisions, payments projected to range from $26 to $161 are payable for 15 years certain, generally beginning at age 65. The liability accrued for compensation deferred under the plan was $483 at December 31, 2004 and $275 at December 31, 2003. Deferred compensation expense, an actuarially determined amount, was $208 during 2004 and $162 during 2003. Assumed discount rate, rate of compensation increase, and expected long-term rate of return on plan assets were 7.25%, 5%, and 5%, respectively at December 31, 2004. Assumed discount rate, rate of compensation increase, and expected long-term rate of return on plan assets were 7.25%, 5%, and 6%, respectively at December 31, 2003.

The Company has purchased and is the beneficiary of life insurance policies designed to fund the deferred compensation liability. The cash value totaled approximately $6,125 and $5,835 at December 31, 2004 and 2003, respectively.

Note 12.	Stock Options

The Company has an Incentive Stock Plan (the Plan) pursuant to which the Human Resources Committee of the Company’s Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 311,850 shares (adjusted for stock splits) of the Company’s authorized, but unissued common stock. Accordingly, 311,850 shares of authorized, but unissued common stock are reserved for use in the Plan. All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of grant. Stock options generally have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of grant. In addition, certain options for 182,196 shares (adjusted for stock splits) based on meeting certain performance criteria have been granted to executive officers.

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 12.	Stock Options, continued

The per share weighted average fair value of stock options granted during 2004 and 2003 was $4.59 and $2.17, respectively, on the date of grant utilizing the Black-Scholes option-pricing model using the assumptions noted below.

	2004	2003
Expected dividend yield	—	—
Risk-free interest rate	3.94%	1.25%
Expected life of options (in years)	10	10
Expected volatility of stock price	27%	17%

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

	2004	2003
Net income:
As reported	$2,824	$2,600
Pro forma	$2,780	$2,544

Basic earnings per share:
As reported	$.75	$.71
Pro forma	$.73	$.69

Diluted earnings per share:
As reported	$.70	$.67
Pro forma	$.68	$.65

Stock option activity during the years ended December 31, 2004 and 2003 (adjusted for stock split) is as follows:

	Shares	Exercise Prices
Balance at December 31, 2002	425,084	$4.11

Granted	45,500	9.27
Exercised	(8,026)	5.29
Expired/forfeited	(10,032)	5.58

Balance at December 31, 2003	452,526	4.58
Granted	26,300	14.20
Exercised	(134,128)	3.48
Expired/forfeited	(8,155)	6.94

Balance at December 31, 2004	336,543	$5.71

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 12.	Stock Options, continued

At December 31, 2004, the range of exercise prices was $2.78 - $14.23 (adjusted for stock split) and the weighted average remaining contractual life of outstanding options was 5.3 years. The grant date fair value of options issued in 2004 is $120.

At December 31, 2003, the range of exercise prices was $2.78 - $11.43 (adjusted for stock split) and the weighted average remaining contractual life of outstanding options was 5.1 years. The grant date fair value of options issued in 2003 is $49.

At December 31, 2004 and 2003, the number of options exercisable was 244,443 and 337,366, respectively, and the weighted average exercise price of those options was $5.40 and $3.78, respectively (adjusted for stock split). There was no compensation cost recognized in income related to stock-based compensation in 2004 or 2003.

Note 13.	Income Taxes

Current and Deferred Income Tax Components

Total income tax expense (benefit) for the years ended December 31, 2004 and 2003 consists of the following:

	2004	2003
Current	$1,256	$1,000
Deferred	(233)	(229)

	$1,023	$771

Rate Reconciliation

Total income tax expense (benefit) differed from the “expected” amount computed by applying the U.S. Federal income tax rate of 34 percent to income before income taxes as a result of the following:

	2004	2003
Tax at statutory federal rate	$1,308	$1,175
Tax-exempt interest income	(219)	(243)
Tax-exempt interest disallowance	22	21
Cash surrender value of life insurance	(99)	(86)
Tax Credits	—	(96)
Other	11	—

	$1,023	$771

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 13.	Income Taxes, continued

Deferred Income Tax Analysis

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets
Allowance for loan losses	$950	$838
Depreciation	32	19
Employee benefits	201	93

Total deferred tax assets	1,183	950

Deferred tax liabilities
Net unrealized gains on available-for-securities	(11)	(101)
Accretion of bond discount	(24)	(24)

Total deferred tax liabilities	(35)	(125)

Net deferred tax assets	$1,148	$825

Note 14.	Commitments and Contingencies

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

December 31, 2004 and 2003

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

	2004	2003
Commitments to extend credit	$96,225	$63,258
Standby letters of credit	4,613	2,259

	$100,838	$65,517

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. Unless renewed, substantially all of the Bank’s credit commitments at December 31, 2004 will expire within one year. Management does not anticipate any material losses as a result of these transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

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

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 15.	Regulatory Restrictions

Dividends

The Company’s principal source of funds for dividend payments is dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by state law, regulations and policies. A state bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand. Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in-capital of the bank. As of December 31, 2004 and 2003, the amount available for payment of dividends was $11,837 and $8,969, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004 and 2003, the Company and the Bank were categorized as well capitalized as defined by applicable regulations. To be categorized as well capitalized the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed the Company’s or the Bank’s category.

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 15.	Regulatory Restrictions, continued

Capital Requirements, continued

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table below.

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2004
Total Capital (to Risk Weighted Assets):
Consolidated	$35,284	11.51%	$24,524	8.0%	$	n/a	n/a
Valley Bank	$30,935	10.16%	$24,358	8.0%		$30,448	10.0%
Tier I Capital (to Risk Weighted Assets):
Consolidated	$32,295	10.54%	$12,256	4.0%	$	n/a	n/a
Valley Bank	$27,946	9.18%	$12,177	4.0%		$18,265	6.0%
Tier I Capital (Leverage) (to Average Assets):
Consolidated	$32,295	8.76%	$14,747	4.0%	$	n/a	n/a
Valley Bank	$27,946	7.59%	$14,728	4.0%		$18,410	5.0%

December 31, 2003
Total Capital (to Risk Weighted Assets):
Consolidated	$27,932	11.32%	$19,748	8.0%	$	n/a	n/a
Valley Bank	$27,555	11.17%	$19,738	8.0%		$24,673	10.0%
Tier I Capital (to Risk Weighted Assets):
Consolidated	$25,366	10.28%	$9,874	4.0%	$	n/a	n/a
Valley Bank	$24,989	10.13%	$9,869	4.0%		$14,804	6.0%
Tier I Capital (Leverage) (to Average Assets):
Consolidated	$25,366	8.37%	$12,118	4.0%	$	n/a	n/a
Valley Bank	$24,989	8.26%	$12,108	4.0%		$15,135	5.0%

Inter-company transactions

Legal lending limits on loans by the Bank to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $2.8 million at December 31, 2004. There were no loans from the Bank to the Company at December 31, 2004.

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

Aggregate 2004 and 2003 loan transactions with directors and executive officers were as follows:

	2004	2003
Balances at beginning of year	$6,324	$4,391
Advances	5,308	2,410
Repayments	(1,183)	(477)

Balances at end of year	$10,449	$6,324

Note 17.	Parent Company Financial Information

Condensed financial information of Valley Financial Corporation is presented below:

Condensed Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Cash	$2,965	$220
Loans	1,550	—
Investment in bank subsidiary, at equity	27,968	25,186
Investment in nonbank subsidiary	124	124
Other assets	122	160

Total assets	$32,729	$25,690

Liabilities
Balance due to nonbank subsidiary	$4,128	$4,126
Balance due to bank subsidiary	—	2
Other liabilities	285	—

Total liabilities	4,413	4,128

Commitments and other matters

Shareholders’ equity
Preferred stock, no par value. 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock no par value. 10,000,000 shares authorized; issued and outstanding 4,074,630 shares and 3,665,502 shares in 2004 and 2003, respectively	16,974	12,396
Retained earnings	11,321	8,969
Accumulated other comprehensive income	21	197

Total shareholders’ equity	28,316	21,562

Total liabilities and shareholders’ equity	$32,729	$25,690

Valley Financial Corporation

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(In thousands, except share and per share data)

Note 17.	Parent Company Financial Information, continued

Condensed Statements of Income

Years Ended December 31, 2004 and 2003

	2004	2003
Income
Interest income	$15	$2
Dividend income from bank subsidiary	43	85

	58	87

Expenses
Interest expense on balance due to nonbank subsidiary	186	88
Other expenses	97	88

	283	176

Loss before income taxes and equity in undistributed net income of subsidiary	(225)	(89)
Income tax benefit	91	59

Loss before equity in undistributed net income of subsidiary	(134)	(30)
Equity in undistributed net income of subsidiary	2,958	2,630

Net income	$2,824	$2,600

Condensed Statements of Cash Flows

Years Ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities
Net income	$2,824	$2,600
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income of subsidiary	(2,958)	(2,630)
(Increase) decrease in other assets	38	(116)
Increase in other liabilities	41	3

Net cash used in operating activities	(55)	(143)

Cash flows from investing activities
Increase in loans	(1,550)	—
Repayment of executive loans	—	74
Investment in nonbank subsidiary	—	(124)
Investment in bank subsidiary	—	(3,880)

Net cash used in investing activities	(1,550)	(3,930)

Cash flows from financing activities
Trust preferred proceeds from nonbank subsidiary	—	4,124
Net proceeds from issuance of common stock	4,578	43
Cash dividends paid	(228)	—

Net cash provided by financing activities	4,350	4,167

Net increase in cash	2,745	94
Cash at beginning of year	220	126

Cash at end of year	$2,965	$220

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

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

The information required by Items 401, 405, and 406 of Regulation S-B is set forth under the captions “Information Concerning Directors and Nominees”, “Certain Relationships and Related Transactions”, “Audit Committee Information”, “Nominating Committee”, “Audit Committee Financial Expert”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Code of Ethics’ of the Company’s Proxy Statement dated March 15, 2005 and is incorporated herein by reference.

Item 10.	Executive Compensation.

The information required by Item 402 of Regulation S-B is set forth under the caption “Executive Compensation” of the Company’s Proxy Statement dated March 15, 2005 and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

The information required by Items 201(d) and 403 of Regulation S-B is set forth under the caption “Security Ownership of Certain Beneficial Owners” of the Company’s Proxy Statement dated March 15, 2005 and is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-B is set forth under the caption “Certain Relationships and Related Transactions” of the Company’s Proxy Statement dated March 15, 2005 and is incorporated herein by reference.

Item 13.	Exhibits and Reports on Form 8-K.

(a)	The following documents are filed as part of this Report:

1.	Financial Statements:

Independent Auditors’ Report.

Consolidated Balance Sheets as of December 31, 2004 and 2003.

Consolidated Statements of Income for the Years Ended December 31, 2004 and 2003.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004 and 2003.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the Financial Statements or related notes.

3.	Exhibits and Reports on Form 8-K:

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on form S-1, as amended).

3.3	Bylaws as amended July 19, 2003 (incorporated herein by reference to Exhibit No. 3.3 of Form 10-KSB filed March 30, 2004, File No. 33-77568).

*10.2	Employment Agreement dated April 8, 1994, by and between the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit No. 10.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

*10.3	Severance Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

*10.4	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.5	Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.5 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.10	First amendment dated August 5, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.10 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.12	Second amendment dated December 14, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.12 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.13	Lease agreement for office space dated September 20, 1996, by and between Valley Bank, N.A. and Betty J. Burrows (incorporated herein by reference to Exhibit No. 10.13 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

*10.6	Severance agreement dated February 9, 1998, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.6 of Form 10-KSB filed March 30, 2000, File No. 33-77568).

*10.7	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

*10.14	Valley Bank Supplemental Retirement Plan effective January 1, 2002 incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

*10.15	Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.15 of Form 10-QSB filed November 14, 2002, File No. 33-77568).

*10.16	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis Gutshall (incorporated herein by reference to Exhibit 10.16 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

*10.17	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.17 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

*10.18	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and J. Randy Woodson (incorporated herein by reference to Exhibit 10.18 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

*10.19	Insurance Loan Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.19 of Form 10-KSB filed March 30, 2004, File No. 33-77568).

*10.20	Insurance Transfer Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.20 of Form 10-KSB filed March 30, 2004, File No. 33-77568).

11.	Statement re Computation of Earnings per Share (filed herewith as Note 10).

21.	Subsidiaries of the Registrant.

24.	Power of Attorney.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Office Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Chief Financial Office Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-KSB pursuant to Item 13(a).

(b)	Reports on Form 8-K filed during the last quarter of the period covered by this report:

The Company filed two reports on Form 8-K during the quarter ended December 31, 2004. The report dated October 22, 2004 reported the Company’s consolidated financial results for the quarter ended September 30, 2004 and the report dated November 22, 2004 reported the Company’s declaration of a $.06 per share cash dividend payable January 3, 2005 to shareholders of record December 15, 2004.

Item 14.	Principal Accountant Fees and Services.

The information required by item 9(e) of Schedule 14A is set forth under the caption “Audit Committee Information” of the Company’s Proxy Statement dated March 15, 2005 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 31, 2005.

Valley Financial Corporation

By:	/s/ Ellis L. Gutshall
Ellis L. Gutshall
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities indicated as of March 31, 2005.

Signature	Title

/s/ Ellis L. Gutshall (Ellis L. Gutshall)	President, Chief Executive Officer and Director (Chief Executive Officer)

/s/ A. Wayne Lewis (A. Wayne Lewis)	Executive Vice President, Chief Operating Officer and Director

/s/ A. Wayne Lewis (A. Wayne Lewis)	Chief Financial Officer (Principal Financial Officer)

/s/ Charles W. Maness, Jr. (Charles W. Maness, Jr.)	Principal Accounting Officer

/s/ Abney S. Boxley, III * (Abney S. Boxley, III)	Director

/s/ William D. Elliot * (William D. Elliot)	Director

(James S. Frantz, Jr.)	Director

/s/ Mason Haynesworth * (Mason Haynesworth)	Director

/s/ Eddie F. Hearp * (Eddie F. Hearp)	Director

/s/ Anna L. Lawson * (Anna L. Lawson)	Director

/s/ Barbara B. Lemon * (Barbara B. Lemon)	Director

/s/ Samuel L. Lionberger, Jr. * (Samuel L. Lionberger, Jr.)	Director

/s/ George W. Logan * (George W. Logan)	Director

/s/ Geoffrey M. Ottaway * (Geoffrey M. Ottaway)	Director

/s/ John W. Starr * (Dr. John W. Starr)	Director

/s/ Ward W. Stevens * (Ward W. Stevens)	Director

/s/ Michael E. Warner * (Michael E. Warner)	Director

* By	/s/ A. Wayne Lewis
A. Wayne Lewis
(Attorney in Fact)

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.3	Bylaws as amended July 19, 2003 (incorporated herein by reference to Exhibit No. 3.3 of Form 10-KSB filed March 30, 2004, File No. 33-77568).

10.2	Employment Agreement dated April 8, 1994, by and between the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit No. 10.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.3	Severance Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.4	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.5	Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.5 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.10	First amendment dated August 5, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.10 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.12	Second amendment dated December 14, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.12 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.13	Lease agreement for office space dated September 20, 1996, by and between Valley Bank, N.A. and Betty J. Burrows (incorporated herein by reference to Exhibit No. 10.13 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.6	Severance agreement dated February 9, 1998, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.6 of Form 10-KSB filed March 30, 2000, File No. 33-77568).

10.7	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

10.14	Valley Bank Supplemental Retirement Plan effective January 1, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

10.15	Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.15 of Form 10-QSB filed November 14, 2002, File No. 33-77568).

10.16	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis Gutshall (incorporated herein by reference to Exhibit 10.16 of Form 10-QSB filed November 14, 21003, File No. 33-77568).

10.17	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.17 of Form 10-QSB filed November 14, 21003, File No. 33-77568).

10.18	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and J. Randy Woodson (incorporated herein by reference to Exhibit 10.18 of Form 10-QSB filed November 14, 21003, File No. 33-77568).

10.19	Insurance Loan Agreement dated December 31, 2003, by and among Valley Financial Corporation, Valley Bank, and Wayne Lewis (incorporated herein by reference to Exhibit No. 10.19 of Form 10-KSB filed March 30, 2004, File No. 33-77568).

10.20	Insurance Transfer Agreement dated December 31, 2003, by and among Valley Financial Corporation, Valley Bank, and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.20 of Form 10-KSB filed March 30, 2004, File No. 33-77568).

11	Statement re Computation of Earnings per Share (filed herewith as Note 10).

21	Subsidiaries of the Registrant.	91

24	Power of Attorney.	92

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	94

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	95

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	96

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	97