Form 10-Q
period 2005-03-31
VALLEY FINANCIAL CORP /VA/
filed 2005-05-16
CIK 921590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

Commission File Number: 000-28342

VALLEY FINANCIAL CORPORATION

VIRGINIA	54-1702380
(State of Incorporation)	(I.R.S. Employer Identification Number)

36 Church Avenue, S.W.

Roanoke, Virginia 24011

(Address of principal executive offices)

(540) 342-2265

(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At May 10, 2005, 4,074,630 shares of the issuer’s common stock, no par value, were outstanding.

Transitional small business disclosure format:    Yes  ☐    No  ☒.

Accelerated Filer:    Yes  ☐    No  ☒.

VALLEY FINANCIAL CORPORATION

FORM 10-Q

March 31, 2005

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	(Unaudited) March 31 2005	December 31 2004
Assets
Cash and due from banks	$8,350	$7,119
Money market investments:
Federal funds sold	2,671	—
Interest-bearing deposits in other banks	436	62

Total money market investments	3,107	62
Securities available for sale	42,676	45,820
Securities held to maturity (approximate market values of $21,688 at March 31, 2005 and $22,084 at December 31, 2004)	22,068	22,154
Restricted equity securities	3,402	3,501
Loans:
Commercial and industrial loans	77,364	71,580
Commercial real estate loans	111,490	107,186
Real estate construction loans	28,918	25,404
Residential real estate loans	49,785	43,848
Loans to individuals	34,237	34,758

Total loans	301,794	282,776
Less unearned income	(2)	(2)
Less allowance for loan losses	(3,313)	(2,989)

Net loans	298,479	279,785
Premises and equipment, net	6,281	6,077
Bank owned life insurance	6,201	6,125
Accrued interest receivable	1,595	1,434
Other assets	2,255	1,902

Total assets	$394,414	$373,979

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand deposits	$51,970	$47,108
Interest bearing demand deposits	19,230	19,690
Money market deposits	40,572	36,759
Savings deposits	4,845	4,957
Certificates of deposits > $100,000	41,749	38,059
Other time deposits	147,689	132,760

Total deposits	306,055	279,333

Federal funds purchased and securities sold under agreements to repurchase	6,488	8,004
Short-term borrowings	10,000	15,000
Long-term borrowings	37,000	37,000
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	4,000	4,000
Accrued interest payable	1,046	1,050
Other liabilities	1,271	1,276

Total liabilities	365,860	345,663

Commitments and other contingencies	—	—
Preferred stock, no par value. Authorized 10,000,000 shares; none issued and outstanding.	—	—
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 4,074,630 at March 31, 2005 and December 31, 2004	16,974	16,974
Retained earnings	11,991	11,321
Accumulated other comprehensive income	(411)	21

Total shareholders’ equity	28,554	28,316

Total liabilities and shareholders’ equity	$394,414	$373,979

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Period January 1, 2005 Through March 31, 2005	For the Period January 1, 2004 Through March 31, 2004
Interest Income:
Interest and fees on loans	$4,279	$3,320
Interest on money market investments	22	10
Interest on securities – taxable	584	526
Interest on securities – nontaxable	159	168

Total interest income	5,044	4,024

Interest Expense:
Interest on certificates of deposit > 100,000	301	251
Interest on other deposits	1,197	806
Interest on long-term borrowings	389	393
Interest on federal funds purchased and securities sold under agreements to repurchase	42	17
Interest on guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	57	43
Interest on short-term borrowings	112	46

Total interest expense	2,098	1,556

Net interest income	2,946	2,468
Provision for loan losses	324	98

Net interest income after provision for loan losses	2,622	2,370

Noninterest Income:
Service charges on deposit accounts	210	183
Income earned on bank owned life insurance	76	72
Other income on real estate loans	16	24
Other fee income	29	37
Gains on sales of securities	1	4

Total noninterest income	332	320

Noninterest Expense:
Compensation expense	1,044	988
Occupancy expense	148	116
Data processing and equipment expense	241	225
Franchise and purchased tax credit expense	47	56
Deposit operation expenses	53	46
Loan operation expenses	114	112
Other expense	404	295

Total noninterest expense	2,051	1,838

Net income before taxes	903	852

Provision for income taxes	233	222

Net income	$670	$630

Basic earnings per share	$0.16	$0.17

Diluted earnings per share	$0.16	$0.16

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except per share data)

	For the Period January 1, 2005 Through March 31, 2005	For the Period January 1, 2004 Through March 31, 2004
Cash Flows From Operating Activities:
Net income	$670	$630
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	324	98
Depreciation and amortization	168	154
Net gains on sale of securities	(1)	(4)
Amortization (accretion) of premiums/discounts	50	59
Decrease in unearned fees	—	(1)
Increase in interest receivable	(161)	(85)
Increase in other assets	(162)	(25)
Increase in value of life insurance contracts	(76)	(72)
Decrease in accrued interest payable	(4)	(10)
Increase (decrease) in other liabilities	(5)	327

Net cash provided by operating activities	803	1,071

Cash Flows From Investing Activities:
Increase in money market investments	(3,045)	(11,867)
Purchases of premises and equipment	(340)	(173)
Purchases of securities available for sale	—	(7,851)
Purchases of securities held to maturity	(215)	(1,000)
Purchases of restricted equity securities	(216)	—
Principal repayments/sales/calls of securities available for sale	2,465	4,921
Principal repayments of securities held to maturity	276	826
Principal repayments of restricted equity securities	315	—
Proceeds from sale of fixed assets	—	2
Proceeds from sale of foreclosed properties	—	112
Increase in loans	(19,018)	(9,241)

Net cash used in investing activities	(19,778)	(24,271)

Cash Flows From Financing Activities:
Increase in certificates of deposit > than $100,000	3,690	289
Increase in other time deposits	14,929	16,731
Increase in other deposits	8,103	6,414
Decrease in short-term borrowings	(5,000)	(2,556)
Increase (decrease) in Federal funds purchased and securities sold under agreements to repurchase	(1,516)	615
Proceeds from issuance of common stock	—	5

Net cash provided by financing activities	20,206	21,498

Net Increase (Decrease) in Cash and Due from Banks	1,231	(1,702)

Cash and Due From Banks at Beginning of Period	7,119	7,511

Cash and Due From Banks at End of Period	$8,350	$5,809

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,102	$1,566

Cash paid during the period for taxes	$—	$—

Noncash financing and investing activities:
Transfer of loans to foreclosed property	$—	$283

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

March 31, 2005 (Unaudited)

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

The consolidated financial statements of the Company conform to generally accepted accounting principles and to general banking industry practices. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the consolidated financial statements herein have been included. The consolidated financial statements herein should be read in conjunction with the Company’s 2004 Annual Report on Form 10-KSB.

The Company reports its activities as a single business segment. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.

(2)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. To comply with Federal Reserve regulations, the Bank is required to maintain certain average reserve balances. The daily cash reserve requirement for the week including March 31, 2005 was $1,935, less cash on hand in the amount of $1,037, or a net of $898. As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of March 31, 2005 was $250.

(3)	Securities

The carrying values, unrealized gains, unrealized losses and approximate fair values of available for sale and held to maturity investment securities at March 31, 2005 are shown in the tables below. As of March 31, 2005, investments (including both available for sale and held to maturity) and restricted equity securities with amortized costs and fair values of $38,101 and $37,456, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

The following table sets forth the composition of securities available for sale at March 31, 2005. Securities available for sale are carried at approximate market value.

Available for Sale Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U.S. Government agencies	$9,724	$8	$(122)	$9,610
Mortgage-backed securities	6,730	1	(202)	6,529
Collateralized mortgage obligations	17,759	6	(486)	17,279
States and political subdivisions	8,885	200	(23)	9,062
Corporate debt securities	200	—	(4)	196

Total securities available for sale	43,298	$215	$(837)	$42,676

The following table sets forth the composition of securities held to maturity at March 31, 2005. Securities held to maturity are carried at amortized cost.

Held to Maturity Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U.S. Treasury	$199	$—	$(1)	$198
U.S. Government agencies	9,932	—	(242)	9,690
Mortgage-backed securities	3,787	—	(66)	3,721
Collateralized mortgage obligations	732	—	(32)	700
States and political subdivisions	7,418	26	(65)	7,379

Total securities held to maturity	$22,068	$26	$(406)	$21,688

(4)	Allowance for Loan Losses

The following table summarizes the loan loss experience for the three-month periods ended March 31, 2005 and 2004.

Allowance for Loan Losses

(dollars in thousands)

	2005	2004
Balance at January 1	$2,989	$2,566
Provision for loan losses	324	98
Recoveries – Loans to individuals	—	—
Charged off loans
Commercial	—	—
Credit Cards	—	—
Loans to individuals	—	(1)

Balance at March 31	$3,313	$2,663

(5)	Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following table summarizes the shares utilized in the computations:

Weighted Average Shares Outstanding

	Basic	Diluted
Three months ending March 31:
2005	4,074,630	4,270,816

2004	3,666,148	3,950,834

(6)	Comprehensive Income

The adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company has net unrealized gains (losses) on available for sale securities, an item of other comprehensive income (loss). For the three months ended March 31, 2005 and 2004, total comprehensive income was $238 and $852, respectively.

The information that follows discloses the reclassification adjustments and the income taxes related to securities available for sale that are included in other comprehensive income (loss), net of income taxes for the three month periods ended March 31, 2005 and 2004.

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
Net unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) during the year	$(654)	$341
Less reclassification adjustments for realized gains included in net income	(1)	(4)
Income tax benefit (expense)	223	(115)

Other comprehensive income (loss), net of income taxes	$(432)	$222

(7)	Financial Instruments With Off-Balance Sheet Risk

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk, which involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At March 31, 2005, outstanding commitments to extend credit were $125,886 as compared to $100,838 at December 31, 2004.

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

The Bank has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. As of March 31, 2005 aggregate loans to directors, executive officers, and principal shareholders totaled $14,918. The primary increase from the $10,449 level reported at December 31, 2004 is due to adding new directors during the first quarter of 2005. An analysis of loan activity to directors, executive officers and principal shareholders for the year ended December 31, 2004 is as follows:

Loans to Related Parties

Balances as of January 1, 2004	$6,324
Advances	5,308
Repayments	(1,183)

Balances as of December 31, 2004	$10,449

(9)	Long-Term Federal Home Loan Bank Advances

The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $37.0 million as of March 31, 2005. There are four convertible advances in the amount of $5.0 million each, one convertible advance in the amount of $7.0 million, and one convertible advance in the amount of $10.0 million currently drawn. The Federal Home Loan Bank of Atlanta has the option to convert the $37.0 million in convertible advances on the conversion dates below, and on any quarterly interest payment date thereafter, with at least two business days notice. If called, the four $5.0 million convertible advances and the one $7.0 million convertible advance will be converted into a 3-month London Interbank Offered Rate (“LIBOR”) based adjustable rate credit (ARC) at 3-month LIBOR flat. The $10.0 million convertible advance may be converted into a 3-month LIBOR-based floating rate advance (ARC) at 3-month LIBOR flat only if 3-month LIBOR is greater than or equal to 7.0%. The following table provides more information on the outstanding advances as of March 31, 2005.

LONG-TERM FEDERAL HOME LOAN BANK ADVANCES

Advance Balance	Advance Date	Maturity Date	Fixed Rate	First Optional Conversion Date
$5,000	December 2, 1999	December 2, 2009	5.46%	December 4, 2000
$5,000	May 24, 2000	May 24, 2010	6.49%	May 24, 2001
$5,000	February 9, 2001	February 9, 2011	4.97%	February 9, 2005
$5,000	November 7, 2001	November 7, 2011	3.91%	November 7, 2006
$10,000	September 4, 2002	September 4, 2007	3.09%	September 4, 2004
$7,000	March 11, 2004	March 11, 2013	2.91%	March 11, 2008

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

Stock Option Plans

The Company has an Incentive Stock Plan (the Plan) pursuant to which the Human Resources Committee of the Company’s Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 311,850 shares (adjusted for stock splits) of the Company’s authorized, but unissued common stock. Accordingly, 311,850 shares of authorized, but unissued common stock are reserved for use in the Plan. There are options for 243,945 shares granted to officers and key employees currently outstanding as of March 31, 2005. All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of the grant. Stock options under the Plan generally have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of the grant. In addition to the Plan, certain other options for 182,196 shares (adjusted for stock splits), of which 82,098 are outstanding as of March 31, 2005, based on meeting certain past performance criteria have been granted to executive officers. Information related to pro forma net income and per share amounts for the periods presented is as follows:

	Three Months Ended March 31,
	2005	2004
Compensation cost recognized in income for all stock-based compensation awards	$—	$—
Pro forma net income, based on SFAS No. 123	$663	$615
Pro forma basic net income per share, based on SFAS No. 123	$0.16	$0.17
Pro forma diluted net income per share, based on SFAS No. 123	$0.16	$0.16

At the 2005 Annual Meeting of Shareholders held on April 27, 2005, the Board of Directors recommended and the Shareholders approved The 2005 Key Employee Equity Award Plan. The new Plan will give the Company flexibility in tailoring equity based compensation awards for employees from time to time to the continuing objective of aligning employee incentives with the interests of shareholders as the Company grows and develops. In addition to Incentive and Non Qualified Stock Options, the Plan permits the grant of Restricted Stock, Stock Appreciation Rights and Stock Units to persons designated as “Key Employees”. The Plan will remain in effect for ten years, subject to the right of the Board of Directors to terminate the Plan earlier, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. The maximum aggregate number of shares of the Company’s Common Stock (no par value) that may be issued pursuant to awards made under the Plan may not exceed 259,437 and includes 9,437 shares which were set aside for the 1995 Plan but which were unused when the 1995 Plan terminated. Within the maximum limits, the Plan specifies that Stock Appreciation Rights may not be granted with respect to more than 500 shares per recipient (2,000 shares for a new employee recipient) per year; and Restricted Shares and Stock Units, respectively, may not be granted for more than 5,000 shares per year per recipient.

(12)	Costs Associated with Originating or Acquiring Loans and Change in Accounting Principle

On January 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”. This statement requires loan origination fees and direct loan origination costs for a given loan to be offset and the net amount deferred and recognized over the life of the loan as an adjustment of yield. This statement was applied prospectively to lending transactions entered into and commitments granted after December 31, 2004. Prior to January 1, 2005, loan origination fees and costs were not capitalized and recognized as an adjustment to the yield on the loan as such deferrals were not material to the Company’s financial position or results of operations.

For the three month period ending March 31, 2005, the net effect of the implementation of SFAS No. 91 was an increase in net income of $35, no change in basic earnings per share and diluted earnings per share increased by $0.01.

Item 2. Management’s Discussion and Analysis.

The following is management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the three months ended March 31, 2005 and 2004. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes on the December 31, 2004 Form 10-KSB.

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

Total assets at March 31, 2005 were $394.4 million, up 5.5% from $374.0 million at December 31, 2004. The principal components of the Company’s assets at the end of the period were $46.1 million in securities available for sale, including restricted equity securities, $22.1 million in securities held to maturity, and $301.8 million in gross loans.

Total liabilities at March 31, 2005 were $365.9 million, up 5.8% from $345.7 million at December 31, 2004 with the increase represented by a $26.7 million growth in deposits and a $700,000 increase in securities sold under agreements to purchase, partially offset by the repayment of the Federal Home Loan Bank of Atlanta daily rate credit of $5.0 million and a $2.2 million decrease in federal funds purchased .

Total shareholders’ equity at March 31, 2005 was $28.6 million consisting of $9.1 million in net proceeds from the 1995 Company’s initial public offering, $3.2 million in net proceeds from the Company’s 2000 secondary offering, $3.8 million in net proceeds from a private stock placement in 2004 and $865,000 in proceeds from the exercise of stock options, increased by accumulated retained earnings of $12.0 million and $(411,000) of net unrealized losses on securities available for sale, net of related deferred tax liability. Total shareholders’ equity was $28.6 million at March 31, 2005 compared with $28.3 million at December 31, 2004, an increase of $300,000 or 1.1%. Exclusive of unrealized gains (losses) on investment securities, shareholders’ equity was $29.0 million at March 31, 2005 and $28.3 million at December 31, 2004.

The Company had net income of $670,000 for the three months ended March 31, 2005, an increase of $40,000 or 6.3% over the $630,000 reported for the same period in 2004. An improved net interest income combined with increased noninterest income, offset by increases in noninterest expense in virtually all categories, contributed to the 6.3% increase for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

Profitability as measured by the Company’s annualized return on average assets (“ROA”) was 0.71% for the three months ended March 31, 2005 compared to 0.79% for the same period in 2004. Annualized return on average equity (“ROE”) was 9.42% for the three months ended March 31, 2005 compared to 11.65% for the same period in 2004. The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities.

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

Net interest income was $2.9 million for the three months ended March 31, 2005 and is attributable to interest income from loans and securities exceeding the cost of interest paid on deposits and borrowed funds. Net interest income for the first three months of 2005 increased 19.4% from $2.5 million for the same period in 2004. The net interest margin on a fully taxable equivalent (“FTE “) basis was 3.38% for the first three months of 2005, a decrease of 4 basis points from the 3.42% reported for the same period in 2004. The Bank’s cost of funds ratio was 2.41% for the three months ended March 31, 2005, up 30 basis points from the 2.11% reported for the first three months of 2004. The Bank’s yield on earning assets was 5.72% for the three months ended March 31, 2005, up 23 basis points from the 5.49% reported for the three months ended March 31, 2004. Management is diligently working to maintain the net interest margin by reducing the cost of funds ratio.

Noninterest Income

Noninterest income for the three months ended March 31, 2005 was $332,000, an increase of $12,000 or 3.7% over the $320,000 reported for the same period one year earlier. The largest components of the increase are service charges on deposit accounts in the amount of $27,000, tax-exempt income earned on bank owned life insurance in the amount of $4,000, offset by an $8,000 decrease in income earned on real estate loans, and a $7,000 decrease in other fee income. Securities gains totaled $0 during the first three months of 2005 as compared to $4,000 for the first three months of 2004. With the increase in interest rates, mortgage originations and refinancings have slowed down which is the primary reason for the decrease in income earned on real estate loans. Future levels of noninterest income are expected to increase as a direct result of business growth and expansion.

Noninterest Expense

Noninterest expense for the first three months of 2005 was $2.0 million, an increase of $200,000 or 11.6% over the $1.8 million reported for the same period in 2004. Other expense was the largest contributor to the increase in the amount of $109,000, primarily related to the increase in legal and audit fees related to the Sarbanes Oxley Act of 2002. Likewise, compensation expense increased by $56,000 due to the hiring of new employees in the 4th quarter of 2004 and the officer merit increases which were effective on January 1, 2005. Noninterest expenses are expected to continue to increase in future years as a direct result of business growth and expansion.

Income Taxes

To reflect the Company’s anticipated federal income tax liability, an expense of $233,000 and $222,000 at an effective tax rate of 25.8% and 26.1% was recognized for the three months ended March 31, 2005 and 2004, respectively. Factors contributing to the difference between the effective tax rate and the statutory rate of 34% include tax-exempt interest income on municipal securities, net of disallowance, and tax-exempt income earned on bank-owned life insurance.

Investment Securities

The Company’s investment portfolio is used both for investment income and liquidity purposes. Funds not used for capital expenditures or lending activities are invested in securities of the U.S. Government and its agencies, mortgage-backed securities, municipal bonds, corporate bonds, and restricted equity securities. Obligations of the U.S. Government and its agencies include treasury notes and callable or noncallable agency bonds. Mortgage-backed securities and collateralized mortgage obligations include pools issued by government agencies and corporate mortgage pools. Municipal bonds include taxable and tax-exempt general obligation and revenue issues. Corporate bonds are investment grade issue. Restricted equity securities include shares of the Federal Reserve Bank of Richmond, Federal Home Loan Bank of Atlanta, and Community Bankers Bank. The Company does not invest in derivatives or other types of high-risk securities. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in net shareholders’ equity.

Investment securities (available for sale and held to maturity), including restricted equity securities, at March 31, 2005 were $68.1 million, a decrease of $3.3 million or 4.7% from their level of $71.5 million on December 31, 2004. The decrease of $3.3 million is primarily due to purchases in the amount of $431,000, offset by principal repayments, sale proceeds, and decline in the market value of available for sale securities in the amounts of $1.6 million, $1.6 million, and $650,000, respectively. See Note 3 to the Consolidated Financial Statements.

Loan Portfolio

The Company’s total loans were $301.8 million at March 31, 2005, an increase of $19.0 million or 6.7% from the $282.8 million reported at December 31, 2004. The Company’s ratio of total loans to total funding sources (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and guaranteed preferred beneficial interests in the Company’s junior subordinated debentures) stood at 83.0% at March 31, 2005 and 82.4% at December 31, 2004. Management seeks to maintain the ratio of loans to funding sources at a maximum of 85%.

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

The following table summarizes the loan portfolio by category as of the three-month periods ended March 31, 2005 and 2004 and the year ended December 31, 2004.

Loan Portfolio Summary

(dollars in thousands)

	March 31, 2005	December 31, 2004	March 31, 2004
Commercial and industrial	$77,364	$71,580	$54,161
Commercial real estate	111,490	107,186	97,701
Real estate construction	28,918	25,404	18,342
Residential real estate	49,785	43,848	31,201
Loans to individuals	34,237	34,758	30,155

Total loans	$301,794	$282,776	$231,560

Loan Category Analysis

Commercial Loans. Commercial and industrial loans accounted for 25.6% of the loan portfolio as of March 31, 2005 and stood at $77.4 million versus $71.6 million three months earlier. Such loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The credit worthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral, such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

Commercial Real Estate Loans. Commercial real estate construction and commercial real estate mortgages represent interim and permanent financing of commercial properties that are secured by real estate, and were 36.9% of total loans at March 31, 2005. Outstanding loans in this category equaled $111.5 million and $107.2 million at March 31, 2005 and December 31, 2004, respectively. The Company prefers to make commercial real estate loans secured by owner-occupied properties. These borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

Real Estate Construction Loans. Real estate construction loans represent interim financing on residential and commercial properties under construction, and are secured by real estate. Once construction is completed and the loan becomes permanent, the loans are reclassified as either commercial real estate loans, which are secured by commercial property or residential real estate loans, which are secured by first deeds of trust. Outstanding loans in this category totaled $28.9 million (9.6% of total loans) at March 31, 2005 as compared to $25.4 million at December 31, 2004.

Residential Real Estate Loans. Residential real estate loans are secured by first deeds of trust on 1-4 family residential properties. This category had $49.8 million in loans (16.5% of total loans) at March 31, 2005 and $43.8 million in such loans at December 31, 2004. To mitigate interest rate risk, the Company usually limits the final maturity of residential real estate loans held for its own portfolio to 15-20 years, although exceptions are made for competitive reasons and under special programs. Residential real estate lending involves risk elements when there is lack of timely payment and/or a decline in the value of the collateral.

Loans to Individuals. Loans to individuals include installment loans, home equity lines of credit, and loans secured by junior liens on residential real estate. The loan proceeds typically are used to purchase vehicles, finance home remodeling, higher education, or for other consumer purposes. Loans to individuals totaled $34.2 million (11.3% of total loans) at March 31, 2005 compared to $34.8 million at December 31, 2004.

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

The allowance for loan losses is maintained at a level estimated to be adequate to absorb probable losses. Some of the factors which management considers in determining the appropriate level of the allowance for loan losses are an evaluation of the current loan portfolio, identified loan problems, loan volume outstanding, past loss experience, present and expected industry and economic conditions and, in particular, how such conditions relate to our market area. Bank regulators also periodically review the loan portfolio and other assets to assess their quality, and the Company employs independent, third party loan reviewers as well. The provision for loan losses is charged to income in an amount believed to be necessary to maintain an allowance for loan losses adequate to provide for expected losses in the loan portfolio. Loans deemed uncollectible are charged to the allowance for loan losses and recoveries on loans previously charged off are added to the allowance for loan losses. The Company believes the allowance for loan losses is adequate to provide for expected losses in the loan portfolio.

A provision for loan losses of $324,000 was provided during the three months ended March 31, 2005, an increase of $226,000 or 230.6% over the same period in 2004, in recognition of management’s estimate of inherent risks associated with lending activities. The allowance for loan losses was $3.3 million as of March 31, 2005 and represented approximately 1.1% of net loans outstanding versus 1.1% of net loans at December 31, 2004 (see Note 4 to the Consolidated Financial Statements). These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions. Almost two-thirds of the Company’s loan loss provision for the period ended March 31, 2005 was the normal result of rapid growth in the loan portfolio. A total of $491,000 in special reserves was included in the balance of the allowance for loan losses as of March 31, 2005 for impaired loans. Special reserves increased by $460,000 during the three months ended March 31, 2005.

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

The total recorded investment in impaired loans was $2,478,000, $390,000 and $527,000, respectively at March 31, 2005, December 31, 2004 and March 31, 2004. The largest contributor to the increase in the investment in impaired loans is one commercially-oriented relationship that the Company had identified in 2004 as a workout situation. The special loan loss allowance related to impaired loans was $491,000, $31,000 and $114,000, respectively for the above-referenced time periods. Management believes that the above allocated reserves are adequate for the impaired loans in the Company’s portfolio based upon a detailed review of the quality and pledged collateral of each individual loans considered impaired at each of the above-referenced periods.

Nonperforming assets at March 31, 2005, December 31, 2004 and March 31, 2004 are presented in the following table.

Nonperforming Assets

(dollars in thousands)

	March 31, 2005	December 31, 2004	March 31, 2004
Nonaccrual loans	2,473	$150	$485
Loans past due 90 days or more	5	240	42
Restructured loans	—	—	—

Total nonperforming loans	2,478	390	527

Foreclosed, repossessed and idled properties	—	1	172

Total nonperforming assets	$2,478	$391	$699

If nonaccrual loans had performed in accordance with their original terms, additional interest income in the amount of $9,000, $6,000, and $7,000, respectively would have been recorded for the three-month period ended March 31, 2005, the year ended December 31, 2004 and the three-month period ended March 31, 2004.

Other Assets

The Company has purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s Supplemental Executive Retirement Plan (“SERP”). Bank owned life insurance was $6.2 million at March 31, 2005, an increase of $100,000 over the $6.1 million reported as of December 31, 2004. The increase is entirely due to the increase in the cash surrender value of the life insurance contracts.

Other assets were $2.3 million at March 31, 2005, an increase of $400,000 from the $1.9 million level reported as of December 31, 2004.

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

As of March 31, 2005 total deposits were $306.1 million, an increase of $26.7 million or 9.6% from their level of $279.3 million at December 31, 2004. Certificates of deposit increased by $18.6 million to a total of $189.4 million (61.9% of total deposits) at March 31, 2005, up from $170.8 million (61.2% of total deposits) at December 31, 2004. Non-interest bearing demand deposits and money market accounts increased by $4.9 million and $3.8 million, respectively. Interest-bearing demand deposits and savings decreased by $500,000 and $100,000, respectively.

At March 31, 2005 noninterest-bearing demand deposits were $52.0 million or 17.0% of total deposits. On December 31, 2004 noninterest-bearing demand deposits were $47.1 million or 16.9% of total deposits. Nonmaturity deposits (noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts) were $116.6 million or 38.1% of total deposits at March 31, 2005, compared with $108.5 million or 38.8% of total deposits at December 31, 2004. Total interest bearing deposits stood at $254.1 million at March 31, 2005, an increase of $21.9 million or 9.4% over their level of $232.2 million at December 31, 2004.

Short-Term Borrowings

The Company’s short-term borrowings decreased by $5.0 million from its level of $15.0 million at December 31, 2004 to a total of $10.0 million as of March 31, 2005. Short-term borrowings at March 31, 2005 consist of a Federal Home Loan Bank of Atlanta daily rate credit in the amount of $0 million and a Federal Home Loan Bank of Atlanta adjustable rate credit in the amount of $10.0 million. The decrease is due to the repayment of the Federal Home Loan Bank of Atlanta daily credit of $5.0 million.

The Federal Home Loan Bank of Atlanta daily rate credit borrowing matures daily and is rolled over on a daily basis at the stated Federal Home Loan Bank of Atlanta daily rate. There is no stated maturity date. Interest is paid monthly on the daily rate credit.

The Federal Home Loan Bank of Atlanta adjustable rate credit in the amount of $10.0 million matures on December 16, 2005. The advance reprices quarterly on the date of each quarterly interest payment. The current rate is 3.10%. See the liquidity section for further information on the preceding borrowings.

The Company has in place a commercial sweep account program. The balance in the program increased by $700,000 from its level of $5.8 million at December 31, 2004 to a total of $6.5 million as of March 31, 2005. The program consists of establishing a demand deposit account in which the Bank invests available balances daily in securities on an overnight basis subject to repurchase. On the following business day, the Bank will repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month. The contractual agreement states that a repurchase agreement is not a deposit and therefore is not insured by the Federal Deposit Insurance Corporation. Therefore, these repurchase balances are not reported as deposits but as short-term borrowings.

Long-Term Borrowings

Federal Home Loan Bank advances are relatively cost-effective funding sources and provide the Company with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Long-term convertible Federal Home Loan Bank advances totaled $37.0 million at March 31, 2005 and December 31, 2004. See Footnote 9 of the Company’s Consolidated Financial Statements for more information on the long-term advances.

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

Capital Adequacy

The Company’s financial position at March 31, 2005 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. Capital ratios are in excess of required regulatory minimums for a well-capitalized institution. The adequacy of the Company’s capital is reviewed by management on an ongoing basis. Management seeks to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

At the 2005 Annual Meeting of Shareholders held on April 27, 2005, it was announced that the Board of Directors had declared the third consecutive semi-annual cash dividend on the Company’s common stock, in the amount of $.06 per share payable July 1, 2005 to shareholders of record June 1, 2005. Additionally, the Board of Directors recommended and the Shareholders approved The 2005 Key Employee Equity Award Plan. The new Plan will give the Company flexibility in tailoring equity based compensation awards for employees from time to time to the continuing objective of aligning employee incentives with the interests of shareholders as the Company grows and develops.

Total shareholders’ equity increased by $300,000 during the first three months of 2005. The increase is attributable to net income for the first three months of $670,000 offset by a decrease of $432,000 in accumulated other comprehensive income, resulting from unrealized losses on investment securities. Exclusive of unrealized gains (losses) on investment securities, shareholders’ equity was $29.0 million at March 31, 2005 and $28.3 million at December 31, 2004.

For the periods indicated, the Company had the following risk-based capital and leverage ratios relative to regulatory minimums:

Capital Ratios

Ratio	3/31/05	12/31/04	3/31/04	Minimum
Tier 1	10.2%	10.5%	10.0%	4%

Total	11.2%	11.5%	11.0%	8%

Leverage	8.6%	8.8%	8.2%	4%

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

Cash and due from banks, money market investments, investments available for sale including restricted equity securities, and through management of investment maturities/prepayments and loan repayments, provide the Company’s asset liquidity. The Company’s ratio of liquid assets to deposits and short-term borrowings was 17.8% at March 31, 2005 and 18.7% at December 31, 2004. The Company sells excess funds as overnight federal funds sold to provide an immediate source of liquidity. The Company had federal funds sold of $2.7 million and $0 at March 31, 2005 and December 31, 2004, respectively. During the first three months of 2005, deposit growth in the amount of $26.7 million surpassed loan growth in the amount of $19.0 million, providing $7.7 million in excess funds. The $7.7 million excess deposit over loan growth, combined with an increase in securities sold under agreements to repurchase in the amount of $700,000, and the reduction in securities available for sale of $3.1 million was used to fund an increase in money market investments in the amount of $3.0 million and repay federal funds purchased in the amount of $2.2 million and repay the Federal Home Loan Bank of Atlanta daily rate credit of $5.0 million.

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

Recent and Future Accounting Considerations

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which establishes guidance for determining when an entity should consolidated another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transferors to qualified special-purpose entities (“QSPEs”) and certain other interests in a QSPE are not subject to the requirements of FIN 46. On December 17, 2003, the FASB revised FIN 46 (FIN 46R) and deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004, however, for special-purpose entities the Company would be required to apply FIN 46 as of December 31, 2003. The Interpretation had no significant effect on the Company’s consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payments. SFAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company will most likely apply SFAS 123(R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted stock option awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt SFAS 123(R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for the interim financial statements filed with the Securities and Exchange Commission beginning with the first quarter of 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The principal goals of the Bank’s asset and liability management strategy are the maintenance of adequate liquidity and the management of interest rate risk. Liquidity is the ability to convert assets to cash to fund depositor’s withdrawals or borrowers’ loans without significant loss. Interest rate risk management balances the effects of interest rate changes on assets that earn interest or liabilities on which interest is paid, to protect the Bank from wide fluctuations in its net interest income which could result from interest rate changes.

Management must ensure that adequate funds are available at all times to meet the needs of its customers. On the asset side of the balance sheet, maturing investments, loan payments, maturing loans, federal funds sold, and unpledged investment securities are principal sources of liquidity. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates of deposit, federal fund lines from correspondent banks, borrowings from the FHLB and the Federal Reserve Bank, as well as the ability to generate funds through the issuance of long-term debt and equity.

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either reprice or mature. Management attempts to maintain the portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities at levels that will afford protection from erosion of net interest margin, to the extent practical, from changes in interest rates.

The Bank uses a number of tools to manage its interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods.

Quantitative information about the Bank’s interest rate risk is included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. There have not been any material changes since December 31, 2004.

Item 4. Controls and Procedures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There were no pending legal proceedings during the quarter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon Senior Securities in the quarter.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The Company filed the following exhibits for the quarter ended March 31, 2005:

Exhibits:

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on form S-1, as amended).

3.3	Bylaws as amended July 19, 2003 (incorporated herein by reference to Exhibit 3.3 of Form 10-KSB filed March 30, 2005, File No. 000-28342).

*10.2	Employment Agreement dated April 8, 1994, by and between the Company and A.Wayne Lewis (incorporated herein by reference to Exhibit No. 10.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

*10.3	Severance Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

*10.4	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.5	Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.5 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.10	First amendment dated August 5, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.10 of Form 10-K filed March 30, 1995, File No. 33-77568).

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

No. 000-28342).

11	Statement re Computation of Earnings per Share (filed herewith as Note 5).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-Q pursuant to Item 13(a).

(b)	Reports on Form 8-K filed during the last quarter of the period covered by this report:

The Company filed one report on Form 8-K during the quarter ended March 31, 2005. The report, dated January 23, 2005, reported the Company’s consolidated financial results for the quarter ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

May 16, 2005	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President
and Chief Executive Officer

May 16, 2005	/s/ A. Wayne Lewis
Date	A. Wayne Lewis, Executive
Vice President and Chief
Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.3	Bylaws as amended July 19, 2003 (incorporated herein by reference to Exhibit 3.3 of Form 10-KSB filed March 30, 2005, File No. 000-28342).

10.2	Employment Agreement dated April 8, 1994, by and between the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit No. 10.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.3	Severance Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.4	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.5	Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.5 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.10	First amendment dated August 5, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.10 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.12	Second amendment dated December 14, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.12 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.13	Lease agreement for office space dated September 20, 1996, by and between Valley Bank, N.A. and Betty J. Burrows (incorporated herein by reference to Exhibit No. 10.13 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.6	Severance agreement dated February 9, 1998, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.6 of Form 10-KSB filed March 30, 2000, File No. 33-77568).

10.7	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

10.14	Valley Bank Supplemental Retirement Plan effective January 1, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

10.15	Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.15 of Form 10-QSB filed November 14, 2002, File No. 33-77568).

10.16	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.16 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

10.17	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.17 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

10.18	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and J. Randy Woodson (incorporated herein by reference to Exhibit 10.18 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

10.19	Insurance Loan Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.19 of Form 10-KSB filed March 30, 2004, File No. 000-28342).

10.20	Insurance Transfer Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.20 of Form 10-KSB filed March 30, 2004, File No. 000-28342).

11	Statement re Computation of Earnings per Share (filed herewith as Note 5).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	35

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	36

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	37

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	38