Form 10-Q
period 2005-06-30
VALLEY FINANCIAL CORP /VA/
filed 2005-08-15
CIK 921590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-28342

VALLEY FINANCIAL CORPORATION

VIRGINIA	54-1702380
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Accelerated Filer:    Yes  ☐    No  ☒.

At August 15, 2005, 4,076,993 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION

FORM 10-Q

June 30, 2005

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in:

1.	interest rates

2.	general economic conditions, either nationally or regionally

3.	the legislative/regulatory climate

4.	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board

5.	demand for loan products

6.	deposit flows

7.	competitive pressures among depository and other financial institutions

8.	demand for financial services in our market area

9.	technology and

10.	accounting principles, policies and guidelines.

These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	(Unaudited) 6/30/05	12/31/04
Assets
Cash and due from banks	$10,176	$7,119
Money market investments:
Federal funds sold	2,652	—
Interest-bearing deposits in other banks	658	62

Total money market investments	3,310	62
Securities available for sale	35,833	45,820
Securities held to maturity (approximate market values of $21,884 at June 30, 2005 and $22,084 at December 31, 2004)	21,758	22,154
Restricted equity securities	3,402	3,501
Loans:
Commercial and industrial loans	78,405	71,580
Commercial real estate loans	122,580	107,186
Real estate construction loans	43,046	25,404
Residential real estate loans	61,960	43,848
Loans to individuals	30,524	34,758

Total loans	336,515	282,776
Less unearned income	—	(2)
Less allowance for loan losses	(3,711)	(2,989)

Net loans	332,804	279,785
Foreclosed assets	1,142
Premises and equipment	6,500	6,077
Bank owned life insurance	6,277	6,125
Accrued interest receivable	1,698	1,434
Other assets	2,183	1,902

Total assets	$425,083	$373,979

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand deposits	$53,924	$47,108
Interest bearing demand deposits	19,144	19,690
Money market deposits	39,234	36,759
Savings deposits	4,371	4,957
Certificates of deposits > $100,000	49,469	38,059
Other time deposits	167,267	132,760

Total deposits	333,409	279,333

Federal funds purchased and securities sold under agreements to repurchase	8,854	8,004
Short-term borrowings	10,000	15,000
Long-term borrowings	37,000	37,000
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	4,000	4,000
Accrued interest payable	1,307	1,050
Other liabilities	1,100	1,276

Total liabilities	395,670	345,663

Commitments and other contingencies	—	—
Preferred stock, no par value. Authorized 10,000,000 shares; none issued and outstanding.	—	—
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 4,074,630 at June 30, 2005 and December 31, 2004, respectively	16,974	16,974
Retained earnings	12,467	11,321
Accumulated other comprehensive income	(28)	21

Total shareholders’ equity	29,413	28,316

Total liabilities and shareholders’ equity	$425,083	$373,979

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	3 Months Ended		6 Months Ended
	6/30/05	6/30/04	6/30/05	6/30/04
Interest Income:
Interest and fees on loans	$5,002	$3,525	$9,281	$6,845
Interest on money market investments	37	16	59	26
Interest on securities - taxable	540	551	1,124	1,077
Interest on securities - nontaxable	150	157	309	325

Total interest income	5,729	4,249	10,773	8,273
Interest Expense:
Interest on certificates of deposit > 100,000	339	250	640	501
Interest on other deposits	1,501	865	2,698	1,671
Interest on long-term borrowings	392	393	781	786
Interest on federal funds purchased and securities sold under agreements to repurchase	60	16	102	33
Interest on guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	63	43	120	86
Interest on short-term borrowings	113	46	225	92

Total interest expense	2,468	1,613	4,566	3,169

Net interest income	3,261	2,636	6,207	5,104

Provision for loan losses	401	149	725	247

Net interest income after provision for loan losses	2,860	2,487	5,482	4,857

Noninterest Income:
Service charges on deposit accounts	235	187	445	370
Income earned on bank owned life insurance	76	77	152	149
Other income on real estate loans	30	31	46	55
Other fee income	47	32	76	69
Gains on sales of securities	52	13	53	17

Total noninterest income	440	340	772	660

Noninterest Expense:
Compensation expense	1,169	1,028	2,213	2,016
Occupancy expense	148	112	296	228
Data processing and equipment expense	258	232	499	457
Franchise and purchased tax credit expense	46	47	93	103
Deposit operation expenses	49	49	102	95
Loan operation expenses	133	99	247	211
Other expense	508	349	912	644

Total noninterest expense	2,311	1,916	4,362	3,754

Net income before taxes	989	911	1,892	1,763

Provision for income taxes	267	237	500	459

Net income	$722	$674	$1,392	$1,304

Basic earnings per share	$0.18	$0.18	$0.34	$0.35

Diluted earnings per share	$0.17	$0.17	$0.33	$0.33

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except per share data)

	6 Months Ended
	6/30/05	6/30/04
Cash Flows From Operating Activities:
Net income	$1,392	$1,304
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	725	247
Depreciation and amortization	336	309
Tax benefit from exercise of stock options	—	287
Net (gains)/losses on sale of securities	(53)	(17)
Net losses on sales of foreclosed properties	—	8
Amortization (accretion) of premiums/discounts	101	146
Decrease in unearned fees	—	(2)
Increase in interest receivable	(264)	(100)
Increase in other assets	(338)	(11)
Increase in value of life insurance contracts	(152)	(149)
Increase in accrued interest payable	257	98
Decrease in other liabilities	(178)	(135)

Net cash provided by operating activities	1,826	1,985

Cash Flows From Investing Activities:
(Increase) decrease in money market investments	(3,248)	635
Purchases of premises and equipment	(702)	(359)
Purchases of securities available for sale	(216)	(18,868)
Purchases of securities held to maturity	(215)	(2,368)
Purchases of restricted equity securities	(216)	—
Principal repayments/sales/calls of securities available for sale	10,155	9,631
Principal repayments of securities held to maturity	562	2,136
Principal repayments of restricted equity securities	315	—
Proceeds from sale of fixed assets	—	3
Proceeds from sale of foreclosed properties	—	276
Increase in loans, net	(54,886)	(29,183)

Net cash used in investing activities	(48,451)	(38,097)

Cash Flows From Financing Activities:
Increase (decrease) in time deposits > than $100,000	11,410	(312)
Increase in other time deposits	34,507	19,164
Increase in other deposits	8,159	11,138
Increase (decrease) in short-term borrowings	(5,000)	5,647
Increase (decrease) in Federal funds purchased and securities sold under agreements to repurchase	850	1,224
Proceeds from issuance of common stock	—	455
Cash dividends declared	(244)	(227)

Net cash provided by financing activities	49,682	37,089

Net Increase (Decrease) in Cash and Due from Banks	3,057	977

Cash and Due From Banks at Beginning of Period	7,119	7,511

Cash and Due From Banks at End of Period	$10,176	$8,488

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,309	$3,071

Cash paid during the period for taxes	$793	$523

Noncash financing and investing activities:
Transfer of loans to foreclosed property	$1,142	$283

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2005 (Unaudited)

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

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. To comply with Federal Reserve regulations, the Bank is required to maintain certain average reserve balances. The daily cash reserve requirement for the week including June 30, 2005 was $2,771, less cash on hand in the amount of $1,043, or a net of $1,728. We intend to start a deposit reclassification program in September 2005 that will restructure interest and non-interest checking accounts so that a certain portion of the balance in each account is actually maintained in a linked Savings sub-account. The Savings portion of the combined account balance is not subject to the 10% reserve that is required for checking balances, therefore the overall daily cash reserve requirement for the Federal Reserve will be reduced. We have received approval from our Federal Reserve district for this program.

As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of June 30, 2005 was $250.

(3)	Securities

The carrying values, unrealized gains, unrealized losses and approximate fair values of available for sale and held to maturity investment securities at June 30, 2005 are shown in the tables below. As of June 30, 2005 investments (including both available for sale and held to maturity) and restricted equity securities with amortized costs and fair values of $38,023 and $38,029, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law. At June 30, 2005 we evaluated our investment portfolio and determined all unrealized losses presented in the table below are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The following table sets forth the composition of securities available for sale at June 30, 2005. Securities available for sale are carried at approximate market value.

Available for Sale Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U.S. Government agencies	$6,725	$32	$(3)	$6,754
Mortgage-backed securities	5,653	1	(75)	5,579
Collateralized mortgage obligations	16,276	16	(206)	16,086
States and political subdivisions	7,022	202	(8)	7,216
Corporate debt securities	200	—	(2)	198

Total securities available for sale	35,876	$251	$(294)	$35,833

The following table sets forth the composition of securities held to maturity at June 30, 2005. Securities held to maturity are carried at amortized cost.

Held to Maturity Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U.S. Treasury	$200	$—	$(1)	$199
U.S. Government agencies	9,934	80	(62)	9,952
Mortgage-backed securities	3,540	2	(20)	3,522
Collateralized mortgage obligations	686	—	(10)	676
States and political subdivisions	7,398	152	(15)	7,535

Total securities held to maturity	$21,758	$234	$(108)	$21,884

(4)	Allowance for Loan Losses

The following table summarizes the loan loss experience for the six-month periods ended June 30, 2005 and 2004.

Allowance for Loan Losses

(dollars in thousands)

	2005	2004
Balance at January 1	$2,989	$2,566
Provision for loan losses	725	247
Recoveries – Loans to individuals	2	0
Charged off loans
Commercial	0	0
Credit Cards	(5)	(1)
Loans to individuals	(0)	(14)

Balance at June 30	$3,711	$2,798

(5)	Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following table summarizes the shares utilized in the computations:

	Weighted Average Shares Outstanding
	6 Months Ending		3 Months Ending
	6/30/05	6/30/04	6/30/05	6/30/04
Basic	4,074,630	3,690,755	4,074,630	3,715,364
Diluted	4,266,276	3,967,175	4,261,471	3,981,700

(6)	Comprehensive Income

The adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company has net unrealized gains (losses) on available for sale securities, an item of other comprehensive income (loss). For the six months ended June 30, 2005 and 2004, total comprehensive income was $1,343 and $629, respectively.

The information that follows discloses the reclassification adjustments and the income taxes related to securities available for sale that are included in other comprehensive income (loss), net of income taxes for the six month and three month periods ended June 30, 2005 and 2004.

	6 Months Ended		3 Months Ended
	6/30/05	6/30/04	6/30/05	6/30/04
Net unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) during the year	$(22)	$(1,006)	$580	$(1,347)
Less reclassification adjustments for realized gains included in net income, net of tax	(34)	(11)	(1)	(9)
Income tax benefit (expense)	7	342	(197)	458

Other comprehensive income (loss), net of income taxes	$(49)	$(675)	$382	$(898)

(7)	Financial Instruments With Off-Balance Sheet Risk

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk, which involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At June 30, 2005 outstanding commitments to extend credit were $131,271 as compared to $100,838 at December 31, 2004.

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

The Bank has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. As of June 30, 2005 aggregate loans to directors, executive officers, and principal shareholders totaled $13,186. An analysis of loan activity to directors, executive officers and principal shareholders is as follows:

Loans to Related Parties

Balances as of January 1, 2004	$6,324
Advances	5,308
Repayments	(1,183)

Balances as of December 31, 2004	$10,449

2004 Correction	7
Addition of new director	3,197
Advances	5,487
Repayments	(5,954)

Balances as of June 30, 2005	$13,186

(9)	Long-Term Federal Home Loan Bank Advances

The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $37.0 million as of June 30, 2005. There are four convertible advances in the amount of $5.0 million each, one convertible advance in the amount of $7.0 million, and one convertible advance in the amount of $10.0 million currently drawn. The Federal Home Loan Bank of Atlanta has the option to convert the $37.0 million in convertible advances on the conversion dates below, and on any quarterly interest payment date thereafter, with at least two business days notice. If called, the four $5.0 million convertible advances and the one $7.0 million convertible advance will be converted into a 3-month London Interbank Offered Rate (“LIBOR”) based adjustable rate credit (ARC) at 3-month LIBOR. The $10.0 million convertible advance may be converted into a 3-month LIBOR-based floating rate advance (ARC) at 3-month LIBOR only if 3-month LIBOR is greater than or equal to 7.0%. The following table provides more information on the outstanding advances as of June 30, 2005:

LONG-TERM FEDERAL HOME LOAN BANK ADVANCES

(dollars in thousands)

Advance Balance	Advance Date	Maturity Date	Fixed Rate	First Optional Conversion Date
$ 5,000	December 2, 1999	December 2, 2009	5.46%	December 4, 2000
$ 5,000	May 24, 2000	May 24, 2010	6.49%	May 24, 2001
$ 5,000	February 9, 2001	February 9, 2011	4.97%	February 9, 2005
$ 5,000	November 7, 2001	November 7, 2011	3.91%	November 7, 2006
$ 10,000	September 4, 2002	September 4, 2007	3.09%	September 4, 2004
$ 7,000	March 11, 2004	March 11, 2013	2.91%	March 11, 2008

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

Stock Option Plans

The Company has a 1995 Incentive Stock Plan (the 1995 Plan) pursuant to which the Human Resources Committee of the Company’s Board of Directors may grant stock options to officers and key employees. The 1995 Plan authorizes grants of options to purchase up to 311,850 shares (adjusted for stock splits) of the Company’s authorized but unissued common stock. Accordingly, 311,850 shares of authorized but unissued common stock are reserved for use in the Plan. There are options for 243,945 shares granted to officers and key employees currently outstanding as of June 30, 2005. All stock options have been granted with an exercise price equal to the stock’s fair market value at the date of the grant. Stock options under the Plan generally have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of the grant. As of June 30, 2005, there are 9,437 shares available for grant. In addition to the Plan, certain other options for 182,196 shares (adjusted for stock splits), of which 82,098 are outstanding as of June 30, 2005, based on meeting certain past performance criteria have been granted to executive officers. Information related to pro forma net income and per share amounts for the periods presented is as follows:

	6 Months Ended		3 Months Ended
	6/30/05	6/30/04	6/30/05	6/30/04
Compensation cost recognized in income for all stock-based compensation awards	$—	$—	$—	$—
Pro forma net income, based on SFAS No. 123	$1,379	$1,294	$716	$664
Pro forma basic net income per share, based on SFAS No. 123	$.34	$.35	$.18	$.18
Pro forma diluted net income per share, based on SFAS No. 123	$.32	$.33	$.17	$.17

At the 2005 Annual Meeting of Shareholders held on April 27, 2005 the Board of Directors recommended and the Shareholders approved The 2005 Key Employee Equity Award Plan (the 2005 Plan). The 2005 Plan will give the Company flexibility in tailoring equity based compensation awards for employees from time to time to the continuing objective of aligning employee incentives with the interests of shareholders as the Company grows and develops. In addition to Incentive and Non Qualified Stock Options, the 2005 Plan permits the grant of Restricted Stock, Stock Appreciation Rights and Stock Units to persons designated as “Key Employees”. The 2005 Plan will remain in effect for ten years, subject to the right of the Board of Directors to terminate the Plan earlier, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. The maximum aggregate number of shares of the Company’s Common Stock (no par value) that may be issued pursuant to awards made under the Plan may not exceed 250,000. Within the maximum limits, the Plan specifies that Stock Appreciation Rights may not be granted with respect to more than 500 shares per recipient (2,000 shares for a new employee recipient) per year; and Restricted Shares and Stock Units, respectively, may not be granted for more than 5,000 shares per year per recipient.

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

For the six month period ending June 30, 2005, the net effect of the implementation of SFAS No. 91 was a decrease in net income of $15, no change in basic earnings per share and diluted earnings per share decreased by $0.01.

(13)	Subsequent Event

On August 11, 2005, the Company entered into a non-binding letter of intent regarding the issuance of $7 million in Trust Preferred Securities. It is anticipated that this Offering will be completed on or before September 30, 2005.

Item 2. Management’s Discussion and Analysis.

Management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the six months ended June 30, 2005 and 2004 is as follows. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes on the December 31, 2004 Form 10-KSB.

Critical Accounting Policies

The preparation of financial statements requires us to make estimates and assumptions. Those accounting policies that require our most difficult, subjective or complex judgments and uncertainties include (1) the allowance for loan losses and (2) impaired loans. Further information about these critical policies is described below.

Allowance for Loan Losses: Certain credit risks are inherent in making loans. We seek to prudently assess these risks and manage them effectively. We have internal credit policies and procedures in place to reduce repayment risks. These policies and procedures include:

•	officer and customer limits

•	periodic loan documentation review, and

•	follow-up on exceptions to credit policies.

We establish the allowance for loan losses through charges to earnings through a provision for loan losses. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be appropriate to absorb probable losses on existing loans that may become uncollectible. Some of the factors we consider in determining the appropriate level of the allowance for loan losses are as follows:

•	an evaluation of the current loan portfolio

•	identified loan problems

•	loan volume outstanding

•	past loss experience

•	present and expected industry and economic conditions and, in particular, how such conditions relate to our market area.

Bank regulators also periodically review the loan portfolio and other assets to assess their quality, and we employ independent, third party loan reviewers (semi-annually) as well. This evaluation is inherently subjective because it requires estimates that may be significantly revised as more information becomes available. We believe the allowance for loan losses is appropriate to provide for expected losses in the loan portfolio, but there are no assurances that it will be.

Impairment of Loans: We consider a loan impaired when it is probable that we will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collection of all amounts due. An allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component of the reserve covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect our estimate of probable losses. It also reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The allowance for loan losses is evaluated on a regular basis by management. On a quarterly basis, we perform a detailed analysis of the allowance for loan losses to verify the adequacy and appropriateness of the allowance in meeting possible losses in the loan portfolio.

Overview

The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995. There are currently eight full-service branch locations, operating in various locations throughout the Cities of Roanoke and Salem, Town of Vinton, and the County of Roanoke.

During the second quarter of 2005, the Bank opened its eighth full-service branch location in the Grandin Village area and started a wealth management subsidiary, Valley Wealth Management Services, Inc. which markets investment and insurance products. Net income derived for the new subsidiary is not significant at this time.

Performance Summary

The following table shows our key performance ratios for the period ended June 30, 2005 and December 31, 2004 and June 30, 2004:

Key Performance Ratios

	6 months Ended 6/30/05	12 months Ended 12/31/04	6 months Ended 6/30/04
Return on average assets	0.70%	0.82%	0.80%
Return on average equity (1)	9.64%	12.00%	11.86%
Net interest margin (2)	3.40%	3.45%	3.43%
Cost of funds	2.51%	2.17%	2.10%
Yield on earning assets	5.83%	5.57%	5.49%
Basic net earnings per share	$0.34	$0.75	$0.35
Diluted net earnings per share	$0.33	$0.70	$0.33

All percentage calculations are on an annualized basis.

(1)	The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.
(2)	Calculated on a fully taxable equivalent basis (“FTE”)

As shown above, the net interest margin has decreased slightly due to our relative reliance on higher-cost certificates of deposit to fund rapid growth in earning assets. Net interest income at June 30, 2005 was $6,207, a 21.6% increase when compared to the prior year.

Growth

The following table shows our key growth indicators:

Key Growth Indicators

(dollars in thousands)

	6 months Ended 6/30/05	12 months Ended 12/31/04	12 months Ended 12/30/03
Investment Securities	$60,993	$71,475	$66,195
Loans, net	332,804	279,785	220,032
Deposits	333,409	279,333	223,022
Total assets	$425,083	$373,979	$309,133

Total assets at June 30, 2005 were $425 million, up 13.7% from $374.0 million at December 31, 2004. The asset growth is due to the 18.9% growth in our loan portfolio, offset by the 14.7% decrease in our investment portfolio. Due to the addition of five new production employees during the last quarter of 2004, our loan growth in the first half of the year temporarily outstripped our immediate ability to grow deposits. Therefore, we liquidated a portion of our investment portfolio during the first half of the year to help fund this growth

Total liabilities at June 30, 2005 were $395.7 million, up 14.5% from $345.7 million at December 31,

2004 with the increase primarily represented by a $54 million growth in deposits and a $3 million increase in securities sold under agreements to purchase. These two increases were offset by the reduction in our short term borrowings and federal funds purchased of $7.2 million. During the second quarter of 2005, we raised deposits through a local CD campaign and also marketed CDs nationally to institutional depositors, primarily banks, thrift institutions and credit unions through an Internet-based rate posting service to raise funds to support the rapid loan growth.

Shareholders’ Equity

Total shareholders’ equity at June 30, 2005 was $29.4 million consisting of $9.1 million in net proceeds from the Company’s 1995 initial public offering, $3.2 million in net proceeds from the Company’s 2000 secondary offering, $3.8 million in net proceeds from a private stock placement in 2004 and $865,000 in proceeds from the exercise of stock options, increased by accumulated retained earnings of $12.5 million and $(28,000) of net unrealized losses on securities available for sale, net of related deferred tax liability. Total shareholders’ equity (exclusive of unrealized gains (losses) on investment securities) was $29.4 million at June 30, 2005 compared with $28.3 million at December 31, 2004, an increase of $1.1 million or 3.9%.

Net Income

We earned net income of $1,392,000 for the six months ended June 30, 2005, an increase of $88,000 or 6.7% over the $1,304,000 reported for the same period in 2004. Net income for the three months ended June 30, 2005 was $722,000, an increase of $48,000 or 7.1% over the $674,000 reported for the second quarter of 2004. The biggest factor contributing to the increase in net income for both periods is the increase in our interest and fees on loans which is the direct result of the measures we took in 2004 to position our loan portfolio to take advantage of rising interest rates.

Net Interest Income

Net interest income is our principal source of earnings and is calculated as the amount which loan and investment (earning assets) income exceeds the interest expense on deposits and borrowings (interest-bearing liabilities). Changes in the volume and mix of earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

Net interest income was $6.2 million for the six months ended June 30, 2005. Net interest income for the first six months of 2005 increased 21.6% from $5.1 million for the same period in 2004. For the three months ended June 30, 2005, net interest income was $3.3 million, an increase of 23.7% from the $2.6 million reported for the three months ended June 30, 2004. The increase for both periods is the result of the steps we took during 2004 to restructure both the investment and loan portfolios in anticipation of rising rates. For example, we shortened the maturities in our investment portfolio and increased our number of floating rate loans in the loan portfolio.

Interest Rate Risk

Interest rate risk is the risk to earnings or capital generated by the effects of changes in interest rates on our on- and off-balance sheet positions, and can take one or more of several forms:

•	Repricing risk comes from timing mismatches in the ability to alter contractual rates earned on financial assets held or paid on interest-bearing liabilities.

•	Basis risk refers to changes in the underlying relationships between market rates or indices, which result in a narrowing of the spread earned on a loan or investment relative to its cost of funds.

•	Option risk arises from “embedded options” in many financial instruments such as:

•	interest rate options,

•	loan prepayment options,

•	deposit early withdrawal options,

•	callable Federal Home Loan Bank advances, and

•	prepayment of the underlying collateral of asset-backed securities.

Embedded options are complex risk positions that are difficult to predict and offset, and are a large component of our overall interest rate risk.

We have established risk measures, limits, policy guidelines and internal control mechanisms for managing our overall asset/liability management (“ALM”) position. The responsibility for interest rate risk control resides with management, with oversight by the board of directors and the Investment Committee. We seek to balance the return potential of the ALM position against the desire to limit volatility in earnings.

At least quarterly, we measure the ALM position using earnings simulation modeling to estimate what assets and liabilities would re-price, and to what extent, within a one-year period in response to an immediate 200 and 100 basis point change in the Prime Rate, as well as in response to more gradual interest rate change. Our objective is to keep the change in net interest income over twelve months at or below 5%, and the change in net income at or below 10%, under an immediate 200 basis point interest rate shock scenario.

The model also incorporates management’s forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to our earnings. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected. Our cumulative repricing gap for the 90-day timeperiod has shifted from a liability sensitive position at December 31, 2004 to an asset-sensitive position as of March 31, 2004 (the most recent date for which information is currently available).

We also estimate interest sensitivity by calculating the net present value of the balance sheet’s cash flows or the residual value of future cash flows ultimately due to shareholders. This calculation is known as Economic Value of Equity or “EVE” and is generally considered a better measure of long-term interest sensitivity than is IRS. Our objective is for the result to change 25% or less in an immediate 300 basis point interest rate shock scenario.

Noninterest Income

Noninterest income is made up of several categories as shown in the following table:

Noninterest Income

(dollars in thousands)

	3 months Ended 6/30/05	3 months Ended 6/30/04	% Increase/ (Decrease)
Service charges on deposits	$235	$187	25.7%
Other fee income	153	140	9.3%
Realized securities gains/losses	52	13	300.0%

Total noninterest income	$440	$340	$29.4%

Noninterest Income

(dollars in thousands)

	6 months Ended 6/30/05	6 months Ended 6/30/04	% Increase/ (Decrease)
Service charges on deposits	$445	$370	20.3%
Other fee income	274	273	0.3%
Realized securities gains/losses	53	17	211.8%

Total noninterest income	$772	$660	$17.0%

Service charges on deposit accounts consist of a variety of charges imposed on demand deposits, interest-bearing deposits and savings deposit accounts. These include, but are not limited to, the following:

•	Demand deposit monthly activity fees

•	Service charges for checks for which there are non-sufficient funds or overdraft charges

•	ATM transaction fees

•	Debit card transaction fees

The principal factors that may affect current or future income for service charges on deposit accounts are:

•	Internally generated growth

•	Acquisitions of other banks/branches or de novo branches

•	Adjustments to service charge structures

Other fee income consists of several categories, primarily the following:

•	Income earned on insurance policies owned by the bank on key executives

•	Fees for the issuance of official checks

•	Fees for wire transfers

•	Safe deposit box rent

•	Income from the sale of customer checks

•	Income on real estate loans

•	Extension fees, insurance premiums, and letter of credit fees

Levels of income derived from these categories vary. For example, general market conditions and new insurance premiums purchased affect the income earned on bank owned life insurance. Fees for the issuance of official checks and customer check sales tend to grow as new branches are added. Fee schedules, while subject to change, generally do not alone yield a significant or discernable increase in income when they change. Additionally, with rising interest rates, mortgage originations and re-financings have slowed down, which decreases the fee income earned on real estate loans.

Realized gains on securities sold were $53 for the first six months of 2005. The Bank sold securities during the second quarter of 2005 to provide additional liquidity for the rapid growth in the loan portfolio.

Noninterest Expense

Noninterest Expense

(dollars in thousands)

	3 months Ended 6/30/05	3 months Ended 6/30/04	% Increase/ (Decrease)
Salaries and employee benefits	$1,169	$1,028	13.7%
Occupancy	148	112	32.1%
Data processing and equipment	258	232	11.2%
Franchise and purchased tax credit expense	46	47	(2.1)%
Deposit expense	49	49	—%
Loan expense	133	99	34.3%
Other expense	508	349	45.6%

Total noninterest expense	$2,311	$1,916	$20.6%

Noninterest Expense

(dollars in thousands)

	6 months Ended 6/30/05	6 months Ended 6/30/04	% Increase/ (Decrease)
Salaries and employee benefits	$2,213	$2,016	9.8%
Occupancy	296	228	29.8%
Data processing and equipment	499	457	9.2%
Franchise and purchased tax credit expense	93	103	(9.7)%
Deposit expense	102	95	7.4%
Loan expense	247	211	17.1%
Other expense	912	644	41.6%

Total noninterest expense	$4,362	$3,754	$16.2%

As seen in the tables above, other expense is the largest contributor to the increase in noninterest expense. The increase is largely attributable to the audit fees associated with the Sarbanes-Oxley Act of 2002 (“SOX”). For example, as of June 30, 2004 audit fees have increased by 122% over the same period last year. Additionally, occupancy expense has increased due to the expansion of our commercial and business banking departments and loan expense has increased due to the rapid growth in our loan portfolio. Compensation expense has increased over the prior year due to the addition of new employees in the 4th quarter of 2004 and the officer merit increases which were effective on January 1, 2005. Total noninterest expense for the three months ended June 30, 2004 was $2.3 million, a 20.6% increase over the same period last year. This increase is largely attributable to the items noted above. Noninterest expenses are expected to continue to increase as a direct result of business growth and expansion as well as the implementation of SOX.

Income Taxes

To reflect our anticipated federal income tax liability, an expense of $500,000 at an effective tax rate of 26.4% was recognized for the six months ended June 30, 2005, compared to an expense of $459,000 at an effective tax rate of 26.0% recognized for the six months ended June 30, 2004. The provision for income taxes for the second quarter of 2005 was $267,000 at an effective tax rate of 27.0%, as compared to $237,000 at an effective tax rate of 26.0% for the second quarter of 2004. Factors contributing to the difference between the effective tax rate and the statutory rate of 34% include tax-exempt interest income on municipal securities (net of disallowance) and tax-exempt income earned on bank-owned life insurance.

Investment Securities

Our investment portfolio is used both for investment income and liquidity purposes. At this time, we do not invest in derivatives or other types of high-risk securities. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in net shareholders’ equity. Funds not used for capital expenditures or lending activities are invested in the following:

•	Securities of the U.S. Government and its agencies

•	Treasury notes

•	Callable agency bonds

•	Noncallable agency bonds

•	Mortgage-backed securities and collateralized mortgage obligations

•	Pools issued by government agencies

•	AAA rated corporate mortgage pools

•	Municipal bonds

•	Taxable general obligation and revenue issues

•	Tax-exempt general obligation and revenue issues

•	Investment grade corporate bonds

•	Restricted equity securities

•	Federal Reserve Bank of Richmond shares

•	Federal Home Loan Bank of Atlanta shares

•	Community Bankers Bank shares

Investment securities (available for sale and held to maturity), including restricted equity securities, at June 30, 2005 were $61.0 million, a decrease of $10.5 million or 14.7% from their level of $71.5 million on December 31, 2004. The decrease is attributable to the principal prepayments on mortgage-backed securities and the sale of a portion of our investment portfolio to help fund our rapid loan growth. See Note 3 to the Consolidated Financial Statements.

Loan Portfolio

Our total loans were $336.5 million at June 30, 2005, an increase of $53.7 million or 19.0% from the $282.8 million reported at December 31, 2004. Our ratio of total loans to total funding sources (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and guaranteed preferred beneficial interests in the Company’s junior subordinated debentures) stood at 85.6% at June 30, 2005 and 82.4% at December 31, 2004. We seek to maintain the ratio of loans to funding sources at a maximum of 85%.

The loan portfolio primarily consists of commercial, real estate (including real estate term loans, construction loans and other loans secured by real estate) and loans to individuals for household, family and other consumer purposes. We adjust the mix of lending and the terms of our loan programs according to economic and market conditions, asset/liability management considerations and other factors. Loans typically (in excess of 90%) are made to businesses and individuals located within our primary market area, most of whom maintain deposit accounts with the Bank. There is no concentration of loans exceeding 10% of total loans, which is not disclosed in the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements or discussed below.

The following table summarizes the loan portfolio by category as of the six-month periods ended June 30, 2005 and 2004 and the year ended December 31, 2004:

Loan Portfolio Summary

(dollars in thousands)

	6/30/05		12/31/04		6/30/04
	$	%	$	%	$	%
Commercial	78,405	23.30	71,580	25.31	61,455	24.44
Commercial real estate	122,580	36.43	107,186	37.91	102,253	40.66
Real estate construction	43,046	12.79	25,404	8.98	20,552	8.17
Residential real estate	61,960	18.41	43,848	15.51	35,570	14.14
Loans to individuals	30,524	9.07	34,758	12.29	31,658	12.59

Total loans	336,515	100.00	282,776	100.00	251,488	100.00

Loan Category Analysis

Commercial Loans. Commercial loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The credit worthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are collateralized with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral, such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

Commercial Real Estate Loans. Commercial real estate construction and commercial real estate mortgages represent interim and permanent financing of commercial properties that are secured by real estate. The Company prefers to make commercial real estate loans secured by owner-occupied properties. These borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

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

Asset Quality

Summary of Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible, although there can be no assurance that this will be so. The provision for loan losses increases the allowance, and loans charged off (net of recoveries) reduce the allowance.

A provision for loan losses of $725,000 was provided during the six months ended June 30, 2005, an increase of $478,000 or 194% over the same period in 2004, in recognition of our estimate of inherent risks associated with lending activities. The increase is a result of the rapid loan growth in our portfolio and the increase in special reserves due to one commercial oriented relationship identified as a work-out situation in 2004.

The ratio of the allowance for loan losses to net loans outstanding was approximately 1.1%, which compares to 1.1% of net loans at December 31, 2004 (see Note 4 to the Consolidated Financial Statements). These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions. A total of $495,000 in special reserves was included in the balance of the allowance for loan losses as of June 30, 2005 for impaired loans, which compares to a total of $120,000 as of June 30, 2004. For the three months ended June 30, 2005 a provision for loan losses of $401,000 was made versus $149,000 during the same period in 2004, a 169% increase of $252,000.

We regularly review asset quality and re-evaluate the allowance for loan losses. However, no assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require us to recognize additions to the allowance based upon their judgment about the loan portfolio and other information available to them at the time of their examinations. (See “Allowance for Loan Losses” under “Critical Accounting Policies”.)

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

Nonperforming assets at June 30, 2005, December 31, 2004 and June 30, 2004 are presented in the following table:

Nonperforming Assets

(dollars in thousands)

	6/30/05	12/31/04	6/30/04
Nonaccrual loans	$1,295	$150	$396
Loans past due 90 days or more	2	240	42
Restructured loans	—	—	—

Total nonperforming loans	$1,297	$390	$438

Foreclosed, repossessed and idled properties	1,142	1	—

Total nonperforming assets	$2,439	$391	$438

Of the $1,297,000 recorded investment in impaired loans at June 30, 2005, a total of $495,000 in special reserves was included in the balance of the allowance for loan losses. Special reserves increased by $464,000 during the first half of the year, and increased by $37,000 for the three months ended June 30, 2004.

Each quarter, the board of directors will review all loans on our watch list to determine proper action and reporting of any loans identified as substandard by the credit quality review. The largest contributor to the increase in the investment in impaired loans is one commercially-oriented relationship that we identified in 2004 as a workout situation. We believe that the above allocated reserves are appropriate for the impaired loans in our portfolio based upon a detailed review of the quality and pledged collateral of each individual loans considered impaired at each of the above-referenced periods. (See “Impairment of Loans” under “Critical Accounting Policies”.)

If nonaccrual loans had performed in accordance with their original terms, additional interest income in the amount of $24,000 for the six-month period ended June 30, 2005; $6,000 for the year ended December 31, 2004; and $22,000 for the six-month period ended June 30, 2004 would have been recorded.

Other Assets

We have purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s Supplemental Executive Retirement Plan (“SERP”). Bank owned life insurance was $6.3 million at June 30, 2005, an increase of $200,000 over the $6.1 million reported as of December 31, 2004. The increase is entirely due to the increase in the cash surrender value of the life insurance contracts. During the second quarter of 2005, the board of directors approved the purchase of additional life insurance contracts for key employees.

Other assets were $2.7 million at June 30, 2005, an increase of $800,000 from the $1.9 million level reported as of December 31, 2004.

Deposits

The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges and the convenience of banking locations. Competition for deposits is intense from other depository institutions and money market funds, some of which offer interest rates higher than we pay. We attempt to identify and implement pricing and marketing strategies designed to control the overall cost of deposits and to maintain a stable deposit mix.

The following table summarizes our total deposits for the six months ended June 30, 2005 and for the year ended December 31, 2004:

Deposit Summary

(dollars in thousands)

	6/30/05		12/31/04		Increase/(Decrease)
	$	%	$	%	$	%
CD’s	216,736	65.01	170,819	61.15	45,917	26.88
Interest bearing demand & money market	58,378	17.51	56,449	20.21	1,929	3.42
Savings	4,371	1.31	4,957	1.78	(586)	(11.82)

Total interest bearing deposits	279,485	83.83	232,225	83.14	47,260	20.35

Noninterest demand & official checks	53,924	16.17	47,108	16.86	6,816	14.47

Total deposits	333,409	100.00	279,333	100.00	54,076	19.36

We would prefer to have transaction accounts comprise a larger percentage of total deposits, but in order to fund our substantial loan growth, we often have to rely on higher-cost certificates of deposit. Within the certificate of deposit category, we have marketed CDs nationally to institutional depositors, primarily banks, thrift institutions and credit unions through an Internet-based rate posting service. National market CDs at June 30, 2004 were $20.5 million, an increase of $2.6 million from the $17.9 million reported at December 31, 2004 and represent 9.5% of total CDs and 6.2% of total deposits at June 30, 2005.

Short-Term Borrowings

Total short-term borrowings (including federal funds purchased and securities sold under agreements to repurchase) decreased by $4.1 million from their level of $23 million at December 31, 2004 to a total of $18.9 million as of June 30, 2005. Short-term borrowings at June 30, 2005 include a Federal Home Loan Bank of Atlanta adjustable rate credit in the amount of $10.0 million and a commercial sweep account program in the amount of $8.9 million.

The FHLB credit decreased by $5.0 million from its $15.0 million level at December 31, 2004. The credit matures on December 16, 2005 and reprices quarterly on the date of each quarterly interest payment. The current rate is 3.49%. See the liquidity section for further information on the preceding borrowings.

The commercial sweep program involves balances subject to repurchase agreements which are reported as short term borrowings rather than deposits since they are not FDIC insured. The balance in the program increased by $3.1 million from its $5.8 million level at December 31, 2004. The program consists of a demand deposit account from which we invest available balances daily in securities on an overnight basis subject to repurchase. On the following business day, we repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month.

Long-Term Borrowings

Federal Home Loan Bank advances are relatively cost-effective funding sources and provide us with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Long-term convertible Federal Home Loan Bank advances totaled $37.0 million at June 30, 2005 and December 31, 2004. (See Footnote 9 of the Company’s Consolidated Financial Statements for more information on the long-term advances.)

Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures

Valley Financial (VA) Statutory Trust I, a statutory business trust (the “Trust”), was created on June 26, 2003, at which time the Trust issued $4.0 million in aggregate liquidation amount of $1 par value preferred capital trust securities which mature June 26, 2033. Distributions are payable on the securities at a floating rate equal to the 3-month London Interbank Offered Rate (“LIBOR”) plus 3.10%, capped at 11.75%, and the securities may be prepaid at par by the Trust at any time after June 26, 2008. The principal assets of the Trust are $4.1 million of the Company’s junior subordinated debentures which mature on June 26, 2033, and bear interest at a floating rate equal to the 3-month LIBOR plus 3.10%, capped at 11.75%, and which are callable by the Company after June 26, 2008. All $124,000 in aggregation liquidation amount of the Trust’s common securities are held by the Company.

The Trust’s preferred securities and common securities are included in our Tier 1 capital for regulatory capital adequacy purposes to the extent that they do not exceed 25% of our total Tier I capital excluding the securities. Amounts in excess of this ratio will not be considered Tier 1 capital but are included in the calculation of our total risk-based capital ratio. Our obligations with respect to the issuance of the Trust’s preferred securities and common securities constitute a full and unconditional guarantee of the Trust’s obligations with respect to the preferred securities and common securities. Subject to certain exceptions and limitations, we may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on the Trust’s preferred trust securities and common securities.

Capital Adequacy

Our financial position at June 30, 2005 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. Capital ratios are in line with required regulatory minimums for a well-capitalized institution. We review the adequacy of our capital on an ongoing basis. We seek to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

For the periods indicated, we had the following risk-based capital and leverage ratios relative to regulatory minimums:

Capital Ratios

Ratio	6/30/05	12/31/04	6/30/04	Minimum
Tier 1	9.4%	10.5%	9.7%	4%
Total	10.4%	11.5%	10.7%	8%
Leverage	8.1%	8.8%	8.1%	4%

Total shareholder’s equity grew by $1.1 million from December 31, 2004 to June 30, 2005. Earnings and the changes in unrealized gains and losses for securities available for sale accounted for the net increase. The Company paid its third consecutive semi-annual cash dividend on the Company’s common stock, in the amount of $.06 per share on July 1, 2005 to shareholders of record June 1, 2005.

Liquidity

Asset/liability management activities are designed to ensure that adequate liquidity is available to meet loan demand or deposit outflows and, through the management of our interest sensitivity position, to manage the impact of interest rate fluctuations on net interest income.

Liquidity measures our ability to meet our maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for customers’ credit needs. Liquidity represents a financial institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and non-pledged securities available-for-sale, at June 30, 2005 totaled $33.3 million. Our funding sources consist of an established federal funds lines with a regional correspondent bank totaling $12 million that had no outstanding balances as of June 30, 2005, two established federal funds lines with third party banks totaling $11 million that had no outstanding balances as of June 30, 2005, and an established line with the FHLB that had $47 million outstanding under a total line of $87.7 million as of June 30, 2005. We believe these arrangements will be renewed at maturity.

Our ratio of liquid assets to deposits and short-term borrowings was 15.0% at June 30, 2005 and 18.7% at December 31, 2004. We sell excess funds as overnight federal funds sold to provide an immediate source of liquidity. We had federal funds sold of $2.7 million at June 30, 2005, and $0 at December 31, 2004.

As a result of our management of liquid assets and our ability to generate liquidity through alternative funding sources, we believe we maintain overall liquidity sufficient to meet our depositors’ requirements and satisfy our customers’ credit needs.

Impact of Inflation

The Consolidated Financial Statements and Notes presented have been prepared in accordance with generally accepted accounting principles, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, nearly all the assets and liabilities of the Company and the Bank are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of changes in the general rate of inflation and changes in prices. In addition, interest rates do not necessarily move in the same direction, or in the same magnitude, as do the prices of goods and services. We seek to manage the relationship between interest-sensitive assets and liabilities in order to protect against the effects of wide interest rate fluctuations, including those resulting from inflation.

Recent and Future Accounting Considerations

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payments. SFAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We will most likely apply SFAS 123(R) on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted stock option awards that remain outstanding at the date of adoption. In addition, we may elect to adopt SFAS 123(R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for us beginning January 1, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The principal goals of our asset and liability management strategy are the maintenance of adequate liquidity and the management of interest rate risk. Liquidity is the ability to convert assets to cash to fund depositor’s withdrawals or borrowers’ loans without significant loss. Interest rate risk management balances the effects of interest rate changes on assets that earn interest or liabilities on which interest is paid, to protect the Bank from wide fluctuations in its net interest income which could result from interest rate changes.

We attempt to ensure that adequate funds are available at all times to meet the needs of its customers. On the asset side of the balance sheet, maturing investments, loan payments, maturing loans, federal funds sold, and unpledged investment securities are principal sources of liquidity. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates of deposit, federal fund lines from correspondent banks, borrowings from the FHLB and the Federal Reserve Bank, as well as the ability to generate funds through the issuance of long-term debt and equity.

Interest rate risk is the effect that changes in interest rates would have on interest income and interest expense as interest-sensitive assets and interest-sensitive liabilities either re-price or mature. We attempt to maintain the portfolios of interest-earning assets and interest-bearing liabilities with maturities or re-pricing opportunities at levels that will afford protection from substantial erosion of net interest margin, to the extent practical, from changes in interest rates.

We use a number of tools to manage our interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods. (See “Interest Rate Risk”.)

Item 4. Controls and Procedures.

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have not been any changes in our internal control over financial reporting that occurred during the last quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

We held our 2005 Annual Meeting of Shareholders on April 27, 2005, at which meeting four Class B directors were re-elected to new three-year terms. Additionally, one new board member was elected as a Class A director, one new board member as a Class B director, and one new board member as a Class C director. The following table indicates the total votes in favor of, and withheld from voting on, the re-election of each nominee, the election of each new nominee, and provides certain information with respect to those directors not standing for re-election whose term of office continued past the 2004 Annual Meeting of Shareholders:

DIRECTOR NAME	TERM OF OFFICE	AFFIRMATIVE VOTES	VOTES WITHHELD
Class A Directors
James S. Frantz, Jr.	2005-2007	3,786,836	3,780
Eddie F. Hearp	2004-2007
Anna L. Lawson	2004-2007
John W. Starr, M.D.	2004-2007
Michael E. Warner	2004-2007
Class B Directors
Abney S. Boxley, III	2005-2008	3,786,836	3,780
William D. Elliot	2005-2008	3,786,836	3,780
Barbara B. Lemon	2005-2008	3,786,836	3,780
Samuel L. Lionberger, Jr.	2005-2008	3,786,836	3,780
Ward W. Stevens, M.D.	2005-2008	3,786,836	3,780
Class C Directors
Ellis L. Gutshall	2003-2006
Mason Haynesworth	2003-2006
A. Wayne Lewis	2003-2006
George W. Logan	2003-2006
Geoffrey M. Ottaway	2005-2006	3,785,578	5,038

Additionally, Shareholders approved The 2005 Key Employee Equity Award Plan with 2,718,681 affirmative votes, 38,989 negative votes, and 1,064,036 votes withheld. See Note 11 to the Consolidated Financial Statements for more information on the new plan.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	We filed the following exhibits for the quarter ended June 30, 2005:

Exhibits:

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on form S-1, as amended).

3.3	Bylaws as amended July 19, 2003 (incorporated herein by reference to Exhibit 3.3 of Form 10-KSB filed March 30, 2005, File No. 000-28342).

*10.2	Employment Agreement dated April 8, 1994, by and between the Company and A.Wayne Lewis (incorporated herein by reference to Exhibit No. 10.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

*10.3	Severance Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

*10.4	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

*10.6	Severance agreement dated February 9, 1998, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.6 of Form 10-KSB filed March 30, 2000, File No. 33-77568).

*10.7	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

*10.14	Valley Bank Supplemental Retirement Plan effective January 1, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

*10.15	Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.15 of Form 10-QSB filed November 14, 2002, File No. 33-77568).

*10.16	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.16 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

*10.17	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.17 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

*10.18	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and J. Randy Woodson (incorporated herein by reference to Exhibit 10.18 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

*10.19	Insurance Loan Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.19 of Form 10-KSB filed March 30, 2004, File No. 000-28342).

*10.20	Insurance Transfer Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and Ellis L. Gutshall (incorporated herein by Reference to Exhibit 10.20 of Form 10-KSB filed March 30, 2004, File No. 000-28342).

*10.21	Letter agreement regarding retirement of A. Wayne Lewis dated July 22, 2005 by and among Valley Financial Corporation and A. Wayne Lewis (filed herewith).

11	Statement re Computation of Earnings per Share (filed herewith as Note 5).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-Q pursuant to Item 13(a).

(b)	Reports on Form 8-K filed during the last quarter of the period covered by this report:

The Company filed two reports on Form 8-K during the quarter ended June 30, 2005:

•	The first report, dated April 28, 2005, reported the Company’s consolidated financial results for the quarter ended March 31, 2005.

•	The second report, dated June 28, 2005, reported the addition of investment services to its portfolio of financial services which will be provided through its newly formed subsidiary Valley Wealth Management Services, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

August 15, 2005	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief Executive Officer

August 15, 2005	/s/ Kimberly B. Snyder
Date	Kimberly B. Snyder, Senior
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.3	Bylaws as amended July 19, 2003 (incorporated herein by reference to Exhibit 3.3 of Form 10-KSB filed March 30, 2005, File No. 000-28342).

10.2	Employment Agreement dated April 8, 1994, by and between the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit No. 10.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.3	Severance Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.4	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.5	Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.5 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.10	First amendment dated August 5, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.10 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.12	Second amendment dated December 14, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.12 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.13	Lease agreement for office space dated September 20, 1996, by and between Valley Bank, N.A. and Betty J. Burrows (incorporated herin by reference to Exhibit No. 10.13 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.6	Severance agreement dated February 9, 1998, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.6 of Form 10-KSB filed March 30, 2000, File No. 33-77568).

10.7	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

10.14	Valley Bank Supplemental Retirement Plan effective January 1, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

10.15	Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.15 of Form 10-QSB filed November 14, 2002, File No. 33-77568).

10.16	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.16 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

10.17	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.17 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

10.18	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and J. Randy Woodson (incorporated herein by reference to Exhibit 10.18 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

10.19	Insurance Loan Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.19 of Form 10-KSB filed March 30, 2004, File No. 000-28342).

10.20	Insurance Transfer Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.20 of Form 10-KSB filed March 30, 2004, File No. 000-28342).

10.21	Letter agreement regarding retirement of A. Wayne Lewis dated July 22, 2005 by and among Valley Financial Corporation and A. Wayne Lewis (filed herewith).	38

11	Statement re Computation of Earnings per Share (filed herewith as Note 5).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	39

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	40

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	41

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	42