Form 10-Q
period 2005-09-30
VALLEY FINANCIAL CORP /VA/
filed 2005-11-14
CIK 921590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Transitional small business disclosure format:    Yes☐    No  ☒.

Accelerated Filer:    Yes  ☐    No  ☒.

At November 14, 2005, 4,076,993 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION

FORM 10-Q

September 30, 2005

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	(Unaudited) 9/30/05	(Audited) 12/31/04
Assets
Cash and due from banks	$10,302	$7,119
Money market investments:
Federal funds sold	—	—
Interest-bearing deposits in other banks	56	62

Total money market investments	56	62
Securities available for sale	34,198	45,820
Securities held to maturity (approximate market values of $21,292 at September 30, 2005 and $22,084 at December 31, 2004)	21,437	22,154
Restricted equity securities	3,987	3,501
Loans:
Commercial and industrial loans	85,889	71,580
Commercial real estate loans	139,373	107,186
Real estate construction loans	52,101	25,404
Residential real estate loans	73,382	43,848
Loans to individuals	28,495	34,758

Total loans	379,240	282,776
Less unearned income	—	(2)
Less allowance for loan losses	(4,003)	(2,989)

Net loans	375,237	279,785
Foreclosed assets	—	—
Premises and equipment	6,505	6,077
Bank owned life insurance	6,353	6,125
Accrued interest receivable	1,779	1,434
Other assets	2,658	1,902

Total assets	$462,512	$373,979

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand deposits	$19,896	$47,108
Interest bearing demand deposits	4,475	19,690
Money market deposits	48,589	36,759
Savings deposits	52,156	4,957
Certificates of deposits of $100,000 or more	51,006	38,059
Other time deposits	173,893	132,760

Total deposits	350,016	279,333

Federal funds purchased and securities sold under agreements to repurchase	8,768	8,004
Short-term borrowings	23,000	15,000
Long-term borrowings	37,000	37,000
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	11,000	4,000
Accrued interest payable	1,500	1,050
Other liabilities	1,178	1,276

Total liabilities	432,245	345,663

Commitments and other contingencies	—	—
Preferred stock, no par value. Authorized 10,000,000 shares; none issued and outstanding.	—	—
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 4,076,993 at September 30, 2005, and 4,074,630 at December 31, 2004.	16,998	16,974
Retained earnings	13,345	11,321
Accumulated other comprehensive income / (loss)	(293)	21

Total shareholders’ equity	30,050	28,316

Total liabilities and shareholders’ equity	$462,512	$373,979

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	3 Months Ended		9 Months Ended
	9/30/05	9/30/04	9/30/05	9/30/04
Interest Income:
Interest and fees on loans	$5,783	3,822	15,064	10,667
Interest on money market investments	11	15	70	41
Interest on securities – taxable	503	598	1,627	1,675
Interest on securities – nontaxable	138	160	447	485

Total interest income	6,435	4,595	17,208	12,868

Interest Expense:
Interest on certificates of deposit > 100,000	419	262	1,059	763
Interest on other deposits	1,793	1,045	4,491	2,716
Interest on long-term borrowings	398	397	1,179	1,183
Interest on federal funds purchased and securities sold under agreements to repurchase	80	19	182	52
Interest on guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	71	48	191	134
Interest on short-term borrowings	151	63	376	155

Total interest expense	2,912	1,834	7,478	5,003

Net interest income	3,523	2,761	9,730	7,865

Provision for loan losses	455	331	1,180	578

Net interest income after provision for loan losses	3,068	2,430	8,550	7,287

Noninterest Income:
Service charges on deposit accounts	237	209	682	579
Income earned on bank owned life insurance	75	77	227	226
Other income on real estate loans	23	19	69	74
Other fee income	84	40	160	109
Gains on sale of foreclosed assets	129	—	129	—
Gains on sales of securities	—	—	53	17

Total noninterest income	548	345	1,320	1,005

Noninterest Expense:
Compensation expense	1,230	1,017	3,443	3,033
Occupancy expense	157	135	453	363
Equipment expense	119	107	343	319
Data processing expense	141	130	416	375
Advertising and marketing	75	26	199	99
Audit fees	78	34	229	102
Franchised and purchased tax credit expense	47	46	140	149
Business manager	50	79	190	214
Deposit expenses	90	44	192	139
Loan expenses	52	29	159	105
Computer software	75	52	212	153
Other expense	272	180	772	582

Total noninterest expense	2,386	1,879	6,748	5,633

Net income before taxes	1,230	896	3,122	2,659

Provision for income taxes	352	230	852	689

Net income	$878	666	2,270	1,970

Basic earnings per share	$0.22	0.18	0.56	0.53

Diluted earnings per share	$0.21	0.17	0.53	0.49

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except per share data)

	9 Months Ended
	9/30/05	9/30/04
Cash Flows From Operating Activities:
Net income	$2,270	$1,970
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,180	578
Depreciation and amortization	515	474
Tax benefit from exercise of nonqualified stock options	—	287
Net (gains)/losses on sale of securities	(53)	(17)
Net (gains) losses on sales of foreclosed properties	(129)	8
Amortization (accretion) of premiums/discounts	152	225
Increase (decrease) in unearned fees	—	(3)
(Increase) decrease in interest receivable	(345)	(248)
(Increase) decrease in other assets	(626)	(207)
(Increase) decrease in value of life insurance contracts	(228)	(226)
Increase (decrease) in accrued interest payable	450	303
Increase (decrease) in other liabilities	(317)	162

Net cash provided by operating activities	2,869	3,306

Cash Flows From Investing Activities:
(Increase) decrease in money market investments	6	(253)
Purchases of premises and equipment	(856)	(429)
Purchases of securities available for sale	—	(18,868)
Purchases of securities held to maturity	(215)	(2,368)
Purchases of restricted equity securities	(801)	—
Principal repayments/sales/calls of securities available for sale	11,283	10,613
Principal repayments of securities held to maturity	858	2,498
Principal repayments of restricted equity securities	315	—
Proceeds from sale of fixed assets	—	3
Proceeds from sale of foreclosed properties	1,350	276
Increase in loans, net	(97,853)	(48,154)

Net cash used in investing activities	(85,913)	(56,682)

Cash Flows From Financing Activities:
Increase (decrease) in non-interest bearing deposits	(27,212)	6,785
Increase (decrease) in interest bearing deposits	97,895	47,359
Increase (decrease) in short-term borrowings	8,000	(2,556)
Increase (decrease) in Federal funds purchased and securities sold under agreements to repurchase	764	1,049
Proceeds from Federal Home Loan Bank advances	—	—
Proceeds from issuance of guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	7,000	—
Proceeds from issuance of common stock	24	467
Cash dividends paid	(244)	(227)

Net cash provided by financing activities	86,227	52,877

Net Increase (Decrease) in Cash and Due from Banks	3,183	(499)

Cash and Due From Banks at Beginning of Period	7,119	7,511

Cash and Due From Banks at End of Period	$10,302	$7,012

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,028	$4,700

Cash paid during the period for taxes	$1,213	$523

Noncash financing and investing activities:
Transfer of loans to foreclosed property	$1,221	$283

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2005 (Unaudited)

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

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. To comply with Federal Reserve regulations, the Bank is required to maintain certain average reserve balances. The daily cash reserve requirement for the week including September 30, 2005 was $1,022, less cash on hand in the amount of $1,088, or a net of $0. We started a deposit reclassification program in September 2005 that restructures interest and non-interest checking accounts so that a certain portion of the balance in each account is actually maintained in a linked Savings sub-account. The Savings portion of the combined account balance is not subject to the 10% reserve that is required for checking balances, therefore the overall daily cash reserve requirement for the Federal Reserve has been reduced. We received approval from our Federal Reserve district for this program. As such, for financial reporting purposes, our non-interest bearing demand deposits have been reduced and our savings deposits have been increased.

As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of September 30, 2005 was $250.

(3)	Securities

The carrying values, unrealized gains, unrealized losses and approximate fair values of available for sale and held to maturity investment securities at September 30, 2005 are shown in the tables below. As of September 30, 2005 investments (including both available for sale and held to maturity) and restricted equity securities with amortized costs and fair values of $37,501 and $37,340, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law. At September 30, 2005 we evaluated our investment portfolio and determined all unrealized losses presented in the table below are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The following table sets forth the composition of securities available for sale at September 30, 2005. Securities available for sale are carried at approximate market value.

Available for Sale Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U.S. Government agencies	$6,598	$3	$(52)	$6,549
Mortgage-backed securities	5,410	1	(145)	5,266
Collateralized mortgage obligations	15,412	1	(376)	15,037
States and political subdivisions	7,021	149	(20)	7,150
Corporate debt securities	200	—	(4)	196

Total securities available for sale	$34,641	$154	$(597)	$34,198

The following table sets forth the composition of securities held to maturity at September 30, 2005. Securities held to maturity are carried at amortized cost.

Held to Maturity Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U.S. Treasury	$200	$—	$—	$200
U.S. Government agencies	9,936	13	(129)	9,820
Mortgage-backed securities	3,297	—	(50)	3,247
Collateralized mortgage obligations	626	—	(18)	608
States and political subdivisions	7,378	76	(37)	7,417

Total securities held to maturity	$21,437	$89	$(235)	$21,292

(4)	Allowance for Loan Losses

The following table summarizes the loan loss experience for the nine-month periods ended September 30, 2005 and 2004.

Allowance for Loan Losses

(dollars in thousands)

	2005	2004
Balance at January 1	$2,989	$2,566
Provision for loan losses	1,180	578
Recoveries – Loans to individuals	2	—
Charged off loans:
Commercial	(163)	(104)
Credit Cards	(5)	(1)
Loans to individuals	—	(16)

Balance at September 30	$4,003	$3,023

(5)	Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following table summarizes the shares utilized in the computations:

Weighted Average Shares Outstanding

	9 Months Ending		3 Months Ending
	9/30/05	9/30/04	9/30/05	9/30/04
Basic	4,075,426	3,726,988	4,076,993	3,798,665
Diluted	4,233,365	3,981,501	4,233,816	4,006,616

(6)	Comprehensive Income

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

The adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company has net unrealized gains (losses) on available for sale securities, an item of other comprehensive income (loss). For the nine months ended September 30, 2005 and 2004, total comprehensive income was $1,956 and $1,376 respectively.

The information that follows discloses the reclassification adjustments and the income taxes related to securities available for sale that are included in other comprehensive income (loss), net of income taxes for the nine month and three month periods ended September 30, 2005 and 2004.

	9 Months Ended		3 Months Ended
	9/30/05	9/30/04	9/30/05	9/30/04
Net unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) during the year	$(422)	$1,076	$(400)	$70
Less reclassification adjustments for realized gains included in net income, net of tax	(35)	—	—	(11)
Income tax benefit (expense)	143	(366)	136	(24)

Other comprehensive income (loss), net of income taxes	$(314)	$710	$(264)	$35

(7)	Financial Instruments With Off-Balance Sheet Risk

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk, which involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At September 30, 2005 outstanding commitments to extend credit were $136,847 as compared to $100,838 at December 31, 2004.

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

The Bank has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. As of September 30, 2005 aggregate loans to directors, executive officers, and principal shareholders totaled $16,536. An analysis of loan activity to directors, executive officers and principal shareholders is as follows:

Loans to Related Parties

(dollars in thousands)

Balances as of January 1, 2004	$6,324
Advances	5,308
Repayments	(1,183)

Balances as of December 31, 2004	$10,449

2004 Correction	(3)
Addition of new director	3,209
Advances	12,573
Repayments	(9,692)

Balances as of September 30, 2005	$16,536

(9)	Long-Term Federal Home Loan Bank Advances

The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $37.0 million as of September 30, 2005. There are four convertible advances in the amount of $5.0 million each, one convertible advance in the amount of $7.0 million, and one convertible advance in the amount of $10.0 million currently drawn. The Federal Home Loan Bank of Atlanta has the option to convert the $37.0 million in convertible advances on the conversion dates below, and on any quarterly interest payment date thereafter, with at least two business days notice. If called, the four $5.0 million convertible advances and the one $7.0 million convertible advance will be converted into a 3-month London Interbank Offered Rate (“LIBOR”) based adjustable rate credit (ARC) at 3-month LIBOR. The $10.0 million convertible advance may be converted into a 3-month LIBOR-based floating rate advance (ARC) at 3-month LIBOR only if 3-month LIBOR is greater than or equal to 7.0%. The following table provides more information on the outstanding advances as of September 30, 2005:

LONG-TERM FEDERAL HOME LOAN BANK ADVANCES

(dollars in thousands)

Advance Balance	Advance Date	Maturity Date	Fixed Rate	First Optional Conversion Date
$ 5,000	December 2, 1999	December 2, 2009	5.46%	December 4, 2000
$ 5,000	May 24, 2000	May 24, 2010	6.49%	May 24, 2001
$ 5,000	February 9, 2001	February 9, 2011	4.97%	February 9, 2005
$ 5,000	November 7, 2001	November 7, 2011	3.91%	November 7, 2006
$10,000	September 4, 2002	September 4, 2007	3.09%	September 4, 2004
$ 7,000	March 11, 2003	March 11, 2013	2.91%	March 11, 2008

(10)	Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures

Valley Financial (VA) Statutory Trust II, a statutory business trust (“Trust II”), was created by the Company on September 26, 2005, at which time Trust II issued $7,000 in aggregate liquidation amount of $1 par value preferred capital trust securities which mature December 15, 2035. Distributions are payable on the securities at a floating rate equal to the 3-month LIBOR plus 1.49%, and the securities may be prepaid at par by Trust II at any time after December 15, 2010. The principal assets of Trust II are $7,217 of the Company’s junior subordinated debentures which mature on December 15, 2035, and bear interest at a floating rate equal to the 3-month LIBOR plus 1.49%, and which are callable by the Company after December 15, 2010. All $217 in aggregation liquidation amount of Trust II’s common securities are held by the Company.

Valley Financial (VA) Statutory Trust I, a statutory business trust (“Trust I”), was created by the Company on June 26, 2003, at which time Trust I issued $4,000 in aggregate liquidation amount of $1 par value preferred capital trust securities which mature June 26, 2033. Distributions are payable on the securities at a floating rate equal to the 3-month LIBOR plus 3.10%, capped at 11.75%, and the securities may be prepaid at par by Trust I at any time after June 26, 2008. The principal assets of Trust I are $4,124 of the Company’s junior subordinated debentures which mature on June 26, 2033, and bear interest at a floating rate equal to the 3-month LIBOR plus 3.10%, capped at 11.75%, and which are callable by the Company after June 26, 2008. All $124 in aggregation liquidation amount of Trust I’s common securities are held by the Company.

The debenture proceeds from Trust I and Trust II are included in the Company’s Tier 1 capital for regulatory capital adequacy purposes to the extent that they do not exceed 25% of the Company’s total Tier I capital including the securities. This amount totaled $10,100 (of the $11,000 outstanding) at September 30, 2005. The remaining $900 is included in the calculation of our total risk based capital ratio as Tier 2 capital. Our obligations with respect to the issuance of Trust I and Trust II preferred securities and common securities constitute a full and unconditional guarantee by the Company of Trust I and Trust II obligations with respect to the preferred securities and common securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on Trust I and Trust II’s preferred trust securities and common securities.

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

Stock Option Plans

The Company has a 2005 Key Employee Equity Award Plan (the 2005 Plan). The 2005 Plan gives the Company flexibility in tailoring equity based compensation awards for employees from time to time to the continuing objective of aligning employee incentives with the interests of shareholders as the Company grows and develops. In addition to incentive and non qualified stock options, the 2005 Plan permits the grant of restricted stock, stock appreciation rights and stock units to persons designated as “Key Employees”. The 2005 Plan will remain in effect for ten years, subject to the right of the Board of Directors to terminate the 2005 Plan earlier, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. The maximum aggregate number of shares of the Company’s common stock (no par value) that may be issued pursuant to awards made under the Plan may not exceed 250,000. Accordingly, 250,000 shares of authorized but unissued common stock are reserved for use in the 2005 Plan. Within the maximum limits, the Plan specifies that stock appreciation rights may not be granted with respect to more than 500 shares per recipient (2,000 shares for a new employee recipient) per year; and restricted shares and stock units, respectively, may not be granted for more than 5,000 shares per year per recipient.

Additionally, the Company has a 1995 Incentive Stock Plan (the 1995 Plan) pursuant to which the Human Resources Committee of the Company’s Board of Directors may grant stock options to officers and key employees. The 1995 Plan authorizes grants of options to purchase up to 311,850 shares (adjusted for stock splits) of the Company’s authorized but unissued common stock. Accordingly, 311,850 shares of authorized but unissued common stock are reserved for use in the Plan.

Under the 2005 Plan, there are options for 37,700 shares granted to officers and key employees currently outstanding as of September 30, 2005. Under the 1995 Plan, there are options for 239,283 shares granted to officers and key employees currently outstanding as of September 30, 2005. All stock options (for both plans) have been granted with an exercise price equal to the stock’s fair market value at the date of the grant. Stock options under the Plan generally have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of the grant. As of September 30, 2005, there are 6,958 shares available for grant under the 1995 Plan and 212,300 shares available for grant under the 2005 Plan. In addition, certain other options for 182,196 shares (adjusted for stock splits), of which 82,098 are outstanding as of September 30, 2005, based on meeting certain past performance criteria have been granted.

Additionally under the 2005 Plan, there are 14,375 restricted stock grants (“RSG’s”) that have been granted to officers and key employees currently outstanding as of September 30, 2005. These RSG’s will vest 100% on January 31, 2008 (“Vesting Date”) based upon successfully meeting certain performance criteria.

Information related to pro forma net income and per share amounts for the periods presented is as follows:

	9 Months Ended		3 Months Ended
	9/30/05	9/30/04	9/30/05	9/30/04
Compensation cost recognized in income for all stock-based compensation awards	$—	$—	$—	$—

Pro forma net income, based on SFAS No. 123	$2,233	$1,925	$860	$651

Pro forma basic net income per share, based on SFAS No. 123	$0.55	$0.52	$0.22	$0.17

Pro forma diluted net income per share, based on SFAS No. 123	$0.52	$0.48	$0.21	$0.16

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

For the nine month period ending September 30, 2005, the net effect of the implementation of SFAS No. 91 was an increase in pretax net income of $5, no change in basic earnings per share or diluted earnings per share.

Item 2. Management’s Discussion and Analysis.

Management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the nine months ended September 30, 2005 and 2004 is as follows. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes on the December 31, 2004 Form 10-KSB.

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

Performance Summary

The following table shows our key performance ratios for the period ended September 30, 2005 and December 31, 2004 and September 30, 2004:

Key Performance Ratios

	9 months Ended 9/30/05	12 months Ended 12/31/04	9 months Ended 9/30/04

Return on average assets	0.74%	0.82%	0.78%
Return on average equity (1)	10.31%	12.00%	11.61%
Net interest margin (2)	3.39%	3.45%	3.40%
Cost of funds	2.62%	2.17%	2.13%
Yield on earning assets	5.93%	5.57%	5.50%
Basic net earnings per share	$0.56	$0.75	$0.53
Diluted net earnings per share	$0.53	$0.70	$0.49

All percentage calculations are on an annualized basis.

(1)	The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.
(2)	Calculated on a fully taxable equivalent basis (“FTE”)

As shown above, the net interest margin has decreased slightly as compared to December 31, 2004 due to our relative reliance on higher-cost certificates of deposit to fund rapid growth in earning assets and due to the flattening of the yield curve which has resulted in our deposit costs increasing faster than our asset yields. Net interest income for the nine-month period ended September 30, 2005 was $9,730,000, a 24% increase when compared to the prior year. Net interest income for the quarter ended September 30, 2005 was $3,523,000, a 28% increase over the same period last year.

Growth

The following table shows our key growth indicators:

Key Growth Indicators

(dollars in thousands)

	9 months Ended 9/30/05	12 months Ended 12/31/04	12 months Ended 12/30/03

Investment securities	$59,622	$71,475	$66,195
Loans, net	375,237	279,785	220,032
Deposits	350,016	279,333	223,022
Total assets	$462,512	$373,979	$309,133

Total assets at September 30, 2005 were $462.5 million, up 24% from $374.0 million at December 31, 2004. The asset growth is due to the 34% growth in our loan portfolio, offset by the 17% decrease in our investment portfolio. Due to the addition of five new production employees during the last quarter of 2004, our loan growth in the first half of the year temporarily outstripped our immediate ability to grow deposits. Therefore, we liquidated a portion of our investment portfolio during the first half of the year to help fund this growth.

Total liabilities at September 30, 2005 were $432.5 million, up 25% from $345.7 million at December 31, 2004 with the increase primarily represented by a $70.7 million growth in deposits, a $7 million increase in guaranteed preferred beneficial interests in the Company’s junior subordinated debentures, an $8 million increase in short-term borrowings and a $2.2 million increase in securities sold under agreements to purchase. These increases were offset by the reduction in federal funds purchased of $1.5 million. During the first nine months of the year, we raised deposits through local CD campaigns and also marketed CDs nationally to institutional depositors, primarily banks, thrift institutions and credit unions through an Internet-based rate posting service to raise funds to support the rapid loan growth.

Shareholders’ Equity

Total shareholders’ equity at September 30, 2005 was $30 million consisting of $9.1 million in net proceeds from the Company’s 1995 initial public offering, $3.2 million in net proceeds from the Company’s 2000 secondary offering, $3.8 million in net proceeds from a private stock placement in 2004, $880,000 in proceeds from the exercise of stock options, $18,000 from the issuance of restricted stock grants, increased by accumulated retained earnings of $13.3 million and decreased by $293,000 of net unrealized losses on securities available for sale, net of related deferred tax liability. Total shareholders’ equity (exclusive of unrealized gains (losses) on investment securities) was $30.3 million at September 30, 2005 compared with $28.3 million at December 31, 2004, an increase of $2 million or 7.1%.

Net Income

We earned net income of $2,270,000 for the nine months ended September 30, 2005, an increase of $300,000 or 15% over the $1,970,000 reported for the same period in 2004. Net income for the three months ended September 30, 2005 was $878,000, an increase of $212,000 or 32% over the $666,000 reported for the third quarter of 2004. The biggest factor contributing to the increase in net income for both periods is the increase in our interest and fees on loans which is the result of the overall growth in our loan portfolio, as well as the result of measures we took in 2003 and 2004 to position our portfolio to take advantage of the rising rate environment. Additionally, we earned gains of $129,000 on the sale of real estate acquired by foreclosure during the third quarter of 2005.

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

Net interest income was $9.7 million for the nine months ended September 30, 2005, an increase of 22.8% from the $7.9 million reported for the same period in 2004. For the three months ended September 30, 2005, net interest income was $3.5 million, an increase of 25% from the $2.8 million reported for the three months ended September 30, 2004.

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

The model also incorporates management’s forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to our earnings. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected. Our cumulative repricing gap for the 90-day time period has shifted from a liability sensitive position at December 31, 2004 to an asset-sensitive position as of June 30, 2005 (the most recent date for which information is currently available).

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

Noninterest Income

Noninterest income is made up of several categories as shown in the following table:

Noninterest Income

(dollars in thousands)

	3 months Ended 9/30/05	3 months Ended 9/30/04	% Increase/ (Decrease)

Service charges on deposits	$237	$209	13.4%
Gain/(Loss) on sale of other assets	129	—	N/M
Other fee income	182	136	33.8%
Realized securities gains/losses	—	—	0.00%

Total noninterest income	$548	$345	$58.8%

Noninterest Income

(dollars in thousands)

	9 months Ended 9/30/05	9 months Ended 9/30/04	% Increase/ (Decrease)
Service charges on deposits	$682	$579	17.8%
Gain/(Loss) on sale of other assets	129	—	N/M
Other fee income	456	409	11.5%
Realized securities gains/losses	53	17	211.8%

Total noninterest income	$1,320	$1,005	$31.3%

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

Realized gains on securities sold were $53,627 for the nine months ending September 30, 2005. The Bank sold securities during the second quarter of 2005 to provide additional liquidity for the rapid growth in the loan portfolio.

Noninterest Expense

Noninterest Expense

(dollars in thousands)

	3 months Ended 9/30/05	3 months Ended 9/30/04	% Increase/ (Decrease)
Salaries and employee benefits	$1,230	$1,017	20.9%
Occupancy	157	135	16.3%
Equipment	119	107	11.2%
Data processing	141	130	8.5%
Advertising and marketing	75	26	188.5%
Audit fees	78	34	129.4%
Franchise and purchased tax credit expense	47	46	2.2%
Business manager	50	79	(36.7%)
Deposit expense	90	44	104.5%
Loan expense	52	29	79.3%
Computer software	75	52	44.2%
Other expense	272	180	51.1%

Total noninterest expense	$2,386	$1,879	$27.0%

Noninterest Expense

(dollars in thousands)

	9 months Ended 9/30/05	9 months Ended 9/30/04	% Increase/ (Decrease)
Salaries and employee benefits	$3,443	$3,033	13.5%
Occupancy	453	363	24.8%
Equipment	343	319	7.5%
Data processing	416	375	10.9%
Advertising and marketing	199	99	101.0%
Audit fees	229	102	124.5%
Franchise and purchased tax credit expense	140	149	(6.0%)
Business manager	190	214	(11.2%)
Deposit expense	192	139	38.1%
Loan expense	159	105	51.4%
Computer software	212	153	38.6%
Other expense	772	582	32.6%

Total noninterest expense	$6,748	$5,633	$19.8%

As seen in the tables above, audit fees is the largest percentage increase in noninterest expense due primarily to fees associated with the Sarbanes-Oxley Act of 2002 (“SOX”). Additionally, occupancy expense has increased due to the expansion of our commercial and business banking departments and loan expense has increased due to the rapid growth in our loan portfolio. Compensation expense has increased over the prior year due to the addition of new employees in the 4th quarter of 2004 and due to merit increases throughout the year. The increase in advertising and marketing is primarily due to the costs associated with promoting the new branch opening, deposit generating promotions, and our new investment subsidiary, Valley Wealth Management Services, Inc. Noninterest expenses are expected to continue to increase as a direct result of business growth and expansion as well as the implementation of SOX.

Income Taxes

To reflect our anticipated federal income tax liability, an expense of $852,000 at an effective tax rate of 27.3% was recognized for the nine months ended September 30, 2005, compared to an expense of $689,000 at an effective tax rate of 25.9% recognized for the nine months ended September 30, 2004. The provision for income taxes for the third quarter of 2005 was $352,000 at an effective tax rate of 28.6% as compared to $230,000 at an effective tax rate of 25.7% for the third quarter of 2004. Factors contributing to the difference between the effective tax rate and the statutory rate of 34% include tax-exempt interest income on municipal securities (net of disallowance) and tax-exempt income earned on bank-owned life insurance.

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

Investment securities (available for sale and held to maturity), including restricted equity securities, at September 30, 2005 were $59.6 million, a decrease of $11.9 million or 16.6% from their level of $71.5 million on December 31, 2004. The decrease is attributable to the principal prepayments on mortgage-backed securities and the sale of a portion of our investment portfolio to help fund our rapid loan growth. See Note 3 to the Consolidated Financial Statements.

Loan Portfolio

Our total loans were $379.2 million at September 30, 2005, an increase of $96.5 million or 34.1% from the $282.8 million reported at December 31, 2004. Our ratio of total loans to total funding sources (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and guaranteed preferred beneficial interests in the Company’s junior subordinated debentures) stood at 88.2% at September 30, 2005 and 82.4% at December 31, 2004. We seek to maintain the ratio of loans to funding sources at a maximum of 85%.

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

The following table summarizes the loan portfolio by category as of the nine-month periods ended September 30, 2005 and 2004 and the year ended December 31, 2004:

Loan Portfolio Summary

(dollars in thousands)

	9/30/05		12/31/04		9/30/04
	$	%	$	%	$	%
Commercial	85,889	22.65	71,580	25.31	68,239	25.24
Commercial real estate	139,373	36.75	107,186	37.91	104,162	38.53
Real estate construction	52,101	13.74	25,404	8.98	23,291	8.62
Residential real estate	73,382	19.35	43,848	15.51	40,290	14.90
Loans to individuals	28,495	7.51	34,758	12.29	34,371	12.71

Total loans	379,240	100.00	282,776	100.00	270,353	100.00

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

A provision for loan losses of $1,180,000 was provided during the nine months ended September 30, 2005, an increase of $602,000 or 104% over the same period in 2004, in recognition of our estimate of inherent risks associated with lending activities. The increase is a result of the rapid loan growth in our portfolio.

The ratio of the allowance for loan losses to net loans outstanding was approximately 1.1% at September 30, 2005, which compares to approximately 1.1% of net loans at December 31, 2004 (see Note 4 to the Consolidated Financial Statements). These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions. A total of $0 in special reserves was included in the balance of the allowance for loan losses as of September 30, 2005 for impaired loans, which compares to a total of $108,000 as of September 30, 2004. For the three months ended September 30, 2005 a provision for loan losses of $455,000 was made versus $331,000 during the same period in 2004, a 37.5% increase of $124,000.

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

Nonperforming assets at September 30, 2005, December 31, 2004 and September 30, 2004 are presented in the following table:

Nonperforming Assets

(dollars in thousands)

	9/30/05	12/31/04	9/30/04
Nonaccrual loans	$86	$150	$236
Loans past due 90 days or more	596	240	—
Restructured loans	—	—	—

Total nonperforming loans	$682	$390	$236

Foreclosed, repossessed and idled properties	7	1	12

Total nonperforming assets	$689	$391	$248

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

If nonaccrual loans had performed in accordance with their original terms, additional interest income in the amount of $2,000 for the nine-month period ended September 30, 2005; $6,000 for the year ended December 31, 2004; and $7,000 for the nine-month period ended September 30, 2004 would have been recorded.

Other Assets

We have purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s Supplemental Executive Retirement Plan (“SERP”). Bank owned life insurance was $6.4 million at September 30, 2005, an increase of $300,000 over the $6.1 million reported as of December 31, 2004. The increase is entirely due to the increase in the cash surrender value of the life insurance contracts. During the second quarter of 2005, the board of directors approved the purchase of additional life insurance contracts for key employees. The Company plans to make this additional purchase during the last quarter of 2005.

Other assets were $2.7 million at September 30, 2005, an increase of $800,000 from the $1.9 million level reported as of December 31, 2004.

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

The following table summarizes our total deposits for the nine months ended September 30, 2005 and for the year ended December 31, 2004:

Deposit Summary

(dollars in thousands)

	9/30/05		12/31/04		Increase/(Decrease)
	$	%	$	%	$	%
CD’s	224,900	64.26	170,819	61.15	54,081	31.66
Interest bearing demand & money market	53,064	15.16	56,449	20.21	(3,385)	(6.00)
Savings	52,156	14.90	4,957	1.78	47,199	952.17

Total interest bearing deposits	330,120	94.32	232,225	83.14	97,895	42.16

Noninterest demand & official checks	19,896	5.68	47,108	16.86	(27,212)	(57.77)

Total deposits	350,016	100.00	279,333	100.00	70,683	25.30

In September 2005, we implemented a deposit reclassification program that restructures interest and non-interest checking accounts so that a certain portion of the balance in each account is actually maintained in a linked Savings sub-account. The Savings portion of the combined account balance is not subject to the 10% reserve that is required for checking balances, therefore the overall daily cash reserve requirement for the Federal Reserve has been reduced. We received approval from our Federal Reserve district for this program. As such, for financial reporting purposes, our interest and non-interest bearing demand deposits have been reduced and our savings deposits have been increased.

We would prefer to have transaction accounts comprise a larger percentage of total deposits, but in order to fund our substantial loan growth, we often have to rely on higher-cost certificates of deposit. Within the certificate of deposit category, we have marketed CDs nationally to institutional depositors, primarily banks, thrift institutions and credit unions through an Internet-based rate posting service. National market CDs at September 30, 2005 were $17.4 million, a decrease of $500,000 from the $17.9 million reported at December 31, 2004 and represent 7.74% of total CDs and 4.97% of total deposits at September 30, 2005.

Short-Term Borrowings

Total short-term borrowings (including federal funds purchased and securities sold under agreements to repurchase) increased by $8.8 million from their level of $23 million at December 31, 2004 to a total of $31.8 million as of September 30, 2005. Short-term borrowings at September 30, 2005 include federal funds purchased of $708,000, Federal Home Loan Bank of Atlanta (“FHLB”) borrowings in the amount of $23.0 million, and a commercial sweep account program in the amount of $8 million.

The FHLB borrowings include a $10 million adjustable rate credit which matures on December 16, 2005 and reprices quarterly on the date of each quarterly interest payment (rate of 3.95% on September 30, 2005). The second FHLB credit matures on January 30, 2006 and reprices monthly at 1-month LIBOR flat (rate of 3.86% on September 30, 2005). The third FHLB borrowing is an $8 million daily rate credit which matures on September 27, 2006 (rate of 4.16% on September 30, 2005). See the liquidity section for further information on the preceding borrowings.

The commercial sweep program involves balances subject to repurchase agreements which are reported as short term borrowings rather than deposits since they are not FDIC insured. The balance in the program increased by $2.2 million from its $5.8 million level at December 31, 2004. The program consists of a demand deposit account from which we invest available balances daily in securities on an overnight basis subject to repurchase. On the following business day, we repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month.

Long-Term Borrowings

Federal Home Loan Bank advances are relatively cost-effective funding sources and provide us with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Long-term convertible Federal Home Loan Bank advances totaled $37.0 million at September 30, 2005 and December 31, 2004. (See Footnote 9 of the Company’s Consolidated Financial Statements for more information on the long-term advances.)

Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures

Valley Financial (VA) Statutory Trust II, a statutory business trust (“Trust II”), was created on September 26, 2005, at which time Trust II issued $7.0 million in aggregate liquidation amount of $1 par value preferred capital trust securities which mature December 15, 2035. Distributions are payable on the securities at a floating rate equal to the 3-month London Interbank Offered Rate (“LIBOR”) plus 1.49%, and the securities may be prepaid at par by Trust II at any time after December 15, 2010. The principal assets of Trust II are $7.2 million of the Company’s junior subordinated debentures which mature on December 15, 2035, and bear interest at a floating rate equal to the 3-month LIBOR plus 1.49%, and which are callable by the Company after December 15, 2010. All $217,000 in aggregation liquidation amount of Trust II’s common securities are held by the Company.

Valley Financial (VA) Statutory Trust I, a statutory business trust (“Trust I”), was created on June 26, 2003, at which time Trust I issued $4.0 million in aggregate liquidation amount of $1 par value preferred capital trust securities which mature June 26, 2033. Distributions are payable on the securities at a floating rate equal to the 3-month London Interbank Offered Rate (“LIBOR”) plus 3.10%, capped at 11.75%, and the securities may be prepaid at par by Trust I at any time after June 26, 2008. The principal assets of Trust I are $4.1 million of the Company’s junior subordinated debentures which mature on June 26, 2033, and bear interest at a floating rate equal to the 3-month LIBOR plus 3.10%, capped at 11.75%, and which are callable by the Company after June 26, 2008. All $124,000 in aggregation liquidation amount of Trust I’s common securities are held by the Company.

The debenture proceeds from Trust I and Trust II are included in our Tier 1 capital for regulatory capital adequacy purposes to the extent that they do not exceed 25% of our total Tier I capital including the securities. This amount totaled $10.1 million (of the $11 million outstanding) at September 30, 2005. The remaining $900,000 is included in the calculation of our total risk-based capital ratio as Tier 2 capital. Our obligations with respect to the issuance of Trust I and Trust II’s preferred securities and common securities constitute a full and unconditional guarantee of Trust I and Trust II’s obligations with respect to the preferred securities and common securities. Subject to certain exceptions and limitations, we may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on Trust I and Trust II’s preferred trust securities and common securities.

Capital Adequacy

Our financial position at September 30, 2005 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. Capital ratios are in line with required regulatory minimums for a well-capitalized institution. We review the adequacy of our capital on an ongoing basis. We seek to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

For the periods indicated, we had the following risk-based capital and leverage ratios relative to regulatory minimums:

Capital Ratios

Ratio	9/30/05	12/31/04	9/30/04	Minimum Required for Capital Adequacy Purposes
Tier 1	10.3%	10.5%	9.3%	4%
Total	11.5%	11.5%	10.4%	8%
Leverage	8.7%	8.8%	7.8%	4%

Total shareholder’s equity grew by $1.8 million from December 31, 2004 to September 30, 2005. Earnings and the changes in unrealized gains and losses for securities available for sale accounted for the net increase. The Company paid its third consecutive semi-annual cash dividend on the Company’s common stock, in the amount of $.06 per share on July 1, 2005 to shareholders of record June 1, 2005.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and non-pledged securities available-for-sale, at September 30, 2005 totaled $26.5 million. Our funding sources consist of an established federal funds lines with a regional correspondent bank totaling $12 million that had a $708,000 balance as of September 30, 2005, three established federal funds lines with third party banks totaling $16 million that had no outstanding balances as of September 30, 2005, and an established line with the FHLB that had $60 million outstanding under a total line of $90.2 million as of September 30, 2005. We believe these arrangements will be renewed at maturity.

We sell excess funds as overnight federal funds sold to provide an immediate source of liquidity. We had federal funds sold of $0 at September 30, 2005 and December 31, 2004.

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

Recent and Future Accounting Considerations

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payments. SFAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We will apply SFAS 123(R) on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted stock option awards that remain outstanding at the date of adoption. In addition, we may elect to adopt SFAS 123(R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for us beginning January 1, 2006.

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

Item 4. Controls and Procedures.

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. This evaluation takes into account the discovery after the end of the quarter of computational errors in connection with the Company’s initial earnings release on October 21, 2005, which was corrected by the Company’s 8-K filing on November 1, 2005. We have reviewed this carefully and concluded that it does not require a material change in the Company’s disclosure control and procedures. There have not been any changes in our internal control over financial reporting that occurred during the last quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no submission of matters to a vote of security holders in the quarter.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	We filed the following exhibits for the quarter ended September 30, 2005:

Exhibits:

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on form S-1, as amended).

3.3	Bylaws as amended July 19, 2003 (incorporated herein by reference to Exhibit 3.3 of Form 10-KSB filed March 30, 2005, File No. 000-28342).

*10.2	Employment Agreement dated April 8, 1994, by and between the Company and A.Wayne Lewis (incorporated herein by reference to Exhibit No. 10.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

*10.3	Severance Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

*10.4	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

*10.6	Severance agreement dated February 9, 1998, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.6 of Form 10-KSB filed March 30, 2000, File No. 33-77568).

*10.7	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

*10.14	Valley Bank Supplemental Retirement Plan effective January 1, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

*10.15	Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.15 of Form 10-QSB filed November 14, 2002, File No. 33-77568).

*10.16	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.16 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

*10.17	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.17 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

*10.18	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and J. Randy Woodson (incorporated herein by reference to Exhibit 10.18 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

*10.19	Insurance Loan Agreement dated December 31, 2003 by and among Valley Financial Corporation , Valley Bank, and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.19 of Form 10-KSB filed March 30, 2004, File No. 000-28342).

*10.20	Insurance Transfer Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and Ellis L. Gutshall (incorporated herein by Reference to Exhibit 10.20 of Form 10-KSB filed March 30, 2004, File No. 000-28342).

*10.21	Letter agreement regarding retirement of A. Wayne Lewis dated July 22, 2005 by and among Valley Financial Corporation and A. Wayne Lewis (filed herewith).

11	Statement re Computation of Earnings per Share (filed herewith as Note 5).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-Q pursuant to Item 13(a).

(b)	Reports on Form 8-K filed during the last quarter of the period covered by this report:

The Company filed four reports on Form 8-K during the quarter ended September 30, 2005:

•	The first report, dated July 7, 2005, reported that the Company granted a total of 35,650 incentive stock options and 14,040 restricted stock grants to employees of the Company and Valley Bank.

•	The second report, dated July 22, 2005, reported the Company’s consolidated financial results for the quarter ended June 30, 2005.

•	The third report, dated July 27, 2005, reported the retirement of the Company’s Executive Vice President, Chief Operating Officer and Chief Financial Officer, A. Wayne Lewis effective July 31, 2005, and the appointment of Kimberly B. Snyder as the Company’s Senior Vice President and Chief Financial Officer effective August 1, 2005.

•	The fourth report, dated September 29, 2005, reported the issuance of $7,000,000 of trust preferred securities through the Company’s newly formed and wholly-owned special purpose finance subsidiary, Valley Financial (VA) Statutory Trust II.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

November 14, 2005	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief Executive Officer

November 14, 2005	/s/ Kimberly B. Snyder
Date	Kimberly B. Snyder, Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.3	Bylaws as amended July 19, 2003 (incorporated herein by reference to Exhibit 3.3 of Form 10-KSB filed March 30, 2005, File No. 000-28342).

10.2	Employment Agreement dated April 8, 1994, by and between the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit No. 10.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.3	Severance Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.4	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.5	Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.5 of Registration Statement No. 33-77568, on Form S-1, as amended).

10.10	First amendment dated August 5, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.10 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.12	Second amendment dated December 14, 1994, to the Office Lease dated February 28, 1994, by and between First Federal Building, L.C. and Valley Financial Enterprises, L.C. (incorporated herein by reference to Exhibit No. 10.12 of Form 10-K filed March 30, 1995, File No. 33-77568).

10.13	Lease agreement for office space dated September 20, 1996, by and between Valley Bank, N.A. and Betty J. Burrows (incorporated herin by reference to Exhibit No. 10.13 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.6	Severance agreement dated February 9, 1998, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.6 of Form 10-KSB filed March 30, 2000, File No. 33-77568).

10.7	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

10.14	Valley Bank Supplemental Retirement Plan effective January 1, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

10.15	Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.15 of Form 10-QSB filed November 14, 2002, File No. 33-77568).

10.16	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.16 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

10.17	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.17 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

10.18	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and J. Randy Woodson (incorporated herein by reference to Exhibit 10.18 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

10.19	Insurance Loan Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.19 of Form 10-KSB filed March 30, 2004, File No. 000-28342).

10.20	Insurance Transfer Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.20 of Form 10-KSB filed March 30, 2004, File No. 000-28342).

10.21	Letter agreement regarding retirement of A. Wayne Lewis dated July 22, 2005 by and among Valley Financial Corporation and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.21 of Form 10-Q filed August 15, 2005).

11	Statement re Computation of Earnings per Share (filed herewith as Note 5).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	38

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	39

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	40

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	41