Form 10-K
period 2005-12-31
VALLEY FINANCIAL CORP /VA/
filed 2006-03-28
CIK 921590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-28342

VALLEY FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

VIRGINIA	54-1702380
(State of Incorporation)	(I.R.S. Employer Identification Number)

36 Church Avenue, S.W.

Roanoke, Virginia 24011

(Address of principal executive offices)

Registrant’s telephone number, including area code (540) 342-2265

Securities registered under Section 12(b) of the Exchange Act of 1934: None

Securities registered under Section 12(g) of the Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No par value	OTC Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

The number of shares of Valley Financial Corporation Common Stock outstanding as of March 6, 2006 was 4,076,993. The aggregate market value of Valley Financial Corporation Common Stock held by non-affiliates of Valley Financial Corporation as of March 6, 2006 (2,702,198 shares) was $35,804,124.

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for Valley Financial Corporation’s April 26, 2006 Annual Meeting of Shareholders	III

VALLEY FINANCIAL CORPORATION

FORM 10-K

December 31, 2005

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

PART I.

Item 1.	Description of Business

Valley Financial Corporation (the “Company”) was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of Valley Bank (the “Bank”). The Company posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.myvalleybank.com.

The Bank opened for business on May 15, 1995 at its main office in the City of Roanoke, opened its second office on September 11, 1995 in the County of Roanoke, its third office on January 15, 1997 in the City of Roanoke, its fourth office in the City of Salem on April 5, 1999, its fifth office in the City of Roanoke on May 7, 2001, its sixth office in County of Roanoke on May 20, 2002, its seventh office in the City of Roanoke on December 8, 2003, and its eighth office in the City of Roanoke on May 9, 2005. Additionally, the Bank opened its wealth management subsidiary, Valley Wealth Management Services, Inc., in the City of Roanoke on June 23, 2005.

The Bank operates under a state charter issued by the Commonwealth of Virginia, and engages in the business of commercial banking. Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) and it is a member of the Federal Reserve System. Our primary purpose is to own and manage the Bank.

Effective June 26, 2003, Valley Financial (VA) Statutory Trust I was established as a wholly-owned subsidiary of the Company for the purpose of issuing trust preferred securities. Effective October 16, 2002, the Bank established VB Investments, LLC as a wholly-owned subsidiary of the Bank to be a limited partner in Grandin Theatre, LP. The establishment of the subsidiary gives the Bank the right to utilize certain federal and state tax credits. Effective September 26, 2005, Valley Financial (VA) Statutory Trust II was established as a wholly-owned subsidiary of the Company for the purpose of issuing additional trust preferred securities. These entities are for capital raising (in the case of the statutory trusts) or investment (in the case of the LLC) purposes.

Banking Services

We conduct a general commercial banking business while emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals.

Deposit Services

We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank’s principal market area at rates competitive to those offered in the area. In addition, we offer certain retirement account services, such as Individual Retirement Accounts. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules). We solicit accounts from individuals, businesses, associations and organizations and governmental authorities.

Lending Activities

Our lending activities are subject to a variety of lending limits imposed by state and federal laws and regulations. In general, the Bank is subject to a loan-to-one borrower limit of an amount equal to 15% of the total of the Bank’s unimpaired capital, surplus, and allowance for loan loss. We may not make any extensions of credit to any director, executive officer, or principal shareholder of the Bank or the Company, or to any related interest of such person, unless the extension of credit is approved by the Board of Directors of the Bank and the credit is made on terms not more favorable to such person than would be available to an unaffiliated party.

Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. Loan requests are granted based upon several factors including credit history, past and present relationships with the bank, marketability of collateral and the cash flow of the borrowers. Unsecured commercial loans must be supported by a satisfactory balance sheet, income statement and cash flow statement. Collateralized business loans may be secured by a security interest in marketable equipment, accounts receivable, business equipment and/or general intangibles of the business. In addition, or as an alternative, the loan may be secured by a deed of trust lien on business real estate. The risks associated with commercial loans are related to the strength of the individual business, the value of loan collateral, and the general health of the economy.

Residential real estate loans are secured by deeds of trust on 1-4 family residential properties. The Bank also serves as a broker for residential real estate loans placed in the secondary market. There are occasions when a borrower or the real estate do not qualify under secondary market criteria, but the loan request represents a reasonable credit risk. Also, an otherwise qualified borrower may choose not to have their mortgage loan sold. On these occasions, if the loan meets the Bank’s internal underwriting criteria, the loan will be closed and placed in the Bank’s portfolio. Residential real estate loans carry risk associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

The Bank makes loans for the purpose of financing the construction of business and residential structures to financially responsible business entities and individuals. Additionally, the Bank makes loans for the purpose of financing the acquisition and development of commercial and residential projects. These loans are subject to additional underwriting standards as compared to our commercial and residential real estate loans, due to the following inherent risks associated with construction and development loans. Construction loans and acquisition and development loans bear the risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may at any point in time be less than the principal amount of the loan. Construction loans and acquisition and development loans also bear the risk that the general contractor, who may or may not be the Bank’s loan customer, is unable to finish the construction project as planned because of financial pressures unrelated to the project. Loans to customers that are made as permanent financing of construction loans may likewise under certain circumstances be affected by external financial pressures.

The Bank routinely makes consumer loans, both secured and unsecured for financing automobiles, home improvements, education, and personal investments. The credit history, cash flow and character of individual borrowers is evaluated as a part of the credit decision. Loans used to purchase vehicles or other specific personal property and loans associated with real estate are usually secured with a lien on the subject vehicle or property. Negative changes in a customer’s financial circumstances due to a large number of factors, such as illness or loss of employment, can place the repayment of a consumer loan at risk. In addition, deterioration in collateral value can add risk to consumer loans.

We will occasionally buy or sell all or a portion of a loan. We will consider selling a loan or a participation in a loan, if: (i) the full amount of the loan will exceed our legal lending limit to a single borrower; (ii) the full amount of the loan, when combined with a borrower’s previously outstanding loans, will exceed our legal lending limit to a single borrower; (iii) the Board of Directors or an internal Loan Committee believes that a particular borrower has a sufficient level of debt with us; (iv) the borrower requests the sale; (v) the loan to deposit ratio is at or above the optimal level as determined by bank management; and/or (vi) the loan may create too great a concentration of loans in one particular location or in one particular type of loan. We will consider purchasing a loan, or a participation in a loan, from another financial institution (including from another subsidiary of the Company) if the loan meets all applicable credit quality standards and (i) the Bank’s loan to deposit ratio is at a level where additional loans would be desirable; and/or (ii) a common customer requests the purchase.

We offer leasing services for our small business, private banking and business banking customers and prospects to access equipment, technology or other capital assets that they need to improve productivity and to facilitate growth without taking on debt or investing significant working capital. Leasing facilities do generally incorporate above-average risk as they generally require minimal initial equity investments on the part of the lessee and may include residual value risks at the time of lease maturity.

We offer several forms of specialized asset-based lending to our commercial business customers, which include:

•	Accounts Receivable Financing – enables small businesses to unlock the cash typically frozen in accounts receivable which provides cash flow to support operations. The Bank utilizes an automated software program to manage and monitor collateral values on a consistent and routine basis.

•	Automobile Floor Plan Financing – enables auto-related businesses to carry sufficient levels of inventories to support sales demand.

Asset-based loans require substantial risk management and monitoring processes which should help mitigate collateral exposures; however, these types of financing are inherently high risk due to the every changing status of the underlying collateral.

Other Services

Other Bank services include safe deposit boxes, certain cash management services including overnight repurchase agreements, merchant purchase and management programs, traveler’s checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. We operate seven proprietary ATM’s and are associated with the Honor, Cirrus and The Exchange shared networks of automated teller machines that may be used by Bank customers throughout Virginia and other regions. We also offer VISA and MasterCard credit card services as well as a debit-check card. Our lockbox service provides a simple and efficient way to collect accounts receivable payments locally for businesses and non-profit organizations.

Financial Services

On June 23, 2005, Valley Wealth Management Services, Inc., (VWM) a wholly-owned subsidiary of the Bank, began offering non-deposit investment products and insurance products for sale to the public. VWM is working with Bankers Insurance, LLC, a joint effort of Virginia banks originally sponsored by the Virginia Bankers Association.

We have no immediate plans to obtain or exercise trust powers. We may in the future offer a full-service trust department, but cannot do so without the prior approval of its primary regulators, the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission, before exercise of trust powers.

Operating Revenue

The following table sets forth, for the three fiscal years ended December 31, 2005, 2004, and 2003, the percentage of total operating revenue contributed by each class of similar services which contributed 15 percent or more of total operating revenues of the Company during such periods.

Period	Class of Service	% of Total Revenues
December 31, 2005	Interest and fees on loans	83.31%
December 31, 2004	Interest and fees on loans Interest on securities	77.46 15.16	% %
December 31, 2003	Interest and fees on loans	78.42%

Location and Service Area

Our primary service area is The Roanoke Metropolitan Statistical Area (the “Roanoke MSA”), which is the regional center for southwest Virginia, and is located approximately 165 miles west of Richmond, Virginia, 178 miles northwest of Charlotte, North Carolina, 178 miles east of Charleston, West Virginia and 222 miles southwest of Washington, D.C. There are 20 colleges and universities within a 60-mile radius of Roanoke. Hollins University and Roanoke College, with student enrollments of approximately 1,000 and 1,850, respectively, are located in the Roanoke MSA. Virginia Polytechnic Institute & State University (VPI) and Radford University (RU), with student bodies of some 25,600 and 9,300, respectively, are approximately a 45-minute drive away. VPI is the Commonwealth’s land grant college and also its largest university. Employment at VPI has remained relatively stable over the past three years, and it is not expected to change materially in the next few years. RU has also provided stable employment opportunities in the region.

The population in the Roanoke MSA was estimated at 290,100 in 2003 per the Weldon Cooper Center for Public Services, University of Virginia. The Roanoke MSA’s growth typically is slower than that in the Commonwealth overall and in other key Virginia markets in particular. The Virginia Employment Commission reported that the Roanoke MSA had an unemployment rate of 2.8% in December 2005, compared with 4.6% nationally and 3.0% for Virginia.

The business community in the Roanoke MSA is well diversified by industry group. The principal components of the economy are retail trade, services, transportation, manufacturing and finance, insurance and real estate. The Roanoke MSA’s position as a regional center creates a strong medical, legal and business professional community. Carillion Health System, Advance Auto Parts, Lewis-Gale Hospital, and the Veterans Administration Hospital are among Roanoke’s largest employers. Other large employers include Norfolk Southern Corporation, General Electric Co., Wachovia Corporation, The Kroger Company – Mid Atlantic, and ITT Industries Night Vision.

Competition

The banking and financial service business in Virginia, and in our primary market area specifically, is highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems and new competition from non-traditional financial services. We compete for loans and deposits with other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other nonbank financial service providers. In order to compete, we rely upon a service-based business philosophy, personal relationships with customers, specialized services tailored to meet customers’ needs and the convenience of office locations. In addition, we are generally competitive with other financial institutions in our market area with respect to interest rates paid on deposit accounts, interest rates charged on loans and other service charges on loans and deposit accounts.

Our market area is a highly concentrated, highly branched banking market. Currently, the Bank, Bank of Botetourt, Bank of Fincastle, and the newly formed Hometown Bank are the only locally owned and operated commercial banks. Most competitors are subsidiaries of holding companies headquartered in North Carolina, Georgia, Tennessee, and Northern Virginia. Numerous credit unions in the aggregate operate additional offices in the Roanoke MSA. Further, various other financial companies, ranging from local to national firms, provide financial services to residents of the Bank’s market area.

We believe that the Bank will be able to compete effectively in this market, and that the community reacts favorably to our community bank focus and emphasis on service to small businesses, individuals and professional concerns.

Employees

At December 31, 2005 the Bank had 103 full-time employees and 8 part-time employees.

Supervision and Regulation

The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. As a result of the substantial regulatory burdens on banking, financial institutions, including the Company, are disadvantaged relative to other competitors who are not as highly regulated, and our costs of doing business are much higher. The following is a brief summary of the material provisions of certain statutes, rules and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below, and is not intended to be an exhaustive description of the statutes or regulations which are applicable to the business of the Company and/or the Bank. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company and/or the Bank.

The Company

The Company is a bank holding company within the meaning of the Federal Bank Holding Company Act of 1956, as amended (the “BHCA”), and Chapter 13 of the Virginia Banking Act, as amended (the “Virginia Act”).

The BHCA. The BHCA is administered by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and the Company is required to file periodic reports and such additional information as the Federal Reserve may require. The Federal Reserve Board also is authorized to examine the Company and its subsidiaries. The BHCA, with limited exceptions, requires every bank holding company to obtain the prior approval of the Federal Reserve before, (i) it or any of its subsidiaries (other than a bank) acquires substantially all the assets of any bank, (ii) it acquires ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank, or (iii) it merges or consolidates with any other bank holding company.

The BHCA and the Change in Bank Control Act, together with regulations promulgated by the Federal Reserve, require that, depending on the particular circumstances, either Federal Reserve Board approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or company acquiring “control” of a bank holding company, such as the Company, subject to certain exemptions for certain transactions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities of the Company. The regulations provide a procedure for challenging the rebuttable control presumption.

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

The Virginia Banking Act. All Virginia bank holding companies must register with the Bureau of Financial Institutions of the State Corporation Commission of Virginia (the “Virginia Commission”) under the Virginia Banking Act. A registered bank holding company must provide the Virginia Commission with information with respect to the financial condition, operations, management and intercompany relationships of the holding company and its subsidiaries. The Virginia Commission also may require such other information as is necessary to keep itself informed about whether the provisions of Virginia law and the regulations and orders issued thereunder by the Virginia Commission have been complied with, and may make examinations of any Virginia holding company and its subsidiaries. Under the Virginia Act, it is generally unlawful, without the prior approval of the Virginia Commission, for any Virginia bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any Virginia bank or any other bank holding company. The Virginia Banking Act allows bank holding companies located in any state to acquire a Virginia bank or bank holding company if the Virginia bank or bank holding company could acquire a bank holding company in their state and the Virginia bank or bank holding company to be acquired has been in existence and continuously operated for more than two years. The Virginia Banking Act permits bank holding companies from throughout the United States to enter the Virginia market, subject to federal and state approval.

Financial Modernization Legislation/Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (the “GLBA”), enacted on November 12, 1999, broadly rewrote financial services legislation. The GLBA permits significant combinations among different sectors of the financial services industry; allows for significant expansion of financial service activities by Bank holding companies and provides for a regulatory framework by various governmental authorities responsible for different financial activities; and offers certain financial privacy protections to consumers. The GLBA repealed affiliation and management interlock prohibitions of the Depression-era Glass-Steagall Act and, by amending the Bank Holding Company Act, the GLBA added new substantive provisions to the non-banking activities permitted under the BHCA with the creation of the financial holding company. The GLBA preempts most state laws that prohibit financial holding companies from engaging in insurance activities. The GLBA permits affiliations between banks and securities firms within the same holding company structure, and the Act permits financial holding companies to directly engage in a broad range of activities as described below.

In order for a bank holding company to qualify as a financial holding company, all of its depository subsidiaries (i.e., banks and thrifts) must be well capitalized and well managed, and must have a satisfactory Community Reinvestment Act (“CRA”) rating. The bank holding company also must declare its intention to become a financial holding company to the Federal Reserve and certify that it meets the requirements. Banks and thrifts acquired by a financial holding company within 12 months prior to the date on which the election is filed may be excluded from this test if they have less than a satisfactory CRA rating, but they must submit a plan to the applicable federal banking agency describing how the CRA rating will be brought into conformance.

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

The GLBA also establishes a system of functional regulation for financial holding companies and banks providing regulation of securities by the Securities and Exchange Commission and state securities regulators, regulation of futures by the Commodity Futures Trading Commission, and regulation of insurance activities by the state insurance regulators. Banks may sell title insurance only when specifically permitted under the applicable state law.

The Company meets all of the requirements to become a financial holding company, but currently has not made an election with the Federal Reserve to become a financial holding company.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 was signed into law on July 30, 2002. It comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies with equity or debt securities registered under the Securities Exchange Act of 1934. It enacted sweeping reforms of the federal securities laws intended to protect investors by improving the accuracy and reliability of corporate disclosures. Compliance with this complex legislation and with subsequent Securities and Exchange Commission rules has since been a major focus of all public corporations in the United States, including the Company. Among the many significant provisions of the Sarbanes-Oxley Act, Section 404 and related Securities and Exchange Commission rules created increased scrutiny by internal and external auditors of our systems of internal controls over financial reporting. These ongoing and extensive efforts are designed to insure that our internal controls are effective in terms of both design and operation, but compliance is costly, especially for community banking companies like ours.

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

The FDIC establishes rates for the payment of premiums by federally insured banks for deposit insurance. A Bank Insurance Fund (the “BIF”) is maintained for commercial banks with insurance premiums from the industry used to offset losses from insurance payouts when banks fail. Also, the Bank is charged a deposit-based assessment by the FDIC in connection with the so-called Financing Corporation (“FICO”) bonds issued by the federal government to finance the savings and loan industry bailout. The total BIF and FICO assessment combined was approximately $40,000 in 2005. Future deposit insurance premiums will vary with the strength of the banking industry, the level of the BIF insurance fund and the Bank’s individual risk rating as determined by the FDIC, and there can be no assurance that premiums will remain at their current level.

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

Community Reinvestment Act. The federal Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The focus of the regulations is on the volume and distribution of a bank’s loans, with particular emphasis on lending activity in low and moderate-income areas and to low and moderate-income persons. The regulations place substantial importance on a bank’s product delivery system, particularly branch locations. The regulations require banks to comply with significant data collection requirements. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, this assessment is required for any bank which has applied to, among other things, establish a new branch office that will accept deposits, relocate an existing office, or merge, consolidate with or acquire the assets or assume the liabilities of a federally regulated financial institution. It is likely that banks’ compliance with the CRA, as well as other fair lending laws, will face ongoing government scrutiny and that costs associated with compliance will continue to increase. The Bank received a “Satisfactory” rating pursuant to its latest CRA examination.

Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. These laws restrict the interest and charges which the Bank may impose for certain loans and thereby affect the Bank’s interest income. The Bank’s loan operations also are subject to certain federal laws applicable to credit transactions, such as the Truth in Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act requiring financial institutions to provide information concerning their obligation to help meet the housing needs of the local community, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act governing the use and provision of information to credit reporting agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Truth in Savings Act, which governs disclosure and advertisement of yields and costs of deposits and deposit accounts, the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services, the Expedited Funds Availability Act and Regulation CC issued by the Federal Reserve to implement that Act, which govern the availability of funds, return of checks, the settlement of checks, check endorsement and presentment and notification of nonpayment, and the Bank Secrecy Act, which requires reporting to the federal government of certain cash transactions. These and other similar laws result in significant costs to financial institutions and create the potential for liability to consumers and regulatory authorities. Recently regulatory authorities have imposed significant penalties for inadequate compliance.

Dividends. A Virginia bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand, after providing for all expenses, losses, interest and taxes accrued, or due by the Bank. Before any dividend is declared, any deficit in capital funds originally paid in must have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in capital of the bank. To ascertain the net undivided profits before any dividend shall be declared, all debts due to the bank on which interest is past due and unpaid for a period of twelve months, unless they are well secured and in process of collection, are deducted from the undivided profits in addition to all expenses, losses, interest and taxes accrued, and the balance is deemed to be the net undivided profits. The Virginia State Corporation Commission may limit or approve the payment of dividends by the board of directors of any bank when the Commission determines that the limitation or approval is warranted by the financial condition of the bank. The Bank began paying dividends to the Company in 2003 to cover the interest expense due on the guaranteed preferred beneficial interests in the Company’s junior subordinated debentures. The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by state law, regulations and policies. See “Capital Regulations” below, “Item 5. Market for Common Equity and Related Stockholder Matters” and Note 15 to the Consolidated Financial Statements.

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

At December 31, 2005, the Company and the Bank had the following risk-based capital and leverage ratios relative to regulatory minimums:

Capital Ratios

Ratio	Company 12/31/05	Bank 12/31/05	Minimum Required for Capital Adequacy Purposes
Tier 1	9.7%	9.1%	4%
Total	10.8%	10.1%	8%
Leverage	8.8%	8.2%	4%

The regulations define five categories of compliance with regulatory capital requirements, ranging from “well capitalized” to “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2005 the Company and the Bank qualified as “well-capitalized” institutions (see Note 16 to the Consolidated Financial Statements).

The applicable federal bank regulatory agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to submit a capital restoration plan, raise additional capital, restrict their growth, deposit interest rates and other activities, improve their management, eliminate management fees to parent holding companies, and even divest themselves of all or a part of their operations. Bank holding companies can be called upon to boost their subsidiary banks’ capital and to partially guarantee the institutions’ performance under their capital restoration plans. If this occurs, capital which otherwise would be available for holding company purposes, including possible distribution to shareholders, would be required to be down streamed to one or more subsidiary banks.

The Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, Federal Deposit Insurance System, and the Office of the Thrift Supervision issued their joint final rule regarding the obligation of financial institutions to protect the financial privacy of their consumers under the GLBA. Compliance with the Joint Rule was mandatory July 2001. The Final Rule applies to nonpublic personal information about individuals who obtain financial products or services from a bank or thrift institution and their subsidiaries. The Bank should provide consumers with a “clear and conspicuous” notice regarding the bank’s privacy policies and practices and describe the conditions under which the Bank may disclose nonpublic personal information about its consumers to affiliates and nonaffiliated third parties. The Bank should provide a method for its consumers to opt out of the disclosure of nonpublic personal information to third parties. The Bank must adopt policies and procedures reasonably designed to protect customer records and information from any anticipated threats, hazards, or unauthorized access or use that could result in “substantial harm or inconvenience” to any customer. The Bank must disclose their specific privacy policies to their customers annually. Upon making such disclosure, there is no specific restriction on the Bank disclosing customer information to affiliated parties. The Bank must comply with state law, however, if it protects customer privacy more fully than federal law.

The GLBA also revises the present Federal Home Loan Bank system, imposing new capital requirements on Federal Home Loan Banks and authorizing them to issue two classes of stock with differing dividend rates and redemption requirements. Permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) have been expanded to include funding loans to small businesses, and small farms and agribusiness. The Bank uses Federal Home Loan Bank loans extensively to fund lending opportunities.

The GLBA contains a variety of other provisions. Automated teller machine surcharges are prohibited unless the customer first has been provided notice of the imposition and amount of the fee. Community Reinvestment Act examinations for smaller institutions (including the Bank) will be less frequent. Certain reporting requirements are now imposed on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act.

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (USA Patriot Act). The USA Patriot Act of 2001 (the “Patriot Act”) contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The Patriot Act requires such financial institutions to implement policies and procedures to combat money laundering and the financing of terrorism, including the adoption of effective customer identification programs. Federal bank regulatory agencies to consider the effectiveness of anti-money laundering activities by a financial institution when reviewing bank mergers and bank holding company acquisitions. Compliance with the Patriot Act by the Company has not had a material impact on its results of operations or financial condition.

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

Company Website

The Company and the Bank maintain a website at www.myvalleybank.com. The Company makes available through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the material is electronically filed with the Securities and Exchange Commission.

Item 1A.	Risk Factors.

If there is a significant downturn in our region, our credit risk could be adversely affected and result in loss.

We conduct business in a small geographic area, and a large percentage of our loans are made in our market area. If the region suffers a significant or prolonged period of economic downturn, there is a greater likelihood that more of our customers could become delinquent on their loans or other obligations to us. This could result in higher levels of credit-related losses, which could adversely affect our performance.

If market interest rates decrease, our net interest income can be negatively affected in the short term.

The direction and speed of interest rate changes affect our net interest margin and net interest income. In a period of declining interest rates, our net interest income can be negatively affected in the short term because our interest-earning assets (loans) reprice sooner than our interest-bearing liabilities (deposits).

If we do not maintain our capital requirements and our status as a “well-capitalized” bank, there could be an adverse effect on the way in which we do business and in the confidence of our customers.

The Bank is subject to regulatory capital adequacy guidelines. If the Bank fails to meet the capital adequacy guidelines for a “well-capitalized” bank, it could increase the regulatory scrutiny for the Bank and the Company, increase our FDIC insurance premiums, and could lead to a decline in the confidence that our customers have in us and a reduction in the demand for our products and services.

If the large bank competition increases or focuses more heavily on our market, our business could suffer.

Financial services in our market area is highly competitive, with a number of commercial banks, credit unions, insurance companies and stockbrokers seeking to do business with our customers. Additionally, our primary competition is with large banks, who can achieve greater economies of scale due to their financial strength and marketing clout. If these large banks focus more attention on our market, we could lose customers and our business could suffer.

If we are not in compliance with governmental regulation, we can be subject to fines, penalties, or restrictions of our business.

Our business is subject to stringent regulation by federal and state governmental and regulatory agencies and self-regulatory organizations. We have established policies, procedures and systems that are designed to comply with these regulatory and operational risk requirements. However, as a financial services institution, we face complexity and costs related to our compliance efforts. We also face the potential for loss resulting from failed or inadequate internal processes and from external events, which could have a material impact on our results of operations. Adverse publicity and damage to our reputation from the failure or perceived failure to comply with legal, regulatory or capital requirements could affect our ability to attract or maintain customers or maintain access to capital markets, or could result in enforcement actions, fines, penalties and lawsuits.

If the disaster recovery plans that we have in place are not adequate to continue our operations in the event of a disaster, the business disruption can adversely impact our operations.

Natural or man-made disasters, such as fires, storms, terrorist or military actions could cause damage to our physical facilities, or could cause delays or disruptions to operational functions, including information processing or check settlements. In addition, our vendors could suffer from such events. Should these events affect us or the vendors with whom we do business, our results of operations could be negatively impacted.

We depend on the services of our key personnel, and a loss of any of those personnel would disrupt our operations and result in reduced revenues.

Competition for qualified employees is intense and our success depends upon the continued service of our senior management team as well as our ability to attract and retain qualified financial services personnel. In our experience, it can take a significant period of time to identify and hire personnel with the combination of experience, skills and attributes required in executing our business model. If we lose the services of our key personnel, or are unable to attract additional qualified personnel, our business, financial condition, results of operations and cash flows could be materially adversely affected.

We may identify a material weakness or a significant deficiency in our internal control over financial reporting that may adversely affect our ability to properly account for non-routine transactions.

As we have grown and expanded, we have acquired and added, and expect to continue to acquire and add, businesses and other activities that complement our core commercial and retail banking functions. Such expansions or possible acquisitions may involve complex operational and financial reporting issues that can impact management’s internal control system. While we make every effort to thoroughly understand any new activity or acquired entity’s business processes, we can give no assurance that we will not encounter operational and financial reporting difficulties impacting our internal controls over the Company as we integrate the new activity and/or process into our Company.

If we need additional capital in the future to continue our growth, we may not be able to obtain it on terms that are favorable. This could negatively affect our performance and the value of our common stock.

Our business strategy calls for continued growth and our growth may be constrained if we are unable to raise additional capital as needed. We anticipate that we will be able to support this growth through the generation of net income, additional deposits, and investment opportunities. However, we may need to raise additional capital in the future to support our continued growth and to maintain our capital levels. Our ability to raise capital through the sale of additional securities in the public market will depend primarily upon our financial condition and the condition of financial markets at that time. We may not be able to obtain additional capital in the amounts or on terms satisfactory to us.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our main office is located in a seven-story office building at 36 Church Avenue, S.W., in downtown Roanoke, Virginia 24011. At December 31, 2005 we leased approximately 8,148 square feet of office space on the first floor of this facility, approximately 2,400 square feet of space on the mezzanine level, approximately 2,750 square feet of space on the mezzanine floor of “Annex A”, and 3,212 square feet of the second floor. The lease on all floors terminates on December 31, 2009 with options to renew for three additional five-year terms at the end of the December 31, 2009 extension period.

In December 2005, we started a renovation of the 6th and 7th floors of the building, with planned occupancy by the end of the first quarter of 2006. This expansion will add approximately 3,800 square feet of office space on the 6th floor and an additional 1,000 square feet of meeting room space on the 7th floor.

Our Starkey Road office is a 2,700 square foot building constructed in 1995 on a one-acre site at 4467 Starkey Road in southwest Roanoke County (Tanglewood Mall area).

Our South Roanoke office is a 914 square foot facility that the Bank leased beginning January 1, 1997 and has an initial term of twelve years with one five-year renewal option.

Our Salem office is a Colonial Williamsburg style building with two floors containing 6,000 square feet, of which the Bank occupies the first story and leases the second story. The structure is located on an approximately one-half acre site at 8 East Main Street in the City of Salem. We did not lease the second story during 2005; however we anticipate the execution of a lease agreement by the end of the first quarter of 2006.

Our Hershberger Road office is a 2,400 square foot building on a one-acre site at 1518 Hershberger Road in the City of Roanoke (Crossroads Mall area). The land with the existing branch was purchased from First Union National Bank in September 2000. The branch was renovated and opened on May 7, 2001.

Our Vinton office is a 2,950 square foot building on an .8-acre site at 1003 Hardy Road (Vinton) in the County of Roanoke. The land was purchased on August 1, 2001. The branch was constructed and opened on May 20, 2002.

Our Lewis-Gale office is a 3,000 square foot building on an approximate one-acre site at 3850 Keagy Road in the City of Roanoke. The land was purchased on December 28, 2001. The branch was constructed and opened on December 8, 2003.

In 2005, we leased approximately 2,000 square feet in a building shared with other tenants for our Grandin Village office. The lease commenced on January 1, 2005 and the initial term is for a period of five years, with an option to renew for four additional five year periods.

In the opinion of management of the Company, its properties are adequate for its current operations and adequately covered by insurance.

Item 3.	Legal Proceedings.

Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings other than routine litigation incidental to the Bank’s business.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II.

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market information. The Company is authorized to issue up to 10,000,000 shares of Common Stock, no par value, of which 4,076,993 shares were issued and outstanding and held of record by approximately 469 shareholders at February 24, 2006.

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

	2005		2004
Quarter Ended	High Close	Low Close	High Close	Low Close
March 31	$14.25	$12.93	$13.40	$11.23
June 30	$13.18	$11.93	$15.00	$12.08
September 30	$13.18	$11.93	$15.75	$13.80
December 31	$13.00	$11.44	$15.50	$13.70

Dividends. On April 27, 2005 the Company declared a $.06 per share cash dividend, payable July 1, 2005 to shareholders of record June 1, 2005. On November 17, 2005 the Company declared a $.07 per share cash dividend, payable January 3, 2006 to shareholders of record December 15, 2005. The Company declared two semi-annual dividends of $0.06 per share each during the year ended December 31, 2004. See “Supervision and Regulation” and Note 15 to the Consolidated Financial Statements for restrictions on the payment of dividends.

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Valley Financial Corporation Key Employee Incentive Plan (approved by security holders)	283,282	$7.21	208,458
Individual Stock Option Agreements (approved by security holders)	82,098	$3.18	0
Equity compensation plans not approved by security holders	0	$0.00	0

Total	365,380		208,458

As of December 31, 2005 there were no compensation plans, including individual compensation arrangements, under which equity securities of the Company are authorized for issuance that have not been approved by a vote of security holders.

Item 6.	Selected Financial Data

Selected Financial Data

(000’s omitted)

	2005	2004	2003	2002	2001
For the Year
Net interest income	$13,599	$10,929	$9,465	$8,274	$6,221
Noninterest income	1,596	1,358	1,326	837	612

Total revenue	15,195	12,287	10,791	9,111	6,833
Noninterest expense	9,192	7,807	6,454	5,371	4,082
Provision for loan losses	1,297	633	966	610	301
Tax provision	1,314	1,023	771	871	738

Net income	$3,392	$2,824	$2,600	$2,259	$1,712

Per Common Share
Basic net income	$0.83	$0.75	$0.71 *	$0.62 *	$0.47 *
Diluted net income	0.80	0.70	0.67 *	0.60 *	0.46 *
Cash dividends declared	0.13	0.12	0.00	0.00	0.00

* adjusted as necessary to reflect the 3 for 2 stock split effective May 30, 2002 and the 2 for 1 stock split effective May 31, 2004

At Year-End
Assets	$498,949	$373,979	$309,133	$248,846	$193,868
Securities	57,989	71,475	66,195	42,405	33,265
Loans, gross	414,377	282,774	222,598	185,647	147,551
Reserve for loan losses	(4,124)	(2,989)	(2,566)	(2,014)	(1,468)
Deposits	365,316	279,333	223,022	182,243	138,866
Short-term borrowings	23,000	15,000	15,000	10,000	0
Long-term debt	37,000	37,000	37,000	30,000	30,000
Trust preferred securities	11,341	4,124	4,124	0	0
Total shareholders’ equity	30,715	28,316	21,562	19,024	16,304

Ratios
Return on average assets	0.79%	0.82%	0.93%	1.02%	1.00%
Return on average equity	11.42%	12.00%	12.89%	12.89%	11.05%
Dividend payout ratio	16.25%	17.14%	0.0%	0.0%	0.0%
Average equity to average assets	6.93%	6.81%	7.18%	7.90%	9.02%

Supplementary Financial Information

Selected Quarterly Financial Data

(000’s omitted)

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Interest income	$4,024	$4,249	$4,595	$4,990
Interest expense	1,556	1,613	1,834	1,926

Net interest income	2,468	2,636	2,761	3,064
Provision for loan losses	98	149	331	55
Noninterest income	320	332	345	345
Noninterest expense	1,838	1,908	1,879	2,166
Tax provision	222	237	230	334

Net income	$630	$674	$666	$854

Basic earnings per share	$0.17	$0.18	$0.18	$0.22

Diluted earnings per share	$0.16	$0.17	$0.17	$0.20

June 30, 2004 Reconciliation to 10-Q
Noninterest income, originally reported	340
Reclassification of gain on sale of foreclosed assets	(8)

Noninterest income, revised	332
Noninterest expense, originally reported	1,916
Reclassification of gain on sale of foreclosed assets	(8)

Noninterest expense, revised	1,908

Selected Quarterly Financial Data

(000’s omitted)

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Interest income	$5,044	$5,729	$6,435	$7,371
Interest expense	2,098	2,468	2,912	3,502

Net interest income	2,946	3,261	3,523	3,869
Provision for loan losses	324	401	455	117
Noninterest income	332	440	419	424
Noninterest expense	2,051	2,311	2,257	2,592
Tax provision	233	267	352	462

Net income	$670	$722	$878	$1,122

Basic earnings per share	$0.16	$0.18	$0.22	$0.27

Diluted earnings per share	$0.16	$0.17	$0.21	$0.26

September 30, 2005 Reconciliation to 10-Q:
Noninterest income, originally reported	548
Reclassification of gain on sale of foreclosed assets	(129)

Noninterest income, revised	419
Noninterest expense, originally reported	2,386
Reclassification of gain on sale of foreclosed assets	(129)

Noninterest expense, revised	2,257

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2005, 2004 and 2003. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto.

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

During the second quarter of 2005, we opened our eighth full-service branch location in the Grandin Village area and started a wealth management subsidiary, Valley Wealth Management Services, Inc. which markets investment and insurance products. Net income derived from the new subsidiary is not significant at this time. The Company’s investment in the Bank was $39.0 million as of December 31, 2005.

Performance Summary

The following table shows our key performance ratios for the years ended December 31, 2005, 2004, and 2003:

Key Performance Ratios

	12 Months Ended 12/31/05	12 Months Ended 12/31/04	12 Months Ended 12/31/03
Return on average assets	0.79%	0.82%	0.93%
Return on average equity (1)	11.42%	12.00%	12.89%
Net interest margin (2)	3.42%	3.45%	3.74%
Cost of funds	2.76%	2.17%	2.22%
Yield on earning assets	6.13%	5.57%	5.94%
Basic net earnings per share	$0.83	$0.75	$0.71
Diluted net earnings per share	$0.80	$0.70	$0.67

All percentage calculations are on an annualized basis.

1.	The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.

2.	Calculated on a fully taxable equivalent basis (“FTE”)

Like the vast majority of banks, we have continued to see the net interest margin remain under considerable pressure. While the Federal Reserve has continued to increase its target rates throughout 2005, long term interest rates have actually come down resulting in a flattening of the yield curve. The steps we took during 2003 and 2004 to restructure both the investment and loan portfolios in anticipation of rising rates have not yet fully yielded the intended results as deposit costs have increased faster than asset yields.

Growth

The following table shows our key growth indicators:

Key Growth Indicators

(000’s omitted)

	12 Months Ended 12/31/05	12 Months Ended 12/31/04	12 Months Ended 12/31/03
Investment securities	$57,989	$71,475	$66,195
Loans, net	$410,253	$279,785	$220,032
Deposits	$365,316	$279,333	$223,022
Total assets	$498,949	$373,979	$309,133

Total assets at December 31, 2005 were $499.0 million, up $125 million or 33.4% from $374.0 million at December 31, 2004. The principal components of the Company’s assets at the end of the period were $37.6 million in securities available-for-sale, including restricted equity securities, $20.8 million in securities held-to-maturity, and $414.4 million in gross loans. The asset growth is due to the 46.6% growth in our loan portfolio, offset by the 18.8% decrease in our investment portfolio. Due to the expansion of our business banking department during the last quarter of 2004, our loan growth in the first half of 2005 temporarily outstripped our immediate ability to grow deposits. Therefore, we liquidated a portion of our investment portfolio during the first half of the year to help fund this growth. Total assets at December 31, 2004 were up $64.9 million or 21.0% from $309.1 million at December 31, 2003. The principal components of the Company’s assets at December 31, 2004 were $49.3 million in securities available-for-sale, including restricted equity securities, $22.2 million in securities held to maturity, and $282.8 million in gross loans. The principal components of the Company’s assets at December 31, 2003 were $43.2 million in securities available-for-sale, including restricted equity securities, $23.0 million in securities held to maturity and $222.6 million in gross loans.

Total liabilities at December 31, 2005 were $468.2 million, up from $345.7 million at December 31, 2004, an increase of $122.6 million or 35.5%, with the increase primarily represented by an $86.0 million growth in deposits, a $7.2 million increase in guaranteed preferred beneficial interests in the Company’s junior subordinated debentures, an $8.0 million increase in short-term borrowings, a $14.9 million increase in federal funds purchased and a $5.0 million increase in securities sold under agreements to repurchase. During 2005, we raised deposits through local CD campaigns and also marketed CDs nationally to institutional depositors, primarily banks, thrift institutions and credit unions through an internet-based rate posting service to raise funds to support the rapid loan growth. Total liabilities at December 31, 2004 were $345.7 million, up from $287.6 million at December 31, 2003, an increase of $58.1 million or 20.2%. Deposits increased $56.3 million or 25.2% to $279.3 million from the $223.0 million level at December 31, 2003.

Our primary market area, the Roanoke Valley, has shown signs of slow growth over the past two years when compared with other metropolitan areas in Virginia. The banking industry in our primary market has experienced consolidation in the last two years, including the acquisition of First Virginia Bank by BB&T and National Bank of Commerce by SunTrust Bank. Additionally, Hometown Bank, the newly formed community bank in Roanoke, opened its doors in November 2005. We intend to continue to execute our business model by focusing on our core business and stressing personal service to satisfy customers, although we constantly evaluate the effectiveness of the model. We believe our 2005 growth rates of 46.6% for loans and 30.8% for deposits demonstrate the preference of local businesses and individuals to seek the high degree of personalized service and local decision-making offered by Valley Bank.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2005 was $30.7 million, an increase of $2.4 million or 8.5% over the $28.3 million level at December 31, 2004. The increase is attributable to net income of $3.4 million, reduced by the decrease in accumulated other comprehensive income of $0.5 million and dividends declared of $0.5 million. Total shareholders’ equity at December 31, 2004 was $28.3 million, an increase of $6.8 million or 31.3% in 2004 from the December 31, 2003 level of $21.6 million, which included $197,000 of unrealized gains on securities available-for-sale, net of related deferred tax expense. The biggest factors in the increase from December 31, 2003 to December 31, 2004 were the private placement net proceeds of $3.8 million and an increase of $2.4 million or 26.2% in retained earnings.

Net Income

We earned net income of $3,392,000 for the year ended December 31, 2005, an increase of 20.1% over the $2,824,000 reported for the same period in 2004. Net income for the three months ended December 31, 2005 was $1,122,000, an increase of 31.4% over the $854,000 reported for the fourth quarter of 2004. The biggest factor contributing to the increase in net income for both periods is the increase in our interest and fees on loans, which is the result of the overall growth in our loan portfolio, as well as the result of measures we took in 2004 to position our portfolio to take advantage of the rising rate environment. Additionally, we earned gains of $131,000 on the sale of real estate acquired by foreclosure during 2005.

We earned net income of $2.8 million for the year ended December 31, 2004 compared with $2.6 million for the year ended December 31, 2003, an increase of $224,000 or 8.6%. The increase is the result of a $1.5 million or 15.5% improvement in net interest income, a $333,000 or 34.5% decline in the provision for loan losses and a modest $32,000 or 2.4% increase in noninterest income, partially offset by increases of $1.4 million or 21.0% in noninterest expense and $252,000 or 32.7% in income taxes.

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

Net interest income for the year ended December 31, 2005 was $13.6 million, a 24.4% increase when compared to prior year. Net interest income for the quarter ended December 31, 2005 was $3.9 million, a 26.3% increase over the same period last year. Net interest income for the year ended December 31, 2004 was $10.9 million, a 15.5% increase over the $9.5 million level at December 31, 2003. The yield on average loans increased in 2005 by 0.47% to 6.42% from its level of 5.95% in 2004. The overall tax equivalent yield on earning assets was 6.13% for the year ended 2005, as compared to 5.57% for the prior year. The yield on average loans decreased in 2004 by 0.41% to 5.95% from its level of 6.36% in 2003. The overall tax equivalent yield on earning assets was 5.57% for the year ended 2004, as compared to 5.94% for the prior year.

The following table presents the major categories of interest-earning assets, interest-bearing liabilities and shareholders’ equity with corresponding average balances, related interest income or expense, and resulting yields and rates for the periods indicated. Where appropriate, income categories and yields have been adjusted in the table to their fully taxable equivalent basis.

NET INTEREST INCOME AND AVERAGE BALANCES (1)

(000’s omitted)

	Years Ended December 31
	2005			2004			2003
	Average Balance	Interest Income/ Expense	Rate Paid	Average Balance	Interest Income/ Expense	Rate Paid	Average Balance	Interest Income/ Expense	Rate Paid
Assets
Interest-earning assets:
Loans (2) (5)	$339,665	21,806	6.42%	$250,020	14,884	5.95%	$203,868	12,971	6.36%
Investment securities
Taxable	48,539	2,104	4.33%	55,308	2,270	4.10%	38,496	1,565	4.07%
Nontaxable (3)	14,936	903	6.05%	16,500	976	5.92%	15,063	953	6.33%
Money market investments	2,689	73	2.71%	4,775	60	1.26%	4,357	50	1.15%

Total interest-earning assets	405,829	24,886	6.13%	326,603	18,190	5.57%	261,784	15,539	5.94%
Other Assets:
Reserve for loan losses	(3,558)			(2,815)			(2,286)
Cash and due from banks	8,458			6,904			8,972
Premises and equipment, net	6,403			6,135			5,284
Other assets	11,102			8,523			7,272

Total assets	428,234			345,350			281,026

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Savings, NOW and MMA	65,820	1,462	2.22%	55,077	467	0.85%	42,443	329	0.78%
Time deposits	207,219	6,660	3.21%	161,941	4,395	2.71%	127,153	3,580	2.82%
Repurchase agreements	8,063	145	1.80%	5,930	42	0.71%	5,786	49	0.85%
Federal funds purchased	4,077	152	3.73%	1,375	23	1.67%	1,491	24	1.61%
Trust preferred	5,841	364	6.23%	4,000	186	4.65%	2,071	88	4.25%
Long-term FHLB	34,282	1,576	4.60%	37,000	1,580	4.27%	35,677	1,537	4.31%
Short-term FHLB	20,200	621	3.07%	15,000	236	1.57%	11,329	143	1.26%

Total interest-bearing liabilities	345,502	10,980	3.18%	280,323	6,929	2.47%	225,950	5,750	2.54%
Noninterest-bearing liabilities
Demand deposits	51,637			39,843			33,378
Other liabilities	1,403			1,652			1,528

Total liabilities	398,542			321,818			260,856
Shareholders’ Equity, exclusive of unrealized gains/losses on AFS securities	29,692			23,532			20,170

Total liabilities and shareholders’ equity	$428,234			$345,350			$281,026

Net interest income		$13,906			$11,261			$9,789

Net interest margin (4)			3.42%			3.45%			3.74%

Legends for the table are as follows:

(1)	Averages are daily averages.

(2)	Loan interest income includes loan fees of $1.1 million, $1.7 million and $1.6 million for the years ended 2005, 2004, and 2003, respectively.

(3)	Nontaxable interest income is adjusted to its fully taxable equivalent basis using a federal tax rate of 34 percent.

(4)	The net interest margin is calculated by dividing net interest income (tax equivalent basis) by average total earning assets.

(5)	Non-accrual loans are included in the above yield calculation.

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

RATE/VOLUME ANALYSIS

(000’s omitted)

	Year Ended December 31, 2005 compared to 2004
	Volume	Rate	Net
Interest earned on interest-earning assets:
Loans	$5,671	$1,251	$6,922
Investment securities:
Taxable	(309)	143	(166)
Nontaxable	(94)	21	(73)
Money market investments	(8)	21	13

Total interest earned on interest-earning assets	5,260	1,436	6,696

Interest paid on interest-bearing liabilities:
Savings, NOW, and money markets	107	888	995
Time deposits	1,358	907	2,265
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	114	64	178
Securities sold under agreements to repurchase	20	83	103
Federal funds purchased	79	50	129
Long-term FHLB advances	(123)	119	(4)
Short-term FHLB advances	102	283	385

Total interest paid on interest-bearing liabilities	1,657	2,394	4,051

Change in net interest income	$3,603	$(958)	$2,645

RATE/VOLUME ANALYSIS

(000’s omitted)

	Year Ended December 31, 2004 compared to 2003
	Volume	Rate	Net
Interest earned on interest-earning assets:
Loans	$2,674	$(761)	$1,913
Investment securities:
Taxable	690	15	705
Nontaxable	72	(49)	23
Money market investments	5	5	10

Total interest earned on interest-earning assets	3,441	(790)	2,651

Interest paid on interest-bearing liabilities:
Savings, NOW, and money markets	105	33	138
Time deposits	938	(123)	815
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	89	9	98
Securities sold under agreements to repurchase	1	(8)	(7)
Federal funds purchased	(2)	1	(1)
Long-term FHLB advances	56	(13)	43
Short-term FHLB advances	53	40	93

Total interest paid on interest-bearing liabilities	1,240	(61)	1,179

Change in net interest income	$2,201	$(729)	$1,472

Interest Rate Risk

Interest rate risk is the risk to earnings or capital generated by the effects of changes in interest rates on our on- and off-balance sheet positions, and can take one or more of several forms:

•	Repricing risk comes from timing mismatches in the ability to alter contractual rates earned on financial assets held or paid on interest-bearing liabilities

•	Basis risk refers to changes in the underlying relationships between market rates or indices, which result in a narrowing of the spread earned on a loan or investment relative to its cost of funds.

•	Option risk arises from “embedded options” in many financial instruments such as:

•	interest rate options,

•	loan prepayment options,

•	deposit early withdrawal options,

•	callable Federal Home Loan Bank advances, and

•	pre-payment of the underlying collateral of asset-backed securities.

Embedded options are complex risk positions that are difficult to predict and offset, and are a large component of our overall interest rate risk.

We have established risk measures, limits, policy guidelines and internal control mechanisms for managing our overall asset/liability management (“ALM”) position. The responsibility for interest rate risk control resides with management, with oversight by the board of directors and the ALCO Oversight Committee. We seek to balance the return potential of the ALM position against the desire to limit volatility in earnings.

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

We also estimate interest sensitivity by calculating the net present value of the balance sheet’s cash flows or the residual value of future cash flows ultimately due to shareholders. This calculation is known as Economic Value of Equity or “EVE” and is generally considered a better measure of long-term interest sensitivity than is IRS. Our objective is for the result to change 25% or less in an immediate 200 basis point interest rate shock scenario.

The following table shows the sensitivity of the Company’s balance sheet at the date indicated, but is not necessarily indicative of the position on other dates.

INTEREST RATE SENSITIVITY

Maturities/Repricing

(000’s omitted)

	December 31, 2005
	1 – 3 Months	4 – 12 Months	13 – 60 Months	Over 60 Months	Total
Earning Assets:
Loans, excluding nonaccruals	$176,854	$25,312	$121,303	$90,875	$414,344
Investment securities	407	959	9,037	43,600	54,003
Restricted equity securities	—	—	—	3,987	3,987
Interest-bearing deposits in banks	336	—	—	—	336

Total earning assets	177,597	26,271	130,340	138,462	472,670

Interest Bearing Liabilities:
NOW accounts	20,553	—	—	—	20,553
Money market accounts	29,725	—	—	—	29,725
Savings	60,763	—	—	—	60,763
Time deposits	37,294	123,452	74,063	—	234,809

Total deposits	148,335	123,452	74,063	—	345,850

Repurchase agreements	10,802	—	—	—	10,802
FHLB advances	25,000	28,000	7,000	—	60,000
Federal funds purchased	17,027	—	—	—	17,027
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	11,000	—	—	—	11,000

Total interest bearing liabilities	212,164	151,452	81,063	—	444,679

Interest Rate Gap	$(34,567)	$(125,181)	$49,277	$138,462	$27,991

Cumulative interest sensitivity gap	$(34,567)	$(159,748)	$(110,471)	$27,991
Ratio of sensitivity gap to total earning assets	(7.31%)	(26.48%)	10.43%	29.29%	5.92%
Cumulative ratio of sensitivity gap to total earning assets	(7.31%)	(33.80%)	(23.37%)	5.92%

Noninterest Income

Noninterest income is made up of several categories as shown in the following table:

Noninterest Income

(000’s omitted)

	12 months Ended 12/31/05	12 months Ended 12/31/04	2005 - 2004 % Increase/ (Decrease)	12 months Ended 12/31/03	2004 – 2003 % Increase/ (Decrease)
Service charges on deposits	$914	$801	14%	$730	10%
Gain/(Loss) on disposal of equipment	(7)	(1)	(600%)	(7)	600%
Other income	636	541	18%	596	(9%)
Realized securities gains/losses	53	17	212%	7	143%

Total noninterest income	$1,596	$1,358	18%	$1,326	2%

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

Other income consists of several categories, primarily the following:

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

Realized gains on securities sold were $53 for the year ending December 31, 2005. We sold securities during the second quarter of 2005 to provide additional liquidity for the rapid growth in the loan portfolio.

Noninterest Expense

Noninterest Expense

(000’s omitted)

	12 Months Ended 12/31/05	12 Months Ended 12/31/04	2005 – 2004 % Increase/ (Decrease)	12 Months Ended 12/31/03	2004 – 2003 % Increase/ (Decrease)
Salaries and employee benefits	$4,743	$4,292	11%	$3,406	26%
Occupancy	611	494	24%	392	26%
Equipment	469	429	9%	360	19%
Data processing	583	506	15%	402	26%
Advertising and marketing	278	138	101%	113	22%
Audit fees	262	137	91%	108	27%
Franchise and purchased tax credit expense	186	196	(5%)	282	(30%)
Business manager	244	288	(15%)	249	16%
Deposit expense	304	199	53%	157	27%
Loan expense	199	140	42%	99	41%
Foreclosed asset expense, net	(141)	12	(1275%)	9	33%
Computer software	316	218	45%	168	30%
Other expense	1,138	758	50%	709	7%

Total noninterest expense	$9,192	$7,807	18%	$6,454	21%

As seen in the tables above, for the year ended December 31, 2005, advertising and marketing is the largest percentage increase in noninterest expense due primarily to the costs associated with promoting the new branch opening, deposit generating promotions, and our new wealth management subsidiary, Valley Wealth Management Services, Inc. Additionally, audit fees has increased due to the fees associated with the Sarbanes Oxley Act of 2002. Occupancy expense has increased due to the expansion of our commercial and business banking departments and loan expense has increased due to the rapid growth in our loan portfolio. Compensation expense has increased over the prior year due to the addition of new employees and due to merit increases throughout the year. Deposit and loan expenses both have increased as a result of the rapid growth trends we experienced during 2005.

Noninterest expense for 2004 was $7.8 million, an increase of $1.4 million or 21% over their level in 2003. Noninterest expense in 2004 included a full year of costs associated with the opening of the Bank’s Lewis-Gale office on December 8, 2003. All major categories experienced increases due to continued rapid growth and expansion, with the exception of purchased tax credit expense which declined $257,000 from 2003. Bank franchise tax expense was $171,000 in 2004, compared to $0 in 2003, when it was offset by the purchase of historical tax credits.

Noninterest expenses are expected to continue to increase as a direct result of business growth and expansion as well as the impact of additional regulatory burdens.

Income Taxes

During 2005, 2004, and 2003 the Company recorded federal income tax provision in the amounts of $1.3 million, $1.0 million, and $0.8 million, respectively. The anticipated federal income tax liability equates to an effective tax rate of 27.9%, 26.6%, and 22.9%, respectively. During the first quarter of 2003, the bank purchased federal and state historical tax credits in the amounts of $174,000 and $217,000, respectively. The tax credits were purchased at a total cost of $156,000 and $151,000, respectively. The tax credits were expensed in the amount of $282,000 during 2003, comprised of $156,000 federal and $126,000 state, as purchased tax credit expense (a noninterest expense). The federal tax credits offset income tax expense in 2003 while the state tax credits offset franchise tax expense in 2003, 2004, and 2005. Other factors contributing to the difference between the effective tax rate and the statutory rate of 34 percent include tax-exempt interest income on municipal securities, net of disallowance, and tax-exempt income earned on bank owned life insurance.

Earning Assets

Average earning assets were $405.8 million at December 31, 2005, an increase of $79.2 million or 24.3% over 2004. Total average earning assets were 94.8% of total average assets at December 31, 2005. Average loans represented the largest component of average earning assets and increased $89.6 million or 35.9% to $339.7 million at December 31, 2005. Average loans were 83.6% of average earning assets and 79.3% of average total assets as of December 31, 2005. Average investment securities, both taxable and nontaxable, decreased $8.3 million or 11.6% from their level as of December 31, 2004. Average investment securities were 15.7% of average earning assets and 14.9% of average total assets as of December 31, 2005.

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

Investment securities (available for sale and held to maturity), including restricted equity securities, at December 31, 2005 were $58.0 million, a decrease of $13.5 million or 18.9% from their level of $71.5 million on December 31, 2004. The decrease is attributable to the principal prepayments on mortgage-backed securities and the sale of a portion of our investment portfolio to help fund our rapid loan growth. See Note 3 to the Consolidated Financial Statements.

Investment securities (available-for-sale and held-to-maturity), including restricted equity securities, at December 31, 2004 were $71.5 million, an increase of $5.3 million or 8.0% from their level on December 31, 2003. The increase is primarily due to purchases in the amount of $22.6 million, offset by principal repayments, called proceeds, and sales in the amount of $17.2 million and a decrease in net unrealized gains on securities on the available-for-sale portfolio, which is carried at approximate fair market value, in the amount of $266,000.

The following table presents the composition of securities available-for-sale, which is carried at approximate market value at December 31, 2005, 2004 and 2003.

AVAILABLE FOR SALE INVESTMENT PORTFOLIO

CATEGORY DISTRIBUTION

(000’s omitted)

	December 31, 2005		December 31, 2004		December 31, 2003
	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values
U.S. Treasury	$199	$199	$—	$—	$—	$—
U.S. Government agencies	6,566	6,465	9,853	9,904	4,682	4,728
Mortgage-backed securities	5,211	5,025	6,953	6,879	3,704	3,763
Collateralized mortgage obligations	14,661	14,194	19,360	19,120	21,117	20,957
States and political subdivisions	7,047	7,127	9,422	9,718	10,065	10,417
Corporate debt securities	200	196	200	199	200	201

Total securities available for sale	$33,884	$33,206	$45,788	$45,820	$39,768	$40,066

The following table sets forth the composition of securities held-to-maturity, which is carried at amortized cost at December 31, 2005, 2004 and 2003.

HELD TO MATURITY INVESTMENT PORTFOLIO

CATEGORY DISTRIBUTION

(000’s omitted)

	December 31, 2005		December 31, 2004		December 31, 2003
	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values
U.S. Treasury	$—	$—	$199	$198	$199	$200
U.S. Government agencies	9,938	9,745	9,930	9,827	7,933	7,835
Mortgage-backed securities	2,898	2,836	4,016	4,023	6,428	6,448
Collateralized mortgage obligations	602	574	786	783	1,505	1,484
States and political subdivisions	7,358	7,369	7,223	7,253	6,921	6,861

Total securities held to maturity	$20,796	$20,524	$22,154	$22,084	$22,986	$22,828

The following table presents the maturity ranges of securities available-for-sale as of December 31, 2005 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION

(000’s omitted)

	Available for Sale
	December 31, 2005
	Amortized Costs	Fair Value	Yield
U.S. Treasury securities and obligations of U.S. Government corporations:
Within one year	$—	$—	0.0%
After one but within five years	1,688	1,669	4.9%
After five but within ten years	4,762	4,680	4.8%
After ten years	315	315	5.3%
Obligations of states and subdivisions:
Within one year	538	538	3.3%
After one but within five years	921	929	4.5%
After five but within ten years	2,748	2,790	4.4%
After ten years	2,840	2,870	4.7%
Corporate debt securities:
Within one year	—	—	0.0%
After one but within five years	200	196	4.2%
After five but within ten years	—	—	0.0%
After ten years	—	—	0.0%
Mortgage-backed securities	5,211	5,025	4.1%
Collateralized mortgage obligations	14,661	14,194	4.3%

Total	$33,884	$33,206

Total Securities by Maturity Period *
Within one year	538	538
After one but within five years	2,809	2,794
After five but within ten years	7,510	7,470
After ten years	3,155	3,185
Mortgage-backed securities	5,211	5,025
Collateralized mortgage obligations	14,661	14,194

Total by Maturity Period	$33,884	$33,206

*	Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented this table because maturities may differ substantially from contractual terms due to early repayments of principal.

The following table presents the maturity ranges of securities held-to-maturity as of December 31, 2005 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION

(000’s omitted)

	Held to Maturity
	December 31, 2005
	Amortized Costs	Fair Value	Yield
U.S. Treasury securities and obligations of U.S. Government corporations:
Within one year	$—	$—	0.0%
After one but within five years	—	—	0.0%
After five but within ten years	4,938	4,879	5.0%
After ten years	5,000	4,866	5.9%
Obligations of states and subdivisions:
Within one year	—	—	0.0%
After one but within five years	1,070	1,073	3.4%
After five but within ten years	765	766	4.0%
After ten years	5,523	5,530	5.0%
Corporate debt securities:
Within one year	—	—	0.0%
After one but within five years	—	—	0.0%
After five but within ten years	—	—	0.0%
After ten years	—	—	0.0%
Mortgage-backed securities	2,898	2,836	3.8%
Collateralized mortgage obligations	602	574	4.2%

Total	$20,796	$20,524

Total Securities by Maturity Period *
Within one year	—	—
After one but within five years	1,070	1,073
After five but within ten years	5,703	5,645
After ten years	10,523	10,396
Mortgage-backed securities	2,898	2,836
Collateralized mortgage obligations	602	574

Total by Maturity Period	$20,796	$20,524

Loan Portfolio

Our total gross loans were $414.4 million at December 31, 2005, an increase of $131.6 million or 46.5% from the $282.8 million reported one year earlier. Our ratio of total loans to total funding sources (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and trust preferred securities) stood at 91.4% at December 31, 2005, 82.4% at December 31, 2004, and 77.8% at December 31, 2003. Management seeks to maintain the ratio of loans to funding sources at a maximum of 85%. The Board of Directors have approved the temporary overage at December 31, 2005. Management will work diligently to bring the ratio back below the 85% level during 2006.

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

The following table summarizes the loan portfolio by category for the five years ended December 31, 2005.

LOAN PORTFOLIO SUMMARY

(000’s omitted)

	Year Ended December 31,
	2005		2004		2003		2002		2001
	$	%	$	%	$	%	$	%	$	%
Commercial	97,904	23.6	71,580	25.3	52,489	23.6	44,668	24.1	35,366	24.0
Commercial real estate	149,684	36.1	107,186	37.9	92,563	41.6	75,378	40.6	60,290	40.9
Real estate construction	55,810	13.5	25,404	9.0	17,622	7.9	15,727	8.5	9,005	6.1
Residential real estate	103,272	24.9	69,819	24.7	51,917	23.3	43,541	23.4	37,917	25.7
Loans to individuals (except those secured by real estate)	7,744	1.9	8,787	3.1	8,012	3.6	6,347	3.4	4,995	3.3

Total loans	414,414	100.0	282,776	100.0	222,603	100.0	185,661	100.0	147,573	100.0

The following table presents maturity information (based upon interest rate repricing dates) on the loan portfolio based upon scheduled repayments at December 31, 2005.

LOAN MATURITY

(000’s omitted)

	December 31, 2005
	Due within One Year	Due One to Five Years	Due After Five Years	Total
Commercial	$82,091	$13,268	$2,545	$97,904
Commercial real estate	42,419	74,984	32,281	149,684
Real estate construction	40,764	6,212	8,834	55,810
Residential real estate	33,747	23,638	45,887	103,272
Loans to individuals	3,118	3,288	1,338	7,744

Total loans	$202,139	$121,390	$90,885	$414,414

The following table presents maturity information based upon contractual terms and scheduled repayments at December 31, 2005.

FIXED AND VARIABLE RATE LOANS

(000’s omitted)

	Fixed		Variable
	Due Within Five Years	Due After Five Years	Due Within Five Years	Due After Five Years
Commercial	$25,188	$2,546	$69,913	$257
Commercial real estate	83,094	29,134	30,890	6,566
Real estate construction	8,558	6,125	33,784	7,343
Residential real estate	26,084	45,717	14,000	17,471
Loans to individuals	3,825	1,338	1,730	851

Total loans	$146,749	$84,860	$150,317	$32,488

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

Real Estate Construction Loans. Real estate construction loans represent interim financing on residential and commercial properties under construction, and are secured by real estate. This category also includes acquisition and development financing for residential and commercial projects. Once construction is completed and the loan becomes permanent, the loans are reclassified as either commercial real estate loans, which are secured by commercial property, or residential real estate loans, which are secured by first deeds of trust.

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

Loans to Individuals. We offer various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, letters of credit, and home equity loans.

Asset Quality

Summary of Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible, although there can be no assurance that this will be so. The provision for loan losses increases the allowance, and loans charged off (net of recoveries) reduce the allowance.

A provision for loan losses of $1,297,000 was made during 2005, an increase of $664,000 or 104.9% from the $633,000 provided during 2004, in recognition of our estimate of inherent risks associated with lending activities. A provision for loan losses of $633,000 was made during 2004, a decrease of $333,000 or 34.5% from the $966,000 provided during 2003.

The allowance for loan losses was $4.1 million, $3.0 million, and $2.6 million as of December 31, 2005, 2004 and 2003, respectively. The ratio of the allowance for loan losses to total loans outstanding was approximately 1.0% at December 31, 2005, which compares to approximately 1.1% of total loans at December 31, 2004, and 1.2% of total loans at December 31, 2003 (see Note 4 to the Consolidated Financial Statements). These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions. A total of $344,000 in special reserves was included in the balance of the allowance for loan losses as of December 31, 2005 for impaired loans, which compares to a total of $31,000 as of December 31, 2004 and $127,000 as of December 31, 2003. The $344,000 in special reserves were primarily concentrated in three large relationships within our overall loan portfolio.

We regularly review asset quality and re-evaluate the allowance for loan losses. However, no assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Additionally, regulatory examiners may require us to recognize additions or reductions to the allowance based upon their judgment about the loan portfolio and other information available to them at the time of their examinations. (See “Allowance for Loan Losses” under “Critical Accounting Policies”.) For the year ended December 31, 2005, our non-performing assets to total assets ratio increased from 0.10% at December 31, 2004 to 0.72%. Additionally, our loans past due more than 90 days to total loans increased from 0.08% at December 31, 2004 to 0.10% at December 31, 2005. Net charge-offs for the year ended December 31, 2005 amounted to $162,000. While these ratios have increased slightly, they still compare favorably to our peer institutions.

The following table summarizes the loan loss experience for the five years ended December 31, 2005.

ALLOWANCE FOR LOAN LOSSES

(000’s omitted)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Balance at January 1	$2,989	$2,566	$2,014	$1,468	$1,190
Provision for loan losses	1,297	633	966	610	301
Recoveries:
Commercial	30	1	1	0	0
Loans to individuals	1	0	0	0	0
Charged off loans:
Commercial	(187)	(188)	(284)	(58)	(7)
Loans to individuals	(6)	(23)	(131)	(6)	(16)

Balance at December 31	$4,124	$2,989	$2,566	$2,014	$1,468

The following table summarizes the allocation of the allowance for loan losses for the five years ended December 31, 2005. The percentage in the table below refers to the percent of loans in each category to total loans.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(000’s omitted)

	Year Ended December 31,
	2005		2004		2003		2002		2001
	$	%	$	%	$	%	$	%	$	%
Balance at end of period applicable to:
Commercial	974	23.6%	756	25.3%	613	23.9%	485	24.1%	352	24.0%
Commercial real estate	1,490	36.1%	1,133	37.9%	1,067	41.6%	818	40.6%	599	40.9%
Real estate construction	555	13.5%	269	9.0%	203	7.9%	171	8.5%	90	6.1%
Residential real estate	1,028	24.9%	463	15.5%	345	13.4%	260	12.9%	214	14.5%
Loans to individuals	77	1.9%	368	12.3%	338	13.2%	280	13.9%	213	14.5%

Total Allowance	$4,124	100.0%	$2,989	100.0%	$2,566	100.0%	$2,014	100.0%	$1,468	100.0%

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

Nonperforming assets for the five years ended December 31, 2005 are detailed as follows:

NONPERFORMING ASSETS

(000’s omitted)

	December 31,
	2005	2004	2003	2002	2001
Nonaccrual loans	$104	$150	$1,094	$—	$514
Loans past due 90 days or more	423	240	—	390	25
Restructured loans	—	—	152	—	—
Other nonperforming loans (1)	3,062	—	—	—	—

Total nonperforming loans	$3,589	$390	$1,246	$390	$539

Foreclosed, repossessed and idled properties	—	1	—	196	—

Total nonperforming assets	$3,589	$391	$1,246	$586	$539

(1)	Other nonperforming loans include impaired loans which are not on nonaccrual status nor past due 90 days or more.

Each quarter, the Directors’ Loan Committee, composed of eight directors, will review all loans on our watch list to determine proper action and reporting of any loans identified as substandard by the credit quality review. We believe that the above allocated reserves are appropriate for the impaired loans in our portfolio based upon a detailed review of the quality and pledged collateral of each individual loans considered impaired at each of the above-referenced periods. (See “Impairment of Loans” under “Critical Accounting Policies”.)

If the nonaccrual loans disclosed above had performed in accordance with their original terms, additional interest income in the amount of $1,230, $6,000, and $18,000 would have been recorded for the years ended December 31, 2005, 2004 and 2003, respectively.

Additionally, the Bank’s credit risk process provides ongoing assessment of the loan portfolio’s risk profile in accordance with standard industry practices. Loan assets which do not support satisfactory risk ratings under this basis are subjected to a well-defined, ongoing management and reporting process. These “Watch List” loan assets were as follows for the five years ended December 31, 2005:

	2005	2004	2003	2002	2001
Watch List Credits	$16,334	$17,414	$9,025	$3,094	$6,860
% of Total Loans	3.94%	6.16%	4.05%	1.67%	4.65%

As of December 31, 2005, the Watch List assets include a $5 million concentration in one large commercial borrower, which management continues to monitor closely.

Other Assets

We have purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s Supplemental Executive Retirement Plan (“SERP”) and other employee benefit costs including health insurance, dental insurance, life insurance, and 401(k) employer match. Bank owned life insurance was $8.9 million at December 31, 2005, an increase of $2.8 million over the $6.1 million reported as of December 31, 2004. The increase is due to the $2.5 million purchase of additional life insurance contracts on key employees and a $0.3 million increase in the cash surrender value of the life insurance contracts.

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

The following table summarizes our total deposits for the years ended December 31, 2005, 2004 and 2003:

Deposit Summary

(000’s omitted)

	12/31/05		12/31/04		12/31/03
	$	%	$	%	$	%
Time deposits	234,809	64.28	170,919	61.19	135,942	60.96
Interest bearing & money market	50,279	13.76	56,349	20.17	45,819	20.54
Savings	60,762	16.63	4,957	1.78	4,593	2.06

Total interest bearing deposits	345,850	94.67	232,225	83.14	186,354	83.56
Noninterest demand & official checks	19,466	5.33	47,108	16.86	36,668	16.44

Total deposits	365,316	100.00	279,333	100.00	223,022	100.00

In September 2005, we implemented a deposit reclassification program that restructures interest and non-interest checking accounts so that a certain portion of the balance in each account is actually maintained in a linked Savings sub-account. The Savings portion of the combined account balance is not subject to the 10% reserve that is required for checking balances, therefore the overall daily cash reserve requirement for the Federal Reserve has been reduced. We received approval from our Federal Reserve district for this program. As such, for financial reporting purposes, our interest and non-interest bearing demand deposits have been reduced and our savings deposits have been increased. Had we not implemented the deposit reclassification program, our total interest bearing and money market accounts would have been $66.4 million, savings $4.9 million, and noninterest demand and official checks $59.2 million.

We would prefer to have transaction accounts comprise a larger percentage of total deposits, but in order to fund our substantial loan growth, we often have to rely on higher-cost certificates of deposit. Within the certificate of deposit category, we have marketed CDs nationally to institutional depositors, primarily banks, thrift institutions and credit unions through an Internet-based rate posting service. National market CDs at December 31, 2005 were $16.5 million, a decrease of $1.4 million from the $17.9 million reported at December 31, 2004 and represent 7.0% of total CDs and 4.5% of total deposits at December 31, 2005.

The following table summarizes average deposits for the years ended December 31, 2005, 2004 and 2003, not including the deposit reclassification noted above.

AVERAGE DEPOSIT MIX

(000’s omitted)

	December 31, 2005		December 31, 2004		December 31, 2003
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Interest bearing deposits:
NOW accounts	$19,212	1.2%	$17,019	0.6%	$13,277	0.5%
Money market accts	41,928	2.1%	33,466	1.0%	25,097	1.0%
Savings	4,680	0.4%	4,592	0.2%	4,069	0.2%
Time deposits > = $100,000	44,521	3.4%	37,855	2.6%	35,584	2.5%
Other time deposits	162,698	3.2%	124,086	2.5%	91,569	2.6%

Total interest bearing deposits	273,039	2.9%	217,018	2.1%	169,596	2.2%

Noninterest bearing deposits Demand deposits	51,637	0.0%	39,843	0.0%	33,378	0.0%

Total average deposits	$324,676	2.4%	$256,861	1.8%	$202,974	1.8%

The following table presents the maturity schedule of certificates of deposit of $100,000 or more as of December 31, 2005, 2004 and 2003.

MATURITY SCHEDULE OF CERTIFICATES

OF DEPOSIT OF $100,000 OR MORE

(000’s omitted)

	December 31,
	2005	2004	2003
Three months or less	$10,268	$9,410	$11,269
Over three through 6 months	8,316	6,086	7,400
Over six through 12 months	15,415	9,696	10,250
Over 12 months	18,519	14,594	10,545

Total	$52,518	$39,786	$39,464

Short-Term Borrowings

Total short-term borrowings (including federal funds purchased and securities sold under agreements to repurchase) increased by $27.8 million from their level of $23.0 million at December 31, 2004 to a total of $50.8 million as of December 31, 2005. Short-term borrowings at December 31, 2005 include federal funds purchased of $17.0 million, Federal Home Loan Bank of Atlanta (“FHLB”) borrowings in the amount of $23.0 million, and a commercial sweep account program in the amount of $10.8 million. Total short-term borrowings (including federal funds purchased and securities sold under agreements to repurchase) at December 31, 2003 were $22.3 million.

The FHLB borrowings include a $10 million adjustable rate credit which matures on December 18, 2006 and reprices quarterly on the date of each quarterly interest payment (rate of 4.39% on December 31, 2005). The second FHLB credit of $5 million matures on January 30, 2006 and reprices monthly at 1-month LIBOR flat (rate of 4.58% on December 31, 2005). The third FHLB borrowing is an $8 million daily rate credit which matures on September 27, 2006 (rate of 4.44% on December 31, 2005). See the liquidity section for further information on the preceding borrowings.

The commercial sweep program involves balances subject to repurchase agreements which are reported as short term borrowings rather than deposits since they are not FDIC insured. The balance in the program increased by $5 million from the $5.8 million reported at December 31, 2004 and increased by $6.1 million from the $4.7 million reported at December 31, 2003. The program consists of a demand deposit account from which we invest available balances daily in securities on an overnight basis subject to repurchase. On the following business day, we repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month.

The following table presents information on each category of the Company’s short-term debt, which generally mature within one to seven days from the transaction date.

SHORT-TERM BORROWINGS

(000’s omitted)

	December 31,
	2005	2004	2003
Actual amount outstanding at period end:
Federal funds purchased	$17,027	$2,187	$2,556
Securities sold under agreements to repurchase	10,802	5,817	4,727
Short-term FHLB Borrowings	23,000	15,000	15,000
Weighted average actual interest rate at period end:
Federal funds purchased	4.26%	2.48%	1.68%
Securities sold under agreements to repurchase	2.58%	0.71%	0.73%
Short-term FHLB Borrowings	4.38%	2.39%	1.21%
Maximum amount outstanding at any month-end in period:
Federal funds purchased	17,027	8,203	5,653
Securities sold under agreements to repurchase	11,664	8,131	6,344
Short-term FHLB Borrowings	23,000	15,000	15,000
Average amount outstanding during period end:
Federal funds purchased	4,077	1,375	1,491
Securities sold under agreements to repurchase	8,063	5,930	5,786
Short-term FHLB Borrowings	20,200	15,000	10,006
Weighted average interest rate during the period:
Federal funds purchased	3.71%	1.70%	1.61%
Securities sold under agreements to repurchase	1.80%	0.72%	0.85%
Short-term FHLB Borrowings	3.07%	1.57%	1.05%

Long-Term Borrowings

Federal Home Loan Bank advances are relatively cost-effective funding sources and provide the Company with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. The increase in advances during the year reflects the funding to support investment growth.

The Company had outstanding long-term debt with the Federal Home Bank of Atlanta in the amount of $37.0 million as of December 31, 2005, unchanged from December 31, 2004 and December 31, 2003. There are four convertible advances in the amount of $5.0 million each, one convertible advance in the amount of $7.0 million, and one convertible advance in the amount of $10.0 million currently drawn. The Federal Home Bank of Atlanta has the option to convert the $37.0 million in convertible advances on the conversion dates below and any interest payment date thereafter with at least two business days notice. If called, the four $5.0 million convertible advances and the one $7.0 million convertible advance will be converted into a 3-month LIBOR-based adjustable rate credit (ARC) at 3-month LIBOR flat. The $10.0 million convertible advance may be converted into a 3-month LIBOR-based floating rate advance (ARC) at 3-month LIBOR flat only if 3-month LIBOR is greater than or equal to 7.0%. (See Footnote 9 of the Company’s Consolidated Financial Statements for more information on the long-term advances.)

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

Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures

Valley Financial (VA) Statutory Trust I, a statutory business trust (“Trust I”), was created on June 26, 2003, at which time the Trust issued $4.0 million in aggregate liquidation amount of $1 par value preferred capital trust securities which mature June 26, 2033. Distributions are payable on the securities at a floating rate equal to the 3-month London Interbank Offered Rate (“LIBOR”) plus 3.10%, capped at 11.75%, and the securities may be prepaid at par by Trust I at any time after June 26, 2008. The principal assets of Trust I are $4.1 million of the Company’s junior subordinated debentures which mature on June 26, 2033, and bear interest at a floating rate equal to the 3-month LIBOR plus 3.10%, capped at 11.75%, and which are callable by the Company after June 26, 2008. All $124,000 in aggregation liquidation amount of Trust I’s common securities are held by the Company.

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

The debenture proceeds from Trust I and Trust II are included in our Tier 1 capital for regulatory capital adequacy purposes to the extent that they do not exceed 25% of our total Tier I capital including the securities. This amount totaled $10.4 million (of the $11 million outstanding) at December 31, 2005. The remaining $600,000 is included in the calculation of our total risk-based capital ratio as Tier 2 capital. Our obligations with respect to the issuance of Trust I and Trust II’s preferred securities and common securities constitute a full and unconditional guarantee of Trust I and Trust II’s obligations with respect to the preferred securities and common securities. Subject to certain exceptions and limitations, we may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on Trust I and Trust II’s preferred trust securities and common securities. As a result of the Company’s adoption of FIN 46, both Trusts’ common securities have been presented as a component of other assets.

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements, and Related Party Transactions

A summary of the Company’s significant contractual obligations and commitments is presented in the following table, with a reference to the footnote disclosure in Item 8 detailing the dollar amount by maturity.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Contractual Cash Obligations	Footnote Disclosure in Item 8 Notes to Consolidated Financial Statements
Federal Home Loan Bank advances	Footnote 9
Trust preferred securities debt	Footnote 9
Operating Leases	Footnote 7
Supplemental Executive Retirement Plan	Footnote 12

Other Commitments
Commitments to extend credit	Footnote 15
Standby Letters of Credit	Footnote 15

Related Party Transactions
Related Party Transactions	Footnote 17

Capital Adequacy

Our financial position at December 31, 2005, 2004 and 2003 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. Capital ratios are in line with required regulatory minimums for a well-capitalized institution. We review the adequacy of our capital on an ongoing basis. We seek to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

For the periods indicated, we had the following risk-based capital and leverage ratios:

Capital Ratios

Ratio	12/31/05	12/31/04	12/31/03
Tier 1	9.7%	10.5%	10.3%
Total	10.8%	11.5%	11.3%
Leverage	8.8%	8.8%	8.4%

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and non-pledged securities available-for-sale, at December 31, 2005 totaled $22.5 million. Our funding sources consist of an established federal funds lines with a regional correspondent bank totaling $12 million that had a $12 million balance as of December 31, 2005, three established federal funds lines with third party banks totaling $16 million that had outstanding balances of $5 million as of December 31, 2005, and an established line with the FHLB that had $60 million outstanding under a total line of $98.6 million as of December 31, 2005. We believe these arrangements will be renewed at maturity.

As of December 31, 2005, we had pledged approximately $98.6 million of our loan portfolio as collateral for borrowings from the Federal Home Loan Bank. As of that date, we had approximately $38.6 million in remaining credit availability from the Federal Home Loan Bank. As of December 31, 2004 we had pledged approximately $16.3 million of our investment portfolio as collateral for borrowings from the Federal Home Loan Bank. As of that date, we had approximately $23.2 million in remaining credit availability from the Federal Home Loan Bank. As of December 31, 2003 we had pledged approximately $16.0 million of our investment portfolio as collateral for borrowings from the Federal Home Loan Bank. As of that date, we had approximately $25.2 million in remaining credit availability from the Federal Home Loan Bank.

We sell excess funds as overnight federal funds sold to provide an immediate source of liquidity. We had federal funds sold of $0 at December 31, 2005, 2004 and 2003.

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

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Valley Financial Corporation

Roanoke, Virginia

We have audited the consolidated balance sheets of Valley Financial Corporation and its subsidiary (Valley Bank) as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley Financial Corporation and subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Larrowe & Company, plc
Galax, Virginia
February 3, 2006

Valley Financial Corporation

Consolidated Balance Sheets

December 31, 2005 and 2004

(In thousands, except share data)

	2005	2004
Assets
Cash and due from banks	$9,746	$7,119
Interest-bearing deposits in banks	336	62
Securities available-for-sale	33,206	45,820
Securities held-to-maturity (approximate market values of $20,524 and $22,084 in 2005 and 2004, respectively)	20,796	22,154
Restricted equity securities	3,987	3,501
Loans, net of allowance for loan losses of $4,124 at December 31, 2005 and $2,989 at December 31, 2004	410,253	279,785
Premises and equipment, net	6,590	6,077
Bank owned life insurance	8,950	6,125
Accrued interest receivable	2,073	1,434
Other assets	3,012	1,902

Total assets	$498,949	$373,979

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$19,466	$47,108
Interest-bearing deposits	345,850	232,225

Total deposits	365,316	279,333
Federal funds purchased and securities sold under agreements to repurchase	27,829	8,004
Short-term borrowings	23,000	15,000
Long-term borrowings	37,000	37,000
Guaranteed preferred beneficial interests in the Company’s junior Subordinated debentures	11,341	4,124
Accrued interest payable	2,129	1,050
Other liabilities	1,619	1,152

Total liabilities	468,234	345,663

Commitments and other matters	—	—
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 10,000,000 shares authorized; 4,076,993 and 4,074,630 shares issued and outstanding at December 31, 2005 and 2004, respectively	16,981	16,974
Retained earnings	14,181	11,321
Accumulated other comprehensive income (loss)	(447)	21

Total shareholders’ equity	30,715	28,316

Total liabilities and shareholders’ equity	$498,949	$373,979

See accompanying notes to consolidated financial statements.

Valley Financial Corporation

Consolidated Statements of Income

For the Years Ended December 31, 2005, 2004, and 2003

(In thousands, except share data)

	2005	2004	2003
Interest income
Interest and fees on loans	$21,806	$14,884	$12,971
Interest on securities – taxable	2,104	2,270	1,565
Interest on securities – nontaxable	596	644	629
Interest on deposits in banks	73	60	50

Total interest income	24,579	17,858	15,215

Interest expense
Interest on deposits	8,122	4,862	3,909
Interest on long-term borrowings	1,576	1,580	1,537
Interest on short-term borrowings	621	236	143
Interest on guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	364	186	88
Interest on federal funds purchased and securities sold under agreements to repurchase	297	65	73

Total interest expense	10,980	6,929	5,750

Net interest income	13,599	10,929	9,465
Provision for loan losses	1,297	633	966

Net interest income after provision for loan losses	12,302	10,296	8,499

Noninterest income
Service charges on deposit accounts	914	801	730
Realized gains on sale of securities available-for-sale	53	17	7
Income earned on bank owned life insurance	325	290	253
Other income on real estate loans	86	91	179
Gain (loss) on disposal of equipment	(7)	(1)	(7)
Other income	225	160	164

Total Noninterest income	1,596	1,358	1,326

Noninterest expense
Compensation expense	4,743	4,292	3,406
Occupancy expense	611	494	392
Equipment expense	469	429	360
Data processing expense	583	506	402
Advertising and marketing expense	278	138	113
Audit fees	262	137	108
Franchise and purchased tax credit expense	186	196	282
Business manager	244	288	249
Deposit expense	304	199	157
Loan expense	199	140	99
Foreclosed asset expense, net	(141)	12	9
Computer software	316	218	168
Other expense	1,138	758	709

Total Noninterest expense	9,192	7,807	6,454

Income before income taxes	4,706	3,847	3,371
Income tax expense	1,314	1,023	771

Net income	$3,392	$2,824	$2,600

Earnings per share
Basic earnings per share	$0.83	$0.75	$0.71

Diluted earnings per share	$0.80	$0.70	$0.67

Weighted average shares	4,075,812	3,782,816	3,661,918

Diluted average shares	4,251,370	4,024,813	3,908,498

See accompanying notes to consolidated financial statements.

Valley Financial Corporation

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2005, 2004, and 2003

(In thousands, except share data)

	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances at December 31, 2002	3,657,474	$12,353	$6,369	$302	$19,024
Comprehensive income:	—	—	2,600	—	2,600
Unrealized losses on securities available-for-sale, net of deferred tax benefit of $52	—	—	—	(100)	(100)
Reclassification adjustment, net of deferred tax benefit of $2	—	—	—	(5)	(5)

Total comprehensive income					2,495
Exercise of stock options	8,028	43	—	—	43

Balances at December 31, 2003	3,665,502	$12,396	$8,969	$197	$21,562
Comprehensive income:
Net income	—	—	2,824	—	2,824
Unrealized losses on securities available-for-sale, net of deferred tax benefit of $84	—	—	—	(165)	(165)
Reclassification adjustment, net of deferred tax benefit of $6	—	—	—	(11)	(11)

Total comprehensive income					2,648
Issuance of stock	275,000	3,850	—	—	3,850
Stock issuance costs	—	(26)	—	—	(26)
Cash dividends declared ($0.12 per share)	—	—	(472)	—	(472)
Exercise of stock options	134,128	754	—	—	754

Balances at December 31, 2004	4,074,630	$16,974	$11,321	$21	$28,316
Comprehensive income:
Net income	—	—	3,392	—	3,392
Unrealized losses on securities available-for-sale, net of deferred tax benefit of $241	—	—	—	(433)	(433)
Reclassification adjustment, net of deferred tax benefit of $18	—	—	—	(35)	(35)

Total comprehensive income					2,924
Cash dividends declared ($0.13 per share)	—	—	(532)	—	(532)
Exercise of stock options	2,363	7	—	—	7

Balances at December 31, 2005	4,076,993	$16,981	$14,181	$(447)	$30,715

See accompanying notes to consolidated financial statements

Valley Financial Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005, 2004, and 2003

(In thousands, except share data)

	2005	2004	2003
Cash flows from operating activities
Net income	$3,392	$2,824	$2,600
Adjustments to reconcile net income to net cash provided by Operating Activities:
Provision for loan losses	1,297	633	966
Depreciation and amortization of bank premises and software	698	625	499
Deferred income tax	(249)	(233)	(229)
Net gains on sale of securities	(53)	(17)	(7)
Net (gains) / losses on foreclosed properties	(131)	8	9
Net losses on fixed asset disposals	7	—	7
Net amortization (accretion) of bond premiums/discounts	192	284	238
Decrease in unearned fees	—	(3)	(9)
Increase in accrued interest receivable	(639)	(230)	(92)
Increase in other assets	(981)	(485)	(405)
Increase in value of life insurance contracts	(325)	(290)	(253)
Increase / (decrease) in accrued interest payable	1,079	314	(308)
Increase / (decrease) in other liabilities	643	502	(265)

Net cash provided by operating activities	4,930	3,932	2,751

Cash flows from investing activities
(Increase) / decrease in interest bearing deposits in banks	(274)	651	3,726
Purchases of premises and equipment	(1,100)	(538)	(1,617)
Purchases on securities available-for-sale	(799)	(20,211)	(29,991)
Purchases of securities held-to-maturity	(215)	(2,368)	(14,483)
Purchases on restricted equity securities	(801)	(358)	(716)
Proceeds from sales/calls/paydowns/maturities of securities available-for-sale	12,908	14,153	9,482
Proceeds from paydowns on securities held-to-maturity	1,471	3,061	11,528
Principal repayments of restricted equity securities	315	—	—
Purchase on bank owned life insurance	(2,500)	—	(2,404)
Proceeds from sale of foreclosed properties	1,349	287	480
Capitalized expenditures on foreclosed property	—	—	(29)
Increase in loans, net	(132,983)	(60,383)	(37,620)

Net cash used in investing activities	(122,629)	(65,706)	(61,644)

Cash flows from financing activities
Increase / (decrease) in non-interest bearing deposits	(27,642)	10,440	5,944
Increase in interest bearing deposits	113,625	45,871	34,835
Proceeds from short-term borrowings	8,000	—	5,000
Increase in federal funds purchased and securities sold under agreements to repurchase	19,825	721	1,419
Proceeds from long-term borrowings		—	7,000
Proceeds from issuance of guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	7,000	—	4,000
Cash dividends paid	(489)	(228)	—
Proceeds from issuance of common stock	7	4,578	43

Net cash provided by financing activities	120,326	61,382	58,241

Net increase (decrease) in cash and due from banks	2,627	(392)	(652)

Cash and due from banks at beginning of year	7,119	7,511	8,163

Cash and due from banks at end of year	$9,746	$7,119	$7,511

See accompanying notes to the consolidated financial statements.

Valley Financial Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005, 2004, and 2003

(In thousands, except share data)

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$9,901	$6,615	$6,058

Cash paid during the year for income taxes	$1,754	$889	$996

Noncash financing and investing activities
Transfer of loans to foreclosed property	$1,218	$295	$264

See accompanying notes to consolidated financial statements.

Valley Financial Corporation

Notes to Consolidated Financial Statements

(In thousands, except share data)

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Bank, thereafter referred to collectively as the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

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

(In thousands, except share data)

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

Valley Financial Corporation

Notes to Consolidated Financial Statements

(In thousands, except share data)

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on three basic principles of accounting: (i) Statement of Financial Accounting Standards (“SFAS”) 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market, and the loan balance, and (iii) SFAS 118, Accounting by Creditors for Impairment of a Loan, Income Recognition and Disclosures – an amendment of SFAS 114, which allows a creditor to use existing methods for recognizing interest income on an impaired loan.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Valley Financial Corporation

Notes to Consolidated Financial Statements

(In thousands, except share data)

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

Stock-based Compensation

The Company accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock-Based Compensation (issued in October 1995), but complies with the disclosure requirements set forth in the Statement, which include disclosing pro forma net income as if the fair value based method of accounting had been applied. The Company will be required to adopt the expense recognition provisions prescribed under SFAS No. 123(R) Share-Based Payments (issued in December 2004) beginning January 1, 2006.

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

(In thousands, except share data)

Note 1. Summary of Significant Accounting Policies, continued

Income Taxes

Provision for income taxes is based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities and income earned on bank-owned life insurance) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

(In thousands, except share data)

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

(In thousands, except share data)

Note 1. Summary of Significant Accounting Policies, continued

Reclassification

Certain reclassifications have been made to the financial statements of the prior year to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payments. SFAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company will apply SFAS 123(R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted stock option awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt SFAS 123(R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for the Company beginning January 1, 2006.

Note 2. Restrictions on Cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average reserve balances. The daily cash reserve requirement for the week including December 31, 2005 was $211, less cash on hand in the amount of $1,067, or a net of $0. The daily cash reserve requirement for the week including December 31, 2004 was $2,132, less cash on hand in the amount of $891, or a net of $1,241. The Company implemented a deposit reclassification program in September 2005 that restructures interest and non-interest checking accounts so that a portion of the balance in each account is actually maintained in a linked Savings sub-account. The Savings portion of the combined account balance is not subject to the 10% reserve that is required for checking balances; therefore the overall daily cash reserve requirement for the Federal Reserve has been reduced.

As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of December 31, 2005 was $250.

Note 3. Securities

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale as of December 31, 2005 and 2004 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
2005
U.S. Treasury	$199	$—	$—	$199
U.S. Government agencies and corporations	6,566	—	101	6,465
Mortgage-backed securities	19,872	—	653	19,219
States and political subdivisions	7,047	105	25	7,127
Corporate debt	200	—	4	196

	$33,884	$105	$783	$33,206

Valley Financial Corporation

Notes to Consolidated Financial Statements

(In thousands, except share data)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
2004
U.S. Treasury	$—	$—	$—	$—
U.S. Government agencies and corporations	9,853	59	8	9,904
Mortgage-backed securities	26,313	37	351	25,999
States and political subdivisions	9,422	312	16	9,718
Corporate debt	200	1	2	199

	$45,788	$409	$377	$45,820

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity as of December 31, 2005 and 2004 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
2005
U.S. Treasury	$—	$—	$—	$—
U.S. Government agencies and corporations	9,938	—	193	9,745
Mortgage-backed securities	3,500	—	90	3,410
States and political subdivisions	7,358	52	41	7,369

	$20,796	$52	$324	$20,524

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
2004
U.S. Treasury	$199	$—	$1	$198
U.S. Government agencies and corporations	9,930	46	149	9,827
Mortgage-backed securities	4,802	17	13	4,806
States and political subdivisions	7,223	76	46	7,253

	$22,154	$139	$209	$22,084

Valley Financial Corporation

Notes to Consolidated Financial Statements

(In thousands, except share data)

Note 3. Securities, continued

The following tables detail unrealized losses and related fair values in the Bank’s available-for-sale and held-to-maturity investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2005.

Temporarily Impaired Securities in AFS Portfolio

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Government agencies and corporations	$3,865	$53	$2,452	$48	$6,317	$101
Mortgage-backed securities	2,790	47	16,413	606	19,203	653
Corporate debt	98	1	98	3	196	4
State and political subdivisions	1,548	13	597	12	2,145	25

Total temporarily impaired securities	$8,301	$114	$19,560	$669	$27,861	$783

Temporarily Impaired Securities in HTM Portfolio

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Government agencies and corporations	$3,899	$39	$5,846	$154	$9,745	$193
Mortgage-backed securities	2,263	42	1,147	48	3,410	90
State and political subdivisions	1,382	7	1,245	34	2,627	41

Total temporarily impaired securities	$7,544	$88	$8,238	$236	$15,782	$324

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

Valley Financial Corporation

Notes to Consolidated Financial Statements

(In thousands, except share data)

Note 3. Securities, continued

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

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary. Management believes all unrealized losses presented in the tables above are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The amortized costs and approximate fair values of available-for-sale securities as of December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Costs	Fair Values
Due in one year or less	$538	$538
Due after one year through five years	2,809	2,794
Due after five years through ten years	7,510	7,470
Due after ten years	3,155	3,185
Mortgage-backed securities	19,872	19,219

	$33,884	$33,206

The amortized costs and approximate fair values of held-to-maturity securities as of December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Costs	Fair Values
Due in one year or less	$—	$—
Due after one year through five years	1,070	1,073
Due after five years through ten years	5,703	5,645
Due after ten years	10,523	10,396
Mortgage-backed securities	3,500	3,410

	$20,796	$20,524

Valley Financial Corporation

Notes to Consolidated Financial Statements

(In thousands, except share data)

Note 3. Securities, continued

Securities (excluding restricted equity securities) with amortized costs of $40,604 and $32,580 as of December 31, 2005 and 2004, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Restricted equity securities consist of Federal Home Loan Bank stock in the amount of $3,443 and $2,958, Federal Reserve Bank stock in the amount of $483 and $483, and Community Bankers Bank stock in the amount of $60 as of December 31, 2005 and 2004, respectively. Restricted equity securities are carried at cost. The Federal Home Loan Bank requires the Bank to maintain stock in an amount equal to 5% of outstanding borrowings. The Federal Reserve Bank of Richmond requires the Bank to maintain stock with a par value equal to 3% of its outstanding capital. Community Bankers Bank stock is restricted in the fact that the stock may only be repurchased by that Company.

Note 4. Loans Receivable

The major components of loans in the consolidated balance sheets at December 31, 2005 and 2004 are as follows:

	2005	2004
Commercial	$97,904	$71,580
Real estate:
Construction and land development	55,810	25,404
Residential, 1-4 families	103,272	69,819
Commercial	149,684	107,186
Consumer	7,744	8,787

	414,414	282,776
Unearned loan origination costs, net of fees	(2)	(2)
Deferred loan fees	(35)	—
Allowance for loan losses	(4,124)	(2,989)

	$410,253	$279,785

Substantially all one-four family residential and commercial real estate loans collateralize the line of credit available from the Federal Home Loan Bank.

Note 5. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	2005	2004	2003
Balance, beginning	$2,989	$2,566	$2,014
Provision charged to expense	1,297	633	966
Recoveries of amounts charged off	31	1	1
Amounts charged off	(193)	(211)	(415)

Balance, ending	$4,124	$2,989	$2,566

Valley Financial Corporation

Notes to Consolidated Financial Statements

(In thousands, except share data)

Note 5. Allowance for Loan Losses, continued

An allowance determined in accordance with SFAS No. 114 and No. 118 is provided for all impaired loans. The total recorded investment in impaired loans and the related allowance for loan losses at December 31, 2005, 2004, and 2003 is as follows:

	2005	2004	2003
Impaired loans without a valuation allowance	$—	$331	$155
Impaired loans with a valuation allowance	3,062	59	1,091

Total impaired loans	$3,062	$390	$1,246

Valuation allowance related to impaired loans	$344	$31	$127

The average annual recorded investment in impaired loans and interest income recognized on impaired loans for the years ended December 31, 2005, 2004, and 2003 (all approximate) is summarized below:

	2005	2004	2003
Average investment in impaired loans	$343	$162	$550

Interest income recognized on impaired loans	$27	$7	$5

Interest income recognized on a cash basis on impaired loans	$7	$5	$5

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans totaled $104 and $150 as of December 31, 2005 and 2004, respectively. Loans past due more than ninety days and still accruing totaled $423 and $240 as of December 31, 2005 and 2004, respectively. Restructured loans totaled $0 and $0 as of December 31, 2005 and 2004, respectively.

Note 6. Foreclosed Assets

Expenses applicable to foreclosed assets include the following:

	Years Ended December 31
	2005	2004	2003
Net loss (gain) on sales of real estate	$(131)	$12	$9
Operating expenses, net of rental income	(10)	—	—

	$(141)	$12	$9

Valley Financial Corporation

Notes to Consolidated Financial Statements

(In thousands, except share data)

Note 7. Premises and Equipment

Components of premises and equipment and total accumulated depreciation and amortization as of December 31, 2005 and 2004 are as follows:

	2005	2004
Land and improvements	$1,697	$1,697
Building	3,335	3,153
Furniture, fixtures, and equipment	3,332	2,800
Leasehold improvements	1,005	679
Construction in progress	105	146

	9,474	8,475
Less accumulated depreciation and amortization	(2,884)	(2,398)

	$6,590	$6,077

Depreciation expense for the years ended December 31, 2005, 2004, and 2003 amounted to $698, $625, and $499, respectively.

The Company currently leases its main office location under a non-cancelable operating lease. The lease for the main office has a term of six years with the option of three additional renewal terms of five years each. In addition, the Company currently leases two of its branch locations. The first branch has an initial lease term of twelve years with the option of one additional renewal term of five years. The second branch has an initial lease term of five years with the option to renew for four additional five year periods. Rental expenses under operating leases were approximately $231, $155 and $163 for 2005, 2004, and 2003, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2005 were as follows:

2006	235
2007	243
2008	266
2009	251
2010	12

$1,007

Note 8. Time Deposits

At December 31, 2005 the approximate scheduled maturities of time deposits are as follows:

Three months or less	$37,294
Four to twelve months	123,452
One to three years	69,768
Over three years	4,295

$234,809

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 was $52,518 and $39,786, respectively.

Valley Financial Corporation

Notes to Consolidated Financial Statements

(In thousands, except share data)

Note 9. Borrowed Funds

Short-term debt

Short-term debt includes Federal Home Loan Bank Advances that mature in 12 months or less, securities sold under agreements to repurchase and federal funds purchased generally maturing within one to seven days from the transaction date. Federal Home Loan Bank of Atlanta advances totaled $23,000 and $15,000 at December 31, 2005 and 2004, respectively. The $23,000 balance as of December 31, 2005 is comprised of an $8,000 daily rate credit, an adjustable rate credit in the amount of $10,000 and a second adjustable rate credit in the amount of $5,000. The $8,000 daily rate credit was borrowed in September of 2005. The daily rate credit matures daily and is rolled over on a daily basis at the stated Federal Home Loan Bank of Atlanta daily rate. There is no stated maturity date and interest is paid monthly. The current rate is 4.44%. The $10,000 adjustable rate credit was renewed for another year in December 2005. The new maturity date is December 18, 2006. The advance reprices quarterly on the date of each quarterly interest payment. The current rate is 4.39%. The $5,000 adjustable rate credit was borrowed in September of 2005 and matures January 31, 2006. The advance reprices monthly. The current rate is 4.58%. At December 31, 2005, the Company had $10,973 available under short-term unsecured lines of credit and $51,012 available under short-term secured lines of credit.

Additional information is summarized below:

	2005	2004
Outstanding balance at December 31	$50,829	$23,004

Year-end weighted average rate	$3.90%	$2.07%

Daily average outstanding during the period	$32,340	$22,305

Average rate for the period	$2.84%	$1.35%

Maximum outstanding at any month-end during the period	$51,691	$29,154

Securities with a fair market value of $19,871 and $13,133 collateralized securities sold under agreements to repurchase at December 31, 2005 and 2004, respectively.

Long-term debt

At December 31, 2005 and 2004, long-term debt was $37,000 and consisted of advances from the Federal Home Loan Bank. These advances are convertible to a floating rate of three month LIBOR by the FHLB on the dates indicated. The weighted average rate at December 31, 2005 was 4.26%.

Details related to long-term debt at December 31, 2005 and 2004 is as follows:

Maturity Date	FHLB Conversion Date	Interest Rate	Advance Amount
2007	Quarterly	3.09	$10,000
2009	Quarterly	5.46	5,000
2010	Quarterly	6.49	5,000
2011	May 9, 2006	4.97	5,000
2011	Nov. 7, 2006	3.91	5,000
2013	March 11, 2008	2.91	7,000

			$37,000

Valley Financial Corporation

Notes to Consolidated Financial Statements

(In thousands, except share data)

Note 9. Borrowed Funds, continued

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

The preferred securities and common securities of both trusts may be included in the Company’s Tier 1 capital for regulatory capital adequacy purposes to the extent that they do not exceed 25% of the Company’s total Tier I capital excluding the securities. Amounts in excess of this ratio will not be considered Tier 1 capital but may be included in the calculation of the Company’s total risk-based capital ratio. The Company’s obligations with respect to the issuance of the preferred securities and common securities of both trusts constitute a full and unconditional guarantee by the Company of the trusts obligations with respect to the preferred securities and common securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on the trusts’ preferred trust securities and common securities. As a result of the Company’s adoption of FIN 46, both Trusts’ common securities have been presented as a component of other assets.

Note 10. Fair Value of Financial Instruments

The carrying amounts and approximate fair values of the Corporation’s financial instruments are as follows at December 31, 2005 and 2004:

	2005		2004
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$9,746	$9,746	$7,119	$7,119
Money market investments	336	336	62	62
Securities available-for-sale	33,206	33,206	45,820	45,820
Securities held-to-maturity	20,796	20,524	22,154	22,084
Restricted equity securities	3,987	3,987	3,501	3,501
Loans, net	410,253	405,451	279,785	276,931
Bank owned life insurance	8,950	8,950	6,125	6,125

Valley Financial Corporation

Notes to Consolidated Financial Statements

(In thousands, except share data)

Note 10. Fair Value of Financial Instruments, continued

Financial liabilities
Deposits	365,316	365,279	279,333	279,806
Short-term Federal Home Loan Banks advances	23,000	23,000	15,000	15,000
Securities sold under agreements to repurchase	10,802	10,802	5,817	5,817
Federal funds purchased	17,027	17,027	2,187	2,187
Long-term Federal Home Loan Bank advances	37,000	37,049	37,000	38,472
Guaranteed preferred beneficial interests in the Company’s junior Subordinated debentures	11,341	11,341	4,124	4,124

Note 11. Earnings per Share

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

	Net Income	Weighted Average Shares	Per Share Amount
Year Ended December 31, 2005
Basic earnings per share	$3,392	$4,075,812	$.83

Effect of dilutive stock options	—	175,558

Diluted earnings per share	$3,392	$4,251,370	$.80

Year Ended December 31, 2004
Basic earnings per share	$2,824	$3,782,816	$.75

Effect of dilutive stock options	—	241,997

Diluted earnings per share	$2,824	$4,024,813	$.70

Year Ended December 31, 2003
Basic earnings per share	$2,600	$3,661,918	$.71

Effect of dilutive stock options	—	246,580

Diluted earnings per share	$2,600	$3,908,498	$.67

Note 12. Employee Benefit Plan

The Company has a defined contribution plan (the Plan) qualifying under IRS Code Section 401(k). Eligible participants in the Plan can contribute up to the maximum percentage allowable not to exceed the dollar limit under IRC Section 401(k). Employee contributions are matched by the Company based on 100 percent of the first three percent of an employee’s contribution and 50 percent of employee contributions which exceed three percent but do not exceed six percent. For the years ended December 31, 2005, 2004, and 2003, the Company contributed $126, $94, and $79 to the Plan, respectively.

Valley Financial Corporation

Notes to Consolidated Financial Statements

(In thousands, except share data)

Note 12. Employee Benefit Plan, continued

During 2002, the Company adopted a deferred compensation plan to provide future compensation to certain members of management. Under plan provisions, payments projected to range from $26 to $161 are payable for 15 years certain, generally beginning at age 65. The liability accrued for compensation deferred under the plan was $663 at December 31, 2005 and $483 at December 31, 2004. Deferred compensation expense, an actuarially determined amount, was $180 during 2005, $208 during 2004, and $275 during 2003. Assumed discount rate, rate of compensation increase, and expected after-tax long-term rate of return on plan assets were 7.25%, 5%, and 4.8%, respectively at December 31, 2005. Assumed discount rate, rate of compensation increase, and expected long-term rate of return on plan assets were 7.25%, 5%, and 5%, respectively at December 31, 2004. Assumed discount rate, rate of compensation increase, and expected long-term rate of return on plan assets were 7.25%, 5%, and 6%, respectively at December 31, 2003.

The Company has purchased and is the beneficiary of life insurance policies designed to fund the deferred compensation liability. The cash value totaled approximately $8,950 and $6,125 at December 31, 2005 and 2004, respectively.

Note 13. Stock Based Compensation

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

Additionally, the Company has a 1995 Incentive Stock Plan (the 1995 Plan) pursuant to which the Human Resources Committee of the Company’s Board of Directors may grant stock options to officers and key employees. The 1995 Plan authorizes grants of options to purchase up to 311,850 shares (adjusted for stock splits) of the Company’s authorized but unissued common stock. Accordingly, 304,493 options for shares of authorized common stock have been issued under the Plan and 7,357 options for shares of authorized common stock are available for issue under the Plan.

Under the 2005 Plan, there are options for 44,400 shares granted to officers and key employees currently outstanding as of December 31, 2005. Under the 1995 Plan, there are options for 238,882 shares granted to officers and key employees currently outstanding as of December 31, 2005. All stock options (for both plans) have been granted with an exercise price equal to the stock’s fair market value at the date of the

Valley Financial Corporation

Notes to Consolidated Financial Statements

(In thousands, except share data)

Note 13. Stock Based Compensation, continued

grant. Stock options under the Plan generally have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of the grant. In addition, certain other options for 182,196 shares (adjusted for stock splits), of which 82,098 are outstanding as of December 31, 2005, based on meeting certain past performance criteria have been granted.

Additionally under the 2005 Plan, there are 14,875 restricted stock grants (“RSG’s”) that have been granted to officers and key employees currently outstanding as of December 31, 2005. These RSG’s will vest 100% on January 31, 2008 (“Vesting Date”) based upon successfully meeting certain performance criteria.

The per share weighted average fair value of stock options granted during 2005, 2004, and 2003 was $5.16, $4.59, and $2.17 respectively, on the date of grant utilizing the Black-Scholes option-pricing model using the assumptions noted below.

	2005	2004	2003
Expected dividend yield	0.96%	—	—
Risk-free interest rate	3.99%	3.94%	1.25%
Expected life of options (in years)	10	10	10
Expected volatility of stock price	29%	27%	17%

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

	2005	2004	2003
Net income:
As reported	$3,392	$2,824	$2,600
Pro forma	$3,336	$2,780	$2,544
Basic earning per share:
As reported	$.83	$.75	$.71
Pro forma	$.82	$.73	$.69
Diluted earnings per share:
As reported	$.80	$.70	$.67
Pro forma	$.79	$.68	$.65

Valley Financial Corporation

Notes to Consolidated Financial Statements

(In thousands, except share data)

Note 13. Stock Based Compensation, continued

Stock option activity during the years ended December 31, 2005, 2004, and 2003 (adjusted for stock splits) is as follows:

	Shares	Exercise Prices
Balance at December 31, 2002	425,084	$4.11
Granted	45,500	9.27
Exercised	(8,026)	5.29
Expired/forfeited	(10,032)	5.58

Balance at December 31, 2003	452,526	4.58
Granted	26,300	14.20
Exercised	(134,128)	3.48
Expired/forfeited	(8,155)	6.94

Balance at December 31, 2004	336,543	5.71
Granted	44,900	12.52
Exercised	(2,363)	3.17
Expired/forfeited	(13,300)	12.52

Balance at December 31, 2005	365,780	$6.31

At December 31, 2005, the range of exercise prices was $2.78 - $14.23 (adjusted for stock split) and the weighted average remaining contractual life of outstanding options was 4.6 years. The grant date fair value of options issued in 2005 is $256.

At December 31, 2004, the range of exercise prices was $2.78 - $14.23 (adjusted for stock split) and the weighted average remaining contractual life of outstanding options was 5.3 years. The grant date fair value of options issued in 2004 is $120.

At December 31, 2003, the range of exercise prices was $2.78 - $11.43 (adjusted for stock split) and the weighted average remaining contractual life of outstanding options was 5.3 years. The grant date fair value of options issued in 20034 is $49.

At December 31, 2005, 2004, and 2003 the number of options exercisable was 268,500, 244,443, and 337,366 respectively, and the weighted average exercise price of those options was $4.69, $5.40, and $3.78 respectively (adjusted for stock split). There was no compensation cost recognized in income related to stock-based compensation in 2005, 2004 or 2003.

Note 14. Income Taxes

Current and Deferred Income Tax Components

Total income tax expense (benefit) for the years ended December 31, 2005, 2004, and 2003 consists of the following:

	2005	2004	2003
Current	$1,563	$1,256	$1,000
Deferred	(249)	(233)	(229)

	$1,314	$1,023	$771

Valley Financial Corporation

Notes to Consolidated Financial Statements

(In thousands, except share data)

Note 14. Income Taxes, continued

Rate Reconciliation

Total income tax expense (benefit) differed from the “expected” amount computed by applying the U.S. Federal income tax rate of 34 percent to income before income taxes as a result of the following:

	2005	2004	2003
Tax at statutory federal rate	$1,602	$1,308	$1,175
Tax-exempt interest income	(203)	(219)	(243)
Tax-exempt interest disallowance	25	22	21
Cash surrender value of life insurance	(110)	(99)	(86)
Tax Credits	—	—	(96)
Other	—	11	—

	$1,314	$1,023	$771

Deferred Income Tax Analysis

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets
Net unrealized losses on available-for-sale securities	$230	$—
Allowance for loan losses	1,179	950
Depreciation	—	32
Employee benefits	262	201

	1,671	1,183

Deferred tax liabilities
Net unrealized gains on available-for-sale securities	—	(11)
Depreciation	(5)	—
Accretion of bond discount	(28)	(24)

Total deferred tax liabilities	(33)	(35)

New deferred tax assets	$1,638	$1,148

Note 15. Commitments and Contingencies

Concentrations of Credit Risk

The Bank grants commercial, residential and consumer loans to customers primarily in the Roanoke Valley area. The Bank has a diversified loan portfolio which is not dependent upon any particular economic or industry sector. As a whole, the portfolio could be affected by general economic conditions in the Roanoke Valley region.

Valley Financial Corporation

Notes to Consolidated Financial Statements

(In thousands, except share data)

Note 15. Commitments and Contingencies, continued

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

Litigation

In the normal course of business the Bank may be involved in various legal proceedings. After consultation with legal counsel, management believes that any liability resulting from such proceedings will not be material to the financial statements.

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

	2005	2004
Commitments to extend credit	$124,262	$96,225
Standby letters of credit	12,109	4,613

	$136,371	$100,838

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

Valley Financial Corporation

Notes to Consolidated Financial Statements

(In thousands, except share data)

Note 15. Commitments and Contingencies, continued

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. Unless renewed, substantially all of the Bank’s credit commitments at December 31, 2005 will expire within one year. Management does not anticipate any material losses as a result of these transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

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

Note 16. Regulatory Restrictions

Dividends

The Company’s principal source of funds for dividend payments is dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by state law, regulations and policies. A state bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand. Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in-capital of the bank. As of December 31, 2005 and 2004, the amount available for payment of dividends was $15,133 and $11,837, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2005 and 2004, the Company and the Bank were categorized as “well capitalized” as defined by applicable regulations. To be categorized as “well capitalized”, the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed the Company’s or the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table below.

Valley Financial Corporation

Notes to Consolidated Financial Statements

(In thousands, except share data)

Note 16. Regulatory Restrictions, continued

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005
Total Capital (to Risk Weighted Assets):
Consolidated	$46,285	10.76%	$34,409	8.0%	n/a	n/a
Valley Bank	$42,946	10.08%	$34,095	8.0%	$42,619	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$41,552	9.66%	$17,204	4.0%	n/a	n/a
Valley Bank	$38,822	9.11%	$17,048	4.0%	$25,571	6.0%
Tier 1 Capital (Leverage) (to Average Assets):
Consolidated	$41,552	8.75%	$18,993	4.0%	n/a	n/a
Valley Bank	$38,822	8.23%	$18,874	4.0%	$23,594	5.0%
December 31, 2004
Total Capital (to Risk Weighted Assets):
Consolidated	$35,284	11.51%	$24,524	8.0%	n/a	n/a
Valley Bank	$30,935	10.16%	$24,358	8.0%	$30,448	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$32,295	10.54%	$12,256	4.0%	n/a	n/a
Valley Bank	$27,945	9.18%	$12,177	4.0%	$18,265	6.0%
Tier 1 Capital (Leverage) (to Average Assets):
Consolidated	$32,295	8.76%	$14,747	4.0%	n/a	n/a
Valley Bank	$27,945	7.59%	$14,728	4.0%	$18,410	5.0%

Inter-company transactions

Legal lending limits on loans by the Bank to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $3.8 million at December 31, 2005. There were no loans from the Bank to the Company at December 31, 2005.

Valley Financial Corporation

Notes to Consolidated Financial Statements

(In thousands, except share data)

Note 17. Related Party Transactions

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

Aggregate 2005 and 2004 loan transactions with directors and executive officers were as follows:

	2005	2004
Balances at beginning of year	$10,449	$6,324
Addition of new director(s)	3,209	—
Advances	14,091	5,308
Repayments	(10,659)	(1,183)

Balances at end of year	$17,090	$10,449

Note 18. Parent Company Financial Information

Condensed financial information of Valley Financial Corporation is presented below:

Condensed Balance Sheets

December 31, 2005 and 2004

	2005	2004
Assets
Cash	$66	$2,965
Loans	3,494	1,550
Investment in bank subsidiary, at equity	38,375	27,968
Investment in nonbank subsidiary	341	124
Other assets	81	122

Total assets	$42,357	$32,729

Liabilities
Balance due to nonbank subsidiary	$11,341	$4,124
Balance due to bank subsidiary	—	—
Other liabilities	301	289

Total liabilities	11,642	4,413

Commitments and other matters	—	—
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized none issued and outstanding	—	—
Common stock no par value; 10,000,000 shares authorized; issued and outstanding 4,0756,993 shares and 4,074,630 shares in 2005 and 2004, respectively	16,981	16,974
Retained earnings	14,181	11,321
Accumulated other comprehensive income	(447)	21

Total shareholders’ equity	30,715	28,316

Total liabilities and shareholders’ equity	$42,357	$32,729

Valley Financial Corporation

Notes to Consolidated Financial Statements

(In thousands, except share data)

Note 18. Parent Company Financial Information, continued

Condensed Statements of Income

Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Income
Interest income	$122	$15	$2
Dividend income from bank subsidiary	367	43	85

	489	58	87

Expenses
Interest expense on balance due to nonbank subsidiary	364	186	88
Other expenses	169	97	88

	533	283	176

Loss before income taxes and equity in Undistributed net income of subsidiary	(44)	(225)	(89)
Income tax benefit	140	91	59

Loss before equity in undistributed net income of subsidiary	96	(134)	(30)

Equity in undistributed net income of subsidiary	3,296	2,958	2,630

Net income	$3,392	$2,824	$2,600

Condensed Statements of Cash Flows

Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Cash flows from operating activities
Net income	$3,392	$2,824	$2,600
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income of subsidiary	(3,296)	(2,958)	(2,630)
(Increase) decrease in other assets	(176)	38	(116)
Increase in other liabilities	186	41	3

Net cash used in operating activities	106	(55)	(143)

Cash flows from investing activities
Increase in loans	(1,944)	(1,550)	—
Repayment of executive loans	—	—	74
Investment in nonbank subsidiary	—	—	(124)
Investment in bank subsidiary	(7,579)	—	(3,880)

Net cash used in investing activities	(9,523)	(1,550)	(3,930)

Valley Financial Corporation

Notes to Consolidated Financial Statements

(In thousands, except share data)

Note 18. Parent Company Financial Information, continued

Cash flows from financing activities
Trust preferred proceeds from nonbank subsidiary	7,000	—	4,124
Net proceeds from issuance of common stock	7	4,578	43
Cash dividends paid	(489)	(228)	—

Net cash provided by financing activities	6,518	4,350	4,167

Net increase in cash	(2,899)	2,745	94
Cash at beginning of year	2,965	220	126

Cash at end of year	$66	$2,965	$220

Item 9.	Changes in and Disagreements on Accounting and Financial Disclosures

None.

Item 9A.	Disclosure Controls and Procedures

As of the end of the period covered by this annual report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There were no significant changes in our internal controls or in the other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors and Executive Officers.

The information required by Items 401, 405, and 406 of Regulation S-K is set forth under the captions “Information Concerning Directors and Nominees”, “Certain Relationships and Related Transactions”, “Audit Committee Information”, “Nominating Committee”, “Audit Committee Financial Expert”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Code of Ethics’ of the Company’s Proxy Statement dated March 15, 2006 and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by Item 402 of Regulation S-K is set forth under the caption “Executive Compensation” of the Company’s Proxy Statement dated March 15, 2006 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information required by Items 201(d) and 403 of Regulation S-K is set forth under the caption “Security Ownership of Certain Beneficial Owners” of the Company’s Proxy Statement dated March 15, 2006 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-K is set forth under the caption “Certain Relationships and Related Transactions” of the Company’s Proxy Statement dated March 15, 2006 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by item 9(e) of Schedule 14A is set forth under the caption “Audit Committee Information” of the Company’s Proxy Statement dated March 15, 2006 and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report and can be found on our Company website at www.myvalleybank.com:

1.	Financial Statements:

Independent Auditors’ Report.

Consolidated Balance Sheets as of December 31, 2005 and 2004.

Consolidated Statements of Income for the Years Ended December 31, 2005 and 2004.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005 and 2004.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the Financial Statements or related notes.

3.	Exhibits and Reports on Form 8-K:

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on form S-1, as amended).

3.3	Bylaws as amended July 19, 2003 (incorporated herein by reference to Exhibit No. 3.3 of Form 10-KSB filed March 30, 2004, File No. 33-77568).

*10.2	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

*10.3	Stock Option Agreement dated December 16, 1999, by and between the Company and Ellis L. Gutshall (filed herewith)

*10.4	Stock Option Agreement dated January 29, 2001, by and between the Company and Ellis L. Gutshall (filed herewith)

*10.5	Stock Option Agreement dated January 10, 2002, by and between the Company and Ellis L. Gutshall (filed herewith)

*10.6	Stock Option Agreement dated July 5, 2005, by and between the Company and Ellis L. Gutshall (filed herewith)

*10.7	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Ellis L. Gutshall (filed herewith)

*10.8	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

*10.9	Valley Bank Supplemental Retirement Plan effective January 1, 2002 incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

*10.10	Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.15 of Form 10-QSB filed November 14, 2002, File No. 33-77568).

*10.11	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis Gutshall (incorporated herein by reference to Exhibit 10.16 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

*10.12	Stock Option Agreement dated February 9, 1998, by and between the Company and J. Randall Woodson (filed herewith)

*10.13	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and J. Randy Woodson (incorporated herein by reference to Exhibit 10.18 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

*10.14	Stock Option Agreement dated January 21, 1999, by and between the Company and J. Randall Woodson (filed herewith)

*10.15	Stock Option Agreement dated December 16, 1999, by and between the Company and J. Randall Woodson (filed herewith)

*10.16	Stock Option Agreement dated January 29, 2001, by and between the Company and J. Randall Woodson (filed herewith)

*10.17	Stock Option Agreement dated January 10, 2002, by and between the Company and J. Randall Woodson (filed herewith)

*10.18	Stock Option Agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (filed herewith)

*10.19	Insurance Transfer Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.20 of Form 10-KSB filed March 30, 2004, File No. 33-77568).

*10.20	Stock Option Agreement dated July 5, 2005, by and between the Company and J. Randall Woodson (filed herewith)

*10.21	Restricted Stock Agreement dated July 5, 2005, by and between the Company and J. Randall Woodson (filed herewith)

*10.22	Stock Option Agreement dated November 11, 2004, by and between the Company and John T. McCaleb (filed herewith)

*10.23	Restricted Stock Agreement dated July 5, 2005, by and between the Company and John T. McCaleb (filed herewith)

*10.24	Stock Option Agreement dated November 11, 2004, by and between the Company and Andrew B. Agee (filed herewith)

*10.25	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Andrew Agee (filed herewith)

10.26	Letter agreement regarding retirement of A. Wayne Lewis dated July 22, 2005, by and among the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.21 of Form 10-Q filed November 14, 2005, File No. 33-77568).

11.	Statement re Computation of Earnings per Share (filed herewith as Note 10).

21.	Subsidiaries of the Registrant.

24.	Power of Attorney.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Office Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Chief Financial Office Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 13(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 31, 2006.

Valley Financial Corporation

By:	/s/ Ellis L. Gutshall
Ellis L. Gutshall
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities indicated as of March 31, 2006.

Signature	Title

/s/ Ellis L. Gutshall (Ellis L. Gutshall)	President, Chief Executive Officer and Director (Chief Executive Officer)

/s/ Kimberly B. Snyder (Kimberly B. Snyder)	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ J. Randy Woodson (J. Randy Woodson)	Executive Vice President, Chief Operating Officer

/s/ Abney S. Boxley, III * (Abney S. Boxley, III)	Director

/s/ William D. Elliot * (William D. Elliot)	Director

/s/ James S. Frantz, Jr. (James S. Frantz, Jr.)	Director

/s/ Mason Haynesworth * (Mason Haynesworth)	Director

/s/ Eddie F. Hearp * (Eddie F. Hearp)	Director

/s/ Anna L. Lawson * (Anna L. Lawson)	Director

/s/ Barbara B. Lemon * (Barbara B. Lemon)	Director

/s/ A. Wayne Lewis * (A. Wayne Lewis)	Director

/s/ Samuel L. Lionberger, Jr. * (Samuel L. Lionberger, Jr.)	Director

/s/ George W. Logan * (George W. Logan)	Chairman, Director

/s/ Geoffrey M. Ottaway * (Geoffrey M. Ottaway)	Director

/s/ John W. Starr * (John W. Starr)	Director

/s/ Ward W. Stevens * (Ward W. Stevens)	Director

/s/ Michael E. Warner * (Michael E. Warner)	Director

* By:	/s/ Kimberly B. Snyder
(Kimberly B. Snyder)
(Attorney in Fact)

INDEX TO EXHIBITS

Exhibit	Description
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on form S-1, as amended).

3.3	Bylaws as amended July 19, 2003 (incorporated herein by reference to Exhibit No. 3.3 of Form 10-KSB filed March 30, 2004, File No. 33-77568).

*10.2	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

*10.3	Stock Option Agreement dated December 16, 1999, by and between the Company and Ellis L. Gutshall (filed herewith)

*10.4	Stock Option Agreement dated January 29, 2001, by and between the Company and Ellis L. Gutshall (filed herewith)

*10.5	Stock Option Agreement dated January 10, 2002, by and between the Company and Ellis L. Gutshall (filed herewith)

*10.6	Stock Option Agreement dated July 5, 2005, by and between the Company and Ellis L. Gutshall (filed herewith)

*10.7	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Ellis L. Gutshall (filed herewith)

*10.8	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

*10.9	Valley Bank Supplemental Retirement Plan effective January 1, 2002 incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

*10.10	Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.15 of Form 10-QSB filed November 14, 2002, File No. 33-77568).

*10.11	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis Gutshall (incorporated herein by reference to Exhibit 10.16 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

*10.12	Stock Option Agreement dated February 9, 1998, by and between the Company and J. Randall Woodson (filed herewith)

*10.13	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and J. Randy Woodson (incorporated herein by reference to Exhibit 10.18 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

*10.14	Stock Option Agreement dated January 1, 1999, by and between the Company and J. Randall Woodson (filed herewith)

*10.15	Stock Option Agreement dated December 16, 1999, by and between the Company and J. Randall Woodson (filed herewith)

*10.16	Stock Option Agreement dated January 29, 2001, by and between the Company and J. Randall Woodson (filed herewith)

*10.17	Stock Option Agreement dated January 10, 2002, by and between the Company and J. Randall Woodson (filed herewith)

*10.18	Stock Option Agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (filed herewith)

*10.19	Insurance Transfer Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.20 of Form 10-KSB filed March 30, 2004, File No. 33-77568).

*10.20	Stock Option Agreement dated July 5, 2005, by and between the Company and J. Randall Woodson (filed herewith)

*10.21	Restricted Stock Agreement dated July 5, 2005, by and between the Company and J. Randall Woodson (filed herewith)

*10.22	Stock Option Agreement dated November 11, 2004, by and between the Company and John T. McCaleb (filed herewith)

*10.23	Restricted Stock Agreement dated July 5, 2005, by and between the Company and John T. McCaleb (filed herewith)

*10.24	Stock Option Agreement dated November 11, 2004, by and between the Company and Andrew Agee (filed herewith)

*10.25	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Andrew Agee (filed herewith)

10.26	Letter agreement regarding retirement of A. Wayne Lewis dated July 22, 2005, by and among the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.21 of Form 10-Q filed November 14, 2005, File No. 33-77568).

11.	Statement re Computation of Earnings per Share (filed herewith as Note 10).

21.	Subsidiaries of the Registrant.

24.	Power of Attorney.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Office Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Chief Financial Office Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).