Form 10-Q
period 2006-03-31
VALLEY FINANCIAL CORP /VA/
filed 2006-05-10
CIK 921590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Transitional small business disclosure format:    Yes  ☐    No  ☒.

At May 9, 2006, 4,108,493 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION

FORM 10-Q

March 31, 2006

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited) 3/31/06	(Audited) 12/31/05
Assets
Cash and due from banks	$6,642	$9,746
Interest-bearing deposits in banks	137	336
Securities available-for-sale	32,077	33,206
Securities held-to-maturity (approximate market values of $20,160 at March 31, 2006 and $20,524 at December 31, 2005)	20,608	20,796
Restricted equity securities	4,596	3,987
Loans, net of allowance for loan losses of $4,709 at March 31, 2006 and $4,124 at December 31, 2005	429,451	410,253
Premises and equipment, net	6,915	6,590
Bank owned life insurance	10,165	8,950
Accrued interest receivable	2,230	2,073
Other assets	3,358	3,012

Total assets	$516,179	$498,949

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest- bearing deposits	$19,407	$19,466
Interest-bearing deposits	356,033	345,850

Total deposits	375,440	365,316

Federal funds purchased and securities sold under agreements to repurchase	30,731	27,829
Short-term borrowings	26,000	23,000
Long-term borrowings	37,000	37,000
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	11,341	11,341
Accrued interest payable	2,607	2,129
Other liabilities	1,690	1,619

Total liabilities	484,809	468,234

Commitments and other contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value. Authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 4,102,193 at March 31,2006, and
4,076,993 at December 31, 2005, respectively	17,135	16,981
Retained earnings	14,881	14,181
Accumulated other comprehensive income (loss)	(646)	(447)

Total shareholders’ equity	31,370	30,715

Total liabilities and shareholders’ equity	$516,179	$498,949

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share data)

	3 Months Ended
	3/31/06	3/31/05
Interest Income:
Interest and fees on loans	$7,204	$4,279
Interest on securities - taxable	484	584
Interest on securities - nontaxable	138	159
Interest on deposits in banks	5	22

Total interest income	7,831	5,044

Interest Expense:
Interest on deposits	2,923	1,498
Interest on short-term borrowings	299	112
Interest on long-term borrowings	388	389
Interest on guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	183	57
Interest on federal funds purchased and securities sold under agreements to repurchase	241	42

Total interest expense	4,034	2,098

Net interest income	3,797	2,946

Provision for loan losses	587	324

Net interest income after provision for loan losses	3,210	2,622

Noninterest Income:
Service charges on deposit accounts	213	210
Realized gains (losses) on sale of securities available-for-sale	(1)	1
Income earned on bank owned life insurance	115	76
Other income on real estate loans	—	16
Other income	129	29

Total noninterest income	456	332

Noninterest Expense:
Compensation expense	1,485	1,044
Occupancy expense	157	148
Equipment expense	135	111
Data processing expense	152	130
Advertising and marketing expense	84	41
Audit fees	73	73
Franchised and purchased tax credit expense	67	47
Business manager	61	71
Deposit expense	99	53
Loan expenses	55	43
Computer software	83	68
Other expense	270	222

Total noninterest expense	2,721	2,051

Income before income taxes	945	903

Income tax expense	245	233

Net income	$700	$670

Earnings per share
Basic earnings per share	$0.17	$0.16

Diluted earnings per share	$0.17	$0.16

Weighted average shares	4,079,233	4,074,630

Diluted average shares	4,189,866	4,270,816

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except share and per share data)

	3 months ended
	3/31/06	3/31/05
Cash flows from operating activities
Net income	$700	$670
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	587	324
Depreciation and amortization	187	168
Stock option expense	39	—
Deferred income tax	(270)	—
Net losses on sale of securities	1	—
Amortization (accretion) of bond premiums/discounts	46	50
Increase in interest receivable	(157)	(161)
Increase in other assets	(90)	(162)
Increase in value of life insurance contracts	(115)	(76)
Increase (decrease) in accrued interest payable	478	(4)
Increase (decrease) in other liabilities	356	(5)

Net cash provided by operating activities	1,762	804

Cash flows from investing activities
(Increase) decrease in interest bearing deposits in banks	199	(3,045)
Purchases of premises and equipment	(498)	(340)
Purchases of securities held-to-maturity	—	(215)
Purchases of restricted equity securities	(834)	(216)
Proceeds from sales/calls/paydowns/maturities of securities available-for-sale	907	2,464
Proceeds from paydowns on securities held-to-maturity	165	276
Principal repayments of restricted equity securities	225	315
Purchase of bank owned life insurance	(1,100)	—
Increase in loans, net	(19,786)	(19,018)

Net cash used in investing activities	(20,722)	(19,779)

Cash flows from financing activities
Increase (decrease) in noninterest-bearing deposits	(59)	4,862
Increase in interest- bearing deposits	10,183	21,860
Increase (decrease) in short-term borrowings	3,000	(5,000)
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	2,902	(1,516)
Cash dividends paid	(285)	—
Proceeds from issuance of common stock	115	—

Net cash provided by financing activities	15,856	20,206

Net Increase (decrease) in cash and due from banks	(3,104)	1,231

Cash and due from banks at beginning of year	9,746	7,119

Cash and due from banks at end of year	$6,642	$8,350

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,356	$2,102

Cash paid during the period for taxes	$5	$—

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

March 31, 2006 (Unaudited)

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

The consolidated financial statements of the Company conform to generally accepted accounting principles and to general banking industry practices. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the consolidated financial statements herein have been included. The consolidated financial statements herein should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K.

The Company reports its activities as a single business segment. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.

During the first quarter of fiscal 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No 123 – revised 2004 (“SFAS 123R”), “Share-Based Payment,” (“SFAS No. 123R”) which replaced SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. See Note 11 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

(2)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. To comply with Federal Reserve regulations, the Bank is required to maintain certain average reserve balances. The daily cash reserve requirement for the week including March 31, 2006 was $106, less cash on hand in the amount of $1,035, or a net of $0.

As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of March 31, 2006 was $250.

(3)	Securities

The carrying values, unrealized gains, unrealized losses and approximate fair values of available-for-sale and held-to-maturity investment securities at March 31, 2006 are shown in the tables below. As of March 31, 2006, investments (including both available for sale and held to maturity) and restricted equity securities with amortized costs and fair values of $42,708 and $42,747, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law. At March 31, 2006 we evaluated our investment portfolio and determined all unrealized losses presented in the table below are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The following table sets forth the composition of securities available for sale at March 31, 2006. Securities available for sale are carried at approximate market value.

Available for Sale Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U. S. Treasury	$199	$—	$2	$197
U.S. Government agencies	6,489	—	168	6,321
Mortgage-backed securities	5,044	1	253	4,792
Collateralized mortgage obligations	14,077	—	588	13,489
States and political subdivisions	7,046	84	48	7,082
Corporate debt securities	200	—	4	196

Total securities available for sale	$33,055	$85	$1,063	$32,077

The following table sets forth the composition of securities held to maturity at March 31, 2006. Securities held to maturity are carried at amortized cost.

Held to Maturity Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U.S. Government agencies	$9,940	$—	$311	$9,629
Mortgage-backed securities	583	—	34	549
Collateralized mortgage obligations	2,747	—	91	2,656
States and political subdivisions	7,338	46	58	7,326

Total securities held to maturity	$20,608	$46	$494	$20,160

(4)	Allowance for Loan Losses

The following table summarizes the loan loss experience for the three-month periods ended March 31, 2006 and 2005.

Allowance for Loan Losses

(dollars in thousands)

	2006	2005
Balance at January 1	$4,124	$2,989
Provision for loan losses	587	324
Recoveries – Loans to individuals	—	—
Charged off loans:
Commercial	(2)	—
Credit Cards		—
Loans to individuals		—

Balance at March 31	$4,709	$3,313

(5)	Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following tables summarize earnings per share and the shares utilized in the computations:

	Earnings per share 3 Months Ending
	3/31/06	3/31/05
Basic	$0.17	$0.16
Diluted	$0.17	$0.16

	Weighted Average Shares Outstanding 3 Months Ending
	3/31/06	3/3105
Basic	4,079,233	4,074,630
Diluted	4,189,866	4,270,816

(6)	Comprehensive Income

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

The adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company has net unrealized gains (losses) on available for sale securities, an item of other comprehensive income (loss). For the three months ended March 31, 2006 and 2005, total comprehensive income (loss) was $(198) and $(432) respectively.

The information that follows discloses the reclassification adjustments and the income taxes related to the net unrealized gains (losses) on securities available for sale that are included in other comprehensive income (loss), net of income taxes for the three month periods ended March 31, 2006 and 2005.

	3 Months Ended (dollars in thousands)
	3/31/06	3/31/05
Net unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) during the year	$(301)	$(654)
Less reclassification adjustments for realized gains included in net income, net of tax		—
Income tax benefit (expense)	103	222

Other comprehensive income (loss), net of income taxes	$(198)	$(432)

(7)	Financial Instruments With Off-Balance Sheet Risk

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk, which involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At March 31, 2006 outstanding commitments to extend credit were $138,775 as compared to $136,371 at December 31, 2005.

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

The Bank has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. As of March 31, 2006 aggregate loans to directors, executive officers, and principal shareholders totaled $18,798. An analysis of loan activity to directors, executive officers and principal shareholders is as follows:

Loans to Related Parties

(dollars in thousands)

Balances as of January 1, 2006	$17,090
Advances	5,443
Repayments	(3,735)

Balances as of March 31, 2006	$18,798

(9)	Long-Term Federal Home Loan Bank Advances

The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $37.0 million as of March 31, 2006. There are four convertible advances in the amount of $5.0 million each, one convertible advance in the amount of $7.0 million, and one convertible advance in the amount of $10.0 million currently drawn. The Federal Home Loan Bank of Atlanta has the option to convert the $37.0 million in convertible advances on the conversion dates below, and on any quarterly interest payment date thereafter, with at least two business days notice. If called, the four $5.0 million convertible advances and the one $7.0 million convertible advance will be converted into a 3-month London Interbank Offered Rate (“LIBOR”) based adjustable rate credit (ARC) at 3-month LIBOR. The $10.0 million convertible advance may be converted into a 3-month LIBOR-based floating rate advance (ARC) at 3-month LIBOR only if 3-month LIBOR is greater than or equal to 7.0%. The following table provides more information on the outstanding advances as of March 31, 2006:

LONG-TERM FEDERAL HOME LOAN BANK ADVANCES

(dollars in thousands)

Advance Balance	Advance Date	Maturity Date	Fixed Rate	First Optional Conversion Date
$5,000	December 2, 1999	December 2, 2009	5.46%	December 4, 2000
$5,000	May 24, 2000	May 24, 2010	6.49%	May 24, 2001
$5,000	February 9, 2001	February 9, 2011	4.97%	February 9, 2005
$5,000	November 7, 2001	November 7, 2011	3.91%	November 7, 2006
$10,000	September 4, 2002	September 4, 2007	3.09%	September 4, 2004
$7,000	March 11, 2003	March 11, 2013	2.91%	March 11, 2008

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

The debenture proceeds from Trust I and Trust II are included in the Company’s Tier 1 capital for regulatory capital adequacy purposes to the extent that they do not exceed 25% of the Company’s total Tier I capital including the securities. This amount totaled $10,670 (of the $11,000 outstanding) at March 31, 2006. The remaining $330 is included in the calculation of our total risk based capital ratio as Tier 2 capital. Our obligations with respect to the issuance of Trust I and Trust II’s preferred securities and common securities constitute a full and unconditional guarantee by the Company of the Trust I and Trust II’s obligations with respect to the preferred securities and common securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on Trust I and Trust II’s preferred trust securities and common securities.

(11)	Stock Based Compensation

Beginning with our first quarter of fiscal 2006, we adopted SFAS 123R. See Note 1 for a description of our adoption of SFAS 123R. We currently use the Black-Scholes option pricing model to determine the fair value of stock options and restricted stock grants. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

The Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was approximately $39 for the three-month period ended March 31, 2006. The Company currently has 82,098 nonqualified stock options outstanding at March 31, 2005, which were fully vested as of January 1, 2006; therefore, there are no income tax implications for share-based compensation for the quarter ended March 31, 2006.

Stock Option Plans

The Company has a 2005 Key Employee Equity Award Plan (the 2005 Plan). The 2005 Plan gives the Company flexibility in tailoring equity-based compensation awards for employees from time to time to the continuing objective of aligning employee incentives with the interests of shareholders as the Company grows and develops. In addition to incentive and nonqualified stock options, the 2005 Plan permits the grant of restricted stock, stock appreciation rights and stock units to persons designated as “Key Employees”. The 2005 Plan will remain in effect for ten years, subject to the right of the Board of Directors to terminate the 2005 Plan earlier, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. The maximum aggregate number of shares of the Company’s common stock (no par value) that may be issued pursuant to awards made under the Plan may not exceed 250,000. Accordingly, 250,000 shares of authorized but unissued common stock are reserved for use in the 2005 Plan. Within the maximum limits, the Plan specifies that stock appreciation rights may not be granted with respect to more than 500 shares per recipient (2,000 shares for a new employee recipient) per year; and restricted shares and stock units, respectively, may not be granted for more than 5,000 shares per year per recipient.

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

Under the 2005 Plan, there are options for 46,400 shares granted to officers and key employees currently outstanding as of March 31, 2006. Under the 1995 Plan, there are options for 215,682 shares granted to officers and key employees currently outstanding as of March 31, 2006. All stock options (for both plans) have been granted with an exercise price equal to the stock’s fair market value at the date of the grant. Stock options under the Plan generally have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of the grant. Additionally under the 2005 Plan, there are 15,075 restricted stock grants (“RSG’s”) that have been granted to officers and key employees currently outstanding as of March 31, 2006. These RSG’s will vest 100% on January 31, 2008 (“Vesting Date”) based upon successfully meeting certain performance criteria.

As of March 31, 2006, there are 5,358 shares available for grant under the 1995 Plan and 188,525 shares available for grant under the 2005 Plan. In addition, certain other options for 182,196 shares (adjusted for stock splits), of which 82,098 are outstanding, based on meeting certain past performance criteria have been granted.

The share-based awards granted under the aforementioned Plans have similar characteristics, except that some awards have been granted in options and certain awards have been granted in restricted stock. Therefore, the following disclosures have been disaggregated for the stock option and restricted stock awards of the Plans due to their dissimilar characteristics.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the volatilities of our trading history. The expected life is based on the average life of the options of 10 years and the weighted average graded vesting period of 5 years, and forfeitures are estimated based on the Company’s history. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the three months ended March 31, 2006.

Three Months Ended March 31, 2006
Dividend yield	0.53%
Risk-free interest rate	4.25%
Volatility	23.17%
Expected life	10 years

Total stock-based compensation recognized on our consolidated statement of income for the quarter ended March 31, 2006 is as follows:

Income Statement Classification	Option Grants	Restricted Stock Grants
	(dollars in thousands)
Compensation expense	$19	$19

The following table sets forth the pro forma amounts of net income and net income per share, for the three months ended March 31, 2005, that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of SFAS 123:

3 Months Ended 03/31/05
(dollars in thousands)
Compensation cost recognized in income for all stock-based compensation awards	$—
Pro forma net income, based on SFAS No. 123	$663
Pro forma basic net income per share, based on SFAS No. 123	$0.16
Pro forma diluted net income per share, based on SFAS No. 123	$0.16

As of March 31, 2006, there was $443 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

General Stock Option Information

A summary of option activity under the stock option plans during the three month period ended March 31, 2006 is presented below:

	Options Outstanding	Weighted Average Exercise Price ($)	Weighted Average Contractual Term
Balance, 12/31/05	365,380	$6.30

Exercised	(25,200)	$4.56
Authorized	—	—
Forfeited	—	—
Granted	4,000	$13.30

Outstanding at 3/31/06	344,180	$6.51	4.53 years

Exercisable at 3/31/06	253,420	$4.73	4.53 years

The weighted-average grant-date fair value of options granted during the three month period ended March 31, 2006 was $5.37. The total intrinsic value of options exercised during the three month period ended March 31, 2006 was $219.

Cash received from option exercises under all share-based payment arrangements for the three month period ended March 31, 2006 was $115.

Information regarding the stock options outstanding at March 31, 2006 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.78 - $ 3.81	114,386	1.31 years	$3.22	114,386	$3.22
$ 4.25 - $ 5.94	132,095	4.16 years	$5.32	120,695	$5.29
$ 7.14 - $12.85	71,350	7.32 years	$11.29	14,780	$9.55
$13.00 - $14.23	26,350	8.59 years	$13.87	3,560	$14.20

Totals	344,180	4.53 years	$6.51	253,420	$4.73

The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2006 was $2,316 and $2,157, respectively.

A summary of the status of the Company’s non-vested restricted stock as of March 31, 2006, and changes during the three months then ended is presented below:

	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance, 12/31/05	14,675	$12.53

Exercised	—	—
Authorized	—	—
Forfeited	—	—
Granted	400	$13.34

Outstanding at 3/31/06	15,075	$12.56

(12)	Subsequent Events

On April 20, 2006, the Company declared its fifth consecutive semi-annual cash dividend on the Company’s stock, in the amount of $0.07 per share, payable on July 3, 2006 to shareholders of record June 1, 2006.

Item 2. Management’s Discussion and Analysis.

Management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the three months ended March 31, 2006 and 2005 is as follows. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes on the December 31, 2005 Form 10-K.

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

Overview

The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995. There are currently eight full-service branch locations, operating in various locations throughout the Cities of Roanoke and Salem, Town of Vinton, and the County of Roanoke. The Bank also has a wealth management subsidiary, Valley Wealth Management Services, Inc. which markets investment and insurance products. Net income derived for the new subsidiary is not significant at this time.

Performance Summary

The following table shows our key performance ratios for the period ended March 31, 2006 and December 31, 2005 and March 31, 2005:

Key Performance Ratios

	3 months Ended 3/31/06	12 months Ended 12/31/05	3 months Ended 3/31/05
Return on average assets	0.56%	0.79%	0.71%
Return on average equity (1)	8.87%	11.42%	9.42%
Net interest margin (2)	3.28%	3.42%	3.38%
Cost of funds	3.47%	2.76%	2.41%
Yield on earning assets	6.69%	6.13%	5.72%
Basic net earnings per share	$0.17	$0.83	$0.16
Diluted net earnings per share	$0.17	$0.80	$0.16

All percentage calculations are on an annualized basis.

(1)	The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.
(2)	Calculated on a fully taxable equivalent basis (“FTE”)

Our performance was adversely affected by two major factors during the first quarter of 2006. As shown above, we have continued to see the net interest margin under considerable pressure from the relatively flat yield curve. Additionally, one large commercially-oriented credit relationship slipped into the non-performing category as of March 31, 2006 and a special loan loss provision amounting to $325,000 was made in recognition of the workout nature of the credit.

Growth

The following table shows our key growth indicators:

Key Growth Indicators

(dollars in thousands)

	3/31/06	12/31/05	3/31/05
Investment securities	$57,281	$57,989	$68,146
Loans, net	429,451	410,253	298,479
Deposits	375,440	365,316	306,055
Total assets	$516,179	$498,949	$394,414

Annualized growth rates for assets, loans and deposits in the first quarter of 2006 were substantially less than the growth rates achieved in 2005, however, the rates of growth remained at double-digit levels. Competition for deposits has heightened significantly in the last 6 months and our ability to fund loan growth will be dependent upon our ability to grow our deposit base at a reasonable cost. Based upon current market conditions, we do anticipate that the Company’s asset, loan and deposit growth rates will show declines in 2006 when compared to 2005.

Total liabilities at March 31, 2006 were $484.8 million, up 4% from $468.2 million at December 31, 2005 with the increase primarily represented by a $10.1 million growth in deposits, a $3 million increase in short-term borrowings and a $2.6 million increase in securities sold under agreements to purchase.

Shareholders’ Equity

Total shareholders’ equity at March 31, 2006 was $31.4 million consisting of $9.1 million in net proceeds from the Company’s 1995 initial public offering, $3.2 million in net proceeds from the Company’s 2000 secondary offering, $3.8 million in net proceeds from a private stock placement in 2004, $995,000 in proceeds from the exercise of stock options, $39,000 from the expensing of restricted stock grants and incentive stock options, increased by accumulated retained earnings of $14.9 million and decreased by $646,000 of net unrealized losses on securities available for sale, net of related deferred tax liability. Total shareholders’ equity (exclusive of unrealized gains (losses) on investment securities) was $32.0 million at March 31, 2006 compared with $31.1 million at December 31, 2005, an increase of $900,000 or 3%.

Net Income

We earned net income of $700,000 for the three months ended March 31, 2006, an increase of $30,000 or 4.5% over the $670,000 reported for the same period in 2005. Net earnings were adversely affected by two major factors for the first quarter of 2006. First, we have continued to see the net interest margin under considerable pressure from the relatively flat yield curve. The net interest margin was 3.38%, down 10 basis points compared to the 3.38% reported for the same period last year. Additionally, as discussed above, one large commercially-oriented credit relationship slipped into the non-performing category as of March 31, 2006 and a special loan loss reserve provision amounting to $325,000 was made in recognition of the workout nature of the credit.

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

Net interest income was $3,797,000 for the three months ended March 31, 2006, an increase of 29% from the $2,946,000 reported for the same period in 2005.

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

The model also incorporates management’s forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to our earnings. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected. Our cumulative repricing gap for the 90-day time period has shifted from a liability sensitive position at December 31, 2004 to an asset-sensitive position as of December 31, 2005 (the most recent date for which information is currently available).

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

Derivative Financial Instruments

For asset/liability management purposes, we use interest rate swap agreements to hedge interest rate risk exposure to declining rates. Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.

Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. The Company entered into its first such derivative instrument in April 2006 when it entered into a forward-start interest rate swap agreement (“Agreement”) to convert a portion of its variable rate loans to a fixed rate (cash flow hedge). The effective period of the Agreement is April 19, 2007 through April 19, 2009.

Under SFAS 133, the effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings.

Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from assets and liabilities identified as exposing the Company to risk. Those derivative financial instruments that do not meet the hedging criteria discussed below would be classified as trading activities and would be recorded at fair value with changes in fair value recorded in income. Derivative hedge contracts must meet specific effectiveness tests ( i.e., over time the change in their fair values due to the designated hedge risk must be within 80 to 125 percent of the opposite change in the fair values of the hedged assets or liabilities). Changes in the fair value of the derivative financial instruments must be effective at offsetting changes in the fair value of the hedged items due to the designated hedge risk during the term of the hedge.

Further, if the underlying financial instrument differs from the hedged asset or liability, there must be a clear economic relationship between the two prices of the two financial instruments. If periodic assessment indicates derivatives no longer provide an effective hedge, the derivative contracts would be closed out and settled or classified as a trading activity.

In accordance with SFAS No. 133, hedges of variable-rate loans are accounted for as cash flow hedges, with changes in fair values recorded in derivative assets or liabilities and other comprehensive income. The net settlement (upon close or termination) that offsets changes in the value of the hedged asset that did not offset changes in the value of the hedged asset or liability is recognized immediately in non-interest income.

Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flow of the items being hedged.

Noninterest Income

Noninterest income is made up of several categories as shown in the following table:

Noninterest Income

(dollars in thousands)

	3 months Ended 3/31/06	3 months Ended 3/31/05	% Increase/ (Decrease)
Service charges on deposits	$213	$210	1%
Gain/(Loss) on disposal of equipment	—	—	0%
Other income	244	122	100%
Realized securities gains/losses	(1)	—	N/M

Total noninterest income	$456	$332	37%

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

Noninterest Expense

Noninterest Expense

(dollars in thousands)

	3 months Ended 3/31/06	3 months Ended 3/31/05	% Increase/ (Decrease)
Compensation	$1,485	$1,044	42%
Occupancy	157	148	6%
Equipment	135	111	22%
Data processing	152	130	17%
Advertising and marketing	84	41	105%
Audit fees	73	73	0%
Franchise and purchased tax credit expense	67	47	43%
Business manager	61	71	(14)%
Deposit expense	99	53	87%
Loan expense	55	43	28%
Computer software	83	68	46%
Other expense	270	222	22%

Total noninterest expense	$2,721	$2,051	33%

As seen in the tables above, advertising and marketing expense represents the largest percentage increase in noninterest expenses and is primarily attributable to an increase in advertising for deposits as well as advertising costs associated with Valley Wealth Management, Inc. Deposit expense is up in the first quarter of 2006 primarily due to the write-off of $30,000 related to a fraudulent check scheme. The increase in computer software expense is attributable to the amortization of new computer software programs installed and in use for regulatory purposes as well as for customer relationship management. Compensation expense has increased over the prior year due to officer merit increases effective January 1, 2006; however it does not include any year-end performance bonus accruals due to the special loan loss provision taken. Noninterest expenses are expected to continue to increase as a direct result of business growth and expansion.

Income Taxes

To reflect our anticipated federal income tax liability, an expense of $245,000 at an effective tax rate of 25.9% was recognized for the three months ended March 31, 2006, compared to an expense of $233,000 at an effective tax rate of 25.8% recognized for the three months ended March 31, 2005. Factors contributing to the difference between the effective tax rate and the statutory rate of 34% include tax-exempt interest income on municipal securities (net of disallowance) and tax-exempt income earned on bank-owned life insurance.

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

Investment securities (available for sale and held to maturity), including restricted equity securities, at March 31, 2006 were $57.3 million, a decrease of $600,000 or 1% from their level of $57.9 million on December 31, 2005. The decrease is attributable to the principal prepayments on mortgage-backed securities. See Note 3 to the Consolidated Financial Statements.

Loan Portfolio

Our total loans were $434.1 million at March 31, 2006, an increase of $19.7 million or 5% from the $414.4 million reported at December 31, 2005. Our ratio of total loans to total funding sources (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and guaranteed preferred beneficial interests in the Company’s junior subordinated debentures) stood at 90.4% at March 31, 2006 and 89.2% at December 31, 2005. Management seeks to maintain the ratio of loans to funding sources at a maximum of 85%. The Board of Directors has approved the temporary overage at March 31, 2006. Management will work diligently to bring the ratio back below the 85% level during 2006.

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

The following table summarizes the loan portfolio by category, net of deferred fees, as of the three-month periods ended March 31, 2006 and 2005 and the year ended December 31, 2005:

Loan Portfolio Summary

(dollars in thousands)

	3/31/06		12/31/05		3/31/05
	$	%	$	%	$	%
Commercial	97,128	22.4	97,904	23.6	77,364	25.6
Commercial real estate	155,661	35.8	149,647	36.1	111,490	36.9
Real estate construction	64,122	14.8	55,810	13.5	28,918	9.6
Residential real estate	108,891	25.1	103,272	24.9	75,978	25.2
Loans to individuals (except those secured by real estate)	8,358	1.9	7,744	1.9	8,044	2.7

Total loans	434,160	100.0	414,377	100.0	301,794	100.0

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

A provision for loan losses of $587,000 was provided during the three months ended March 31, 2006, an increase of $263,000 or 81% over the same period in 2005, in recognition of our estimate of inherent risks associated with lending activities. The increase is a result of the loan growth in our portfolio as well as the special loan loss provision of $325,000 attributable to one large commercially-oriented credit relationship that slipped into the non-performing category as of March 31, 2006.

The ratio of the allowance for loan losses to total loans outstanding was approximately 1.1% at March 31, 2006, which compares to approximately 1.0% of net loans at December 31, 2005 (see Note 4 to the Consolidated Financial Statements). These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions. A total of $1,420,000 in special reserves was included in the balance of the allowance for loan losses as of March 31, 2006 for impaired loans, which compares to a total of $344,000 as of December 31, 2005. The $1,420,000 in special reserves was concentrated in two large relationships within our overall loan portfolio.

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

For the quarter ended March 31, 2006, our non-performing assets to total assets ratio increased from 0.72% at December 31, 2005 to 1.69%. Additionally, our loans past due more than 90 days increased from 0.10% at December 31, 2005 to 0.25% at March 31, 2006. The increase in the non-performing asset ratio is primarily attributable to the commercially-oriented credit relationship mentioned above. All related loans, aggregating approximately $4.4 million, were placed on nonaccrual status during the first quarter. A possible resolution of this problem credit is projected to occur during the third quarter of 2006 and we believe we have reserved an amount that should be sufficient to cover any potential losses. Although we presently believe any unreserved loan balances are secured by customer assets pledged as collateral, it is obviously a situation which can change, which we are constantly monitoring. Additionally, subsequent to March 31, 2006, one non-performing credit relationship did pay out in full without loss to either principal or interest and the removal of this exposure as of March 31, 2006 would have reduced the non-performing assets to total assets ratio to approximately 1.30%. Nonperforming assets at March 31, 2006, December 31, 2005 and March 31, 2005 are presented in the following table:

Nonperforming Assets

(dollars in thousands)

	3/31/06	12/31/05	3/31/05
Nonaccrual loans	$4,618	$104	$2,473
Loans past due 90 days or more	1,081	423	5
Restructured loans	—	—	—
Other nonperforming loans (1)	3,013	3,062	—

Total nonperforming loans	$8,712	$3,589	$2,478

Foreclosed, repossessed and idled properties	—	—	—

Total nonperforming assets	$8,712	$3,589	$2,478

(1)	Other nonperforming loans include impaired loans which are not on nonaccrual status or past due 90 days or more.

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

If nonaccrual loans had performed in accordance with their original terms, additional interest income in the amount of $24,900 for the three-month period ended March 31, 2006; $1,230 for the year ended December 31, 2005; and $9,000 for the three-month period ended March 31, 2005 would have been recorded.

Additionally, the Bank’s credit risk process provides ongoing assessment of the loan portfolio’s risk profile in accordance with standard industry practices. Loan assets which do not support satisfactory risk ratings under this basis are subjected to a well-defined, ongoing management and reporting process. These “Watch-List” loan assets were as follows as of March 31, 2006, December 31, 2005, and March 31, 2005:

Watch List Credits

(dollars in thousands)

	3/31/06	12/31/05	3/31/05
Watch List Credits	$19,552	$16,334	$20,688
% of Total Loans	4.50%	3.94%	6.86%

Other Assets

We have purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s Supplemental Executive Retirement Plan (“SERP”). Bank owned life insurance was $10.2 million at March 31, 2006, an increase of $1.3 million over the $8.9 million reported as of December 31, 2005. The increase is due to the $1.1 million purchase of additional life insurance contracts on key employees and a $200,000 increase in the cash surrender value of the life insurance contracts.

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

The following table summarizes our total deposits for the three months ended March 31, 2006 and for the year ended December 31, 2005:

Deposit Summary

(dollars in thousands)

	3/31/06		12/31/05		Increase/ (Decrease)
	$	%	$	%	$	%
Time deposits	254,675	67.8	234,809	64.3	19,866	8.5
Interest bearing demand & money market	49,098	13.1	50,279	13.8	(1,181)	(2.4)
Savings	52,260	13.9	60,762	16.6	(8,502)	(14.0)

Total interest bearing deposits	356,033	94.8	345,850	94.7	10,183	2.9

Noninterest demand & official checks	19,407	5.2	19,466	5.3	(59)	0.3

Total deposits	375,440	100.0	365,316	100.0	10,124	2.8

We would prefer to have transaction accounts comprise a larger percentage of total deposits, but in order to fund our loan growth, we often have to rely on higher-cost certificates of deposit. Within the certificate of deposit category, we have marketed CDs nationally to institutional depositors, primarily banks, thrift institutions and credit unions through an Internet-based rate posting service. National market CDs at March 31, 2006 were $13.1 million, a decrease of $3.4 million from the $16.5 million reported at December 31, 2005 and represent 5.15% of total CDs and 3.49% of total deposits at March 31, 2006.

Short-Term Borrowings

Total short-term borrowings (including federal funds purchased and securities sold under agreements to repurchase) increased by $5.9 million from their level of $50.8 million at December 31, 2005 to a total of $56.7 million as of March 31, 2006. Short-term borrowings at March 31, 2006 include federal funds purchased of $17.3 million, Federal Home Loan Bank of Atlanta (“FHLB”) borrowings in the amount of $26.0 million, and a commercial sweep account program in the amount of $13.4 million.

The FHLB borrowings include a $10 million adjustable rate credit which matures on December 18, 2006 and reprices quarterly on the date of each quarterly interest payment (rate of 5.01% on March 31, 2006). The second FHLB credit matures on October 31, 2006 and reprices monthly at 1-month LIBOR + 10 basis points (rate of 4.93% on March 31, 2006). The third FHLB borrowing is an $11 million daily rate credit which matures on September 27, 2006 (rate of 5.09% on March 31, 2006). See the liquidity section for further information on the preceding borrowings.

The commercial sweep program involves balances subject to repurchase agreements which are reported as short term borrowings rather than deposits since they are not FDIC insured. The balance in the program increased by $2.6 million from its $10.8 million level at December 31, 2005. The program consists of a demand deposit account from which we invest available balances daily in securities on an overnight basis subject to repurchase. On the following business day, we repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month.

Long-Term Borrowings

Federal Home Loan Bank advances are relatively cost-effective funding sources and provide us with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Long-term convertible Federal Home Loan Bank advances totaled $37.0 million at March 31, 2006 and December 31, 2005. (See Footnote 9 of the Company’s Consolidated Financial Statements for more information on the long-term advances.)

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

The debenture proceeds from Trust I and Trust II are included in our Tier 1 capital for regulatory capital adequacy purposes to the extent that they do not exceed 25% of our total Tier I capital including the securities. This amount totaled $10,670,000 (of the $11,000,000 outstanding) at March 31, 2006. The remaining $330,000 is included in the calculation of our total risk-based capital ratio as Tier 2 capital. Our obligations with respect to the issuance of Trust I and Trust II’s preferred securities and common securities constitute a full and unconditional guarantee of Trust I and Trust II’s obligations with respect to the preferred securities and common securities. Subject to certain exceptions and limitations, we may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on Trust I and Trust II’s preferred trust securities and common securities.

Capital Adequacy

Our financial position at March 31, 2006 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. Capital ratios are in line with required regulatory minimums for a well-capitalized institution. We review the adequacy of our capital on an ongoing basis. We seek to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.

For the periods indicated, we had the following risk-based capital and leverage ratios:

Capital Ratios

Ratio	3/31/06	12/31/05	3/31/05
Tier 1	9.5%	9.7%	10.2%
Total	10.6%	10.8%	11.2%
Leverage	8.3%	8.8%	8.6%

Total shareholder’s equity grew by $655,000 from December 31, 2005 to March 31, 2006. Earnings, proceeds from the exercise of incentive stock options, and the changes in unrealized gains and losses for securities available for sale accounted for the net increase. The Company paid its fourth consecutive semi-annual cash dividend on the Company’s common stock, in the amount of $.07 per share on January 3, 2006 to shareholders of record December 15, 2005.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and non-pledged securities available-for-sale, at March 31, 2006 totaled $15.7 million. Our funding sources consist of an established federal funds lines with a regional correspondent bank totaling $12 million that had a $12 million balance as of March 31, 2006, three established federal funds lines with third party banks totaling $21 million that had outstanding balances totaling $7.4 million as of March 31, 2006, and an established line with the FHLB that had $63 million outstanding under a total line of $113.3 million as of March 31, 2006. We believe these arrangements will be renewed at maturity.

We sell excess funds as overnight federal funds sold to provide an immediate source of liquidity. We had federal funds sold of $0 at March 31, 2006 and December 31, 2005.

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

Recent and Future Accounting Considerations

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In December 2005, the FASB issued FSP SOP 94-6-1, “Terms of Loan Products that May Give Rise to a Concentration of Credit Risk.” The disclosure guidance in this FSP is effective for interim and annual periods ending after December 19, 2005. The FSP states that the terms of certain loan products may increase a reporting entity’s exposure to credit risk and thereby may result in a concentration of credit risk as that term is used in SFAS No. 107, either as an individual product type or as a group of products with similar features. SFAS No. 107 requires disclosures about each significant concentration, including “information about the (shared) activity, region, or economic characteristic that identifies the concentration.” The FSP suggests possible shared characteristics on which significant concentrations may be determined which include, but are not limited to (1) loans that subject borrowers to significant payment increases, (2) loans with terms that permit negative amortization, and (3) loans with high loan-to-value ratios. This FSP requires entities to provide the disclosures required by SFAS No. 107 for loan products that are determined to represent a concentration of credit risk in accordance with the guidance of this FSP for all periods presented. The Bank adopted this disclosure standard effective December 31, 2005.

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

We attempt to ensure that adequate funds are available at all times to meet the needs of our customers. On the asset side of the balance sheet, maturing investments, loan payments, maturing loans, federal funds sold, and unpledged investment securities are principal sources of liquidity. On the liability side of the balance sheet, liquidity sources include core deposits, the ability to increase large denomination certificates of deposit, federal fund lines from correspondent banks, borrowings from the FHLB and the Federal Reserve Bank, as well as the ability to generate funds through the issuance of long-term debt and equity.

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

Item 5. Other Information.

None.

Item 6. Index to Exhibits

(a)	We filed the following exhibits for the quarter ended March 31, 2006:

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.3	Bylaws as amended July 19, 2003 (incorporated herein by reference to Exhibit 3.3 of Form 10-KSB filed March 30, 2005, File No. 000-28342).

10.2*	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.3*	Severance Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.4*	Stock Option Agreement dated January 29, 2001 by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.5*	Stock Option Agreement dated January 10, 2002, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.5 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.6*	Stock Option Agreement dated July 5, 2005, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.6 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.7*	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.7 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.8*	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

10.9*	Valley Bank Supplemental Retirement Plan effective January 1, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

10.10*	Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.15 of Form 10-QSB filed November 14, 2002, File No. 33-77568).

10.11	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.16 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

10.12*	Stock Option Agreement dated February 9, 1998, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.12 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.13	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and J. Randy Woodson (incorporated herein by reference to Exhibit 10.18 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

10.14*	Stock Option Agreement dated January 21, 1999, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.14 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.15*	Stock Option Agreement dated December 16, 1999, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.15 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.16*	Stock Option Agreement dated January 29, 2001, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.16 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.17*	Stock Option Agreement dated January 10, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.17 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.18*	Stock Option Agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.18 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.19	Insurance Transfer Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.20 of Form 10-KSB filed March 30, 2004, File No. 000-28342).

10.20*	Stock Option Agreement dated July 5, 2005, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.20 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.21*	Restricted Stock Agreement dated July 5, 2005, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.21 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.22*	Stock Option Agreement dated November 11, 2004, by and between the Company and John T. McCaleb (incorporated herein by reference to Exhibit No. 10.22 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.23*	Restricted Stock Agreement dated July 5, 2005, by and between the Company and John T. McCaleb (incorporated herein by reference to Exhibit No. 10.23 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.24*	Stock Option Agreement dated November 11, 2004, by and between the Company and Andrew B. Agee (incorporated herein by reference to Exhibit No. 10.24 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.25*	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Andrew Agee (incorporated herein by reference to Exhibit No. 10.25 of Form 10-K filed March 28, 2006, File No. 33-77568).

11	Statement re Computation of Earnings per Share (filed herewith as Note 5).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-Q pursuant to Item 13(a).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

May 9, 2006	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief Executive Officer

May 9, 2006	/s/ Kimberly B. Snyder
Date	Kimberly B. Snyder, Senior Vice President and
Chief Financial Officer