Form 10-Q
period 2006-06-30
VALLEY FINANCIAL CORP /VA/
filed 2006-08-14
CIK 921590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

At August 14, 2006, 4,108,493 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION

FORM 10-Q

June 30, 2006

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited) 6/30/06	(Audited) 12/31/05
Assets
Cash and due from banks	$9,956	$9,746
Interest-bearing deposits in banks	123	336
Securities available-for-sale	35,200	33,206
Securities held-to-maturity (approximate market values of $19,745 at June 30, 2006 and $20,524 at December 31, 2005)	20,443	20,796
Restricted equity securities	5,046	3,987
Loans, net of allowance for loan losses of $4,832 at June 30, 2006 and $4,124 at December 31, 2005	444,507	410,253
Premises and equipment, net	6,976	6,590
Bank owned life insurance	10,894	8,950
Accrued interest receivable	2,433	2,073
Other assets	3,672	3,012

Total assets	$539,250	$498,949

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest- bearing deposits	$22,475	$19,466
Interest-bearing deposits	372,235	345,850

Total deposits	394,710	365,316

Federal funds purchased and securities sold under agreements to repurchase	23,698	27,829
Short-term borrowings	15,000	23,000
Long-term borrowings	58,000	37,000
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	11,341	11,341
Accrued interest payable	3,033	2,129
Other liabilities	1,724	1,619

Total liabilities	507,506	468,234

Commitments and other contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value. Authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 4,108,493 at June 30,2006, and 4,076,993 at December 31, 2005, respectively	17,193	16,981
Retained earnings	15,633	14,181
Accumulated other comprehensive income (loss)	(1,082)	(447)

Total shareholders’ equity	31,744	30,715

Total liabilities and shareholders’ equity	$539,250	$498,949

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share data)

	3 Months Ended		6 Months Ended
	6/30/06	6/30/05	6/30/06	6/30/05
Interest Income:
Interest and fees on loans	$7,779	$5,002	$14,983	$9,281
Interest on securities - taxable	518	540	1,002	1,124
Interest on securities - nontaxable	137	150	275	309
Interest on deposits in banks	2	37	7	59

Total interest income	8,436	5,729	16,267	10,773

Interest Expense:
Interest on deposits	3,270	1,840	6,193	3,338
Interest on short-term borrowings	333	113	632	225
Interest on long-term borrowings	402	392	790	781
Interest on guaranteed preferred beneficial interests in the
Company’s junior subordinated debentures	196	63	379	120
Interest on federal funds purchased and securities sold				42
under agreements to repurchase	304	60	545	102

Total interest expense	4,505	2,468	8,539	4,566

Net interest income	3,931	3,261	7,728	6,207

Provision for loan losses	119	401	706	725

Net interest income after provision for loan losses	3,812	2,860	7,022	5,482

Noninterest Income:
Service charges on deposit accounts	234	235	447	445
Realized gains (losses) on sale of securities	—	52	(1)	53
Income earned on bank owned life insurance	129	76	244	152
Other income on real estate loans	29	30	58	46
Other income	134	47	234	76

Total noninterest income	526	440	982	772

Noninterest Expense:
Compensation expense	1,531	1,169	3,016	2,213
Occupancy expense	170	148	327	296
Equipment expense	129	112	264	224
Data processing expense	155	145	307	275
Advertising and marketing expense	71	60	155	124
Audit fees	73	78	146	151
Franchise and purchased tax credit expense	67	46	134	93
Business manager	67	69	128	140
Deposit expense	62	49	161	102
Loan expenses	56	64	111	107
Computer software	105	69	188	137
Other expense	366	302	636	500

Total noninterest expense	2,852	2,311	5,573	4,362

Income before income taxes	1,486	989	2,431	1,892

Income tax expense	446	267	691	500

Net income	$1,040	$722	$1,740	$1,392

Earnings per share
Basic earnings per share	$0.25	$0.18	$0.43	$0.34

Diluted earnings per share	$0.25	$0.17	$0.41	$0.33

Weighted average shares	4,107,593	4,074,630	4,093,413	4,074,630

Diluted average shares	4,216,423	4,261,471	4,199,448	4,266,276

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except share and per share data)

	6 Months Ended
	6/30/06	6/30/05
Cash flows from operating activities
Net income	$1,740	$1,392
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	706	725
Depreciation and amortization	369	336
Stock option expense	80	—
Deferred income tax	(449)	—
Net (gains)/ losses on sale of securities	1	(53)
Amortization (accretion) of bond premiums/discounts	88	101
Increase in interest receivable	(360)	(264)
Increase in other assets	(234)	(338)
Increase in value of life insurance contracts	(244)	(152)
Increase (decrease) in accrued interest payable	904	257
Increase (decrease) in other liabilities	(67)	(178)

Net cash provided by operating activities	2,534	1,826

Cash flows from investing activities
(Increase) decrease in interest- bearing deposits in banks	213	(3,248)
Purchases of premises and equipment	(733)	(702)
Purchases of securities available-for-sale	(5,694)	(216)
Purchases of securities held-to-maturity	—	(215)
Purchases of restricted equity securities	(1,284)	(216)
Proceeds from sales/calls/paydowns/maturities of securities available-for-sale	3,191	10,155
Proceeds from paydowns on securities held-to-maturity	308	562
Principal repayments of restricted equity securities	225	315
Purchase of bank owned life insurance	(1,700)	—
Increase in loans, net	(34,960)	(54,886)

Net cash used in investing activities	(40,434)	(48,451)

Cash flows from financing activities
Increase in noninterest-bearing deposits	3,009	6,816
Increase in interest-bearing deposits	26,385	47,260
(Decrease) in short-term borrowings	(8,000)	(5,000)
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(4,131)	850
Increase in long-term borrowings	21,000	—
Cash dividends paid	(285)	(244)
Proceeds from issuance of common stock	132	—

Net cash provided by financing activities	38,110	49,682

Net Increase (decrease) in cash and due from banks	210	3,057

Cash and due from banks at beginning of year	9,746	7,119

Cash and due from banks at end of year	$9,956	$10,176

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,635	$4,309

Cash paid during the period for taxes	$948	$793

Noncash financing and investing activities:
Transfer of loans to foreclosed property	$—	$1,142

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2006 (Unaudited)

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

(2) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. To comply with Federal Reserve regulations, the Bank is required to maintain certain average reserve balances. The daily cash reserve requirement for the two weeks including June 30, 2006 was $161, less cash on hand in the amount of $1,097, or a net of $0.

As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of June 30, 2006 was $250.

(3) Securities

The carrying values, unrealized gains, unrealized losses and approximate fair values of available-for-sale and held-to-maturity investment securities at June 30, 2006 are shown in the tables below. As of June 30, 2006, investments (including both available for sale and held to maturity) and restricted equity securities with amortized costs and fair values of $49,166 and $48,474, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law. At June 30, 2006 we evaluated our investment portfolio and determined all unrealized losses presented in the table below are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The following table sets forth the composition of securities available for sale at June 30, 2006. Securities available for sale are carried at approximate market value.

Available for Sale Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U. S. Treasury	$199	$—	$3	$196
U.S. Government agencies	11,440	—	331	11,109
Mortgage-backed securities	4,863	—	313	4,550
Collateralized mortgage obligations	13,466	—	690	12,776
States and political subdivisions	6,416	45	88	6,373
Corporate debt securities	200	—	4	196

Total securities available for sale	$36,584	$45	$1,429	$35,200

The following table sets forth the composition of securities held to maturity at June 30, 2006. Securities held to maturity are carried at amortized cost.

Held to Maturity Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U.S. Government agencies	$9,942	$—	$422	$9,520
Mortgage-backed securities	2,612	—	128	2,484
Collateralized mortgage obligations	571	—	48	523
States and political subdivisions	7,318	14	114	7,218

Total securities held to maturity	$20,443	$14	$712	$19,745

(4) Allowance for Loan Losses

The following table summarizes the loan loss experience for the six-month periods ended June 30, 2006 and 2005.

Allowance for Loan Losses

(dollars in thousands)

	2006	2005
Balance at January 1	$4,124	$2,989
Provision for loan losses	706	725
Recoveries:
Commercial	4	—
Loans to individuals	—	2
Charged off loans:
Commercial	(2)	—
Credit Cards		(5)
Loans to individuals		—

Balance at June 30	$4,832	$3,711

(5) Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following tables summarize earnings per share and the shares utilized in the computations:

	Earnings Per Share
	6 Months Ending		3 Months Ending
	6/30//06	6/30/05	6/30//06	6/30/05
Basic	$0.43	$0.34	$0.25	$0.18
Diluted	$0.41	$0.33	$0.25	$0.17

	Weighted Average Shares Outstanding
	6 Months Ending		3 Months Ending
	6/30//06	6/30/05	6/30//06	6/30/05
Basic	4,093,413	4,074,630	4,107,593	4,074,630
Diluted	4,199,448	4,266,276	4,216,423	4,261,471

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

The adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company has net unrealized gains (losses) on available for sale securities, an item of other comprehensive income (loss). For the six months ended June 30, 2006 and 2005, total comprehensive income (loss) was $1,106 and $1,343 respectively.

The information that follows discloses the reclassification adjustments and the income taxes related to the net unrealized gains (losses) on securities available-for-sale and net unrealized gains (losses) on derivatives not held for trading that are included in other comprehensive income (loss), net of income taxes for the six and three month periods ended June 30, 2006 and 2005.

	6 Months Ended (dollars in thousands)		3 Months Ended (dollars in thousands)
	6/30/06	6/30/05	6/30/06	6/30/05
Net unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) during the year	$(707)	$(22)	$(406)	$580
Less reclassification adjustments for realized gains included in net income, net of tax	—	(34)	—	(1)
Net unrealized gains (losses) on derivatives not held for trading	(256)	—	(256)	—
Income tax benefit (expense)	328	7	225	(197)

Other comprehensive income (loss), net of income taxes	$(635)	$(49)	$(437)	$382

(7) Financial Instruments With Off-Balance Sheet Risk

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk, which involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At June 30, 2006 outstanding commitments to extend credit were $148,403 as compared to $136,371 at December 31, 2005.

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

(8) Related Party Transactions

The Bank has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. As of June 30, 2006 aggregate loans to directors, executive officers, and principal shareholders totaled $17,483. An analysis of loan activity to directors, executive officers and principal shareholders is as follows:

Loans to Related Parties

(dollars in thousands)

Balances as of January 1, 2005	$10,449
Addition of new director/officer(s)	3,209
Advances	14,091
Repayments	(10,659)

Balances as of December 31, 2005	$17,090

Addition of new director/officer(s)	14
Advances	8,079
Repayments	(7,700)

Balances as of June 30, 2006	$17,483

(9) Long-Term Federal Home Loan Bank Advances

The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $58.0 million as of June 30, 2006. There are four convertible advances in the amount of $5.0 million each, one convertible advance in the amount of $7.0 million, and one convertible advance in the amount of $10.0 million currently drawn. The Federal Home Loan Bank of Atlanta has the option to convert the $37.0 million in convertible advances on the conversion dates below, and on any quarterly interest payment date thereafter, with at least two business days notice. If called, the four $5.0 million convertible advances and the one $7.0 million convertible advance will be converted into a 3-month London Interbank Offered Rate (“LIBOR”) based adjustable rate credit (ARC) at 3-month LIBOR. The $10.0 million convertible advance may be converted into a 3-month LIBOR-based floating rate advance (ARC) at 3-month LIBOR only if 3-month LIBOR is greater than or equal to 7.0%.

During the second quarter of 2006, the Bank entered into two new structured advances with the Federal Home Loan Bank of Atlanta. The first advance is a variable rate advance in the amount of $8.0 million, the proceeds of which were used to offset overnight borrowings. It is priced at the Prime Rate minus 2.855% per annum. It has a 2-year maturity date. The second advance is convertible advance in the amount of $13.0 million at 3-month LIBOR minus 0.50% per annum. The advance may be called on the two-year anniversary date by the issuer. If it is not called, it will automatically convert to a fixed rate of 5.03% for the remaining eight year maturity. The proceeds of these advances were used to pay off the $11 million short-term daily rate credit and to offset overnight borrowings.

The following table provides more information on the outstanding advances as of June 30, 2006:

LONG-TERM FEDERAL HOME LOAN BANK ADVANCES

(dollars in thousands)

Advance Balance	Advance Date	Maturity Date	Current Rate	First Optional Conversion Date
$5,000	December 2, 1999	December 2, 2009	5.46%	December 4, 2000
$5,000	May 24, 2000	May 24, 2010	6.49%	May 24, 2001
$5,000	February 9, 2001	February 9, 2011	4.97%	February 9, 2005
$5,000	November 7, 2001	November 7, 2011	3.91%	November 7, 2006
$10,000	September 4, 2002	September 4, 2007	3.09%	September 4, 2004
$7,000	March 11, 2003	March 11, 2013	2.91%	March 11, 2008
$8,000	June 27, 2006	June 27, 2008	5.395%	None
$13,000	June 29, 2006	June 29, 2016	4.85%	June 29, 2008

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

The debenture proceeds from Trust I and Trust II are included in the Company’s Tier 1 capital for regulatory capital adequacy purposes to the extent that they do not exceed 25% of the Company’s total Tier I capital including the securities. This amount totaled $10,944 (of the $11,000 outstanding) at June 30, 2006. The remaining $56 is included in the calculation of our total risk based capital ratio as Tier 2 capital. Our obligations with respect to the issuance of Trust I and Trust II’s preferred securities and common securities constitute a full and unconditional guarantee by the Company of the Trust I and Trust II’s obligations with respect to the preferred securities and common securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on Trust I and Trust II’s preferred trust securities and common securities.

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

The Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was approximately $80 for the six-month period ended June 30, 2006. The Company currently has 82,098 nonqualified stock options outstanding at June 30, 2006, which were fully vested as of January 1, 2006; therefore, there are no income tax implications for share-based compensation for the six-month period ended June 30, 2006.

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

Under the 2005 Plan, there are options for 46,400 shares granted to officers and key employees currently outstanding as of June 30, 2006. Under the 1995 Plan, there are options for 209,382 shares granted to officers and key employees currently outstanding as of June 30, 2006. All stock options (for both plans) have been granted with an exercise price equal to the stock’s fair market value at the date of the grant. Stock options under the Plan generally have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of the grant. Additionally under the 2005 Plan, there are 15,075 restricted stock grants

(“RSG’s”) that have been granted to officers and key employees currently outstanding as of June 30, 2006. These RSG’s will vest 100% on January 31, 2008 (“Vesting Date”) based upon successfully meeting certain performance criteria.

As of June 30, 2006, there are 5,358 shares available for grant under the 1995 Plan and 188,525 shares available for grant under the 2005 Plan. In addition, certain other options for 182,196 shares (adjusted for stock splits), of which 82,098 are outstanding, based on meeting certain past performance criteria have been granted.

The share-based awards granted under the aforementioned Plans have similar characteristics, except that some awards have been granted in options and certain awards have been granted in restricted stock. Therefore, the following disclosures have been disaggregated for the stock option and restricted stock awards of the Plans due to their dissimilar characteristics.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the volatilities of our trading history. The expected life is based on the average life of the options of 10 years and the weighted average vesting period of 5 years, and forfeitures are estimated based on the Company’s history. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the six months ended June 30, 2006.

Six Months Ended June 30, 2006
Dividend yield	0.03%
Risk-free interest rate	4.45%
Volatility	20.71%
Expected life	10 years

The fair value of each restricted stock grant is equal to the stock price on the date of grant and assumes the performance goals will be achieved. Total compensation cost is recognized on a pro-rata basis over the remaining vesting period, through July 31, 2008. If such performance goals are not met, any previously recognized compensation cost will be reversed.

Total stock-based compensation recognized as compensation expense on our consolidated statement of income is as follows:

	3 Months Ended June 30, 2006	6 Months Ended June 30, 2006
Option Grants	$22	$41
Restricted Stock Grants	$20	$39

Total Compensation Expense	$42	$80

At June 30, 2005, we accounted for our stock-based compensation using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We were not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, but complied with the disclosure requirements set forth in SFAS No. 148, which included disclosing pro forma net income as if the fair value based method of accounting had been applied. This information for the six and three month periods ended June 30, 2005 is as follows:

	6 Months Ended	3 Months Ended
	6/30/05	6/30/05
Net income	$1,392	$722

Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits	$13	$6

Pro forma net income	$1,379	$716

Earnings per share
Basic, reported	$0.34	$0.18
Basic, pro forma	$0.34	$0.18
Diluted, reported	$0.33	$0.17
Diluted, pro forma	$0.32	$0.17

As of June 30, 2006, there was $396 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees. A maturity schedule of the unrecognized compensation cost as of June 30, 2006 is as follows:

	Remaining 2006	2007	2008	2009	2010	2011	Total
Compensation Cost	$78	$154	$70	$63	$30	$1	$396

Total unrecognized compensation cost will be adjusted for future grants and future changes in estimated forfeitures.

General Stock Option Information

A summary of option activity under the stock option plans during the six month period ended June 30, 2006 is presented below:

	Options Outstanding	Weighted Average Exercise Price ($)	Weighted Average Contractual Term
Balance, 12/31/05	365,380	$6.30

Exercised	(31,500)	$4.20
Authorized	—	—
Forfeited	—	—
Granted	4,000	$13.30

Outstanding at 6/30/06	337,880	$6.58	4.36 years

Exercisable at 6/30/06	247,120	$4.78	2.94 years

There were no options granted during the three month period ended June 30, 2006. The total intrinsic value of options exercised during the six month period ended June 30, 2006 was $287. The total intrinsic value of options exercised during the three month period ended June 30, 2006 was $68.

Cash received from option exercises under all share-based payment arrangements for the three-month period ended June 30, 2006 was $18. Cash received from option exercises under all share-based payment arrangements for the six-month period ended June 30, 2006 was $132.

Information regarding the stock options outstanding at June 30, 2006 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.18 - $3.81	108,085	1.12 years	$3.24	108,085	$3.24
$4.25 - $5.94	132,095	3.91 years	$5.32	120,695	$5.29
$7.14 - $12.85	71,350	7.07 years	$11.29	14,780	$9.55
$13.00 - $14.23	26,350	8.34 years	$13.87	3,560	$14.20

Totals	337,880	4.36 years	$6.58	247,120	$4.78

The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2006 was $2,311 and $2,135, respectively.

A summary of the status of the Company’s non-vested restricted stock as of June 30, 2006, and changes during the six months then ended is presented below:

	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance, 12/31/05	14,675	$12.53

Authorized	—	—
Forfeited	—	—
Granted	400	$13.34

Outstanding at 6/30/06	15,075	$12.56

(12) Other Items

On April 20, 2006, the Company declared its fifth consecutive semi-annual cash dividend on the Company’s stock, in the amount of $0.07 per share, payable on July 3, 2006 to shareholders of record June 1, 2006.

Item 2. Management’s Discussion and Analysis.

Management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the six months ended June 30, 2006 and 2005 is as follows. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes on the December 31, 2005 Form 10-K.

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

Our internal loan and credit process review program is intended to reduce and control the risks associated with the lending process on an ongoing basis. It includes monitoring the lending activities of all bank personnel and an assessment of the effectiveness, with respect to underwriting and processing new loans, preventing insider abuse, minimizing lender liability risk exposure and ensuring timely follow-up and corrective action for loans showing signs of deterioration in quality. Bank regulators also periodically review the loan portfolio and other assets to assess their quality, and we employ independent, third party loan reviewers (semi-annually) to complement our internal review as well. This evaluation is inherently subjective because it requires estimates that may be significantly revised as more information becomes available. We believe the allowance for loan losses is appropriate to provide for expected losses in the loan portfolio, but there are no assurances that it will be.

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

Performance Summary

The following table shows our key performance ratios for the period ended June 30, 2006 and December 31, 2005 and June 30, 2005:

Key Performance Ratios

	6 months Ended 6/30/06	12 months Ended 12/31/05	6 months Ended 6/30/05
Return on average assets	0.68%	0.79%	0.70%
Return on average equity (1)	10.85%	11.42%	9.64%
Net interest margin (2)	3.26%	3.42%	3.40%
Cost of funds	3.59%	2.76%	2.51%
Yield on earning assets	6.79%	6.13%	5.83%
Basic net earnings per share	$0.43	$0.83	$0.34
Diluted net earnings per share	$0.41	$0.80	$0.33

All percentage calculations are on an annualized basis.

(1)	The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.
(2)	Calculated on a fully taxable equivalent basis (“FTE”)

Our performance was adversely affected by two major factors during the first half of 2006. As shown above, we have continued to see the net interest margin under considerable pressure from the increasing interest rate environment and the relatively flat yield curve. As such, our cost of funds has increased by 83 basis points during the first six months compared with an increase of only 66 basis points in our yield on earning assets. Additionally, one large commercially-oriented credit relationship slipped into the non-performing category during the first quarter of 2006 and a special loan loss provision amounting to $325,000 was made in recognition of the workout nature of the credit. Our overall performance for 2006 is largely dependent upon the resolution of this credit and our ability to contain funding costs. Our return on average assets for the three months ended June 30, 2006 did improve to 0.80% from 0.56% in the first quarter of 2006 and our return on average equity improved to 12.77% for the three months ended June 30, 2006 as compared to 8.87% during the first quarter.

Growth

The following table shows our key growth indicators:

Key Growth Indicators

(dollars in thousands)

	6/30/06	12/31/05	6/30/05
Investment securities	$60,689	$57,989	$60,993
Loans, net	444,507	410,253	332,804
Deposits	394,710	365,316	333,409
Total assets	$539,250	$498,949	$425,083

We have intentionally slowed the growth of the Bank as compared to 2005. Annualized growth rates for assets, loans and deposits in the first half of 2006 were substantially less than the growth rates achieved in 2005. However, the rates of growth remained at double-digit levels on an annualized basis. Competition for deposits has heightened significantly in the last 6 to 9 months and our ability to fund loan growth will be dependent upon our ability to grow our deposit base at a reasonable cost. During the second quarter of 2006, we were successful in reducing our overall reliance on certificates of deposits by raising $24.7 million of new deposits in our new money market product, which is tied to the WSJ Prime rate. Based upon current market conditions, we do anticipate that the Company’s asset, loan and deposit growth rates will show declines in 2006 when compared to 2005.

Total liabilities at June 30, 2006 were $507.5 million, up 8% from $468.2 million at December 31, 2005 with the increase primarily represented by a $29.4 million growth in deposits, a $13 million increase in Federal Home Bank of Atlanta borrowings, a $4.2 million increase in securities sold under agreements to purchase, and an $8.4 million decrease in federal funds purchased.

Shareholders’ Equity

Total shareholders’ equity at June 30, 2006 was $31.7 million consisting of $9.1 million in net proceeds from the Company’s 1995 initial public offering, $3.2 million in net proceeds from the Company’s 2000 secondary offering, $3.8 million in net proceeds from a private stock placement in 2004, $1,012,000 in proceeds from the exercise of stock options, $80,000 from the expensing of restricted stock grants and incentive stock options, increased by accumulated retained earnings of $15.6 million and decreased by $913,000 of net unrealized losses on securities available for sale and $169,000 of net unrealized losses on derivatives not held for trading, net of related deferred tax liability. Total shareholders’ equity (exclusive of unrealized gains (losses) on investment securities and derivatives) was $32.8 million at June 30, 2006 compared with $31.1 million at December 31, 2005, an increase of $1.7 million or 5%.

Net Income

We earned net income of $1,740,000 for the six months ended June 30, 2006, an increase of $348,000 or 25% over the $1,392,000 reported for the same period in 2005. We earned net income of $1,040,000 for the three month period ended June 30, 2006, an increase of $318,000 or 44% over the $722,000 reported for the same period in 2005. The increase in net earnings for both periods is largely attributable to the substantial volume of loan growth during 2005 and the elimination of the year-end performance bonus accruals for the current year. Despite the increases over prior year earnings, earnings were adversely affected by two major factors during the first half of 2006. As discussed above, we have continued to see the net interest margin under considerable pressure from the relatively flat yield curve. Additionally, one large commercially-oriented credit relationship slipped into the non-performing category during the first quarter of 2006, and a special loan loss reserve provision amounting to $325,000 was made in recognition of the workout nature of the credit. Our overall performance for 2006 is largely dependent upon the resolution of this credit as well as our ability to contain funding costs.

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

Net interest income was $7,728,000 for the six months ended June 30, 2006, an increase of 25% from the $6,207,000 reported for the same period in 2005. Net interest income was $3,931,000 for the three months ended June 30, 2006, an increase of 21% from the $3,261,000 reported for the same period in 2005. Our net interest margin was 3.26% for the six months ended June 30, 2006, down 14 basis points compared to the 3.40% reported for the same period last year. This decrease is primarily attributable to the relatively flat yield curve which is causing our cost of funds to rise at a greater pace than our yield on earning assets.

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

The model also incorporates management’s forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to our earnings. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected. Our cumulative repricing gap for the 90-day time period indicates an asset-sensitive position as of March 31, 2006 (the most recent date for which information is currently available).

We also estimate interest sensitivity by calculating the net present value of the balance sheet’s cash flows or the residual value of future cash flows ultimately due to shareholders. This calculation is known as Economic Value of Equity or “EVE” and is generally considered a better measure of long-term interest sensitivity than is IRS. Our objective is for the result to change 25% or less in an immediate 300 basis point interest rate shock scenario; 20% or less in an immediate 200 basis point interest rate shock scenario; and 15% or less in an immediate 100 basis point interest rate shock scenario.

Derivative Financial Instruments

For asset/liability management purposes, we may use interest rate swap agreements to hedge interest rate risk exposure to declining rates. Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.

Interest rate swaps are contracts in which a series of cash flows from interest are exchanged over a prescribed period, based upon a notional amount. The notional amount on which the interest payments are based is not exchanged. The Company entered into its first such derivative instrument in April 2006 when it entered into a forward-start interest rate swap agreement (“Agreement”) to convert a portion of its variable rate loans to a fixed rate (cash flow hedge). We entered into this agreement to protect the Bank from interest rate exposure during a period of declining rates. The effective period of the Agreement is April 19, 2007 through April 19, 2009.

Under SFAS 133, the “effective” portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which cash flows are exchanged. The “ineffective” portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings. As of June 30, 2006, the mark-to-market adjustment, net of taxes, included in other comprehensive income for this Agreement was ($169,000).

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

In accordance with SFAS No. 133, hedges of variable-rate loans are accounted for as cash flow hedges, with changes in fair values recorded in derivative assets or liabilities and other comprehensive income. The net settlement (upon close or termination) that offsets changes in the value of the hedged asset or liability is recognized immediately in non-interest income.

Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flow of the items being hedged.

Noninterest Income

Noninterest income for the three months ended June 30, 2006 and 2005 is shown in the following table:

Noninterest Income

(dollars in thousands)

	3 months Ended 6/30/06	3 months Ended 6/30/05	% Increase/ (Decrease)
Service charges on deposits	$234	$235	0%
Other income	292	153	92%
Realized securities gains/losses	—	52	(100)%

Total noninterest income	$526	$440	20%

Noninterest income for the six months ended June 30, 2006 and 2005 is as follows:

Noninterest Income

(dollars in thousands)

	6 months Ended 6/30/06	6 months Ended 6/30/05	% Increase/ (Decrease)
Service charges on deposits	$447	$445	0%
Other income	536	274	96%
Realized securities gains/losses	(1)	53	(101)%

Total noninterest income	$982	$772	27%

For both periods above, the increase in other income is primarily attributable to income earned on bank owned life insurance, increase in income earned on letter of credit fees, and the gross income earned from our investment subsidiary, Valley Wealth Management Services, Inc. Expenses for Valley Wealth Management Services, Inc. are included in other expenses in the noninterest expense category. Net income for the subsidiary is not significant at this time.

Service charges on deposit accounts consist of a variety of charges imposed on demand deposits, interest-bearing deposits and savings deposit accounts. These include, but are not limited to, the following:

•	Demand deposit monthly activity fees

•	Service charges for checks for which there are non-sufficient funds or overdraft charges

•	ATM transaction fees

•	Debit card transaction fees

The principal factors that may affect current or future income for service charges on deposit accounts are:

•	Internally generated growth

•	Acquisitions of other banks/branches or de novo branches

•	Adjustments to service charge structures

Other fee income consists of several categories, primarily the following:

•	Income earned on insurance policies owned by the bank on key executives

•	Fees for the issuance of official checks

•	Fees for wire transfers

•	Safe deposit box rent

•	Income from the sale of customer checks

•	Income on real estate loans

•	Extension fees, insurance premiums, and letter of credit fees

•	Income earned from Valley Wealth Management, Inc.

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

Noninterest Expense

Noninterest expense for the three month period ended June 30, 2006 and 2005 is shown in the following table:

Noninterest Expense

(dollars in thousands)

	3 months Ended 6/30/06	3 months Ended 6/30/05	% Increase/ (Decrease)
Compensation	$1,531	1,169	31%
Occupancy	170	149	14%
Equipment	129	112	15%
Data processing	155	145	7%
Advertising and marketing	71	80	(11)%
Audit fees	73	78	(6)%
Franchise and purchased tax credit expense	67	47	43%
Business manager	67	70	(4)%
Deposit expense	62	50	24%
Loan expense	56	64	(13)%
Computer software	105	69	52%
Other expense	366	278	32%

Total noninterest expense	$2,852	2,311	23%

Noninterest expense for the six months ended June 30, 2006 and 2005 is as follows:

Noninterest Expense

(dollars in thousands)

	6 months Ended 6/30/06	6 months Ended 6/30/05	% Increase/ (Decrease)
Compensation	$3,016	$2,213	36%
Occupancy	327	296	11%
Equipment	264	224	18%
Data processing	307	275	12%
Advertising and marketing	155	124	25%
Audit fees	146	151	(3)%
Franchise and purchased tax credit expense	134	93	44%
Business manager	128	140	(9)%
Deposit expense	161	102	58%
Loan expense	111	107	4%
Computer software	188	137	37%
Other expense	636	500	27%

Total noninterest expense	$5,573	$4,362	28%

Compensation expense has increased over the prior year due to officer merit increases effective January 1, 2006; however, it does not include any year-end performance bonus accruals for either period due to the special loan loss provision taken. Occupancy and equipment expense increases are primarily attributable to the new occupancy (and related equipment purchases) of the 6th and 7th floors of our main headquarters. Additionally, we have upgraded a number of our computer servers. Advertising and marketing expense increase is primarily attributable to an increase in advertising for deposits as well as advertising costs associated with Valley Wealth Management, Inc. The large increase in franchise and purchased tax credit expense is a direct result of the significant deposit growth the Bank has experienced. Deposit expense is up due to the write-off of $30,000 related to a fraudulent check scheme as well as an increase in our courier expenses and other miscellaneous charges. The increase in computer software expense is attributable to the amortization of new computer software programs installed and in use for regulatory purposes as well as for customer relationship management. Noninterest expenses are expected to continue to increase as a direct result of business growth and expansion.

Income Taxes

To reflect our anticipated federal income tax liability, an expense of $691,000 at an effective tax rate of 28.4% was recognized for the six months ended June 30, 2006, compared to an expense of $500,000 at an effective tax rate of 26.4% recognized for the six months ended June 30, 2005. The provision for income taxes for the second quarter of 2006 was $446,000 at an effective tax rate of 30.0%, as compared to $267,000 at an effective tax rate of 27.0% for the second quarter of 2005. There was a “true-up” of tax expense during the second quarter of approximately $13,000 related to option and restricted stock grant expense. Factors contributing to the difference between the effective tax rate and the statutory rate of 34% include provision for loan loss reserves not allowed for tax purposes, tax-exempt interest income on municipal securities (net of disallowance), and tax-exempt income earned on bank-owned life insurance.

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

Investment securities (available for sale and held to maturity), including restricted equity securities, at June 30, 2006 were $60.7 million, an increase of $2.7 million or 4.7% from their level of $57.9 million on December 31, 2005. The increase is attributable to new investment security purchases of $5.0 million, offset by the principal prepayments on mortgage-backed securities. See Note 3 to the Consolidated Financial Statements.

Loan Portfolio

Our total loans were $449.3 million at June 30, 2006, an increase of $34.9 million or 8% from the $414.4 million reported at December 31, 2005. Our ratio of total loans to total funding sources (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and guaranteed preferred beneficial interests in the Company’s junior subordinated debentures) stood at 89.4% at June 30, 2006 and 89.2% at December 31, 2005. Management seeks to maintain the ratio of loans to funding sources at a maximum of 85%. The Board of Directors has approved the temporary overage at June 30, 2006. Management will work diligently to bring the ratio back below the 85% level by the end of the current fiscal year.

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

The following table summarizes the loan portfolio by category, net of deferred fees, as of the six-month periods ended June 30, 2006 and 2005 and the year ended December 31, 2005:

Loan Portfolio Summary

(dollars in thousands)

	6/30/06		12/31/05		6/30/05
	$	%	$	%	$	%
Commercial	97,705	21.8	97,904	23.6	78,405	23.3
Commercial real estate	167,352	37.2	159,962	38.6	131,954	39.2
Real estate construction	71,121	15.8	55,810	13.5	43,046	12.8
Residential real estate	105,011	23.4	92,957	22.4	75,379	22.4
Loans to individuals (except those secured by real estate)	8,150	1.8	7,744	1.9	7,731	2.3

Total loans	449,339	100.0	414,377	100.0	336,515	100.0

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

In recognition of our estimate of inherent risks associated with lending activities, a provision for loan losses of $706,000 was provided during the six months ended June 30, 2006, a decrease of $19,000 or 3% under the $725,000 reported during the same period in 2005. For the three months ended June 30, 2006, a provision for loan losses of $119,000 was made versus $401,000 during the same period in 2005, a 70% decrease of $282,000. This large decrease is due to the special provision of $271,000 that was made during the second quarter of 2005 for one large commercially-oriented credit relationship. This specific credit was subsequently resolved during the third quarter of 2005. As discussed above, we made a similar special provision of $325,000 during the first quarter of 2006 for a commercially-oriented credit relationship that slipped into the non-performing category as of March 31, 2006.

The ratio of the allowance for loan losses to total loans outstanding was approximately 1.1% at June 30, 2006, which compares to approximately 1.0% of net loans at December 31, 2005 (see Note 4 to the Consolidated Financial Statements). These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions. A total of $1,420,000 in special reserves is included in the balance of the allowance for loan losses as of June 30, 2006 for impaired loans, which compares to a total of $344,000 as of December 31, 2005. The $1,420,000 in special reserves is concentrated in two large relationships within our overall loan portfolio. A total of $495,000 in special reserves was included in the balance of the allowance for loan losses as of June 30, 2005 for impaired loans and was concentrated in one large relationship within the overall loan portfolio. This credit issue was subsequently resolved during the third quarter of 2005 with a related net charge-off of $163,000.

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

For the six months ended June 30, 2006, our non-performing assets to total assets ratio increased from 0.72% at December 31, 2005 to 1.46%. Additionally, our loans past due more than 90 days increased from 0.10% at December 31, 2005 to 0.26% at June 30, 2006. The increase in the non-performing asset ratio is primarily attributable to the commercially-oriented credit relationship mentioned above. All related loans, aggregating approximately $5.0 million, were placed on nonaccrual status during the first quarter. A possible resolution of this problem credit is projected to occur during the third quarter of 2006 and we believe we have reserved an amount that should be sufficient to cover any potential losses. Although we presently believe any unreserved loan balances are secured by customer assets pledged as collateral, it is obviously a situation which can change, which we are constantly monitoring. Nonperforming assets at June 30, 2006, December 31, 2005 and June 30, 2005 are presented in the following table:

Nonperforming Assets

(dollars in thousands)

	6/30/06	12/31/05	6/30/05
Nonaccrual loans	$4,982	$104	$1,295
Loans past due 90 days or more	193	423	2
Restructured loans	—	—	—
Other nonperforming loans (1)	2,666	3,062	—

Total nonperforming loans	$7,841	$3,589	$1,297

Foreclosed, repossessed and idled properties	—	—	1,142

Total nonperforming assets	$7,841	$3,589	$2,439

(1)	Other nonperforming loans include impaired loans which are not on nonaccrual status or past due 90 days or more.

Each quarter, the Directors’ Loan Committee, composed of eight directors, reviews all loans on our watch list to determine proper action and reporting of any loans identified as substandard by the credit quality review. We believe that the above allocated reserves are appropriate for the impaired loans in our portfolio based upon a detailed review of the quality and pledged collateral of each individual loans considered impaired at each of the above-referenced periods. (See “Impairment of Loans” under “Critical Accounting Policies”.)

If nonaccrual loans had performed in accordance with their original terms, additional interest income in the amount of $109,000 for the six-month period ended June 30, 2006; $1,230 for the year ended December 31, 2005; and $24,000 for the six-month period ended June 30, 2005 would have been recorded.

Additionally, the Bank’s credit risk process provides ongoing assessment of the loan portfolio’s risk profile in accordance with standard industry practices. Loan assets which do not support satisfactory risk ratings under this basis are subjected to a well-defined, ongoing management and reporting process. These “Watch-List” loan assets were as follows as of June 30, 2006, December 31, 2005, and June 30, 2005:

Watch List Credits

(dollars in thousands)

	6/30/06	12/31/05	6/30/05
Watch List Credits	$20,898	$18,192	$16,224
% of Total Loans	4.65%	4.39%	4.82%

Other Assets

We have purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s Supplemental Executive Retirement Plan (“SERP”). Bank owned life insurance was $10.9 million at June 30, 2006, an increase of $2 million over the $8.9 million reported as of December 31, 2005. The increase is due to the $1.1 million purchase of additional life insurance contracts on key employees and a $900,000 increase in the cash surrender value of the life insurance contracts.

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

The following table summarizes our total deposits for the six months ended June 30, 2006 and for the year ended December 31, 2005:

Deposit Summary

(dollars in thousands)

	6/30/06		12/31/05		Increase/(Decrease)
	$	%	$	%	$	%
Time deposits	253,865	64.3	234,809	64.3	19,056	8.1
Interest bearing demand & money market	65,891	16.7	50,279	13.8	15,612	31.1
Savings	52,479	13.3	60,762	16.6	(8,283)	(13.6)

Total interest bearing deposits	372,235	94.3	345,850	94.7	26,385	7.6

Noninterest demand & official checks	22,475	5.7	19,466	5.3	3,009	15.5

Total deposits	394,710	100.0	365,316	100.0	29,394	8.0

We would prefer to have transaction accounts comprise a larger percentage of total deposits, but in order to fund our loan growth, we often have to rely on higher-cost certificates of deposit. However, during the second quarter of 2006, we were successful in raising $24.7 million with our new money market product. Within the certificate of deposit category, we have marketed CDs nationally to institutional depositors, primarily banks, thrift institutions and credit unions through an Internet-based rate posting service. National market CDs at June 30, 2006 were $11.2 million, a decrease of $5.3 million from the $16.5 million reported at December 31, 2005 and represent 4.43% of total CDs and 2.85% of total deposits at June 30, 2006.

Short-Term Borrowings

Total short-term borrowings (including federal funds purchased and securities sold under agreements to repurchase) decreased by $12.1 million from their level of $50.8 million at December 31, 2005 to a total of $38.7 million as of June 30, 2006. The decrease was primarily attributable to the payoff of the $11 million short term daily rate credit with the Federal Home Loan Bank of Atlanta (“FHLB”) using the proceeds from the two new long-term FHLB advances. (See Footnote 9 of the Company’s Consolidated Financial Statements for more information on the long-term advances.) Short-term borrowings at June 30, 2006 include federal funds purchased of $8.7 million, Federal Home Loan Bank of Atlanta (“FHLB”) borrowings in the amount of $15.0 million, and a commercial sweep account program in the amount of $15 million.

The FHLB borrowings include a $10 million adjustable rate credit which matures on December 18, 2006 and reprices quarterly on the date of each quarterly interest payment (rate of 5.48% on June 30, 2006). The second FHLB credit of $5 million matures on October 31, 2006 and reprices monthly at 1-month LIBOR + 10 basis points (rate of 5.45% on June 30, 2006).

The commercial sweep program involves balances subject to repurchase agreements which are reported as short term borrowings rather than deposits since they are not FDIC insured. The balance in the program is $15.0 million at June 30, 2006, an increase of $4.2 million from the $10.8 million level at December 31, 2005. The program consists of a demand deposit account from which we invest available balances daily in securities on an overnight basis subject to repurchase. On the following business day, we repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month.

Long-Term Borrowings

Federal Home Loan Bank advances are relatively cost-effective funding sources and provide us with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Long-term convertible Federal Home Loan Bank advances totaled $58.0 million at June 30, 2006 and $37.0 million at December 31, 2005, an increase of $21 million. This increase is made up of a $13 million convertible advance and an $8.0 million variable rate advance. (See Footnote 9 of the Company’s Consolidated Financial Statements for more information on the long-term advances.)

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

The debenture proceeds from Trust I and Trust II are included in our Tier 1 capital for regulatory capital adequacy purposes to the extent that they do not exceed 25% of our total Tier I capital including the securities. This amount totaled $10,944,000 (of the $11,000,000 outstanding) at June 30, 2006. The remaining $56,000 is included in the calculation of our total risk-based capital ratio as Tier 2 capital. Our obligations with respect to the issuance of Trust I and Trust II’s preferred securities and common securities constitute a full and unconditional guarantee of Trust I and Trust II’s obligations with respect to the preferred securities and common securities. Subject to certain exceptions and limitations, we may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on Trust I and Trust II’s preferred trust securities and common securities.

Capital Adequacy

We seek to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses. Our financial position at June 30, 2006 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. We review the adequacy of our capital on an ongoing basis at the Company and Bank level and are committed to maintaining a total risk based capital ratio of 10% or greater at the Bank level, as is required for a “well capitalized” institution. We will be monitoring the

Bank capital ratios very closely throughout the remainder of the year due to the strain of the one large non-performing commercially-oriented relationship, as the current year’s performance is substantially dependent upon the outcome of this credit.

For the periods indicated, the Company had the following risk-based capital and leverage ratios:

Valley Financial Corporation

Ratio	6/30/06	12/31/05	6/30/05
Tier 1	9.4%	9.7%	9.4%
Total	10.4%	10.8%	10.4%
Leverage	8.4%	8.8%	8.1%

For the periods indicated, the Bank had the following risk-based capital and leverage ratios:

Valley Bank

Ratio	6/30/06	12/31/05	6/30/05
Tier 1	9.0%	9.2%	9.2%
Total	10.0%	10.1%	10.2%
Leverage	8.1%	8.0%	7.7%

Total shareholder’s equity grew by $1,029,000 from December 31, 2005 to June 30, 2006. Earnings, proceeds from the exercise of incentive stock options, the change in unrealized gains and losses for securities available for sale, and the change in unrealized gains and losses for derivatives not held for trading accounted for the net increase. The Company paid its fifth consecutive semi-annual cash dividend on the Company’s common stock, in the amount of $0.07 per share on July 3, 2006 to shareholders of record June 1, 2006.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and non-pledged securities available-for-sale, at June 30, 2006 totaled $15.3 million. Our funding sources consist of an established federal funds lines with a regional correspondent bank totaling $12 million that had a $682,000 balance as of June 30, 2006, three established federal funds lines with third party banks totaling $21 million that had outstanding balances totaling $7,984,000 as of June 30, 2006, and an established line with the FHLB that had $73 million outstanding under a total line of $112.6 million as of June 30, 2006. We believe these arrangements will be renewed at maturity.

We sell excess funds as overnight federal funds sold to provide an immediate source of liquidity. We had federal funds sold of $0 at June 30, 2006 and December 31, 2005.

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

Recent and Future Accounting Considerations

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

Item 1A. Risk Factors.

The only material change to the risk factors disclosed in the Company’s Annual Report Form 10-K for the year ended December 31, 2005 is the increase in our nonperforming assets and watch-list credits as discussed in the Asset Quality section of Management’s Discussion and Analysis above. All other risk factors disclosed in the Company’s Annual Report Form 10-K for the year ended December 31, 2005 are applicable as of June 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon Senior Securities in the quarter.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our 2006 Annual Meeting of Shareholders on April 26, 2006, at which meeting five Class C directors were reelected to new three-year terms. The following table indicates the total votes in favor of, and withheld from voting on, the re-election of each nominee, and provides certain information with respect to those directors not standing for re-election whose term of office continued past the 2006 Annual Meeting of Shareholders:

DIRECTOR NAME	TERM OF OFFICE	AFFIRMATIVE VOTES	VOTES WITHHELD
Class A Directors
James S. Frantz, Jr.	2005-2007	Not applicable	Not applicable
Eddie F. Hearp	2004-2007	Not applicable	Not applicable
Anna L. Lawson	2004-2007	Not applicable	Not applicable
John W. Starr, M.D.	2004-2007	Not applicable	Not applicable
Michael E. Warner	2004-2007	Not applicable	Not applicable
Class B Directors
Abney S. Boxley, III	2005-2008	Not applicable	Not applicable
William D. Elliot	2005-2008	Not applicable	Not applicable
Barbara B. Lemon	2005-2008	Not applicable	Not applicable
Samuel L. Lionberger, Jr.	2005-2008	Not applicable	Not applicable
Ward W. Stevens, M.D.	2005-2008	Not applicable	Not applicable
Class C Directors
Ellis L. Gutshall	2006-2009	3,593,723	614
Mason Haynesworth	2006-2009	3,592,149	2,188
A. Wayne Lewis	2006-2009	3,593,723	614
George W. Logan	2006-2009	3,593,723	614
Geoffrey M. Ottaway	2006-2009	3,593,345	992

Item 5. Other Information.

None.

Item 6. Index to Exhibits

(a) We filed the following exhibits for the quarter ended June 30, 2006:

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

VALLEY FINANCIAL CORPORATION

August 14, 2006	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief Executive Officer

August 14, 2006	/s/ Kimberly B. Snyder
Date	Kimberly B. Snyder, Senior Vice President and
Chief Financial Officer