Form 10-Q
period 2006-09-30
VALLEY FINANCIAL CORP /VA/
filed 2006-11-13
CIK 921590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

At November 13, 2006, 4,110,893 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION

FORM 10-Q

September 30, 2006

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited) 9/30/06	(Audited) 12/31/05
Assets
Cash and due from banks	$7,677	$9,746
Interest-bearing deposits in banks	133	336
Federal funds sold	459	—
Securities available-for-sale	41,483	33,206
Securities held-to-maturity (approximate market values of $20,079 at September 30, 2006 and $20,524 at December 31, 2005)	20,274	20,796
Restricted equity securities	5,079	3,987
Loans, net of allowance for loan losses of $5,219 at September 30, 2006 and $4,124 at December 31, 2005	456,921	410,253
Premises and equipment, net	6,912	6,590
Bank owned life insurance	11,023	8,950
Accrued interest receivable	2,820	2,073
Other assets	3,558	3,012

Total assets	$556,339	$498,949

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest- bearing deposits	$17,326	$19,466
Interest-bearing deposits	399,639	345,850

Total deposits	416,965	365,316

Federal funds purchased and securities sold under agreements to repurchase	16,582	27,829
Short-term borrowings	25,000	23,000
Long-term borrowings	48,000	37,000
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	11,341	11,341
Accrued interest payable	3,452	2,129
Other liabilities	1,333	1,619

Total liabilities	522,673	468,234

Commitments and other contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value. Authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 4,108,493 at September 30, 2006, and 4,076,993 at December 31, 2005, respectively	17,233	16,981
Retained earnings	16,619	14,181
Accumulated other comprehensive income (loss)	(186)	(447)

Total shareholders’ equity	33,666	30,715

Total liabilities and shareholders’ equity	$556,339	$498,949

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share data)

	3 Months Ended		9 Months Ended
	9/30/06	9/30/05	9/30/06	9/30/05
Interest Income:
Interest and fees on loans	$8,322	$5,783	$23,305	$15,064
Interest on securities - taxable	642	503	1,644	1,627
Interest on securities - nontaxable	136	138	411	447
Interest on deposits in banks	9	11	16	70

Total interest income	9,109	6,435	25,376	17,208

Interest Expense:
Interest on deposits	3,841	2,212	10,034	5,550
Interest on short-term borrowings	239	151	871	376
Interest on long-term borrowings	639	398	1,429	1,179
Interest on guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	209	71	588	191
Interest on federal funds purchased and securities sold under agreements to repurchase	212	80	757	182

Total interest expense	5,140	2,912	13,679	7,478

Net interest income	3,969	3,523	11,697	9,730

Provision for loan losses	387	455	1,093	1,180

Net interest income after provision for loan losses	3,582	3,068	10,604	8,550

Noninterest Income:
Service charges on deposit accounts	261	237	708	682
Income earned on bank owned life insurance	129	75	373	227
Other income on real estate loans	38	23	96	69
Realized gains (losses) on sale of securities	(2)	—	(3)	53
Realized gains on disposal of equipment	8	—	8	—
Other income	248	84	482	160

Total noninterest income	682	419	1,664	1,191

Noninterest Expense:
Compensation expense	1,535	1,230	4,551	3,443
Occupancy expense	181	157	508	453
Equipment expense	138	119	402	343
Data processing expense	149	141	456	416
Advertising and marketing expense	143	75	298	199
Audit fees	63	78	209	229
Franchise and purchased tax credit expense	68	47	202	140
Business manager expense	70	50	198	190
Deposit expense	58	90	211	192
Loan expenses	51	52	162	159
Foreclosed asset expense, net	—	(129)	—	(129)
Computer software	108	75	296	212
Other expense	322	272	966	772

Total noninterest expense	2,886	2,257	8,459	6,619

Income before income taxes	1,378	1,230	3,809	3,122

Income tax expense	392	352	1,083	852

Net income	$986	$878	$2,726	$2,270

Earnings per share
Basic earnings per share	$0.24	$0.22	$0.67	$0.56

Diluted earnings per share	$0.23	$0.21	$0.64	$0.53

Weighted average shares	4,108,493	4,076,993	4,098,440	4,075,426

Diluted average shares	4,219,531	4,233,816	4,209,550	4,233,365

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except share and per share data)

	9 Months Ended
	9/30/06	9/30/05
Cash flows from operating activities
Net income	$2,726	$2,270
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,093	1,180
Depreciation and amortization	563	515
Stock option expense	120	—
Deferred income tax	(475)	—
Net (gains)/ losses on sale of securities	3	(53)
Net (gains) on sales of foreclosed properties	—	(129)
Net (gains) on disposal of equipment	(8)	—
Amortization (accretion) of bond premiums/discounts	132	152
(Increase) in interest receivable	(747)	(345)
(Increase) in other assets	(112)	(626)
(Increase) in value of life insurance contracts	(373)	(228)
Increase in accrued interest payable	1,323	450
Increase (decrease) in other liabilities	127	(317)

Net cash provided by operating activities	4,372	2,869

Cash flows from investing activities
Decrease in interest-bearing deposits in banks	203	6
(Increase) in federal funds sold	(459)	—
Purchases of premises and equipment	(844)	(856)
Purchases of securities available-for-sale	(12,187)	—
Purchases of securities held-to-maturity	—	(215)
Purchases of restricted equity securities	(1,317)	(801)
Principal repayments/sales/calls of securities available-for-sale	3,976	11,283
Principal repayments of securities held-to-maturity	454	858
Principal repayments of restricted equity securities	225	315
Purchase of bank owned life insurance	(1,700)	—
Proceeds from sale of foreclosed properties	—	1,350
Proceeds from sale of fixed assets	8	—
Increase in loans, net	(47,761)	(97,853)

Net cash used in investing activities	(59,402)	(85,913)

Cash flows from financing activities
(Decrease) in noninterest-bearing deposits	(2,140)	(27,212)
Increase in interest-bearing deposits	53,789	97,895
Increase in short-term borrowings	2,000	8,000
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(11,247)	764
Increase in long-term borrowings	11,000	—
Proceeds from issuance of guaranteed preferred beneficial interests in the Company’s Junior subordinated debentures	—	7,000
Cash dividends paid	(573)	(244)
Proceeds from issuance of common stock	132	24

Net cash provided by financing activities	52,961	86,227

Net Increase (decrease) in cash and due from banks	(2,069)	3,183

Cash and due from banks at beginning of year	9,746	7,119

Cash and due from banks at end of year	$7,677	$10,302

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,356	$7,028

Cash paid during the period for taxes	$1,479	$1,213

Noncash financing and investing activities:
Transfer of loans to foreclosed property	$—	$1,221

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2006 (Unaudited)

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

(2) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. To comply with Federal Reserve regulations, the Bank is required to maintain certain average reserve balances. The daily cash reserve requirement for the two weeks including September 30, 2006 was $91, less cash on hand in the amount of $1,140, or a net of $0.

As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of September 30, 2006 was $250.

(3) Securities

The carrying values, unrealized gains, unrealized losses and approximate fair values of available-for-sale and held-to-maturity investment securities at September 30, 2006 are shown in the tables below. As of September 30, 2006, investments (including both available for sale and held to maturity) and restricted equity securities with amortized costs and fair values of $51,834 and $51,601, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law. At September 30, 2006 we evaluated our investment portfolio and determined all unrealized losses presented in the table below are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The following table sets forth the composition of securities available for sale at September 30, 2006. Securities available for sale are carried at approximate market value.

Available for Sale Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U. S. Treasury	$199	$—	$1	$198
U.S. Government agencies	12,271	50	106	12,215
Mortgage-backed securities	8,601	80	187	8,494
Collateralized mortgage obligations	13,920	24	411	13,533
States and political subdivisions	6,768	93	15	6,846
Corporate debt securities	200	—	3	197

Total securities available for sale	$41,959	$247	$723	$41,483

The following table sets forth the composition of securities held to maturity at September 30, 2006. Securities held to maturity are carried at amortized cost.

Held to Maturity Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U.S. Government agencies	$9,944	$—	$179	$9,765
Mortgage-backed securities	2,473	—	71	2,402
Collateralized mortgage obligations	560	—	29	531
States and political subdivisions	7,297	110	26	7,381

Total securities held to maturity	$20,274	$110	$305	$20,079

(4) Allowance for Loan Losses

The following table summarizes the loan loss experience for the nine-month periods ended September 30, 2006 and 2005.

Allowance for Loan Losses

(dollars in thousands)

	2006	2005
Balance at January 1	$4,124	$2,989
Provision for loan losses	1,093	1,180
Recoveries:
Commercial	3	—
Loans to individuals	2	2
Charged off loans:

Commercial	(3)	(163)
Credit Cards	—	(5)
Loans to individuals	—	—

Balance at September 30	$5,219	$4,003

(5) Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following tables summarize earnings per share and the shares utilized in the computations:

	Earnings Per Share
	9 Months Ending		3 Months Ending
	9/30//06	9/30/05	9/30//06	9/30/05
Basic	$0.67	$0.56	$0.24	$0.22

Diluted	$0.64	$0.53	$0.23	$0.21

	Weighted Average Shares Outstanding
	9 Months Ending		3 Months Ending
	9/30//06	9/30/05	9/30//06	9/30/05
Basic	4,098,440	4,075,426	4,108,493	4,076,993

Diluted	4,209,550	4,233,365	4,219,531	4,233,816

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

The adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company has net unrealized gains (losses) on available for sale securities, an item of other comprehensive income (loss). For the nine months ended September 30, 2006 and 2005, total comprehensive income (loss) was $2,986 and $1,956 respectively.

The information that follows discloses the reclassification adjustments and the income taxes related to the net unrealized gains (losses) on securities available-for-sale and net unrealized gains (losses) on derivatives not held for trading that are included in other comprehensive income (loss), net of income taxes for the nine and three month periods ended September 30, 2006 and 2005.

	9 Months Ended (dollars in thousands)		3 Months Ended (dollars in thousands)
	9/30/06	9/30/05	9/30/06	9/30/05
Net unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) during the year	$201	$(422)	$908	$(400)
Less reclassification adjustments for realized gains included in net income, net of tax	(2)	(35)	—	—
Net unrealized gains (losses) on derivatives not held for trading	193	—	449	—
Income tax benefit (expense)	(132)	143	(462)	136

Other comprehensive income (loss), net of income taxes	$260	$(314)	$895	$(264)

(7) Financial Instruments With Off-Balance Sheet Risk

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk, which involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At September 30, 2006 outstanding commitments to extend credit were $150,876 as compared to $136,371 at December 31, 2005.

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

(8) Related Party Transactions

The Bank has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. As of September 30, 2006 aggregate loans to directors, executive officers, and principal shareholders totaled $20,571. An analysis of loan activity to directors, executive officers and principal shareholders is as follows:

Loans to Related Parties

(dollars in thousands)

Balances as of January 1, 2005	$10,449
Addition of new director/officer(s)	3,209
Advances	14,091
Repayments	(10,659)

Balances as of December 31, 2005	$17,090

Addition of new director/officer(s)	14
Advances	13,491
Repayments	(10,024)

Balances as of September 30, 2006	$20,571

(9) Long-Term Federal Home Loan Bank Advances

The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $48.0 million as of September 30, 2006. There are four convertible advances in the amount of $5.0 million each and one convertible advance in the amount of $7.0 million. The Federal Home Loan Bank of Atlanta has the option to convert $27.0 million in convertible advances on the conversion dates below, and on any quarterly interest payment date thereafter, with at least two business days notice. If called, the four $5.0 million convertible advances and the one $7.0 million convertible advance will be converted into a 3-month London Interbank Offered Rate (“LIBOR”) based adjustable rate credit (ARC) at 3-month LIBOR.

Additionally, during the second quarter of 2006, the Bank entered into two new structured advances with the Federal Home Loan Bank of Atlanta. The first advance is a variable rate advance in the amount of $8.0 million, the proceeds of which were used to offset overnight borrowings. It is priced at the Prime Rate minus 2.855% per annum. It has a 2-year maturity date. The second advance is convertible advance in the amount of $13.0 million at 3-month LIBOR minus 0.50% per annum. The advance may be called on the two-year anniversary date by the issuer. If it is not called, it will automatically convert to a fixed rate of 5.03% for the remaining eight year maturity. The proceeds of these advances were used to pay off the $11 million short-term daily rate credit and to offset overnight borrowings.

The following table provides more information on the outstanding advances as of September 30, 2006:

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

The debenture proceeds from Trust I and Trust II are included in the Company’s Tier 1 capital for regulatory capital adequacy purposes to the extent that they do not exceed 25% of the Company’s total Tier I capital including the securities. The full $11,000 is included in Tier 1 capital at September 30, 2006. Our obligations with respect to the issuance of Trust I and Trust II’s preferred securities and common securities constitute a full and unconditional guarantee by the Company of the Trust I and Trust II’s obligations with respect to the preferred securities and common securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on Trust I and Trust II’s preferred trust securities and common securities.

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

The Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was approximately $120 for the nine-month period ended September 30, 2006. The Company currently has 82,098 nonqualified stock options outstanding at September 30, 2006, which were fully vested as of January 1, 2006; therefore, there are no income tax implications for share-based compensation for the nine-month period ended September 30, 2006.

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

Under the 2005 Plan, there are options for 48,400 shares granted to officers and key employees currently outstanding as of September 30, 2006. Under the 1995 Plan, there are options for 209,382 shares granted to officers and key employees currently outstanding as of September 30, 2006. All stock options (for both plans) have been granted with an exercise price equal to the stock’s fair market value at the date of the grant. Stock options under the Plan generally have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of the grant. Additionally under the 2005 Plan, there are 15,075 restricted stock grants (“RSG’s”) that have been granted to officers and key employees currently outstanding as of September 30, 2006. These RSG’s will vest 100% on January 31, 2008 (“Vesting Date”) based upon successfully meeting certain performance criteria.

As of September 30, 2006, there are 5,358 shares available for grant under the 1995 Plan and 186,525 shares available for grant under the 2005 Plan. In addition, certain other options for 182,196 shares (adjusted for stock splits), of which 82,098 are outstanding, based on meeting certain past performance criteria have been granted.

The share-based awards granted under the aforementioned Plans have similar characteristics, except that some awards have been granted in options and certain awards have been granted in restricted stock. Therefore, the following disclosures have been disaggregated for the stock option and restricted stock awards of the Plans due to their dissimilar characteristics.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the volatilities of our trading history. The expected life is based on the average life of the options of 10 years and the weighted average vesting period of 5 years, and forfeitures are estimated based on the Company’s history. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the nine months ended September 30, 2006.

Nine Months Ended September 30, 2006
Dividend yield	0.02%
Risk-free interest rate	4.70%
Volatility	20.83%
Expected life	10 years

The fair value of each restricted stock grant is equal to the stock price on the date of grant and assumes the performance goals will be achieved. Total compensation cost is recognized on a pro-rata basis over the remaining vesting period, through January 31, 2008. If such performance goals are not met, any previously recognized compensation cost will be reversed.

Total stock-based compensation recognized as compensation expense on our consolidated statement of income is as follows:

	3 Months Ended September 30, 2006 (dollars in thousands)	9 Months Ended September 30, 2006 (dollars in thousands)
Option Grants	$20	$61
Restricted Stock Grants	$20	$59

Total Compensation Expense	$40	$120

At September 30, 2005, we accounted for our stock-based compensation using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We were not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, but complied with the disclosure requirements set forth in SFAS No. 148, which included disclosing pro forma net income as if the fair value based method of accounting had been applied. This information for the nine and three month periods ended September 30, 2005 is as follows:

	9 Months Ended 9/30/2005 (dollars in thousands)	3 Months Ended 9/30/2005 (dollars in thousands)
Net income	$2,270	$878
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits	$37	$18

Pro forma net income	$2,233	$860
Earnings per share
Basic, reported	$0.56	$0.22
Basic, pro forma	$0.55	$0.22
Diluted, reported	$0.53	$0.21
Diluted, pro forma	$0.52	$0.21

As of September 30, 2006, there was $364 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees. A maturity schedule of the unrecognized compensation cost (dollars in thousands) as of September 30, 2006 is as follows:

	Remaining 2006	2007	2008	2009	2010	2011	Total
Compensation Cost	$39	$154	$72	$65	$32	$2	$364

Total unrecognized compensation cost will be adjusted for future grants and future changes in estimated forfeitures.

General Stock Option Information

A summary of option activity under the stock option plans during the nine-month period ended September 30, 2006 is presented below:

	Options Outstanding	Weighted Average Exercise Price ($)	Weighted Average Contractual Term
Balance, 12/31/05	365,381	$6.30

Exercised	(31,500)	$4.20
Authorized	—	—
Forfeited	—	—
Granted	6,000	$13.23

Outstanding at 9/30/06	339,881	$6.62	4.19 years

Exercisable at 9/30/06	262,921	$5.14	3.06 years

There were 2,000 options granted during the three month period ended September 30, 2006 with a weighted average exercise price of $13.10 per option. There were no options exercised during the three month period ending September 30, 2006. The total intrinsic value of options exercised during the nine month period ended September 30, 2006 was $287.

Cash received from option exercises under all share-based payment arrangements for the three-month period ended September 30, 2006 was $0. Cash received from option exercises under all share-based payment arrangements for the nine-month period ended September 30, 2006 was $132.

Information regarding the stock options outstanding at September 30, 2006 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.18 - $3.81	108,086	1.35 years	$3.24	108,086	$3.24
$5.08 - $5.94	132,095	3.44 years	$5.32	123,695	$5.31
$7.14 - $12.85	71,350	7.37 years	$11.29	26,310	$10.55
$13.00 - $14.23	28,350	8.15 years	$13.81	4,830	$14.06

Totals	339,881	4.19 years	$6.62	262,921	$5.14

The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2006 was $2,247 and $2,127, respectively.

A summary of the status of the Company’s non-vested restricted stock as of September 30, 2006, and changes during the nine months then ended is presented below:

	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance, 12/31/05	14,675	$12.53

Authorized	—	—
Forfeited	—	—
Granted	400	$13.34

Outstanding at 9/30/06	15,075	$12.55

(12) Other Items

On July 3, 2006, the Company paid its fifth consecutive semi-annual cash dividend on the Company’s stock, in the amount of $0.07 per share, to shareholders of record June 1, 2006.

(13) Subsequent Events

The Company (“Issuer”) signed a letter of intent with Trapeza Capital Management, LLC (“Trapeza”) on October 27, 2006 regarding Trapeza’s arrangement of a proposed Rule 144A offering or private placement of $5,000,000 of trust preferred securities issued by a trust to be formed by the Issuer (“Securities”), which will be effected through a broker-dealer registered under the Securities Exchange Act of 1934. As part of the proposed Offering, the Securities will be purchased by one or more special purpose entities or a warehouse facility and will be a portion of a portfolio of multiple separate issues of Securities. The major terms of the offering include (1) an expected funding date of no later than December 15, 2006, (2) a Floating rate of 3 month LIBOR plus 1.73%; initial coupon set two business days prior to closing; (3) a five year no call period, (4) maturity date of 30 years, and (5) quarterly payment frequency, in arrears.

On November 7, 2006, the Federal Home Loan Bank called the Company’s $5 million long-term advance. The called note was at a fixed interest rate of 3.91% and is included in the Company’s long term borrowings as of September 30, 2006.

Item 2. Management’s Discussion and Analysis.

Management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the nine months ended September 30, 2006 and 2005 is as follows. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes on the December 31, 2005 Form 10-K.

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

Overview

The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995. There are currently eight full-service branch locations, operating in various locations throughout the Cities of Roanoke and Salem, Town of Vinton, and the County of Roanoke. The Bank also has a wealth management subsidiary, Valley Wealth Management Services, Inc. which markets investment and insurance products. Net income derived for the subsidiary is not significant at this time.

Performance Summary

The following table shows our key performance ratios for the period ended September 30, 2006 and December 31, 2005 and September 30, 2005:

Key Performance Ratios

	9 months Ended 9/30/06	12 months Ended 12/31/05	9 months Ended 9/30/05
Return on average assets	0.70%	0.79%	0.74%
Return on average equity (1)	11.11%	11.42%	10.31%
Net interest margin (2)	3.20%	3.42%	3.39%
Cost of funds	3.74%	2.76%	2.62%
Yield on earning assets	6.87%	6.13%	5.93%
Basic net earnings per share	$0.67	$0.83	$0.56
Diluted net earnings per share	$0.64	$0.80	$0.53

All percentage calculations are on an annualized basis.

(1)	The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale or derivatives.
(2)	Calculated on a fully taxable equivalent basis (“FTE”)

Our performance has been adversely affected by three major factors during 2006. As shown above, we have continued to see the net interest margin under considerable pressure from the increasing interest rate environment and the relatively flat yield curve. As such, our cost of funds has increased by 98 basis points as compared with an increase of only 74 basis points in our yield on earning assets. At the same time, we continue to experience minimal growth in our noninterest-bearing accounts. This is an industry-wide phenomenon and one not likely to change anytime soon. Additionally, one large commercially-oriented credit relationship slipped into the non-performing category earlier this year and a special loan loss provision amounting to $325,000 was made in recognition of the workout nature of the credit. We have also incurred lost interest income of $206,000 relating to the non-accrual status of this credit. Our overall performance for 2006 is largely dependent upon the resolution of this credit and our ability to contain funding costs. In October 2006, a restructure agreement was reached with this problem credit. The real estate secured portion of the debt with this customer was fully curtailed with the sale of the subject properties. In addition, the restructure transitioned a portion of this exposure into a conforming working capital financing vehicle. The remaining portion of the debt continues on non-accrual status. Our return on average assets for the three months ended September 30, 2006 dropped from 0.80% in June to 0.72% and our return on average equity dropped to 11.61% for the three months ended September 30, 2006 as compared to 12.77% during the second quarter.

Growth

The following table shows our key growth indicators:

Key Growth Indicators

(dollars in thousands)

	9/30/06	12/31/05	9/30/05
Investment securities	$66,836	$57,989	$59,622
Loans, net	456,921	410,253	375,237
Deposits	416,965	365,316	350,016
Total assets	$556,339	$498,949	$462,512

We have intentionally slowed the growth of the Bank as compared to 2005. Annualized growth rates for assets, loans and deposits during 2006 are substantially less than the growth rates achieved in 2005. However, the rates of growth remained at double-digit levels on an annualized basis. Competition for deposits has heightened significantly and our ability to fund loan growth will be dependent upon our ability to grow our deposit base at a reasonable cost. During 2006, we have been successful in reducing our overall reliance on certificates of deposits by raising $52.3 million of new deposits in our new money market product, which is tied to the WSJ Prime rate. Based upon current market conditions, we do anticipate that the Company’s asset, loan and deposit growth rates will show declines in 2006 when compared to 2005.

Total liabilities at September 30, 2006 were $522.7 million, up 12% from $468.2 million at December 31, 2005 with the increase primarily represented by a $51.6 million growth in deposits, a $13 million increase in Federal Home Bank of Atlanta borrowings, a $5.7 million increase in securities sold under agreements to purchase, and an $17.0 million decrease in federal funds purchased.

Shareholders’ Equity

Total shareholders’ equity at September 30, 2006 was $33.7 million consisting of $9.1 million in net proceeds from the Company’s 1995 initial public offering, $3.2 million in net proceeds from the Company’s 2000 secondary offering, $3.8 million in net proceeds from a private stock placement in 2004, $1,012,000 in proceeds from the exercise of stock options, $120,000 from the expensing of restricted stock grants and incentive stock options, increased by accumulated retained earnings of $16.6 million and decreased by $314,000 of net unrealized losses on securities available for sale and increased by $128,000 of net unrealized gains on derivatives not held for trading, net of related deferred tax liability. Total shareholders’ equity (exclusive of unrealized gains (losses) on investment securities and derivatives) was $33.9 million at September 30, 2006 compared with $31.1 million at December 31, 2005, an increase of $2.8 million or 9%.

Net Income

We earned net income of $2,726,000 for the nine months ended September 30, 2006, an increase of $456,000 or 20% over the $2,270,000 reported for the same period in 2005. We earned net income of $986,000 for the three month period ended September 30, 2006, an increase of $108,000 or 12% over the $878,000 reported for the same period in 2005. The increase in net earnings for both periods is largely attributable to the substantial volume of loan growth during 2005 and the elimination of the year-end performance bonus accruals for the current year. Despite the increases over prior year earnings, earnings have been adversely affected by three major factors during the first half of 2006. As discussed above, we have continued to see the net interest margin under considerable pressure from the relatively flat yield curve and have continued to see minimal growth in our noninterest-bearing deposits. Additionally, one large commercially-oriented credit relationship slipped into the non-performing category during the first quarter of 2006, and a special loan loss reserve provision amounting to $325,000 was made in recognition of the workout nature of the credit. We have also incurred lost interest of $206,000 as result of this credit during 2006. Our overall performance for 2006 is largely dependent upon the resolution of this credit as well as our ability to contain funding costs.

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

Total interest income was $25,376,000 for the nine months ended September 30, 2006, an increase of 47% over the $17,208,000 reported for the same period in 2005. Interest income was $9,109,000 for the three months ended September 30, 2006, an increase of 42% from the $6,435,000 reported for the same period in 2005.

Total interest expense was $13,679,000 for the nine months ended September 30, 2006, an increase of

$6,201,000 or 83% over the $7,478,000 reported for the same period in 2005. Interest expense was $5,140,000 for the three months ended September 30, 2006, an increase of $2,228,000 or 77% over the $2,912,000 reported for the same period in 2005.

As a result of the above, net interest income was $11,697,000 for the nine months ended September 30, 2006, an increase of 20% from the $9,730,000 reported for the same period in 2005. Net interest income was $3,969,000 for the three months ended September 30, 2006, an increase of 13% from the $3,523,000 reported for the same period in 2005. Our net interest margin was 3.20% for the nine months ended September 30, 2006, down 19 basis points compared to the 3.39% reported for the same period last year. This decrease is primarily attributable to the relatively flat yield curve and the intense competition for deposits which is causing our cost of funds to rise at a greater pace than our yield on earning assets, as evidenced in the above increases in interest expense as compared to increases in interest income for both periods.

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

The model also incorporates management’s forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to our earnings. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected. Our cumulative repricing gap for the 90-day time period indicates an asset-sensitive position as of

June 30, 2006 (the most recent date for which information is currently available).

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

Under SFAS 133, the “effective” portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which cash flows are exchanged. The “ineffective” portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings. As of September 30, 2006, the mark-to-market adjustment, net of taxes, included in other comprehensive income for this Agreement was $128,000.

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

Noninterest Income

Noninterest income for the three months ended September 30, 2006 and 2005 is shown in the following table:

Noninterest Income

(dollars in thousands)

	3 months Ended 9/30/06	3 months Ended 9/30/05	% Increase/ (Decrease)
Service charges on deposits	$261	$237	10%
Gain or loss on sale of other assets	8	—	N/M
Other income	415	182	128%
Realized securities gains/losses	(2)	—	N/M

Total noninterest income	$682	$419	63%

Noninterest income for the nine months ended September 30, 2006 and 2005 is as follows:

Noninterest Income

(dollars in thousands)

	9 months Ended 9/30/06	9 months Ended 9/30/05	% Increase/ (Decrease)
Service charges on deposits	$708	$682	4%
Gain or loss on sale of other assets	8	—	N/M
Other income	951	456	109%
Realized securities gains/losses	(3)	53	(106)%

Total noninterest income	$1,664	$1,191	40%

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

Noninterest Expense

Noninterest expense for the three month period ended September 30, 2006 and 2005 is shown in the following table:

Noninterest Expense

(dollars in thousands)

	3 months Ended 9/30/06	3 months Ended 9/30/05	% Increase/ (Decrease)
Compensation	$1,535	1,230	25%
Occupancy	181	157	15%
Equipment	138	119	16%
Data processing	149	141	6%
Advertising and marketing	143	75	91%
Audit fees	63	78	(19)%
Franchise and purchased tax credit expense	68	47	45%
Business manager	70	50	40%
Deposit expense	58	90	(36)%
Loan expense	51	52	(2)%
Foreclosed asset expenses, net	—	(129)	(100)%
Computer software	108	75	44%
Other expense	322	272	18%

Total noninterest expense	$2,886	$2,257	28%

Noninterest expense for the nine months ended September 30, 2006 and 2005 is as follows:

Noninterest Expense

(dollars in thousands)

	9 months Ended 9/30/06	9 months Ended 9/30/05	% Increase/ (Decrease)
Compensation	$4,551	$3,443	32%
Occupancy	508	453	12%
Equipment	402	343	17%
Data processing	456	416	10%
Advertising and marketing	298	199	50%
Audit fees	209	229	(9)%
Franchise and purchased tax credit expense	202	140	44%
Business manager	198	190	4%
Deposit expense	211	192	10%
Loan expense	162	159	2%
Foreclosed asset expenses, net	—	(129)	(100)%
Computer software	296	212	40%
Other expense	966	772	25%

Total noninterest expense	$8,459	$6,619	28%

Compensation expense has increased over the prior year due to officer merit increases effective January 1, 2006; however, it does not include any year-end performance bonus accruals for either period due to the special loan loss provision taken. Occupancy and equipment expense increases are primarily attributable to the new occupancy (and related equipment purchases) of the 6th and 7th floors of our main headquarters. Additionally, we have upgraded a number of our computer servers. Advertising and marketing expense increase is primarily attributable to an increase in advertising for deposits, specifically the new Prime Money Market campaign, as well as advertising costs associated with Valley Wealth Management, Inc. The large increase in franchise and purchased tax credit expense is a direct result of the significant deposit growth the Bank has experienced. Deposit expense is up for the nine-month period due to the write-off of $30,000 related to a fraudulent check scheme as well as an increase in our courier expenses and other miscellaneous charges. The increase in computer software expense is attributable to the amortization of new computer software programs installed and in use for regulatory purposes as well as for customer relationship management. Noninterest expenses are expected to continue to increase as a direct result of business growth and expansion.

Income Taxes

To reflect our anticipated federal income tax liability, an expense of $1,083,000 at an effective tax rate of 28.4% was recognized for the nine months ended September 30, 2006, compared to an expense of $852,000 at an effective tax rate of 27.3% recognized for the nine months ended September 30, 2005. The provision for income taxes for the third quarter of 2006 was $392,000 at an effective tax rate of 28.5%, as compared to $352,000 at an effective tax rate of 28.6% for the third quarter of 2005. Factors contributing to the difference between the effective tax rate and the statutory rate of 34% include provision for loan loss reserves not allowed for tax purposes, tax-exempt interest income on municipal securities (net of disallowance), and tax-exempt income earned on bank-owned life insurance.

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

Investment securities (available for sale and held to maturity), including restricted equity securities, at September 30, 2006 were $66.8 million, an increase of $8.9 million or 15.4% from their level of $57.9 million on December 31, 2005. The increase is attributable to new investment security purchases of $10.4 million, offset by the principal prepayments on mortgage-backed securities. See Note 3 to the Consolidated Financial Statements.

Loan Portfolio

Our total loans were $462.1 million at September 30, 2006, an increase of $47.7 million or 11.5% from the $414.4 million reported at December 31, 2005. Our ratio of total loans to total funding sources (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and guaranteed preferred beneficial interests in the Company’s junior subordinated debentures) stood at 89.2% at September 30, 2006 and at December 31, 2005. Management seeks to maintain the ratio of loans to funding sources at a maximum of 90%.

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

The following table summarizes the loan portfolio by category, net of deferred fees, as of the nine-month periods ended September 30, 2006 and 2005 and the year ended December 31, 2005:

Loan Portfolio Summary

(dollars in thousands)

	9/30/06		12/31/05		9/30/05
	$	%	$	%	$	%
Commercial	96,737	21.0	97,904	23.6	85,889	22.7
Commercial real estate	171,404	37.1	159,962	38.6	149,372	39.4
Real estate construction	76,769	16.6	55,810	13.5	52,101	13.7
Residential real estate	109,289	23.6	92,957	22.4	84,283	22.2
Loans to individuals (except those secured by real estate)	7,941	1.7	7,744	1.9	7,595	2.0

Total loans	462,140	100.0	414,377	100.0	379,240	100.0

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

In recognition of our estimate of inherent risks associated with lending activities, a provision for loan losses of $1,093,000 was provided during the nine months ended September 30, 2006, a decrease of $87,000 or 7.4% under the $1,180,000 reported during the same period in 2005. For the three months ended September 30, 2006, a provision for loan losses of $387,000 was made versus $455,000 during the same period in 2005, a 15% decrease of $68,000. Decreases in both periods are primarily attributable to the slow down of the loan growth for 2006 versus 2005. During the first nine months of 2006, loan growth was $47.7 million in comparison to $96.4 million for the first nine months of 2005.

The ratio of the allowance for loan losses to total loans outstanding was approximately 1.1% at September 30, 2006, which compares to approximately 1.0% of net loans at December 31, 2005 (see Note 4 to the Consolidated Financial Statements). These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions. A total of $1,420,000 in special reserves is included in the balance of the allowance for loan losses as of September 30, 2006 for impaired loans, which compares to a total of $344,000 as of December 31, 2005. The $1,420,000 in special reserves is concentrated in two large relationships within our overall loan portfolio. A total of $0 in special reserves was included in the balance of the allowance for loan losses as of September 30, 2005 for impaired loans.

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

For the nine months ended September 30, 2006, our non-performing assets to total assets ratio increased from 0.72% at December 31, 2005 to 1.36%. Additionally, our loans past due more than 90 days as a percentage of total loans decreased from 0.10% at December 31, 2005 to 0.01% at September 30, 2006. The increase in the nonperforming asset ratio is primarily attributable to the commercially-oriented credit relationship mentioned above. All related loans, aggregating approximately $5.0 million, were placed on nonaccrual status during the first quarter. In October 2006, a restructure agreement was reached with this problem credit. The real estate secured portion of the debt with this customer was fully curtailed with the sale of the subject properties. In addition, the restructure transitioned a portion of this exposure into a conforming working capital financing vehicle. The remaining portion of the debt continues on non-accrual status. We believe we have reserved an amount that should be sufficient to cover any potential losses. Although we presently believe any unreserved loan balances are secured by customer assets pledged as collateral, it is obviously a situation which can change, which we are constantly monitoring. Nonperforming assets at September 30, 2006, December 31, 2005 and June 30, 2005 are presented in the following table:

Nonperforming Assets

(dollars in thousands)

	9/30/06	12/31/05	9/30/05
Nonaccrual loans	$4,970	$104	$86
Loans past due 90 days or more	6	423	596
Restructured loans	—	—	—
Other nonperforming loans (1)	2,580	3,062	—

Total nonperforming loans	$7,556	$3,589	$682

Foreclosed, repossessed and idled properties	—	—	7

Total nonperforming assets	$7,556	$3,589	$689

(1)	Other nonperforming loans include impaired loans which are not on nonaccrual status or past due 90 days or more.

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

If nonaccrual loans had performed in accordance with their original terms, additional interest income in the amount of $206,371 for the nine-month period ended September 30, 2006; $1,230 for the year ended December 31, 2005; and $2,000 for the nine-month period ended September 30, 2005 would have been recorded.

Additionally, the Bank’s credit risk process provides ongoing assessment of the loan portfolio’s risk profile in accordance with standard industry practices. Loan assets which do not support satisfactory risk ratings under this basis are subjected to a well-defined, ongoing management and reporting process. These “Watch-List” loan assets were as follows as of September 30, 2006, December 31, 2005, and September 30, 2005:

Watch List Credits

(dollars in thousands)

	9/30/06	12/31/05	9/30/05
Watch List Credits	$21,815	$18,192	$17,262
% of Total Loans	4.72%	4.39%	4.55%

Other Assets

We have purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s Supplemental Executive Retirement Plan (“SERP”). Bank owned life insurance was $11 million at September 30, 2006, an increase of $2.1 million over the $8.9 million reported as of December 31, 2005. The increase is due to the $1.7 million purchase of additional life insurance contracts on key employees and a $400,000 increase in the cash surrender value of the life insurance contracts.

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

The following table summarizes our total deposits for the nine months ended September 30, 2006 and for the year ended December 31, 2005:

Deposit Summary

(dollars in thousands)

	9/30/06		12/31/05		Increase/(Decrease)
	$	%	$	%	$	%
Time deposits	255,996	61.4	234,809	64.3	21,187	9.0
Interest bearing demand & money market	89,499	21.4	50,279	13.8	39,220	78.0
Savings	54,144	13.0	60,762	16.6	(6,618)	(10.9)

Total interest bearing deposits	399,639	95.8	345,850	94.7	53,789	15.6

Noninterest demand & official checks	17,326	4.2	19,466	5.3	(2,140)	(11.0)

Total deposits	416,965	100.0	365,316	100.0	51,649	14.1

We would prefer to have transaction accounts comprise a larger percentage of total deposits, but in order to fund our loan growth, we often have to rely on higher-cost certificates of deposit. However, during 2006, we have been successful in raising $52.3 million with our new money market product, thereby reducing our reliance on certificates of deposit. Within the certificate of deposit category, in the past, we have marketed CDs nationally to institutional depositors, primarily banks, thrift institutions and credit unions through an Internet-based rate posting service. National market CDs at September 30, 2006 were $8.6 million, a decrease of $7.9 million from the $16.5 million reported at December 31, 2005 and represent 3.4% of total CDs and 2.1% of total deposits at September 30, 2006.

Short-Term Borrowings

Total short-term borrowings (including federal funds purchased and securities sold under agreements to repurchase) decreased by $9.2 million from their level of $50.8 million at December 31, 2005 to a total of $41.6 million as of September 30, 2006. The decrease was attributable to the payoff of the $11 million short term daily rate credit with the Federal Home Loan Bank of Atlanta (“FHLB”) using the proceeds from the two new long-term FHLB advances during the second quarter of 2006 and the elimination of federal funds purchased due to funds raised through the Prime Money Market campaign. (See Footnote 9 of the Company’s Consolidated Financial Statements for more information on the long-term advances.) Short-term borrowings at September 30, 2006 include Federal Home Loan Bank of Atlanta (“FHLB”) borrowings in the amount of $25.0 million and a commercial sweep account program in the amount of $16.6 million.

The FHLB borrowings include a $10 million adjustable rate credit which matures on December 18, 2006 and reprices quarterly on the date of each quarterly interest payment (rate of 5.47% on September 30, 2006). The second FHLB credit of $5 million matures on October 31, 2006 and reprices monthly at 1-month LIBOR + 10 basis points (rate of 5.42% on September 30, 2006). The third FHLB borrowing is a $10 million fixed rate credit at 3.09% that matures on September 4, 2007.

The commercial sweep program involves balances subject to repurchase agreements which are reported as short term borrowings rather than deposits since they are not FDIC insured. The balance in the program is $16.6 million at September 30, 2006, an increase of $5.8 million from the $10.8 million level at December 31, 2005. The program consists of a demand deposit account from which we invest available balances daily in securities on an overnight basis subject to repurchase. On the following business day, we repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month.

Long-Term Borrowings

Federal Home Loan Bank advances are relatively cost-effective funding sources and provide us with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Long-term convertible Federal Home Loan Bank advances totaled $48.0 million at September 30, 2006 and $37.0 million at December 31, 2005, an increase of $11 million. This increase is made up of a $13 million convertible advance and an $8.0 million variable rate advance offset by the movement of a $10 million fixed rate advance from long term to short term borrowings as of September 30, 2006. (See Footnote 9 of the Company’s Consolidated Financial Statements for more information on the long-term advances.)

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

The debenture proceeds from Trust I and Trust II are included in our Tier 1 capital for regulatory capital adequacy purposes to the extent that they do not exceed 25% of our total Tier I capital including the securities. The total of $11,000,000 is included in Tier 1 capital at September 30, 2006. Our obligations with respect to the issuance of Trust I and Trust II’s preferred securities and common securities constitute a full and unconditional guarantee of Trust I and Trust II’s obligations with respect to the preferred securities and common securities. Subject to certain exceptions and limitations, we may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on Trust I and Trust II’s preferred trust securities and common securities.

Capital Adequacy

We seek to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses. Our financial position at September 30, 2006 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. We review the adequacy of our capital on an ongoing basis at the Company and Bank level and are committed to maintaining a total risk based capital ratio of 10% or greater at the Bank level, as is required for a “well capitalized” institution. We will be monitoring the Bank capital ratios very closely throughout the remainder of the year due to the strain of the one large non-performing commercially-oriented relationship, as the current year’s performance is substantially dependent upon the outcome of this credit. The Company is currently contemplating participation in a pooled trust preferred offering on or before the end of the year to boost its secondary capital.

For the periods indicated, the Company had the following risk-based capital and leverage ratios:

Valley Financial Corporation

Ratio	9/30/06	12/31/05	9/30/05
Tier 1	9.4%	9.7%	10.3%
Total	10.5%	10.8%	11.5%
Leverage	8.2%	8.8%	8.7%

For the periods indicated, the Bank had the following risk-based capital and leverage ratios:

Valley Bank

Ratio	9/30/06	12/31/05	9/30/05
Tier 1	9.0%	9.2%	9.2%
Total	10.1%	10.1%	10.3%
Leverage	7.9%	8.0%	8.3%

Total shareholder’s equity grew by $2,951,000 from December 31, 2005 to September 30, 2006. Earnings, proceeds from the exercise of incentive stock options, the change in unrealized gains and losses for securities available for sale, and the change in unrealized gains and losses for derivatives not held for trading accounted for the net increase. The Company paid its fifth consecutive semi-annual cash dividend on the Company’s common stock, in the amount of $0.07 per share on July 3, 2006 to shareholders of record June 1, 2006.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and non-pledged securities available-for-sale, at September 30, 2006, totaled $17.0 million. Our funding sources consist of an established federal funds lines with a regional correspondent bank totaling $12 million that had a $0 balance as of September 30, 2006, three established federal funds lines with third party banks totaling $21 million that had outstanding balances totaling $0 as of September 30, 2006, and an established line with the FHLB that had $73 million outstanding under a total line of $106.1 million as of September 30, 2006. We believe these arrangements will be renewed at maturity.

We sell excess funds as overnight federal funds sold to provide an immediate source of liquidity. We had federal funds sold of $459,000 at September 30, 2006 and $0 at December 31, 2005.

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

Recent and Future Accounting Considerations

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the funded status of a benefit plan on its balance sheet and to recognize the gains or losses and prior service costs, not already recognized, as a component of other comprehensive income effective for fiscal years ending after December 15, 2006. Additionally, SFAS 158 requires that the defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end balance sheet effective for fiscal years ending after December 15, 2008.

In September 2006, the Emerging Issues Task Force affirmed and ratified EITF Issue No. 06-04 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” For endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with Statement 106 or Opinion 12 (depending on whether a substantive plan is deemed to exist) based on the substantive agreement with the employee. For example, if the employer has effectively agreed to maintain a life insurance policy during the employee’s retirement, the cost of the insurance policy during the postretirement periods should be accrued in accordance with either Statement 106 or Opinion 12. Similarly, if the employer has effectively agreed to provide the employee with a death benefit, the employer should recognize a liability for the future death benefit in accordance with either Statement 106 or Opinion 12. This EITF is effective for fiscal years beginning after December 15, 2006 and will impact on the Company’s financial statements for fiscal year 2007.

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

Item 1A. Risk Factors.

The only material change to the risk factors disclosed in the Company’s Annual Report Form 10-K for the year ended December 31, 2005 is the increase in our nonperforming assets and watch-list credits as discussed in the Asset Quality section of Management’s Discussion and Analysis above. All other risk factors disclosed in the Company’s Annual Report Form 10-K for the year ended December 31, 2005 are applicable as of September 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon Senior Securities in the quarter.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders in the quarter.

Item 5. Other Information.

None.

Item 6. Index to Exhibits

(a)	We filed the following exhibits for the quarter ended September 30, 2006:

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.3	Bylaws as amended July 19, 2003 (incorporated herein by reference to Exhibit 3.3 of Form 10-KSB filed March 30, 2005, File No. 000-28342).

10.2*	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.3*	Severance Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.4*	Stock Option Agreement dated January 29, 2001 by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.5*	Stock Option Agreement dated January 10, 2002, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.5 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.6*	Stock Option Agreement dated July 5, 2005, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.6 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.7*	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.7 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.8*	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

10.9*	Valley Bank Supplemental Retirement Plan effective January 1, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

10.10*	Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.15 of Form 10-QSB filed November 14, 2002, File No. 33-77568).

10.11	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.16 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

10.12*	Stock Option Agreement dated February 9, 1998, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.12 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.13	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and J. Randy Woodson (incorporated herein by reference to Exhibit 10.18 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

10.14*	Stock Option Agreement dated January 21, 1999, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.14 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.15*	Stock Option Agreement dated December 16, 1999, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.15 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.16*	Stock Option Agreement dated January 29, 2001, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.16 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.17*	Stock Option Agreement dated January 10, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.17 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.18*	Stock Option Agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.18 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.19	Insurance Transfer Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.20 of Form 10-KSB filed March 30, 2004, File No. 000-28342).

10.20*	Stock Option Agreement dated July 5, 2005, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.20 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.21*	Restricted Stock Agreement dated July 5, 2005, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.21 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.22*	Stock Option Agreement dated November 11, 2004, by and between the Company and John T. McCaleb (incorporated herein by reference to Exhibit No. 10.22 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.23*	Restricted Stock Agreement dated July 5, 2005, by and between the Company and John T. McCaleb (incorporated herein by reference to Exhibit No. 10.23 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.24*	Stock Option Agreement dated November 11, 2004, by and between the Company and Andrew B. Agee (incorporated herein by reference to Exhibit No. 10.24 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.25*	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Andrew Agee (incorporated herein by reference to Exhibit No. 10.25 of Form 10-K filed March 28, 2006, File No. 33-77568).

11	Statement re Computation of Earnings per Share (filed herewith as Note 5).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-Q pursuant to Item 13(a).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

November 13, 2006	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief Executive Officer

November 13, 2006	/s/ Kimberly B. Snyder
Date	Kimberly B. Snyder, Executive Vice President and
Chief Financial Officer