Form 10-K
period 2006-12-31
VALLEY FINANCIAL CORP /VA/
filed 2007-03-23
CIK 921590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECRUITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-28342

VALLEY FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

VIRGINIA	54-1702380
(State of Incorporation)	(I.R.S. Employer Identification Number)

36 Church Avenue, S.W.

Roanoke, Virginia 24011

(Address of principal executive offices)

Registrant’s telephone number, including area code (540) 342-2265

Securities registered under Section 12(b) of the Exchange Act of 1934: None

Securities registered under Section 12(g) of the Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No par value	Nasdaq Capital Market

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

Large Accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of Valley Financial Corporation Common Stock outstanding as of March 5, 2007 was 4,125,068. The aggregate market value of Valley Financial Corporation Common Stock held by non-affiliates of Valley Financial Corporation as of March 5, 2007 (2,736,228 shares) was $34,038,676.

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for Valley Financial Corporation’s April 25, 2007 Annual Meeting of Shareholders	III

VALLEY FINANCIAL CORPORATION

FORM 10-K

December 31, 2006

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

Effective June 26, 2003, Valley Financial (VA) Statutory Trust I was established as a wholly-owned subsidiary of the Company for the purpose of issuing trust preferred securities. Effective October 16, 2002, the Bank established VB Investments, LLC as a wholly-owned subsidiary of the Bank to be a limited partner in various tax credit partnerships. The establishment of the subsidiary gives the Bank the right to utilize certain federal and state tax credits. Effective September 26, 2005, Valley Financial (VA) Statutory Trust II was established as a wholly-owned subsidiary of the Company for the purpose of issuing additional trust preferred securities. Effective December 15, 2006, Valley Financial Statutory Trust III was established as a wholly owned subsidiary of the company for the purpose of issuing additional trust preferred securities. These entities are for raising capital (in the case of the statutory trusts) or investment (in the case of the LLC) purposes.

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

Lending Activities

We offer a full range of lending services including commercial loans, residential real estate loans, construction and development loans, and consumer loans.

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

Additionally, we offer leasing services for our small business, private banking and business banking customers and prospects to access equipment, technology or other capital assets that they need to improve productivity and to facilitate growth without taking on debt or investing significant working capital. Leasing facilities do generally incorporate above-average risk as they generally require minimal initial equity investments on the part of the lessee and may include residual value risks at the time of lease maturity.

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

Asset-based loans require substantial risk management and monitoring processes which should help mitigate collateral exposures; however, these types of financing have inherently higher risk due to the ever changing status of the underlying collateral.

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

Financial Services

On June 23, 2005, Valley Wealth Management Services, Inc., (VWM) a wholly-owned subsidiary of the Bank, began offering non-deposit investment products and insurance products for sale to the public. VWM is working with Bankers Insurance, LLC, a joint effort of Virginia banks in which the Company has a small interest through its membership in the Virginia Bankers Association.

We have no immediate plans to obtain or exercise trust powers. We may in the future offer a full-service trust department, but cannot do so without the prior approval of its primary regulators, the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission, before exercise of trust powers.

Operating Revenue

The following table sets forth, for the three fiscal years ended December 31, 2006, 2005, and 2004, the percentage of total operating revenue contributed by each class of similar services which contributed 15 percent or more of total consolidated revenues of the Company during such periods.

Period	Class of Service	% of Total Revenues
December 31, 2006	Interest and fees on loans	86.08%

December 31, 2005	Interest and fees on loans	83.31%

December 31, 2004	Interest and fees on loans Interest on securities	77.46% 15.16%

Location and Service Area

Our primary service area is the Roanoke Metropolitan Statistical Area (the “Roanoke MSA”), which is the regional center for southwest Virginia, and is located approximately 165 miles west of Richmond, Virginia, 178 miles northwest of Charlotte, North Carolina, 178 miles east of Charleston, West Virginia and 222 miles southwest of Washington, D.C.

The population in the Roanoke MSA was estimated at 295,600 in 2005 per the Weldon Cooper Center for Public Services, University of Virginia. The Roanoke MSA’s growth typically is slower than that in the Commonwealth overall and in other key Virginia markets in particular. The Virginia Employment Commission reported that the Roanoke MSA had an unemployment rate of 2.9% in November 2006, compared with 4.3% nationally and 2.8% for Virginia.

The business community in the Roanoke MSA is well diversified by industry group. The principal components of the economy are retail trade, services, transportation, manufacturing and finance, insurance and real estate. The Roanoke MSA’s position as a regional center creates a strong medical, legal and business professional community. Carilion Health System, Advance Auto Parts, Lewis-Gale Hospital, and the Veterans Administration Hospital are among Roanoke’s largest employers. Other large employers include Norfolk Southern Corporation, General Electric Co., Wachovia Corporation, The Kroger Company – Mid Atlantic, and ITT Industries Night Vision.

Competition

The banking and financial service business in Virginia and in our primary market area specifically, is highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems and new competition from non-traditional financial services. We compete for loans and deposits with other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other nonbank financial service providers. In order to compete, we rely upon a service-based business philosophy, personal relationships with customers, specialized services tailored to meet customers’ needs and the convenience of office locations. In addition, we are generally competitive with other financial institutions in our market area with respect to interest rates paid on deposit accounts, interest rates charged on loans and other service charges on loans and deposit accounts.

Our market area is a highly concentrated, highly branched banking market. Currently, the Bank, Bank of Botetourt, Bank of Fincastle, and Hometown Bank are the only locally owned and operated commercial banks. Most competitors are subsidiaries of holding companies headquartered in North Carolina, Georgia, Tennessee, and Northern Virginia. Numerous credit unions operate additional offices in the Roanoke MSA. Further, various other financial companies, ranging from local to national firms, provide financial services to residents of the Bank’s market area.

We believe that the Bank will continue to be able to compete effectively in this market, and that the community reacts favorably to our community bank focus and emphasis on service to small businesses, individuals and professional concerns.

Employees

At December 31, 2006 the Bank had 115 full-time employees and 5 part-time employees.

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

The BHCA. The BHCA is administered by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and the Company is required to file periodic reports and such additional information as the Federal Reserve may require. The Federal Reserve Board also is authorized to examine the Company and its subsidiaries. The BHCA, with limited exceptions, requires every bank holding company to obtain prior Federal Reserve approval before the Company can acquire the assets or more than 5% of the voting shares of another bank or merge with another bank holding company.

The BHCA and the Change in Bank Control Act also generally require regulatory approval before “control” of the Company can be acquired as defined in the statutes and regulations.

Under the BHCA, the Company is generally limited to conducting directly or indirectly only banking activities or nonbanking activities the Federal Reserve has found to be closely related to banking.

The Federal Reserve imposes certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.

The Virginia Banking Act. . The Company is a registered bank holding company with the Bureau of Financial Institutions of the State Corporation Commission of Virginia (the “Virginia Commission”) under the Virginia Act. The Company must provide the Virginia Commission with information concerning its financial condition, operations, management, intercompany relationships of the holding company and its subsidiaries and with other information required by the Virginia Commission. The Company and its subsidiaries are also examined by the Virginia Commission. The Virginia Act requires prior approval of the Virginia commission for the Company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any Virginia bank or any other bank holding company. The Virginia Act generally permits bank holding companies from throughout the United States to enter the Virginia market, subject to federal and state approval.

Financial Modernization Legislation/Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (the “GLBA”), enacted on November 12, 1999, broadly rewrote financial services legislation. The GLBA repealed affiliation and management interlock prohibitions of the Depression-era Glass-Steagall Act and added new substantive provisions to the non-banking activities permitted under the BHCA with the creation of the financial holding company. Subject to restrictions the GLBA permits financial holding companies to directly engage in a broader range of activities than are permissible for a bank holding company. These include underwriting insurance, providing investment advice and underwriting securities among others.

In order for a bank holding company to qualify as a financial holding company, all of its depository subsidiaries (i.e., banks and thrifts) must be well capitalized and well managed, and must have a satisfactory Community Reinvestment Act (“CRA”) rating. The bank holding company also must declare its intention to become a financial holding company to the Federal Reserve.

The Company meets all of the requirements to become a financial holding company, but currently has not made an election with the Federal Reserve to become a financial holding company.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 was signed into law on July 30, 2002. It comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies with equity or debt securities registered under the Securities Exchange Act of 1934. Compliance with this complex legislation and with subsequent Securities and Exchange Commission rules has since been a major focus of all public corporations in the United States, including the Company. Among the many significant provisions of the Sarbanes-Oxley Act, Section 404 and related Securities and Exchange Commission rules created increased scrutiny by internal and external auditors of our systems of internal controls over financial reporting. These ongoing and extensive efforts are designed to insure that our internal controls are effective in terms of both design and operation, but compliance is very costly, especially for community banking companies like ours.

The Bank

General. The Bank is a state-chartered commercial bank organized under the laws of the Commonwealth of Virginia, and is subject to examination by the Federal Reserve and the Virginia Commission. The regulators monitor all areas of the Bank’s operations. The Bank is required to prepare quarterly and annual reports on the Bank’s financial condition and results of operations. The Bank also is required to adopt internal control structures and procedures in order to safeguard assets and monitor and reduce risk exposure. While considered appropriate for the safety and soundness of banks, these requirements adversely impact overhead costs.

The Bank Insurance Fund (the “BIF”) is maintained for commercial banks with insurance premiums from the industry, including the Bank, used to offset losses from insurance payouts when banks fail. Also, the Bank is charged a deposit-based assessment by the FDIC in connection with the so-called Financing Corporation (“FICO”) bonds issued by the federal government to finance the savings and loan industry bailout. Deposit insurance premiums vary with the strength of the banking industry, the level of the BIF insurance fund and the Bank’s individual risk rating as determined by the FDIC, and there can be no assurance that premiums will remain at their current level.

Transactions with Affiliates. The Federal Reserve Act restricts the amount and prescribes conditions with respect to loans, investments, asset purchases and other transactions between the Company and the Bank. These restrictions limit the freedom of the Company and the Bank to engage in transactions between them.

The Bank is subject to restrictions on the aggregate amount, terms and risks associated with extensions of credit to executive officers, directors, principal shareholders, and their related interests.

Branching and Bank Acquisitions. The Bank may branch without geographic restriction in Virginia. In addition, the federal Interstate Banking and Branching Efficiency Act of 1994 allows bank holding companies to acquire banks in any state, without regard to state law, except for state laws relating to the minimum amount of time a bank must be in existence to be acquired. While giving the Bank increased expansion opportunities, these laws also increase competition in the Bank’s markets.

Community Reinvestment Act. The federal Community Reinvestment Act (“CRA”) requires that the federal banking regulators evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The regulations place substantial importance on a bank’s product delivery system, particularly branch locations and require banks to comply with significant data collection requirements. A CRA assessment is required for any bank to, among other things, establish a new or relocate a branch office or merge or acquire the assets or assume the liabilities of a federally regulated financial institution. It is likely that banks’ compliance with the CRA, as well as other fair lending laws, will face ongoing government scrutiny and that costs associated with compliance will continue to increase. The Bank received a “Satisfactory” rating pursuant to its latest CRA examination.

Other Regulations. Laws restrict the interest and charges which the Bank may impose for certain loans. The Bank’s loan operations also are subject to certain federal laws, such as the Truth in Lending Act, the Home Mortgage Disclosure Act, the Equal Credit Opportunity Act, and the Fair Credit Reporting Act. The deposit operations of the Bank also are subject to the Truth in Savings Act, the Right to Financial Privacy Act, the Electronic Funds Transfer Act and Regulation E, the Expedited Funds Availability Act and Regulation CC, and the Bank Secrecy Act. These and other similar laws result in significant costs to financial institutions and create the potential for liability to customers and regulatory authorities. Recently regulatory authorities have imposed significant penalties for inadequate compliance.

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

In an effort to achieve a measure of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, the federal bank regulatory authorities have adopted risk-based capital adequacy guidelines that define capital ratios to take into account assessments of risks related to each balance sheet category, as well as off-balance sheet financing activities.

To supplement the risk-based capital guidelines, the federal bank regulatory agencies also have imposed a leverage ratio. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank or bank holding company may leverage its equity capital base. Institutions receiving less than the highest composite examination ratings are required to maintain a leverage ratio of at least 100 basis points above the regulatory minimum.

At December 31, 2006, the Company and the Bank had the following risk-based capital and leverage ratios relative to regulatory minimums:

Capital Ratios

Ratio	Company 12/31/06	Bank 12/31/06	Minimum Required for Capital Adequacy Purposes
Tier 1	9.1%	9.1%	4%

Total	11.2%	10.2%	8%

Leverage	7.9%	7.9%	4%

The regulations define five categories of compliance with regulatory capital requirements, ranging from “well capitalized” to “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2006 the Company and the Bank qualified as “well-capitalized” institutions (see Note 16 to the Consolidated Financial Statements).

The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to take certain corrective measures, including adopting a capital restoration plan. Bank holding companies can be called upon to boost their subsidiary banks’ capital and to partially guarantee the institutions’ performance under their capital restoration plans. If this occurs, capital which otherwise would be available for holding company purposes, including possible distribution to shareholders, would be required to be down streamed to one or more subsidiary banks.

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (USA Patriot Act). The USA Patriot Act of 2001 (the “Patriot Act”) contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The Patriot Act requires such financial institutions to implement policies and procedures to combat money laundering and the financing of terrorism, including the adoption of effective customer identification programs. Federal bank regulatory agencies must consider the effectiveness of anti-money laundering activities by a financial institution when reviewing bank mergers and bank holding company acquisitions. Compliance with the Patriot Act by the Company has not had a material impact on its results of operations or financial condition.

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

If there is a significant economic downturn in our primary market area, our credit risk could be adversely affected and result in loss.

Because 93% of our loans are made in our primary market area and we have a concentration in commercial real estate, our loan portfolio, as a whole, could be more severely impacted and our performance adversely affected if the primary market area suffers a significant or prolonged period of economic downturn.

If market interest rates increase, our net interest income can be negatively affected in the short term.

Because we have recently become more liability sensitive during 2006, our interest-bearing liabilities (deposits) reprice sooner than our interest-bearing assets (loans). As a result, in a period of increasing interest rates, our net interest income can be negatively affected in the short term.

Our market has a concentration of large and small banks. If the large bank competition increases or focuses more heavily on our market, our business could suffer. Additionally, our ability to attract and retain deposits without adverse margin compression could be affected by competition from smaller banks.

Financial services in our market area is highly competitive, with a number of commercial banks, credit unions, insurance companies and stockbrokers seeking to do business with our customers. The large banks in our market can achieve greater economies of scale due to their financial strength and marketing clout. If these large banks focus more attention on our market, we could lose customers and our business could suffer. At the same time, our net interest margin could come under pressure if we are forced to compete locally with the smaller banks for deposits.

We offer several forms of specialized asset-based lending to our commercial business customers which require substantial risk management and monitoring processes. Therefore, our credit administration process becomes a more critical function in maintaining asset quality. A failure in the effectiveness of this process may adversely impact our loan underwriting or monitoring and in either case, negatively affect our asset quality.

Asset quality is a core value of our Company and the credit administration process is critical to maintaining that core value in both the underwriting of new loans as well as the monitoring of existing loans. We have established policies, procedures, and systems that are designed to enhance our ability to perform the credit administration function effectively to preserve asset quality. However, if the policies, procedures and/or systems fail or are inadequately followed, we may face the potential of loss, which could have a material impact on our results from operations.

If we experience a further deterioration in our asset quality, our performance, our ability to raise capital, and the value of our common stock could be negatively affected.

Our business strategy calls for continued growth and our growth may be constrained if we are unable to raise additional capital as needed. While we anticipate that we will be able to support our growth through the generation of net income, additional deposits, and investment opportunities. However, we may need to raise additional capital in the future to support our continued growth and to maintain our capital levels. Our ability to raise capital through the sale of additional securities in the public market will depend primarily upon our financial condition and the condition of financial markets at that time. We may not be able to obtain additional capital in the amounts or on terms satisfactory to us.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our main office is located in a seven-story office building at 36 Church Avenue, S.W., in downtown Roanoke, Virginia 24011, which we lease five floors. The lease on all floors terminates on December 31, 2009 with options to renew for three additional five-year terms at the end of the December 31, 2009 extension period. Additionally, we lease our South Roanoke, Salem and our Grandin Road offices. We own our Starkey Road, Hershberger, Vinton and Lewis Gale offices.

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

Market information. The Company is authorized to issue up to 10,000,000 shares of Common Stock, no par value, of which 4,125,068 shares were issued and outstanding and held of record by approximately 447 shareholders at March 5, 2007.

The Common Stock is quoted under the symbol VYFC on the Nasdaq Capital Market. According to information obtained by Company management and believed to be reliable, the quarterly range of closing prices per share for the Common Stock during the last two fiscal years was as follows:

	2006		2005
Quarter Ended	High Close	Low Close	High Close	Low Close
March 31	$13.80	$13.80	$14.25	$12.93
June 30	$13.67	$13.67	$13.18	$11.93
September 30	$13.00	$13.00	$13.18	$11.93
December 31	$13.10	$13.10	$13.00	$11.44

Dividends. On April 26, 2006 the Company declared a $0.07 per share cash dividend, payable July 1, 2006 to shareholders of record June 1, 2006. On November 16, 2006 the Company declared a $0.07 per share cash dividend, payable January 2, 2007 to shareholders of record December 1, 2006. The Company declared two semi-annual dividends, one at $0.06 per share and the second at $0.07 per share during the year ended December 31, 2005. See “Supervision and Regulation” and Note 15 to the Consolidated Financial Statements for restrictions on the payment of dividends.

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Valley Financial Corporation Key Employee Incentive Plan (approved by security holders)	256,402	$7.21	200,258
Individual Stock Option Agreements (approved by security holders)	82,098	$3.18	0
Equity compensation plans not approved by security holders	0	$0.00	0

Total	338,500		200,258

As of December 31, 2006 there were no compensation plans, including individual compensation arrangements, under which equity securities of the Company are authorized for issuance that have not been approved by a vote of security holders.

Item 6.	Selected Financial Data

Selected Financial Data

(000’s omitted)

	2006	2005	2004	2003	2002
For the Year
Net interest income	$15,680	$13,599	$10,929	$9,465	$8,274
Noninterest income	2,212	1,596	1,358	1,326	837

Total revenue	17,892	15,195	12,287	10,791	9,111
Noninterest expense	12,051	9,192	7,807	6,454	5,371
Provision for loan losses	2,796	1,297	633	966	610
Tax provision	163	1,314	1,023	771	871

Net income	$2,882	$3,392	$2,824	$2,600	$2,259

Per Common Share
Basic net income	$0.70	$0.83	$0.75 *	$0.71 *	$0.62 *
Diluted net income	0.68	0.80	0.70 *	0.67 *	0.60 *
Cash dividends declared	0.14	0.13	0.12	0.00	0.00
* adjusted as necessary to reflect the 3 for 2 stock split effective May 30, 2002 and the 2 for 1 stock split effective May 31, 2004

At Year-End
Assets	$591,936	$498,949	$373,979	$309,133	$248,846
Securities	73,617	57,989	71,475	66,195	42,405
Loans, gross	471,052	414,377	282,774	222,598	185,647
Reserve for loan losses	(5,658)	(4,124)	(2,989)	(2,566)	(2,014)
Deposits	441,489	365,316	279,333	223,022	182,243
Short-term borrowings	25,000	23,000	15,000	15,000	10,000
Long-term debt	48,000	37,000	37,000	37,000	30,000
Trust preferred securities	16,496	11,341	4,124	4,124	0
Total shareholders’ equity	33,401	30,715	28,316	21,562	19,024

Ratios
Return on average assets	0.54%	0.79%	0.82%	0.93%	1.02%
Return on average equity	8.67%	11.42%	12.00%	12.89%	12.89%
Dividend payout ratio	20.51%	16.25%	17.14%	0.0%	0.0%
Average equity to average assets	6.11%	6.93%	6.81%	7.18%	7.90%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2006, 2005 and 2004. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto.

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

We establish the allowance for loan losses through charges to earnings through a provision for loan losses. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be appropriate to absorb probable losses on existing loans that may become uncollectible. Some of the factors we consider in determining the appropriate level of the allowance for loan losses are as follows:

•	An evaluation of the current loan portfolio

•	Identified loan problems

•	Loan volume outstanding

•	Past loss experience

•	Present and expected industry and economic conditions and, in particular, how such conditions relate to our market area.

•	Problem loan trends over a 3-year historical time period

•	Loan growth trends over a 3-year historical time period

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

The Company’s investment in the Bank was $44.4 million as of December 31, 2006 and $39.0 million as of December 31, 2005.

Performance Summary

The following table shows our key performance ratios for the years ended December 31, 2006, 2005, and 2004:

Key Performance Ratios
	12 Months Ended 12/31/06	12 Months Ended 12/31/05	12 Months Ended 12/31/04
Return on average assets	0.54%	0.79%	0.82%
Return on average equity (1)	8.67%	11.42%	12.00%
Net interest margin (2)	3.14%	3.42%	3.45%
Cost of funds	3.85%	2.76%	2.17%
Yield on earning assets	6.93%	6.13%	5.57%
Basic net earnings per share	$0.70	$0.83	$0.75
Diluted net earnings per share	$0.68	$0.80	$0.70

All percentage calculations are on an annualized basis.

1.	The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.
2.	Calculated on a fully taxable equivalent basis (“FTE”)

Our performance has been adversely affected by three major factors during 2006. First, as shown above, our net interest margin continues to experience compression from the flat yield curve and the intense competition for deposits. As such, our cost of funds has increased by 109 basis points as compared with an increase of only 80 basis points in our yield on earning assets. Although we do believe this compression pressure may continue to be a challenge in 2007, we do not anticipate we will experience the level of deterioration that occurred in 2006. Second, we continue to experience minimal growth in our noninterest-bearing accounts. This is an industry-wide phenomenon and one not likely to change anytime soon. Finally, our performance was significantly impacted by the actions taken during the fourth quarter due to an increase in non-performing loans. Five loans aggregating an approximate outstanding principal balance of $4.1 million to a commercially oriented enterprise and its majority owner were placed on non-accrual status effective December 1, 2006, which resulted in a loss of interest income of $30,000 in December. The borrowers failed to meet the principal repayment terms of their loans and actions to collect the loans were initiated on December 12, 2006. At this time, we believe the loans are not adequately secured; therefore, a special provision was made to the loan loss reserve in the amount of

$776,200 to reflect the potential exposure that we deem to exist. Additionally, during the fourth quarter of 2006, we charged off $1.25 million of a previously disclosed commercial credit relationship that had been placed on non-accrual status during the first quarter of 2006. A successful resolution of this credit situation did not occur prior to December 31, 2006, resulting in the charge-off. We had reserved $1.2 million earlier in 2006 in anticipation of this loss. As of December 31, 2006, we had three loans aggregating a total of $2.2 million included in our investment of impaired loans related to this commercial credit relationship. We continue to monitor this relationship very closely due to the high level of risk and recognize that we may record additional losses if the customer is not able to become profitable. In total, the Company had lost interest income of $293,700 for the year as a result of this credit.

Our return on average assets for the three months ended December 31, 2006 dropped from 0.72% in September to 0.12% and our return on average equity dropped to 1.92% for the three months ended December 31, 2006 as compared to 11.61% during the third quarter of 2006.

Growth

The following table shows our key growth indicators:

Key Growth Indicators (000’s omitted)
	12 Months Ended 12/31/06	12 Months Ended 12/31/05	12 Months Ended 12/31/04
Investment securities	$73,617	$57,989	$71,475
Loans, net	$465,394	$410,253	$279,785
Deposits	$441,489	$365,316	$279,333
Total assets	$591,936	$498,949	$373,979

Total assets at December 31, 2006 were $591.9 million, up $93.0 million or 19% from $498.9 million at December 31, 2005. The principal components of the Company’s assets at the end of the period were $16.6 million in federal funds sold, $53.5 million in securities available-for-sale, including restricted equity securities, $20.1 million in securities held-to-maturity, and $471.0 million in gross loans. Total assets at December 31, 2005 were up $125.0 million or 33% from $374.0 million at December 31, 2004. The principal components of the Company’s assets at December 31, 2005 were $37.6 million in securities available-for-sale, including restricted equity securities, $20.8 million in securities held to maturity, and $414.4 million in gross loans.

Total liabilities at December 31, 2006 were $558.5 million, up from $468.2 million at December 31, 2005, an increase of $90.3 million or 19.3%, with the increase primarily represented by an $76.1 million growth in deposits, a $5.2 million increase in guaranteed preferred beneficial interests in the Company’s junior subordinated debentures, an $2.0 million increase in short-term borrowings, an $11.0 million increase in long term borrowings, a $10.8 million increase in securities sold under agreements to repurchase, a $2.2 million increase in other liabilities, offset by a $17.0 million decrease in federal funds purchased. Total liabilities at December 31, 2005 were $468.2 million, up from $345.7 million at December 31, 2004, an increase of $122.5 million or 35%. Deposits increased $86 million or 31% to $365.3 million from the $279.3 million level at December 31, 2004.

We intend to continue to execute our business model by focusing on our core business and stressing personal service to satisfy customers, although we constantly evaluate the effectiveness of the model. We have intentionally slowed the growth of the Bank as compared to 2005. Annualized growth rates for assets, loans and deposits during 2006 are substantially less than the growth rates achieved in 2005. However, the rates of growth remained at double-digit levels. Competition for deposits has heightened significantly and our ability to fund loan growth will be dependent upon our ability to grow our deposit base at a reasonable cost. During 2006, we were successful in reducing our overall reliance on certificates of deposits by raising approximately $50 million of new deposits in our new money market product, which is tied to the WSJ Prime rate. Additionally, as intended, 2006 was the first year since 2003 that our deposit growth outpaced our loan growth. We believe our consistent double-digit growth rates in both loans and deposits demonstrate the preference of local businesses and individuals to seek the high degree of personalized service and local decision-making offered by Valley Bank.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2006 was $33.4 million, an increase of $2.7 million or 9% over the $30.7 million level at December 31, 2005. The increase is attributable to net income of $2.9 million, proceeds from the exercise of stock options of $0.1 million, $0.1 million due to the expensing of stock options, an increase in accumulated other comprehensive income of $0.2 million, all offset by dividends declared of $0.6 million. Total shareholders’ equity at December 31, 2005 was $30.7 million, an increase of $2.4 million or 8% in 2005 from the December 31, 2004 level of $28.3 million. The increase from December 31, 2004 to December 31, 2005 was attributable to an increase of $3.4 million in retained earnings, offset by the decrease in accumulated other comprehensive income of $0.5 million and dividends declared of $0.5 million.

Net Income

We earned net income of $2.9 million for the year ended December 31, 2006, a decrease of 15% over the $3.4 million reported for the same period in 2005. Net income for the three months ended December 31, 2006 was $0.2 million, a decrease of 86% over the $1.1 million reported for the fourth quarter of 2005. The biggest factor contributing to the decrease in net income for both periods is significant increase in the provision for loan loss as a result of the increase in non-performing loans.

We earned net income of $3.4 million for the year ended December 31, 2005 compared with $2.8 million for the year ended December 31, 2004, an increase of $0.6 million or 21%. Net income for the three months ended December 31, 2005 was $1.1 million, an increase of 22% over the $0.9 million reported for the fourth quarter of 2004.

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

Net interest income for the year ended December 31, 2006 was $15.7 million, a 15% increase when compared to December 31, 2005. Net interest income for the quarter ended December 31, 2006 was $4.0 million, a 3% increase over the same period last year. Net interest income for the year ended December 31, 2005 was $13.6 million, a 25% increase over the $10.9 million level at December 31, 2004. Net interest income for the quarter ended December 31, 2005 was $3.9 million, a 26% increase when compared to the quarter ended December 31, 2004. The yield on average loans increased in 2006 by 0.12% to 7.21% from its level of 6.42% in 2005. The overall tax equivalent yield on earning assets was 6.93% for the year ended 2006, as compared to 6.13% for the prior year. The yield on average loans increased in 2005 by 0.47% to 6.42% from its level of 5.95% in 2004. The overall tax equivalent yield on earning assets was 6.13% for the year ended 2005, as compared to 5.57% for the prior year.

The following table presents the major categories of interest-earning assets, interest-bearing liabilities and shareholders’ equity with corresponding average balances, related interest income or expense, and resulting yields and rates for the periods indicated. Where appropriate, income categories and yields have been adjusted in the table to their fully taxable equivalent basis.

NET INTEREST INCOME AND AVERAGE BALANCES (1)

(000’s omitted)

	Years Ended December 31
	2006			2005			2004
	Average Balance	Interest Income/ Expense	Rate Paid	Average Balance	Interest Income/ Expense	Rate Paid	Average Balance	Interest Income/ Expense	Rate Paid
Assets
Interest-earning assets:
Loans (2) (5)	$443,047	$31,959	7.21%	$339,665	$21,806	6.42%	$250,020	$14,884	5.95%
Investment securities
Taxable	49,431	2,340	4.73%	48,539	2,104	4.33%	55,308	2,270	4.10%
Nontaxable (3)	14,008	828	5.91%	14,936	903	6.05%	16,500	976	5.92%
Money market investments	1,444	59	4.09%	2,689	73	2.71%	4,775	60	1.26%

Total interest-earning assets	507,930	35,187	6.93%	405,829	24,886	6.13%	326,603	18,190	5.57%

Other Assets:
Reserve for loan losses	(4,810)			(3,558)			(2,815)
Cash and due from banks	8,432			8,458			6,904
Premises and equipment, net	6,900			6,403			6,135
Other assets	15,990			11,102			8,523

Total assets	534,442			428,234			345,350

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Savings, NOW and MMA	90,665	2,930	3.23%	65,820	1,462	2.22%	55,077	467	0.85%
Time deposits	254,011	11,340	4.46%	207,219	6,660	3.21%	161,941	4,395	2.71%
Repurchase agreements	14,938	534	3.57%	8,063	145	1.80%	5,930	42	0.71%
Federal funds purchased	8,316	440	5.29%	4,077	152	3.73%	1,375	23	1.67%
Trust preferred	11,526	815	7.07%	5,841	364	6.23%	4,000	186	4.65%
Long-term FHLB	38,915	2,033	5.22%	34,282	1,576	4.60%	37,000	1,580	4.27%
Short-term FHLB	29,145	1,145	3.93%	20,200	621	3.07%	15,000	236	1.57%

Total interest-bearing liabilities	447,516	19,237	3.85%	345,502	10,980	3.18%	280,323	6,929	2.47%

Noninterest-bearing liabilities
Demand deposits	52,020			51,637			39,843
Other liabilities	1,691			1,403			1,652

Total liabilities	501,227			398,542			321,818

Shareholders’ Equity, exclusive of unrealized gains/losses on AFS securities	33,215			29,692			23,532

Total liabilities and shareholders’ equity	$534,442			$428,234			$345,350

Net interest income		$15,950			$13,906			$11,261

Net interest margin (4)			3.14%			3.42%			3.45%

Legends for the table are as follows:

(1)	Averages are daily averages.
(2)	Loan interest income includes loan fees of $1.1 million, $1.1 million and $1.7 million for the years ended 2006, 2005, and 2004, respectively.
(3)	Nontaxable interest income is adjusted to its fully taxable equivalent basis using a federal tax rate of 34 percent.
(4)	The net interest margin is calculated by dividing net interest income (tax equivalent basis) by average total earning assets.
(5)	Non-accrual loans are included in the above yield calculation.

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

RATE/VOLUME ANALYSIS

(000’s omitted)

	Year Ended December 31, 2006 compared to 2005
	Volume	Rate	Net
Interest earned on interest-earning assets:
Loans	$7,220	$2,933	$10,153
Investment securities:
Taxable	39	197	236
Nontaxable	(55)	(19)	(74)
Money market investments	153	(167)	(14)

Total interest earned on interest-earning assets	7,357	2,944	10,301

Interest paid on interest-bearing liabilities:
Savings, NOW, and money markets	666	802	1,468
Time deposits	1,719	2,961	4,680
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	396	55	451
Securities sold under agreements to repurchase	180	209	389
Federal funds purchased	205	83	288
Long-term FHLB advances	227	230	457
Short-term FHLB advances	322	202	524

Total interest paid on interest-bearing liabilities	3,715	4,542	8,257

Change in net interest income	$3,642	$(1,598)	$2,044

RATE/VOLUME ANALYSIS

(000’s omitted)

	Year Ended December 31, 2005 compared to 2004
	Volume	Rate	Net
Interest earned on interest-earning assets:
Loans	$5,671	$1,251	$6,922
Investment securities:
Taxable	(309)	143	(166)
Nontaxable	(94)	21	(73)
Money market investments	(8)	21	13

Total interest earned on interest-earning assets	5,260	1,436	6,696

Interest paid on interest-bearing liabilities:
Savings, NOW, and money markets	107	888	995
Time deposits	1,358	907	2,265
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	114	64	178
Securities sold under agreements to repurchase	20	83	103
Federal funds purchased	79	50	129
Long-term FHLB advances	(123)	119	(4)
Short-term FHLB advances	102	283	385

Total interest paid on interest-bearing liabilities	1,657	2,394	4,051

Change in net interest income	$3,603	$(958)	$2,645

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

INTEREST RATE SENSITIVITY

Maturities/Repricing

(000’s omitted)

	December 31, 2006
	1 – 3 Months	4 – 12 Months	13 – 60 Months	Over 60 Months	Total
Earning Assets:
Loans, excluding nonaccruals	189,124	27,609	135,177	112,798	464,708
Investment securities	369	198	10,017	57,954	68,538
Restricted equity securities	—	—	—	5,079	5,079
Interest-bearing deposits in banks	91	—	—	—	91
Federal funds sold	16,630	—	—	—	16,630

Total earning assets	206,214	27,807	145,194	175,831	555,046

Interest Bearing Liabilities:
NOW accounts	21,951	—	—	—	21,951
Money market accounts	90,157	—	—	—	90,157
Savings	66,258	—	—	—	66,258
Time deposits	58,389	184,688	20,046	—	263,123

Total deposits	236,755	184,688	20,046	—	441,489

Repurchase agreements	21,635	—	—	—	21,635
FHLB advances	8,000	25,000	15,000	25,000	73,000
Federal funds purchased	—	—	—	—	—
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	16,496	—	—	—	16,496

Total interest bearing liabilities	282,886	209,688	35,046	25,000	552,620

Interest Rate Gap	(76,672)	(181,881)	110,148	150,831	2,426

Cumulative interest sensitivity gap	(76,672)	(258,553)	(148,405)	2,426

Ratio of sensitivity gap to total earning assets	(13.81)%	(32.77)%	19.84%	27.17%	0.44%

Cumulative ratio of sensitivity gap to total earning assets	(13.81)%	(46.58)%	(26.74)%	0.44%

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

Interest rate swaps are contracts in which a series of cash flows from interest are exchanged over a prescribed period, based upon a notional amount. The notional amount on which the interest payments are based is not exchanged. The Company entered into its first such derivative instrument in April 2006 when it entered into a forward-start interest rate swap agreement (“Agreement”) to convert a portion of its variable rate loans to a fixed rate (cash flow hedge). We entered into this agreement to protect the Bank from interest rate exposure during a period of declining rates. The effective period of the Agreement is April 19, 2007 through April 19, 2009. As of December 31, 2006, the mark-to-market adjustment, net of taxes, included in other comprehensive income for this Agreement was $70,087.

Subsequent to December 31, 2006, we terminated this interest rate swap agreement due to the shift of the Bank’s balance sheet to a more liability-sensitive position and the changing interest rate environment as compared to when the Bank entered into the Agreement. The Bank recorded a realized gain on the termination of the Agreement of $50,629.

Noninterest Income

Noninterest income is made up of several categories as shown in the following table:

Noninterest Income

(000’s omitted)

	12 months Ended 12/31/06	12 months Ended 12/31/05	2006 - 2005 % Increase/ (Decrease)	12 months Ended 12/31/04	2005 –2004 % Increase/ (Decrease)

Service charges on deposits	$992	$914	9%	$801	14%
Gain/(loss) on disposal of equipment	3	(7)	143%	(1)	(600%)
Other income	1,220	636	92%	541	18%
Realized securities gains/(losses)	(3)	53	(106%)	17	212%

Total noninterest income	$2,212	$1,596	39%	$1,358	18%

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

Noninterest Expense

Noninterest Expense

(000’s omitted)

	12 Months Ended 12/31/06	12 Months Ended 12/31/05	2006 – 2005 % Increase/ (Decrease)	12 Months Ended 12/31/04	2005 – 2004 % Increase/ (Decrease)
Compensation	$6,040	$4,743	27%	$4,292	11%
Occupancy	690	611	13%	494	24%
Equipment	544	469	16%	429	9%
Data processing	611	583	5%	506	15%
Advertising and marketing	384	278	38%	138	101%
Audit fees	276	262	5%	137	91%
Franchise and purchased tax credit expense	982	186	428%	196	(5)%
Business manager	319	244	31%	288	(15)%
Deposit expense	290	304	(5)%	199	53%
Loan expense	197	199	(1)%	140	42%
Computer software	384	316	22%	218	45%
Other expense	1,334	997	34%	770	29%

Total noninterest expense	$12,051	$9,192	31%	7,807	18%

As seen in the tables above, for the year ended December 31, 2006, the franchise and purchased tax credit expense is the largest percentage increase over the prior year. This is due to the purchase and subsequent write-off of a historical tax credit during the fourth quarter of 2006. We also experienced an increase in our advertising and marketing expenses which is primarily attributable to the television advertising costs associated with the new Prime money market account. Compensation expense continues to increase as anticipated due to the growth of the Bank. The increase in 2006 is a result of new hires as well as merit and promotional increases to all employees during the year. However, all year-end performance bonuses for 2006 for executive officers were eliminated as a result of the Company’s performance for 2006. This elimination totaled approximately $350,000. Our business manager expenses increased as compared to the prior year due to the growth of that program.

Noninterest expense for 2005 was $9.2 million, an increase of $1.4 million or 18% over their level in 2004. For 2005, advertising and marketing is the largest percentage increase due primarily to the costs associated with promoting the new branch opening, deposit generating promotions, and our new wealth management subsidiary, Valley Wealth Management Services, Inc. Additionally, audit fees increased due to the fees associated with the Sarbanes Oxley Act of 2002. Occupancy expense also increased due to the expansion of our commercial and business banking departments and loan expense increased due to the rapid growth in our loan portfolio. Compensation expense increased over the prior year due to the addition of new employees and due to merit increases throughout the year. Deposit and loan expenses both increased as a result of the rapid growth trends we experienced during 2005.

Noninterest expenses are expected to continue to increase as a direct result of business growth and expansion as well as the impact of additional regulatory burdens.

Income Taxes

During 2006, 2005, and 2004 the Company recorded federal income tax provision in the amounts of $0.2 million, $1.3 million, and $1.0 million, respectively. The anticipated federal income tax liability equates to an effective tax rate of 5.4%, 27.9%, and 26.6%, respectively. During the fourth quarter of 2006, the Bank purchased a federal historical tax credit in the amount of $838,000. The tax credit was purchased at a total cost of $713,000 and was expensed in total during 2006. Other factors contributing to the difference between the effective tax rate and the statutory rate of 34 percent include tax-exempt interest income on municipal securities, net of disallowance, and tax-exempt income earned on bank owned life insurance.

Earning Assets

Average earning assets were $507.9 million at December 31, 2006, an increase of $102.1 million or 25% over 2005. Total average earning assets were 95% of total average assets at December 31, 2006. Average loans represented the largest component of average earning assets and increased $103.3 million or 30% to $443.0 million at December 31, 2006. Average loans were 87% of average earning assets and 83% of average total assets as of December 31, 2006. Average investment securities, both taxable and nontaxable, remained relatively constant as compared December 31, 2005. Average investment securities were 12% of average earning assets and 12% of average total assets as of December 31, 2006.

Average earning assets were $405.8 million at December 31, 2005, an increase of $79.2 million or 24.3% over 2004. Total average earning assets were 95% of total average assets at December 31, 2005. Average loans represented the largest component of average earning assets and increased $89.6 million or 35.9% to $339.7 million at December 31, 2005. Average loans were 83.6% of average earning assets and 79.3% of average total assets as of December 31, 2005. Average investment securities, both taxable and nontaxable, decreased $8.3 million or 11.6% from their level as of December 31, 2004. Average investment securities were 15.7% of average earning assets and 14.9% of average total assets as of December 31, 2005.

Investment Securities

Our investment portfolio is used both for investment income and liquidity purposes. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in net shareholders’ equity. Funds not used for capital expenditures or lending activities are invested in the following:

•	Securities of the U.S. Government and its agencies

•	Treasury notes

•	Callable agency bonds

•	Noncallable agency bonds

•	Small business association pools

•	Government-Sponsored Enterprises

•	Bonds and mortgage pools issued by the following:

•	Federal Farm Credit Bank (FFCB)

•	Federal Home Loan Bank (FHLB)

•	Federal Home Loan Mortgage Corporation (FHLMC) or Freddie Mac

•	Fannie Mae

•	Mortgage-backed securities and collateralized mortgage obligations

•	Pools issued by government agencies

•	AAA rated corporate mortgage pools

•	Municipal bonds

•	Taxable general obligation and revenue issues

•	Tax-exempt general obligation and revenue issues

•	Investment grade corporate bonds

•	Restricted equity securities

•	Federal Reserve Bank of Richmond shares

•	Federal Home Loan Bank of Atlanta shares

•	Community Bankers Bank shares

Investment securities (available for sale and held to maturity), including restricted equity securities, at December 31, 2006 were $73.6 million, an increase of $15.6 million or 27% from their level of $58.0 million on December 31, 2005. The increase is attributable to purchases of $21.5 million, offset by principal prepayments, called proceeds and sales in the amount of $5.9 million. See Note 3 to the Consolidated Financial Statements.

Investment securities (available-for-sale and held-to-maturity), including restricted equity securities, at December 31, 2005 were $58.0 million, a decrease of $13.5 million or 18.9% from their level on December 31, 2004. The decrease is attributable to the principal prepayments on mortgage-backed securities and the sale of a portion of our investment portfolio to help fund our rapid loan growth.

The following table presents the composition of securities available-for-sale, which is carried at approximate market value at December 31, 2006, 2005 and 2004.

AVAILABLE FOR SALE INVESTMENT PORTFOLIO

CATEGORY DISTRIBUTION

(000’s omitted)

	December 31, 2006		December 31, 2005		December 31, 2004
	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values
U.S. Government and federal agency	$1,023	$1,021	$1,293	$1,286	$1,431	$1,445
Government-sponsored enterprises	19,435	19,269	5,472	5,378	8,422	8,459
Mortgage-backed securities	8,338	8,259	5,211	5,025	6,953	6,879
Collateralized mortgage obligations	13,375	13,014	14,661	14,194	19,360	19,120
States and political subdivisions	6,594	6,644	7,047	7,127	9,422	9,718
Corporate debt securities	200	198	200	196	200	199

Total securities available for sale	$48,965	$48,405	$33,884	$33,206	$45,788	$45,820

The following table sets forth the composition of securities held-to-maturity, which is carried at amortized cost at December 31, 2006, 2005 and 2004.

HELD TO MATURITY INVESTMENT PORTFOLIO

CATEGORY DISTRIBUTION

(000’s omitted)

	December 31, 2006		December 31, 2005		December 31, 2004
	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values
U.S. Government and federal agency	$—	$—	$—	$—	$199	$198
Government-sponsored enterprises	9,946	9,784	9,938	9,745	9,930	9,827
Mortgage-backed securities	2,360	2,297	2,898	2,836	4,016	4,023
Collateralized mortgage obligations	551	524	602	574	786	783
States and political subdivisions	7,276	7,335	7,358	7,369	7,223	7,253

Total securities held to maturity	$20,133	$19,940	$20,796	$20,524	$22,154	$22,084

The following table presents the maturity ranges of securities available-for-sale as of December 31, 2006 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION

(000’s omitted)

	Available for Sale
	December 31, 2006
	Amortized Costs	Fair Value	Yield
U.S.Government and federal agency:
Within one year	$200	$198	4.3%
After one but within five years	538	538	5.8%
After five but within ten years	—	—	—
After ten years	285	285	7.5%

Government-sponsored enterprises:
Within one year	—	—	—
After one but within five years	2,989	2,934	4.6%
After five but within ten years	4,476	4,453	5.4%
After ten years	11,970	11,882	6.1%

Obligations of states and subdivisions:
Within one year	—	—	—
After one but within five years	1,084	1,088	4.1%
After five but within ten years	1,933	1,950	4.5%
After ten years	3,577	3,606	4.5%

Corporate debt securities:
Within one year	100	100	4.2%
After one but within five years	100	98	4.1%
After five but within ten years	—	—	—
After ten years	—	—	—

Mortgage-backed securities	8,338	8,259	5.1%

Collateralized mortgage obligations	13,375	13,014	4.5%

Total	$48,965	$48,405

Total Securities by Maturity Period *
Within one year	$300	$298
After one but within five years	4,711	4,658
After five but within ten years	6,409	6,403
After ten years	15,832	15,773
Mortgage-backed securities	8,338	8,259
Collateralized mortgage obligations	13,375	13,014

Total by Maturity Period	$48,965	$48,405

*	Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

The following table presents the maturity ranges of securities held-to-maturity as of December 31, 2006 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION

(000’s omitted)

	Held to Maturity
	December 31, 2006
	Amortized Costs	Fair Value	Yield
U.S.Government and federal agency:
Within one year	$—	$—	—
After one but within five years	—	—	—
After five but within ten years	—	—	—
After ten years	—	—	—

Government-sponsored enterprises:
Within one year	—	—	—
After one but within five years	981	965	4.5%
After five but within ten years	3,966	3,917	5.2%
After ten years	5,000	4,902	6.1%

Obligations of states and subdivisions:
Within one year	—	—	—
After one but within five years	1,410	1,407	3.4%
After five but within ten years	1,060	1,073	4.0%
After ten years	4,805	4,855	5.2%

Corporate debt securities:
Within one year	—	—	—
After one but within five years	—	—	—
After five but within ten years	—	—	—
After ten years	—	—	—

Mortgage-backed securities	2,360	2,297	4.5%

Collateralized mortgage obligations	551	524	4.2%

Total	$20,133	$19,940

Total Securities by Maturity Period *
After one but within five years	$2,391	$2,372
After five but within ten years	5,026	4,990
After ten years	9,805	9,757
Mortgage-backed securities	2,360	2,297
Collateralized mortgage obligations	551	524

Total by Maturity Period	$20,133	$19,940

*	Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

Loan Portfolio

Our total gross loans were $471.1 million at December 31, 2006, an increase of $56.7 million or 14% from the $414.4 million reported one year earlier. Our ratio of total loans to total funding sources (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and trust preferred securities) stood at 85.2% at December 31, 2006, 89.2% at December 31, 2005, and 82.4% at December 31, 2004. Management seeks to maintain the ratio of loans to funding sources at a maximum of 85%.

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

The following table summarizes the loan portfolio by category for the five years ended December 31, 2006.

LOAN PORTFOLIO SUMMARY

(000’s omitted)

	Year Ended December 31,
	2006		2005		2004		2003		2002
	$	%	$	%	$	%	$	%	$	%
Commercial	93,400	19.8%	97,904	23.6	71,580	25.3	52,489	23.6	44,668	24.1
Commercial real estate	174,882	37.2%	149,684	36.1	107,186	37.9	92,563	41.6	75,378	40.6
Real estate construction	82,537	17.5%	55,810	13.5	25,404	9.0	17,622	7.9	15,727	8.5
Residential real estate	112,022	23.8%	103,272	24.9	69,819	24.7	51,917	23.3	43,541	23.4
Loans to individuals (except those secured by real estate)	8,211	1.7%	7,744	1.9	8,787	3.1	8,012	3.6	6,347	3.4

Total loans	471,052	100.0	414,414	100.0	282,776	100.0	222,603	100.0	185,661	100.0

The following table presents maturity information (based upon interest rate repricing dates) on the loan portfolio based upon scheduled repayments at December 31, 2006.

LOAN MATURITY

(000’s omitted)

	December 31, 2006
	Due within One Year	Due One to Five Years	Due After Five Years	Total
Commercial	$78,889	$13,467	$1,044	$93,400
Commercial real estate	33,808	106,671	34,403	174,882
Real estate construction	54,117	14,957	13,463	82,537
Residential real estate	12,681	36,386	62,955	112,022
Loans to individuals	4,694	2,631	886	8,211

Total loans	$184,189	$174,112	$112,751	$471,052

The following table presents maturity information based upon contractual terms and scheduled repayments at December 31, 2006.

FIXED AND VARIABLE RATE LOANS

(000’s omitted)

	Fixed		Variable
	Due Within Five Years	Due After Five Years	Due Within Five Years	Due After Five Years
Commercial	$28,333	$762	$64,023	$282
Commercial real estate	109,465	29,127	31,014	5,276
Real estate construction	5,968	5,436	63,106	8,027
Residential real estate	34,534	44,811	14,533	18,144
Loans to individuals	3,943	870	3,382	16

Total loans	$182,243	$81,006	$176,058	$31,745

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

A provision for loan losses of $2.8 million was made during 2006, an increase of $1.5 million or 115% from the $1.3 million provided during 2005. The increase in the loan loss provision is a result of an increase in non-performing loans. For the year ended December 31, 2006, our non-performing assets to total assets ratio increased from 0.72% at December 31, 2005 to 1.56%. Additionally, our loans past due more than 90 days to total loans increased from 0.10% at December 31, 2005 to 0.13% at December 31, 2006. Net charge-offs for the year ended December 31, 2006 amounted to $1.26 million. The increasing trends in our problem loans are concerning and resolving these problem credits are the top priority for senior management in 2007. As a result of these problem loan trends, management has taken several steps to strengthen the lending department, including strengthening the independence of the credit administration function, the implementation of additional training and monitoring procedures with respect to asset-based lending, and enhanced financial statement review process requiring documentation of review in a timely manner.

Effective December 1, 2006, five loans aggregating an approximate outstanding balance of $4.1 million were placed on non-accrual status. The borrowers failed to meet the principal repayment terms of their loans and actions to collect the loans were initiated on December 12, 2006. At this time, we believe the loans are not adequately secured; therefore a special provision was made to the loan loss reserve in the amount of $776,200 to reflect the potential exposure that we deem to exist. Additionally, during the fourth quarter of 2006, we charged off $1.25 million of a previously disclosed commercial credit relationship that had been placed on non-accrual status during the first quarter of 2006. We had reserved $1.2 million earlier in 2006 in anticipation of this loss. As of December 31, 2006, we had three loans aggregating a total of $2.2 million included in our investment of impaired loans related to this commercial credit relationship. We continue to monitor this relationship very closely due to the high level of risk and recognize that we may record additional losses if the customer is not able to become profitable.

Net charge-offs to average loans outstanding for the year ended December 31, 2006 was 0.29%.

A provision for loan losses of $1.3 million was made during 2005, an increase of $0.7 million or 105% from the $0.6 million provided during 2004, in recognition of our estimate of inherent risks associated with lending activities.

The allowance for loan losses was $5.7 million, $4.1 million, and $3.0 million as of December 31, 2006, 2005 and 2004, respectively. The ratio of the allowance for loan losses to total loans outstanding was approximately 1.2% at December 31, 2006, which compares to approximately 1.0% of total loans at December 31, 2005, and 1.1% of total loans at December 31, 2004 (see Note 4 to the Consolidated Financial Statements). These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions. A total of $1.1 million in special reserves was included in the balance of the allowance for loan losses as of December 31, 2006 for impaired loans, which compares to a total of $0.3 million as of December 31, 2005 and $0 million as of December 31, 2004. The $1.1 million in special reserves were concentrated in two large relationships within our overall loan portfolio.

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

The following table summarizes the loan loss experience for the five years ended December 31, 2006.

ALLOWANCE FOR LOAN LOSSES

(000’s omitted)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Balance at January 1	$4,124	$2,989	$2,566	$2,014	$1,468

Provision for loan losses	2,796	1,297	633	966	610
Recoveries:
Commercial	2	30	1	1	0
Loans to individuals	0	1	0	0	0

Charged off loans:
Commercial	(1,253)	(187)	(188)	(284)	(58)
Loans to individuals	(11)	(6)	(23)	(131)	(6)

Balance at December 31	$5,658	$4,124	$2,989	$2,566	$2,014

The following table summarizes the allocation of the allowance for loan losses for the five years ended December 31, 2006. The percentage in the table below refers to the percent of loans in each category to total loans.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(000’s omitted)

	Year Ended December 31,
	2006		2005		2004		2003		2002
	$	%	$	%	$	%	$	%	$	%
Balance at end of period applicable to:
Commercial	1,122	19.8%	974	23.6%	756	25.3%	613	23.9%	485	24.1%
Commercial real estate	2,102	37.2%	1,490	36.1%	1,133	37.9%	1,067	41.6%	818	40.6%
Real estate construction	991	17.5%	555	13.5%	269	9.0%	203	7.9%	171	8.5%
Residential real estate	1,346	23.8%	1,028	24.9%	463	15.5%	345	13.4%	260	12.9%
Loans to individuals	99	1.7%	77	1.9%	368	12.3%	338	13.2%	280	13.9%

Total Allowance	$5,658	100.0%	$4,124	100.0%	$2,989	100.0%	$2,566	100.0%	$2,014	100.0%

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

Nonperforming assets for the five years ended December 31, 2006 are detailed as follows:

NONPERFORMING ASSETS

(000’s omitted)

	December 31,
	2006	2005	2004	2003	2002
Nonaccrual loans	$6,343	$104	$150	$1,094	$—
Loans past due 90 days or more	616	423	240	—	390
Restructured loans	—	—	—	152	—
Other nonperforming loans (1)	2,265	3,062	—	—	—

Total nonperforming loans	$9,224	$3,589	$390	$1,246	$390

Foreclosed, repossessed and idled properties	—	—	1	—	196

Total nonperforming assets	$9,224	$3,589	$391	$1,246	$586

(1)	Other nonperforming loans include impaired loans which are not on nonaccrual status nor past due 90 days or more.

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

If the non-accrual loans disclosed above had performed in accordance with their original terms, additional interest income in the amount of $300,727, $1,230, and $6,000 would have been recorded for the years ended December 31, 2006, 2005 and 2004, respectively.

Additionally, the Bank’s credit risk process provides ongoing assessment of the loan portfolio’s risk profile in accordance with standard industry practices. Loan assets which do not support satisfactory risk ratings under this basis are subjected to a well-defined, ongoing management and reporting process. These “Watch List” loan assets were as follows for the five years ended December 31, 2006:

	2006	2005	2004	2003	2002
Watch List Credits	$19,562	$16,334	$17,414	$9,025	$3,094
% of Total Loans	4.15%	3.94%	6.16%	4.05%	1.67%

Other Assets

We have purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s Supplemental Executive Retirement Plan (“SERP”) and other employee benefit costs including health insurance, dental insurance, life insurance, and 401(k) employer match. Bank owned life insurance was $11.1 million at December 31, 2006, an increase of $2.2 million over the $8.9 million reported as of December 31, 2005. The increase is due to the $1.7 million purchase of additional life insurance contracts on key employees and a $0.5 million increase in the cash surrender value of the life insurance contracts.

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

The following table summarizes our total deposits for the years ended December 31, 2006, 2005 and 2004:

Deposit Summary

(000’s omitted)

	12/31/06		12/31/05		12/31/04
	$	%	$	%	$	%
Time deposits	263,123	59.60	234,809	64.28	170,919	61.19
Interest bearing & money market	93,444	21.17	50,279	13.76	56,349	20.17
Savings	66,259	15.00	60,762	16.63	4,957	1.78

Total interest bearing deposits	422,826	95.77	345,850	94.67	232,225	83.14
Noninterest demand & official checks	18,663	4.23	19,466	5.33	47,108	16.86

Total deposits	441,489	100.00	365,316	100.00	279,333	100.00

In September 2005, we implemented a deposit reclassification program that restructures interest and non-interest checking accounts so that a certain portion of the balance in each account is actually maintained in a linked Savings sub-account. The Savings portion of the combined account balance is not subject to the 10% reserve that is required for checking balances, therefore the overall daily cash reserve requirement for the Federal Reserve has been reduced. As such, for financial reporting purposes, our interest and non-interest bearing demand deposits have been reduced and our savings deposits have been increased. Had we not implemented the deposit reclassification program, at December 31, 2006, our total interest bearing and money market accounts would have been $113.6 million, savings $3.3 million, and noninterest demand and official checks $61.5 million. For December 31, 2005, our interest bearing and money market accounts would have been $66.4 million, savings $4.9 million, and noninterest demand and official checks $59.2 million.

As can be seen from the table above, we have been successful in reducing our reliance on higher-cost certificates of deposits in 2006. The Prime money market account was the primary driver to our interest bearing and money market account growth for 2006. Within the certificate of deposit category, we have marketed CDs nationally to institutional depositors, primarily banks, thrift institutions and credit unions through an Internet-based rate posting service. National market CDs at December 31, 2006 were $12.9 million, a decrease of $3.6 million from the $16.5 million reported at December 31, 2005 and represent 5% of total CDs and 3% of total deposits at December 31, 2006, as compared to 7% of total CDs and 5% of total deposits at December 31, 2005.

The following table summarizes average deposits for the years ended December 31, 2006, 2005 and 2004, not including the deposit reclassification noted above.

AVERAGE DEPOSIT MIX

(000’s omitted)

	December 31, 2006		December 31, 2005		December 31, 2004
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Interest bearing deposits:
NOW accounts	$21,929	1.9%	$19,212	1.2%	$17,019	0.6%
Money market accts	64,711	3.8%	41,928	2.1%	33,466	1.0%
Savings	4,026	0.5%	4,680	0.4%	4,592	0.2%
Time deposits > = $100,000	57,683	4.5%	44,521	3.4%	37,855	2.6%
Other time deposits	196,327	4.4%	162,698	3.2%	124,086	2.5%

Total interest bearing deposits	344,676	4.1%	273,039	2.9%	217,018	2.1%

Noninterest bearing deposits
Demand deposits	52,020	0.0%	51,637	0.0%	39,843	0.0%

Total average deposits	$396,696	3.6%	$324,676	2.4%	$256,861	1.8%

The following table presents the maturity schedule of certificates of deposit of $100,000 or more as of December 31, 2006, 2005 and 2004.

MATURITY SCHEDULE OF CERTIFICATES

OF DEPOSIT OF $100,000 OR MORE

(000’s omitted)

	December 31,
	2006	2005	2004
Three months or less	$16,372	$10,268	$9,410
Over three through 6 months	21,781	8,316	6,086
Over six through 12 months	23,091	15,415	9,696
Over 12 months	8,107	18,519	14,594

Total	$69,351	$52,518	$39,786

Short-Term Borrowings

Total short-term borrowings (including federal funds purchased and securities sold under agreements to repurchase) decreased by $4.2 million from their level of $50.8 million at December 31, 2005 to a total of $46.6 million as of December 31, 2006. Short-term borrowings at December 31, 2006 include federal funds purchased of $0 million, Federal Home Loan Bank of Atlanta (“FHLB”) borrowings in the amount of $25 million, and a commercial sweep account program in the amount of $21.6 million.

The FHLB borrowings include a $10 million adjustable rate credit which matures on December 18, 2007 and reprices quarterly on the date of each quarterly interest payment (rate of 5.35% on December 31, 2006). The second FHLB credit of $5 million matures on January 30, 2007 and reprices monthly at the 1-month LIBOR flat less one basis point (rate of 5.34% on December 31, 2006). The third FHLB borrowing is a $10 million convertible credit which matures on September 4, 2007 (rate of 3.09% on December 31, 2006). See the liquidity section for further information on the preceding borrowings.

Total short-term borrowings (including federal funds purchased and securities sold under agreements to repurchase) increased by $27.8 million from their level of $23.0 million at December 31, 2004 to a total of $50.8 million as of December 31, 2005. Short-term borrowings at December 31, 2005 included federal funds purchased of $17.0 million, FHLB borrowings in the amount of $23.0 million, and a commercial sweep account program in the amount of $10.8 million.

The commercial sweep program involves balances subject to repurchase agreements which are reported as short term borrowings rather than deposits since they are not FDIC insured. The balance in the program increased 100% from the $10.8 million reported at December 31, 2005 and increased by $5 million from $5.8 million reported at December 31, 2004. The program consists of a demand deposit account from which we invest available balances daily in securities on an overnight basis subject to repurchase. On the following business day, we repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month.

The following table presents information on each category of the Company’s short-term debt, which generally mature within one to seven days from the transaction date.

SHORT-TERM BORROWINGS

(000’s omitted)

	December 31,
	2006	2005	2004
Actual amount outstanding at period end:
Federal funds purchased	$—	$17,027	$2,187
Securities sold under agreements to repurchase	21,635	10,802	5,817
Short-term FHLB Borrowings	25,000	23,000	15,000

Weighted average actual interest rate at period end:
Federal funds purchased	—	4.26%	2.48%
Securities sold under agreements to repurchase	4.14%	2.58%	0.71%
Short-term FHLB Borrowings	4.53%	4.38%	2.39%

Maximum amount outstanding at any month-end in period:
Federal funds purchased	$18,921	$17,027	$8,203
Securities sold under agreements to repurchase	21,635	11,664	8,131
Short-term FHLB Borrowings	30,000	23,000	15,000

Average amount outstanding during period end:
Federal funds purchased	$8,316	$4,077	$1,375
Securities sold under agreements to repurchase	14,938	8,063	5,930
Short-term FHLB Borrowings	46,837	20,200	15,000

Weighted average interest rate during the period:
Federal funds purchased	5.29%	3.71%	1.70%
Securities sold under agreements to repurchase	3.58%	1.80%	0.72%
Short-term FHLB Borrowings	4.86%	3.07%	1.57%

Long-Term Borrowings

Federal Home Loan Bank advances are relatively cost-effective funding sources and provide the Company with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. The increase in advances during the year reflects the funding to support investment growth.

The Company had outstanding long-term debt with the Federal Home Bank of Atlanta in the amount of $48.0 million as of December 31, 2006, an increase of $11.0 million from the $37.0 million reported as of December 31, 2005 and December 31, 2004, respectively. This increase is made up of a $13 million convertible advance and an $8.0 million variable rate advance offset by the movement of a $10 million fixed rate advance from long-term to short-term borrowings as of December 31, 2006. See Footnote 9 of the Company’s Consolidated Financial Statements for more information on the long-term advances.

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

Valley Financial (VA) Statutory Trust II, a statutory business trust (“Trust II”), was created on September 26, 2005, at which time Trust II issued $7.0 million in aggregate liquidation amount of $1 par value preferred capital trust securities which mature December 15, 2035. Distributions are payable on the securities at a floating rate equal to 3-month LIBOR plus 1.49%, and the securities may be prepaid at par by Trust II at any time after December 15, 2010. The principal assets of Trust II are $7.2 million of the Company’s junior subordinated debentures which mature on December 15, 2035, and bear interest at a floating rate equal to the 3-month LIBOR plus 1.49%, and which are callable by the Company after December 15, 2010. All $217,000 in aggregation liquidation amount of Trust II’s common securities are held by the Company.

Valley Financial Statutory Trust III, a statutory business trust (“Trust III”) was created by the Company on December 15, 2006, at which time Trust III issued $5.0 million in aggregate liquidation amount of $1 par value preferred capital trust securities which mature January 30, 2036. Distributions are payable on the securities at a floating rate equal to the 3-month LIBOR plus 1.73%, and the securities may be prepaid at par by Trust III at any time after January 30, 2012. The principal assets of Trust III are $5,155 of the Company’s junior subordinated debentures which mature on January 30, 2037, and bear interest at a floating rate equal to the 3-month LIBOR plus 1.73%, and which are callable by the Company after January 30, 2012. All $155 in aggregation liquidation amount of Trust III’s common securities are held by the Company.

The debenture proceeds from Trust I, Trust II, and Trust III are included in our Tier 1 capital for regulatory capital adequacy purposes to the extent that they do not exceed 25% of our total Tier I capital including the securities. This amount totaled $11.2 million (of the $16 million outstanding) at December 31, 2006. The remaining $4.8 is included in the calculation of our total risk-based capital ratio as Tier 2 capital. Our obligations with respect to the issuance of Trust I, Trust II, and Trust III’s preferred securities and common securities constitute a full and unconditional guarantee of Trust I, Trust II, and Trust III’s obligations with respect to the preferred securities and common securities. Subject to certain exceptions and limitations, we may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on Trust I, Trust II, or Trust III’s preferred trust securities and common securities. As a result of the Company’s adoption of FIN 46, the Trusts’ common securities have been presented as a component of other assets.

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements, and Related Party Transactions

A summary of the Company’s significant contractual obligations and commitments is presented in the following table, with a reference to the footnote disclosure in Item 8 detailing the dollar amount by maturity.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Contractual Cash Obligations	Footnote Disclosure in Item 8 Notes to Consolidated Financial Statements
Federal Home Loan Bank advances	Footnote 9
Trust preferred securities debt	Footnote 9
Operating Leases	Footnote 7
Supplemental Executive Retirement Plan	Footnote 12

Other Commitments
Commitments to extend credit	Footnote 15
Standby Letters of Credit	Footnote 15
Derivative Financial Instruments	Footnote 15

Related Party Transactions
Related Party Transactions	Footnote 17

Capital Adequacy

Our financial position at December 31, 2006, 2005 and 2004 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. Capital ratios are in line with required regulatory minimums for a well-capitalized institution. We review the adequacy of our capital on an ongoing basis. We seek to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses and will continue to monitor the Bank capital ratios very closely due to the impact our non-accrual loans have on retained earnings and capital.

To support a continuing strong level of growth, the Company did issue on December 15, 2006, $5,000,000 of trust preferred securities through the Company’s newly formed and wholly-owned special purpose finance subsidiary, Valley Financial Statutory Trust III, a Connecticut Statutory Trust.

For the periods indicated, we had the following risk-based capital and leverage ratios:

Capital Ratios

Ratio	12/31/06	12/31/05	12/31/04
Tier 1	9.1%	9.7%	10.5%

Total	11.2%	10.8%	11.5%

Leverage	7.9%	8.8%	8.8%

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and non-pledged securities available-for-sale, at December 31, 2006, totaled $35.6 million. Our funding sources consist of an established federal funds lines with a regional correspondent bank totaling $12 million that had a $0 million balance as of December 31, 2006, three established federal funds lines with third party banks totaling $22.0 million that had outstanding balances totaling $0 million as of December 31, 2006, and an established line with the FHLB that had $73.0 million outstanding under a total line of $89.3 million as of December 31, 2006. We believe these arrangements will be renewed at maturity.

As of December 31, 2006, we had pledged approximately $89.3 million of our loan and investment portfolio balances as collateral for borrowings from the Federal Home Loan Bank. As of that date, we had approximately $16.3 million in remaining credit availability from the Federal Home Loan Bank. As of December 31, 2005 we had pledged approximately $98.6 million of our loan and investment portfolio balances as collateral for borrowings from the Federal Home Loan Bank. As of that date, we had approximately $38.6 million in remaining credit availability from the Federal Home Loan Bank.

We sell excess funds as overnight federal funds sold to provide an immediate source of liquidity. We had federal funds sold of $16.6 million at December 31, 2006, as compared to $0 at December 31, 2005 and 2004.

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

Recent and Future Accounting Considerations

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact of this pronouncement.

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

In September 2006, the Emerging Issues Task Force affirmed and ratified EITF Issue No. 06-04 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” For endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with Statement 106 or Opinion 12 (depending on whether a substantive plan is deemed to exist) based on the substantive agreement with the employee. For example, if the employer has effectively agreed to maintain a life insurance policy during the employee’s retirement, the cost of the insurance policy during the postretirement periods should be accrued in accordance with either Statement 106 or Opinion 12. Similarly, if the employer has effectively agreed to provide the employee with a death benefit, the employer should recognize a liability for the future death benefit in accordance with either Statement 106 or Opinion 12. This EITF is effective for fiscal years beginning after December 15, 2007 and will impact on the Company’s financial statements for fiscal year 2008.

In September 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS No. 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS No. 157, “Fair Value Measurement.” The Company is currently analyzing the fair value option provided under SFAS No. 159.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Valley Financial Corporation

Roanoke, Virginia

We have audited the consolidated balance sheets of Valley Financial Corporation and its subsidiary (Valley Bank) as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three year period ending December 31, 2006. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley Financial Corporation and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Elliott Davis, LLC
Galax, Virginia
March 9, 2007

Valley Financial Corporation

Consolidated Balance Sheets

December 31, 2006 and 2005

(In thousands, except share data)

	2006	2005
Assets
Cash and due from banks	$9,778	$9,746
Interest-bearing deposits in banks	91	336
Federal funds sold	16,630	—
Securities available-for-sale	48,405	33,206
Securities held-to-maturity (approximate market values of $19,940 and $20,524 in 2006 and 2005, respectively)	20,133	20,796
Restricted equity securities	5,079	3,987
Loans, net of allowance for loan losses of $5,658 at December 31, 2006 and $4,124 at December 31, 2005	465,394	410,253
Premises and equipment, net	6,873	6,590
Bank owned life insurance	11,117	8,950
Accrued interest receivable	2,954	2,073
Other assets	5,482	3,012

Total assets	$591,936	$498,949

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$18,663	$19,466
Interest-bearing deposits	422,826	345,850

Total deposits	441,489	365,316
Federal funds purchased and securities sold under agreements to repurchase	21,635	27,829
Short-term borrowings	25,000	23,000
Long-term borrowings	48,000	37,000
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	16,496	11,341
Accrued interest payable	3,133	2,129
Other liabilities	2,782	1,619

Total liabilities	558,535	468,234

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 10,000,000 shares authorized; 4,112,074 and 4,076,993 shares issued and outstanding at December 31, 2006 and 2005, respectively	17,212	16,981
Retained earnings	16,488	14,181
Accumulated other comprehensive income (loss)	(299)	(447)

Total shareholders’ equity	33,401	30,715

Total liabilities and shareholders’ equity	$591,936	$498,949

See accompanying notes to consolidated financial statements.

Valley Financial Corporation

Consolidated Statements of Income

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

	2006	2005	2004
Interest income
Interest and fees on loans	$31,959	$21,806	$14,884
Interest on securities – taxable	2,340	2,104	2,270
Interest on securities – nontaxable	547	596	644
Interest on deposits in banks	71	73	60

Total interest income	34,917	24,579	17,858

Interest expense
Interest on deposits	14,270	8,122	4,862
Interest on long-term borrowings	2,033	1,576	1,580
Interest on short-term borrowings	1,145	621	236
Interest on guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	815	364	186
Interest on federal funds purchased and securities sold under agreements to repurchase	974	297	65

Total interest expense	19,237	10,980	6,929

Net interest income	15,680	13,599	10,929

Provision for loan losses	2,796	1,297	633

Net interest income after provision for loan losses	12,884	12,302	10,296

Noninterest income
Service charges on deposit accounts	992	914	801
Realized gains (losses) on sale of securities available-for-sale	(3)	53	17
Income earned on bank owned life insurance	467	325	290
Other income on real estate loans	135	86	91
Gain (loss) on disposal of equipment	3	(7)	(1)
Other income	618	225	160

Total noninterest income	2,212	1,596	1,358

Noninterest expense
Compensation expense	6,040	4,743	4,292
Occupancy expense	690	611	494
Equipment expense	544	469	429
Data processing expense	611	583	506
Advertising and marketing expense	384	278	138
Audit fees	276	262	137
Franchise and purchased tax credit expense	982	186	196
Business manager program expense	319	244	288
Deposit expense	290	304	199
Loan expense	197	199	140
Foreclosed properties expense, net	—	(141)	12
Computer software expense	384	316	218
Other expense	1,334	1,138	758

Total noninterest expense	12,051	9,192	7,807

Income before income taxes	3,045	4,706	3,847

Income tax expense	163	1,314	1,023

Net income	$2,882	$3,392	$2,824

Earnings per share
Basic earnings per share	$0.70	$0.83	$0.75

Diluted earnings per share	$0.68	$0.80	$0.70

Weighted average shares	4,101,634	4,075,812	3,782,816

Diluted average shares	4,215,241	4,251,370	4,024,813

Dividends declared per share	$0.14	$0.13	$0.12

See accompanying notes to consolidated financial statements.

Valley Financial Corporation

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balances at December 31, 2003	3,665,502	$12,396	$8,969	$197	$21,562

Comprehensive income:
Net income	—	—	2,824	—	2,824
Unrealized losses on securities available-for-sale, net of deferred tax benefit of $84	—	—	—	(165)	(165)
Reclassification adjustment, net of deferred tax benefit of $6	—	—	—	(11)	(11)

Total comprehensive income					2,648
Issuance of stock	275,000	3,850	—	—	3,850
Stock issuance costs	—	(26)	—	—	(26)
Cash dividends declared ($0.12 per share)	—	—	(472)	—	(472)
Exercise of stock options	134,128	754	—	—	754

Balances at December 31, 2004	4,074,630	16,974	11,321	21	28,316

Comprehensive income:
Net income	—	—	3,392	—	3,392
Unrealized losses on securities available-for-sale, net of deferred tax benefit of $241	—	—	—	(433)	(433)
Reclassification adjustment, net of deferred tax benefit of $18	—	—	—	(35)	(35)

Total comprehensive income					2,924

Cash dividends declared ($0.13 per share)	—	—	(532)	—	(532)
Exercise of stock options	2,363	7	—	—	7

Balances at December 31, 2005	4,076,993	16,981	14,181	(447)	30,715

Comprehensive income:
Net income	—	—	2,882	—	2,882
Unrealized gains on securities available-for-sale, net of deferred tax benefit of $40	—	—	—	76	76
Unrealized gains on derivative not held for trading				70	70
Reclassification adjustment, net of deferred tax benefit of $1	—	—	—	2	2

Total comprehensive income					3,030

Stock compensation expense	—	82	—	—	82
Cash dividends declared ($0.14 per share)			(575)		(575)
Exercise of stock options	35,081	149	—		149

Balances at December 31, 2006	4,112,074	$17,212	$16,488	$(299)	$33,401

See accompanying notes to consolidated financial statements

Valley Financial Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

	2006	2005	2004
Cash flows from operating activities
Net income	$2,882	$3,392	$2,824
Adjustments to reconcile net income to net cash provided by operating Activities:
Provision for loan losses	2,796	1,297	633
Depreciation and amortization of bank premises, equipment and software	762	698	625
Stock compensation expense	82	—	—
Deferred income tax	(1,312)	(249)	(233)
Net (gains) / losses on sale of securities	3	(53)	(17)
Net (gains) / losses on foreclosed properties	—	(131)	8
Net (gains) / losses on equipment disposals	(3)	7	—
Net amortization of bond premiums/discounts	175	192	284
(Increase) in unearned fees	(65)	—	(3)
(Increase) in accrued interest receivable	(881)	(639)	(230)
(Increase) in other assets	(1,163)	(981)	(485)
(Increase) in value of life insurance contracts	(467)	(325)	(290)
Increase in accrued interest payable	1,004	1,079	314
Increase in other liabilities	1,229	519	502

Net cash provided by operating activities	5,042	4,806	3,932

Cash flows from investing activities
(Increase) / decrease in interest bearing deposits in banks	245	(274)	651
(Increase) in federal funds sold	(16,630)	—	—
Purchases of bank premises, equipment and software	(1,045)	(1,100)	(538)
Purchases of securities available-for-sale	(20,186)	(799)	(20,211)
Purchases of securities held-to-maturity	—	(215)	(2,368)
Purchases on restricted equity securities	(1,317)	(801)	(358)
Proceeds from sales/calls/paydowns/maturities of securities available-for-sale	4,979	12,908	14,153
Proceeds from paydowns on securities held-to-maturity	573	1,471	3,061
Principal repayments of restricted equity securities	225	315	—
Purchase of bank owned life insurance	(1,700)	(2,500)	—
Proceeds from sale of foreclosed properties	—	1,349	287
Proceeds from sale of equipment	8	—	—
Increase in loans, net	(57,872)	(132,983)	(60,383)

Net cash used in investing activities	(92,720)	(122,629)	(65,706)

Cash flows from financing activities
Increase / (decrease) in non-interest bearing deposits	(803)	(27,642)	10,440
Increase in interest bearing deposits	76,976	113,625	45,871
Proceeds from short-term borrowings	15,000	8,000	—
Principal repayments of short-term borrowings	(23,000)	—	—
Increase / (decrease) in federal funds purchased and securities sold under agreements to repurchase	(6,194)	19,825	721
Proceeds from long-term borrowings	26,000	—	—
Principal repayments of long-term borrowings	(5,000)	—	—
Proceeds from issuance of guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	5,155	7,124	—
Cash dividends paid	(573)	(489)	(228)
Proceeds from issuance of common stock	149	7	4,578

Net cash provided by financing activities	87,710	120,450	61,382

Net increase (decrease) in cash and due from banks	32	2,627	(392)

Cash and due from banks at beginning of year	9,746	7,119	7,511

Cash and due from banks at end of year	$9,778	$9,746	$7,119

See accompanying notes to the consolidated financial statements.

Valley Financial Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$18,233	$9,901	$6,615

Cash paid during the year for income taxes	$2,039	$1,754	$889

Noncash financing and investing activities
Transfer of loans to foreclosed property	$—	$1,218	$295

Reclassification of borrowings from long-term to short-term	$10,000	$—	$—

See accompanying notes to consolidated financial statements.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

Note 1. Summary of Significant Accounting Policies

General

The Bank provides traditional commercial banking services concentrated primarily in the Roanoke Valley of Virginia. However, the Bank does not currently offer trust services. As a state chartered, Federal Reserve member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve. The Bank opened for business on May 15, 1995 at its main office in the City of Roanoke, opened its second office on September 11, 1995 in the County of Roanoke, its third office on January 15, 1997 in the City of Roanoke, its fourth office in the City of Salem on April 5, 1999, its fifth office in the City of Roanoke on May 7, 2001, its sixth office in County of Roanoke on May 20, 2002, its seventh office in the City of Roanoke on December 8, 2003, and its eighth office in the City of Roanoke on May 9, 2005. Additionally, the Bank opened its wealth management subsidiary, Valley Wealth Management Services, Inc., in the City of Roanoke on June 23, 2005.

The Bank operates under a state charter issued by the Commonwealth of Virginia, and engages in the business of commercial banking. Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) and it is a member of the Federal Reserve System. Our primary purpose is to own and manage the Bank.

Effective June 26, 2003, Valley Financial (VA) Statutory Trust I was established as a wholly-owned subsidiary of the Company for the purpose of issuing trust preferred securities. Effective October 16, 2002, the Bank established VB Investments, LLC as a wholly-owned subsidiary of the Bank to be a limited partner in various tax credit partnerships. The establishment of the subsidiary gives the Bank the right to utilize certain federal and state tax credits. Effective September 26, 2005, Valley Financial (VA) Statutory Trust II was established as a wholly-owned subsidiary of the Company for the purpose of issuing additional trust preferred securities. Effective December 15, 2006, Valley Financial Statutory Trust III was established as a wholly owned subsidiary of the company for the purpose of issuing additional trust preferred securities. These entities are for raising capital (in the case of the statutory trusts) or investment (in the case of the LLC) purposes.

Critical Accounting Policies

The accounting and reporting policies of Valley Financial Corporation (“the Company”), Valley Bank (“the Bank”), and the Bank’s Statutory Trusts as discussed in Note 9, conform to generally accepted accounting principles (GAAP) and to general banking industry practices. Our policies, with respect to the methodology for determination of the allowance for loan losses, involve a high degree of complexity. Management must make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions, or estimates would cause reported results to differ materially. These critical policies and their application are reviewed periodically with our Audit Committee and Board of Directors. The following is a summary of the more significant accounting policies:

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

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

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

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

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

Loan origination fees and costs are capitalized and recognized as an adjustment to the yield on the related loan. Discounts and premiums on any purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on any purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower is unlikely to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. When facts and circumstances indicate the borrower has regained the ability to meet required payments, the loan is returned to accrual status. Past due status of loans is determined based on contractual terms.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on three basic principles of accounting: (i) Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable, (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market, and the loan balance, and (iii) SFAS No. 118, “Accounting by Creditors for Impairment of a Loan, Income Recognition and Disclosures – an amendment of SFAS 114”, which allows a creditor to use existing methods for recognizing interest income on an impaired loan.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

For the Years Ended December 31, 2006, 2005, and 2004

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment, and from time to time, we may evaluate one or more homogeneous loans as impaired. The Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Premises and Equipment

Land is carried at cost. Bank premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives:

Years
Buildings and improvements	30
Computer equipment	3
Computer software	3
Furniture and fixtures	10
Other equipment	3-10
Leasehold improvements	3-15

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

Stock-based Compensation

During the first quarter of fiscal 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 – revised 2004, “Share-Based Payment,” (“SFAS 123R”) which replaced SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. See Note 13 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

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

Diluted Earnings per Share

The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. These additional common shares would include employee equity share options, nonvested shares and similar equity instruments granted to employees. Diluted earnings per share is based upon the actual number of options or shares granted and not yet forfeited unless doing so would be antidilutive. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares.

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

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

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

Interest Rate Swap Agreements

For asset/liability management purposes, the Company may use interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Interest rate swaps are contracts in which a series of cash flows from interest are exchanged over a prescribed period, based upon a notional amount. The notional amount on which the interest payments are based is not exchanged. These swap agreements are derivative instruments and generally convert a portion of the Company’s variable-rate loans to a fixed rate (cash flow hedge), and convert a portion of its fixed-rate loans to a variable rate (fair value hedge).

The Company entered into its first cash flow hedge in April 2006 when it entered into a forward-start interest rate swap agreement (“Agreement”) to convert a portion of its variable rate loans to a fixed rate. We entered into this Agreement to protect the Bank from interest rate exposure during a period of declining rates.

Cash flows resulting from derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and due from banks: The carrying amounts reported in the balance sheet for cash and due from banks approximate their fair values.

Interest-bearing deposits in banks: Fair values for time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

Federal funds sold: Due to the short-term nature of these assets, the carrying values of these assets approximate their fair value.

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

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

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

Bank owned life insurance: The carrying amount reported in the balance sheet approximate fair value as it represents the cash surrender value of the life insurance.

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

Federal funds purchased and securities sold under agreements to repurchase: Due to the short-term nature of these assets, the carrying values of these assets approximate their fair value.

Short-term debt: The carrying amounts of short-term debt approximate their fair values.

Other debt: The fair values of other debt is estimated using a discounted cash flow calculation that applies contracted interest rates being paid on the debt to the current market interest rate of similar debt.

Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures: The fair values of guaranteed preferred beneficial interests in the Company’s junior subordinated debentrues is estimated using a discounted cash flow calculation that applies contracted interest rates being paid on the debt to the current market interest rate of similar debt.

Other liabilities: For fixed-rate loan commitments, fair value considers the difference between current levels of interest rates and the committed rates. The carrying amount of other liabilities approximates fair value as the estimated value of loan commitments approximates the fees charged.

Reclassification

Certain reclassifications have been made to the financial statements of the prior year to place them on a comparable basis with the current year. Net income and shareholders’ equity previously reported were not affected by these reclassifications.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact of this pronouncement.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires an employer to recognize the funded status of a benefit plan on its balance sheet and to recognize the gains or losses and prior service costs, not already recognized, as a component of other comprehensive income effective for fiscal years ending after December 15, 2006. Additionally, SFAS 158 requires that the defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end balance sheet effective for fiscal years ending after December 15, 2008. Management is currently evaluating the impact of this pronouncement.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

Note 1. Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In September 2006, the Emerging Issues Task Force affirmed and ratified EITF Issue No. 06-04 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” For endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with Statement 106 or Opinion 12 (depending on whether a substantive plan is deemed to exist) based on the substantive agreement with the employee. For example, if the employer has effectively agreed to maintain a life insurance policy during the employee’s retirement, the cost of the insurance policy during the postretirement periods should be accrued in accordance with either Statement 106 or Opinion 12. Similarly, if the employer has effectively agreed to provide the employee with a death benefit, the employer should recognize a liability for the future death benefit in accordance with either Statement 106 or Opinion 12. This EITF is effective for fiscal years beginning after December 15, 2007 and will impact on the Company’s financial statements for fiscal year 2008.

In September 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS No. 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS No. 157, “Fair Value Measurement.” The Company is currently analyzing the fair value option provided under SFAS No. 159.

Note 2. Restrictions on Cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average reserve balances. The daily cash reserve requirement for the week including December 31, 2006 was $65, less cash on hand in the amount of $1,152, or a net of $0. The daily cash reserve requirement for the week including December 31, 2005 was $211, less cash on hand in the amount of $1,067, or a net of $0.

As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of December 31, 2006 and December 31, 2005 was $250.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

Note 3. Securities

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale as of December 31, 2006 and 2005 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
2006
U.S. Government and federal agency	$1,023	$—	$2	$1,021
Government-sponsored enterprises*	19,435	21	187	19,269
Mortgage-backed securities	21,713	111	551	21,273
States and political subdivisions	6,594	64	14	6,644
Corporate debt	200	—	2	198

	$48,965	$196	$756	$48,405

2005
U.S. Government and federal agency	$1,293	$—	$7	$1,286
Government-sponsored enterprises*	5,472	—	94	5,378
Mortgage-backed securities	19,872	—	653	19,219
States and political subdivisions	7,047	105	25	7,127
Corporate debt	200	—	4	196

	$33,884	$105	$783	$33,206

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity as of December 31, 2006 and 2005 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
2006
U.S. Government and federal agency	$—	$—	$—	$—
Government-sponsored enterprises*	9,946	—	162	9,784
Mortgage-backed securities	2,911	—	90	2,821
States and political subdivisions	7,276	89	30	7,335

	$20,133	$89	$282	$19,940

2005
U.S. Government and federal agency	$—	$—	$—	$—
Government-sponsored enterprises*	9,938	—	193	9,745
Mortgage-backed securities	3,500	—	90	3,410
States and political subdivisions	7,358	52	41	7,369

	$20,796	$52	$324	$20,524

*	Such as FNMA, FHLMC and FHLB.

The following tables detail unrealized losses and related fair values in the Bank’s available-for-sale and held-to-maturity investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2006.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

Note 3. Securities, continued

Temporarily Impaired Securities in AFS Portfolio

2006	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprises*	$6,904	$95	$12,216	$379	$19,120	$474
Mortgage-backed securities	—	—	9,220	266	9,220	266
Corporate debt	—	—	198	2	198	2
State and political Subdivisions	1,214	4	1,103	10	2,317	14

Total temporarily impaired securities	$8,118	$99	$22,737	$657	$30,855	$756

Temporarily Impaired Securities in HTM Portfolio

2006	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprises*	$—	$—	$10,308	$189	$10,308	$189
Mortgage-backed securities	—	—	2,297	63	2,297	63
State and political subdivisions	1,754	3	1,913	27	3,667	30

Total temporarily impaired securities	$1,754	$3	$14,518	$279	$16,272	$282

This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2006.

Temporarily Impaired Securities in AFS Portfolio

2005	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprises*	$3,865	$53	$2,452	$48	$6,317	$101
Mortgage-backed securities	2,790	47	16,413	606	19,203	653
Corporate debt	98	1	98	3	196	4
State and political subdivisions	1,548	13	597	12	2,145	25

Total temporarily impaired securities	$8,301	$114	$19,560	$669	$27,861	$783

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

Note 3. Securities, continued

Temporarily Impaired Securities in HTM Portfolio

2005	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government-sponsored enterprises*	$3,899	$39	$5,846	$154	$9,745	$193
Mortgage-backed securities	2,263	42	1,147	48	3,410	90
State and political subdivisions	1,382	7	1,245	34	2,627	41

Total temporarily impaired securities	$7,544	$88	$8,238	$236	$15,782	$324

*	Such as FNMA, FHLMC and FHLB.

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based upon this evaluation, there are three mortgage-backed securities with net additional unrealized losses greater than $5 at December 31, 2006 when compared to December 31, 2005. In all cases, these specific mortgage-backed securities were purchased in the summer of 2003 when interest rates were at their lowest. The prepayment speeds have decreased on these loans due to the increase in interest rates and as a result, the yield curve has been pushed out on these loans. There are no issues with the underlying collateral for these investments. Management believes all unrealized losses presented in the tables above are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The amortized costs and approximate fair values of available-for-sale securities as of December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

2006	Amortized Costs	Fair Values
Due in one year or less	$300	$298
Due after one year through five years	4,711	4,658
Due after five years through ten years	6,410	6,403
Due after ten years	15,832	15,773
Mortgage-backed securities	21,712	21,273

	$48,965	$48,405

The amortized costs and approximate fair values of held-to-maturity securities as of December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

2006	Amortized Costs	Fair Values
Due after one year through five years	$2,391	$2,371
Due after five years through ten years	5,026	4,991
Due after ten years	9,806	9,758
Mortgage-backed securities	2,910	2,820

	$20,133	$19,940

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

Note 3. Securities, continued

Securities (excluding restricted equity securities) with amortized costs of $58,329 and $40,604 as of December 31, 2006 and 2005, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Restricted equity securities consist of Federal Home Loan Bank stock in the amount of $4,275 and $3,443, Federal Reserve Bank stock in the amount of $744 and $483, and Community Bankers Bank stock in the amount of $60 as of December 31, 2006 and 2005, respectively. Restricted equity securities are carried at cost. The Federal Home Loan Bank requires the Bank to maintain stock in an amount equal to 0.20% of total assets as of December 31 of the prior year and 4.5% of outstanding borrowings. The Federal Reserve Bank of Richmond requires the Bank to maintain stock with a par value equal to 6% of its outstanding capital; however, the Federal Reserve Bank only requires the Bank to pay 50% of the par value of the stock. Community Bankers Bank stock is restricted in the fact that the stock may only be repurchased by that Company.

Note 4. Loans Receivable

The major components of loans in the consolidated balance sheets at December 31, 2006 and 2005 are as follows:

	2006	2005
Commercial	$93,400	$97,904
Real estate:
Construction and land development	82,537	55,810
Residential, 1-4 families	112,022	103,272
Commercial	174,848	149,684
Consumer	8,211	7,744

	471,018	414,414

Unearned loan origination costs, net of fees	—	(2)
Deferred loan fees	34	(35)
Allowance for loan losses	(5,658)	(4,124)

	$465,394	$410, 253

Substantially all one-four family residential and commercial real estate loans collateralize the line of credit available from the Federal Home Loan Bank.

The aggregate amount of deposits that have been reclassified as loans and included in the consumer category in the above table as of December 31, 2006 was $128.

Note 5. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	2006	2005	2004
Balance, beginning	$4,124	$2,989	$2,566
Provision charged to expense	2,796	1,297	633
Recoveries of amounts charged off	5	31	1
Amounts charged off	(1,267)	(193)	(211)

Balance, ending	$5,658	$4,124	$2,989

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

Note 5. Allowance for Loan Losses, continued

An allowance determined in accordance with SFAS No. 114 and No. 118 is provided for all impaired loans. The total recorded investment in impaired loans and the related allowance for loan losses at December 31, 2006, 2005, and 2004 is as follows:

	2006	2005	2004
Impaired loans without a valuation allowance	$2,817	$—	$331
Impaired loans with a valuation allowance	6,407	3,062	59

Total impaired loans	$9,224	$3,062	$390

Valuation allowance related to impaired loans	$1,050	$344	$31

The average annual recorded investment in impaired loans and interest income recognized on impaired loans for the years ended December 31, 2006, 2005, and 2004 (all approximate) is summarized below:

	2006	2005	2004
Average investment in impaired loans	$6,265	$343	$162

Interest income recognized on impaired loans	$266	$27	$7

Interest income recognized on a cash basis on impaired loans	$306	$7	$5

Except for adequately secured advances under an asset-based lending program, no additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans totaled $6,343 and $104 as of December 31, 2006 and 2005, respectively. Loans past due more than ninety days and still accruing totaled $616 and $423 as of December 31, 2006 and 2005, respectively. Restructured loans totaled $0 as of December 31, 2006 and 2005.

Note 6. Foreclosed Properties

Expenses applicable to foreclosed properties include the following:

	Years Ended December 31
	2006	2005	2004
Net loss (gain) on sales of real estate	$—	$(131)	$12
Operating expenses, net of rental income	—	(10)	—

	$—	$(141)	$12

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

Note 7. Premises and Equipment

Components of premises and equipment and total accumulated depreciation and amortization as of December 31, 2006 and 2005 are as follows:

	2006	2005
Land and improvements	$1,697	$1,697
Building	3,330	3,335
Furniture, fixtures, and equipment	3,856	3,332
Leasehold improvements	1,335	1,005
Construction in progress	61	105

	10,279	9,474

Less accumulated depreciation	(3,406)	(2,884)

	$6,873	$6,590

Depreciation expense for the years ended December 31, 2006, 2005, and 2004 amounted to $650, $579, and $529, respectively.

The Company currently leases its main office location under a non-cancelable operating lease. The lease for the main office has a term of six years with the option of three additional renewal terms of five years each. In addition, the Company currently leases two of its branch locations. The first branch has an initial lease term of twelve years with the option of one additional renewal term of five years. The second branch has an initial lease term of five years with the option to renew for four additional five year periods. Rental expenses under operating leases were approximately $291, $231 and $155 for 2006, 2005, and 2004, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2006 were as follows:

2007	313
2008	335
2009	320
2010	13

$981

Note 8. Time Deposits

At December 31, 2006 the approximate scheduled maturities of time deposits are as follows:

Three months or less	$51,378
Four to twelve months	184,693
One to three years	23,282
Over three years	3,769

$263,122

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 was $69,352 and $52,518, respectively.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

Note 9. Borrowed Funds

Short-term debt

Short-term debt includes Federal Home Loan Bank Advances that mature in 12 months or less, securities sold under agreements to repurchase and federal funds purchased generally maturing within one to seven days from the transaction date. Short-term Federal Home Loan Bank of Atlanta advances totaled $25,000 and $23,000 at December 31, 2006 and 2005, respectively. The $25,000 balance as of December 31, 2006 is comprised of a convertible credit of $10,000, an adjustable rate credit in the amount of $5,000 and a second adjustable rate credit in the amount of $10,000. The $10,000 convertible credit was borrowed in September of 2002 and matures September 4, 2007. The advance is convertible to a floating rate of three month LIBOR by the FHLB on the maturity date. The current rate is 3.09%. The $5,000 adjustable rate credit was renewed for another year in October 2006. The new maturity date is October 31, 2007. The advance reprices quarterly on the date of each quarterly interest payment. The current rate is 5.339%. The $10,000 adjustable rate credit was renewed for another year in December 2006. The new maturity date is December 18, 2007. The advance reprices quarterly on the date of each quarterly interest payment. The current rate is 5.345%. At December 31, 2006, the Company had $35,000 available under short-term unsecured lines of credit and $16,274 available under short-term secured lines of credit.

Additional information is summarized below:

	2006	2005
Outstanding balance at December 31	$46,635	$50,829

Year-end weighted average rate	$4.35%	$3.90%

Daily average outstanding during the period	$46,837	$32,340

Average rate for the period	$4.52%	$2.84%

Maximum outstanding at any month-end during the period	$70,556	$51,691

Securities with a fair market value of $39,122 and $19,871 collateralized securities sold under agreements to repurchase at December 31, 2006 and 2005, respectively.

Long-term debt

The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $48.0 million as of December 31, 2006. There are four convertible advances in the amount of $5,000 each and one convertible advance in the amount of $7,000. The Federal Home Loan Bank of Atlanta has the option to convert $27,000 in convertible advances on the conversion dates below, and on any quarterly interest payment date thereafter, with at least two business days notice. If called, the four $5,000 convertible advances and the one $7,000 convertible advance will be converted into a 3-month London Interbank Offered Rate (“LIBOR”) based adjustable rate credit (ARC) at 3-month LIBOR.

Additionally, during the second quarter of 2006, the Bank entered into two new structured advances with the Federal Home Loan Bank of Atlanta. The first advance is a variable rate advance in the amount of $8,000, the proceeds of which were used to offset overnight borrowings. It is priced at the Prime Rate minus 2.855% per annum. It has a 2-year maturity date. The second advance is convertible advance in the amount of $13,000 at 3-month LIBOR minus 0.50% per annum. The advance may be called on the two-year anniversary date by the issuer. If it is not called, it will automatically convert to a fixed rate of 5.03% for the remaining eight year maturity. The proceeds of these advances were used to pay off the $11,000 short-term daily rate credit and to offset overnight borrowings.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

Note 9. Borrowed Funds, continued

The following table provides more information on the outstanding advances as of December 31, 2006 and 2005:

LONG-TERM FEDERAL HOME LOAN BANK ADVANCES

(dollars in thousands)

Advance Date	Maturity Date	Conversion Date	Current Rate	12/31/06 Balance	12/31/05 Balance
December 2, 1999	December 2, 2009	Quarterly	5.46%	$5,000	$5,000
May 24, 2000	May 24, 2010	Quarterly	6.49%	$5,000	$5,000
February 9, 2001	February 9, 2011	Quarterly	4.97%	$5,000	$5,000
November 7, 2001	November 7, 2011	Quarterly	3.91%	$0	$5,000
September 4, 2002	September 4, 2007*	Quarterly	3.09%	$0	$10,000
March 11, 2003	March 11, 2013	March 11, 2008	2.91%	$7,000	$7,000
June 27, 2006	June 27, 2008	None	5.395%	$8,000	$0
June 29, 2006	June 29, 2016	June 29, 2008	4.85%	$13,000	$0
November 9, 2006	November 9, 2016	November 10, 2008	4.28%	$5,000	$0

			TOTAL	$48,000	$37,000

*	Advance reclassified as short-term debt as of September 4, 2006.

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

Valley Financial Statutory Trust III, a statutory business trust (“Trust III”) was created by the Company on December 15, 2006, at which time Trust III issued $5,000 in aggregate liquidation amount of $1 par value preferred capital trust securities which mature January 30, 2037. Distributions are payable on the securities at a floating rate equal to the 3-month LIBOR plus 1.73%, and the securities may be prepaid at par by Trust III at any time after January 20, 2012. The principal assets of Trust III are $5,155 of the Company’s junior subordinated debentures which mature on January 30, 2037, and bear interest at a floating rate equal to the 3-month LIBOR plus 1.73%, and which are callable by the Company after January 30, 2012. All $155 in aggregation liquidation amount of Trust III’s common securities are held by the Company.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

Note 9. Borrowed Funds, continued

The preferred securities and common securities of all three trusts may be included in the Company’s Tier 1 capital for regulatory capital adequacy purposes to the extent that they do not exceed 25% of the Company’s total Tier I capital excluding the securities. Amounts in excess of this ratio will not be considered Tier 1 capital but may be included in the calculation of the Company’s total risk-based capital ratio. The Company’s obligations with respect to the issuance of the preferred securities and common securities of both trusts constitute a full and unconditional guarantee by the Company of the trusts obligations with respect to the preferred securities and common securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on the trusts’ preferred trust securities and common securities. As a result of the Company’s adoption of FIN 46, all three Trusts’ common securities have been presented as a component of other assets.

Note 10. Fair Value of Financial Instruments

The carrying amounts and approximate fair values of the Corporation’s financial instruments are as follows at December 31, 2006 and 2005:

	2006		2005
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$9,778	$9,778	$9,746	$9,746
Interest-bearing deposits in banks	91	91	336	336
Federal funds sold	16,630	16,630	—	—
Securities available-for-sale	48,405	48,405	33,206	33,206
Securities held-to-maturity	20,133	19,940	20,796	20,524
Restricted equity securities	5,079	5,079	3,987	3,987
Loans, net	465,394	463,699	410,253	405,451
Bank owned life insurance	11,117	11,117	8,950	8,950

Financial liabilities
Total deposits	441,489	441,665	365,316	365,279
Short-term borrowings	25,000	25,000	23,000	23,000
Securities sold under agreements to repurchase	21,635	21,635	10,802	10,802
Federal funds purchased	—	—	17,027	17,027
Long-term borrowings	48,000	56,179	37,000	37,049
Guaranteed preferred beneficial interests in the Company’s junior Subordinated debentures	16,496	16,496	11,341	11,341

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

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

Note 11. Earnings per Share, continued

	Net Income	Weighted Average Shares	Per Share Amount
Year Ended December 31, 2006
Basic earnings per share	$2,882	$4,101,634	$0.70
Effect of dilutive stock options	—	113,607

Diluted earnings per share	$2,882	$4,215,241	$0.68

Year Ended December 31, 2005
Basic earnings per share	$3,392	$4,075,812	$0.83
Effect of dilutive stock options	—	175,558

Diluted earnings per share	$3,392	$4,251,370	$0.80

Year Ended December 31, 2004
Basic earnings per share	$2,824	$3,782,816	$0.75
Effect of dilutive stock options	—	241,997

Diluted earnings per share	$2,824	$4,024,813	$0.70

Note 12. Employee Benefit Plan

The Company has a defined contribution plan (the Plan) qualifying under IRS Code Section 401(k). Eligible participants in the Plan can contribute up to the maximum percentage allowable not to exceed the dollar limit under IRC Section 401(k). Employee contributions are matched by the Company based on 100 percent of the first three percent of an employee’s contribution and 50 percent of employee contributions which exceed three percent but do not exceed six percent. For the years ended December 31, 2006, 2005, and 2004, the Company contributed $185, $126, and $94 to the Plan, respectively.

During 2002, the Company adopted a deferred compensation plan to provide future compensation to certain members of management. Under plan provisions, payments projected to range from $39 to $249 are payable for 15 years certain, generally beginning at age 65. The liability accrued for compensation deferred under the plan was $880 at December 31, 2006 and $663 at December 31, 2005. Deferred compensation expense, an actuarially determined amount, was $144 during 2006, $180 during 2005, and $208 during 2004. Assumed discount rate, rate of compensation increase, and expected after-tax long-term rate of return on plan assets were 7.25%, 5%, and 4.5%, respectively at December 31, 2006. Assumed discount rate, rate of compensation increase, and expected long-term rate of return on plan assets were 7.25%, 5%, and 4.8%, respectively at December 31, 2005. Assumed discount rate, rate of compensation increase, and expected long-term rate of return on plan assets were 7.25%, 5%, and 5%, respectively at December 31, 2004.

The Company has purchased and is the beneficiary of life insurance policies that are indirectly related to funding of our employee benefit plans. The cash value totaled approximately $11,117 and $8,950 at December 31, 2006 and 2005, respectively.

Note 13. Stock Based Compensation

During the first quarter of fiscal year 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No 123 – revised 2004 (“SFAS 123R”), “Share-Based Payment,” (“SFAS No. 123R”) which replaced SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

Note 13. Stock Based Compensation, continued

recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. Under the transition method, compensation cost recognized during 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006, are $80 and $80 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25.

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

The Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was approximately $80 for the year ended December 31, 2006, and $0 for the years ended December 31, 2005 and 2004. The total recognized tax benefit related to the compensation expense was $0 for the years ended December 31, 2006, 2005 and 2004. The Company currently has 82,098 nonqualified stock options outstanding at December 31, 2006, which were fully vested as of January 1, 2006; therefore, there are no income tax implications for share-based compensation for the year ended December 31, 2006 for these nonqualified options.

Stock Option Plans

The Company has a 2005 Key Employee Equity Award Plan (the 2005 Plan). The 2005 Plan gives the Company flexibility in tailoring equity-based compensation awards for employees from time to time to the continuing objective of aligning employee incentives with the interests of shareholders as the Company grows and develops. In addition to incentive and nonqualified stock options, the 2005 Plan permits the grant of restricted stock, stock appreciation rights and stock units to persons designated as “Key Employees”. The 2005 Plan will remain in effect for ten years, subject to the right of the Board of Directors to terminate the 2005 Plan earlier, except with respect to maximum awards made prior to and outstanding on that date which remain valid in accordance with their terms. The aggregate number of shares of the Company’s common stock (no par value) that may be issued pursuant to awards made under the Plan may not exceed 250,000. Accordingly, 250,000 shares of authorized but unissued common stock are reserved for use in the 2005 Plan. Within the maximum limits, the Plan specifies that stock appreciation rights may not be granted with respect to more than 500 shares per recipient (2,000 shares for a new employee recipient) per year; and restricted shares and stock units, respectively, may not be granted for more than 5,000 shares per year per recipient.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

Note 13. Stock Based Compensation, continued

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

Under the 2005 Plan, there are options for 50,600 shares granted to officers and key employees currently outstanding as of December 31, 2006. Under the 1995 Plan, there are options for 205,802 shares granted to officers and key employees currently outstanding as of December 31, 2006. All stock options (for both plans) have been granted with an exercise price equal to the stock’s fair market value at the date of the grant. Stock options under the Plan generally have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of the grant. Additionally under the 2005 Plan, there are 15,075 restricted stock grants (“RSG’s”) that have been granted to officers and key employees currently outstanding as of December 31, 2006. These RSG’s will vest 100% on January 31, 2008 (“Vesting Date”) based upon successfully meeting certain performance criteria. The Company has determined as of December 31, 2006 that it is no longer probable that the Company will meet the performance criteria related to the vesting of the RSG’s; therefore no compensation expense for RSG’s has been recognized for the year ending December 31, 2006.

As of December 31, 2006, there are 5,358 shares available for grant under the 1995 Plan and 184,325 shares available for grant under the 2005 Plan. In addition, certain other options for 182,196 shares (adjusted for stock splits), of which 82,098 are outstanding, based on meeting certain past performance criteria have been granted.

The share-based awards granted under the aforementioned Plans have similar characteristics, except that some awards have been granted in options and certain awards have been granted in restricted stock. Therefore, the following disclosures have been disaggregated for the stock option and restricted stock awards of the Plans due to their dissimilar characteristics.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The risk-free interest rates used in the calculation of fair value ranges from 1.25% to 5.01% for grants remaining vesting on or after the implementation date. Volatility is based on the volatilities of our trading history of our Company’s stock. The expected life is based on the “shortcut method” as described in SAB 107 which uses the average life of the options of 10 years and the weighted average vesting period of 5 years divided by two. Forfeitures are estimated based on the Company’s history. The dividend rate is calculated by using the historical dividends paid and a projection of dividends to be paid in the future through the expiration date of the most recent option grant. The projection is based upon historical trends of dividends paid.

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Expected dividend yield	1.15%	0.96%	0.0%
Risk-free interest rate	4.62%	3.99%	3.94%
Expected life of options (in years)	7.5	10	10
Expected volatility of stock price	21%	29%	27%

Valley Financial Corporation

Notes to Consolidated Financial Statements

(In thousands, except share data)

Note 13. Stock Based Compensation, continued

Total stock-based compensation recognized as compensation expense on our consolidated statement of income is as follows:

	12 Months Ended December 31, 2006 (dollars in thousands)	12 Months Ended December 31, 2005 (dollars in thousands)	12 Months Ended December 31, 2004 (dollars in thousands)
Option Grants	$80	$0	$0
Restricted Stock Grants	$0	$0	$0

Total Compensation Expense	$80	$0	$0

At December 31, 2005 and 2004, we accounted for our stock-based compensation using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We were not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, but complied with the disclosure requirements set forth in SFAS No. 148, which included disclosing pro forma net income as if the fair value based method of accounting had been applied. This information for the twelve month periods ended December 31, 2005 and 2004 is as follows:

	12 Months Ended 12/31/2005 (dollars in thousands)	12 Months Ended 12/31/2004 (dollars in thousands)
Net income	$3,392	$2,824

Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits	$56	$44

Pro forma net income	$3,336	$2,780

Earnings per share
Basic, reported	$0.83	$0.75
Basic, pro forma	$0.82	$0.73
Diluted, reported	$0.80	$0.70
Diluted, pro forma	$0.79	$0.68

As of December 31, 2006, there was $248 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees. A maturity schedule of the unrecognized compensation cost (dollars in thousands) as of December 31, 2006 is as follows:

	2007	2008	2009	2010	2011	Total
Compensation Cost	$77	$72	$65	$32	$2	$248

Total unrecognized compensation cost will be adjusted for future grants and future changes in estimated forfeitures.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

Note 13. Stock Based Compensation, continued

General Stock Option Information

A summary of option activity under the stock option plans during the years ended December 31, 2006, 2005 and 2004 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Intrinsic Value of Options Exercised	Weighted Average Contractual Term
Balance at 12/31/03	453,125	$4.58

Granted	26,300	$14.20
Exercised	(134,127)	$3.48		$1,371
Forfeited	(8,755)	$6.81
Authorized	—	—

Balance at 12/31/04	336,543	$5.71	$5.03	$1,371	5.00 years

Granted	73,827	$9.01
Exercised	(2,363)	$3.17		$22
Forfeited	(42,626)	$6.46
Authorized	—	—

Balance 12/31/05	365,381	$6.30	$2.09	$22	4.61 years

Granted	8,200	$13.17
Exercised	(35,081)	$4.25		$318
Forfeited	—
Authorized	—

Balance at 12/31/06	338,500	$6.68	$4.03	$318	3.99 years

Exercisable at 12/31/06	264,060	$5.28	n/a	n/a	2.89 years

Information regarding shares vested during the years ended December 31, 2006, 2005 and 2004 are as follows:

Year Ending	Number of Shares Vested	Total Fair Value of Shares Vested
December 31, 2006	31,039	$78
December 31, 2005	68,386	$244
December 31, 2004	49,905	$162

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

Note 13. Stock Based Compensation, continued

Information regarding the stock options outstanding at December 31, 2006 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.18 - $ 3.81	106,905	1.11 years	$3.24	106,905	$3.24
$ 5.08 - $ 5.94	129,695	3.16 years	$5.32	121,895	$5.31
$ 7.14 - $12.85	71,350	7.14 years	$11.29	26,830	$10.57
$13.00 - $14.23	30,550	7.99 years	$13.76	8,430	$14.02

Totals	338,500	3.99 years	$6.68	264,060	$5.28

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2006 was $2,217 and $2,099, respectively.

A summary of the status of the Company’s non-vested options as of December 31, 2006, 2005, and 2004 and changes during the years then ended is presented below:

	Non-Vested Options Outstanding	Weighted Average Grant Date Fair Value
Non-vested Options, 12/31/04	91,840	$1.94

Granted	73,827
Vested	(23,398)
Exercised	(2,363)
Forfeited	(42,626)

Non-vested options, 12/31/05	97,280	$3.37

Granted	8,200
Vested	4,041
Exercised	(35,081)
Forfeited	—

Non-vested options, 12/31/06	74,440	$3.79

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

Note 13. Stock Based Compensation, continued

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2006, 2005, and 2004 and changes during the years then ended is presented below:

	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance, 12/31/04	—	—

Granted	15,025
Forfeited	(350)

Balance, 12/31/05	14,675	$12.53

Granted	400	$13.34
Forfeited	—	—

Outstanding at 12/31/06	15,075	$12.55

The Company determined at December 31, 2006 that the performance goals related to the vesting of the restricted stock grants are no longer probable of being met, therefore previously recognized compensation cost in the amount of $76 was reversed as of December 31, 2006 and no further compensation expense will be recognized in relation to these grants.

Modifications

Effective July 31, 2005, the Human Resources Committee of the Board of Directors (“HR Committee”) voted to accelerate the vesting of stock options granted and outstanding to Wayne Lewis so that all options outstanding would be fully vested as of July 31, 2005 as a part of his retirement agreement. The HR Committee also voted to modify the terms so that all options granted and outstanding to Mr. Lewis would have an expiration date of July 31, 2008, the result of this modification was that the period in which Mr. Lewis’ incentive stock options could be exercised was shortened, whereas the period in which Mr. Lewis’ non-qualified stock options could be exercised was lengthened. Since the above events transpired in 2005, before FAS 123R became effective, there was no incremental compensation cost recognized as a result of the modifications.

Policy for issuing shares upon option exercise

Options shall be exercised by the delivery of a written notice to the Company in the form prescribed by the HR Committee setting forth the number of shares with respect to which the option is to be exercised, accompanied by full payment for the shares. The option price shall be payable to the Company in full either in cash, by delivery of shares of stock valued at fair market value at the time of exercise, delivery of a promissory note (in the HR Committee’s sole discretion) or by a combination of the foregoing. As soon as practicable, after receipt of written notice and payment, the Company shall deliver to the participant, stock certificates (new shares) in an appropriate amount based upon the number of options exercised, issued in the participant’s name. No participant who is awarded options shall have rights as a shareholder in connection with the shares subject to such options until the date of exercise of the options.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

Note 14. Income Taxes

Purchased Tax Credits

The Company periodically invests in tax credits. During the year ended December 31, 2006, an investment was made in Dumas Center, L.P. The investment was recorded in accordance with APB Opinion No. 18 which states that the equity method of accounting best enables an investor in a corporate joint venture to recognize the underlying nature of the investment regardless of duration. In accordance with APB Opinion No. 2, the allowable investment credit should be reflected over the productive life of acquired property. A federal tax credit of $838 was recognized in 2006.

APB Opinion No. 18 also states that in applying the equity method, a loss in value of an investment which is other than a temporary decline should be recognized the same as a loss in value of other long-term assets. Since the value of the asset was based on tax credits, the value of the asset declined as the tax credits were consumed. Therefore, no balance remained at December 31, 2006 for book purposes.

Current and Deferred Income Tax Components

Total income tax expense (benefit) for the years ended December 31, 2006, 2005, and 2004 consists of the following:

	2006	2005	2004
Current	$1,305	$1,563	$1,256
Deferred	(1,142)	(249)	(233)

	$163	$1,314	$1,023

Rate Reconciliation

Total income tax expense (benefit) differed from the “expected” amount computed by applying the U.S. Federal income tax rate of 34 percent to income before income taxes as a result of the following:

	2006	2005	2004
Tax at statutory federal rate	$1,035	$1,602	$1,308
Tax-exempt interest income	(186)	(203)	(219)
Tax-exempt interest disallowance	33	25	22
Cash surrender value of life insurance	(159)	(110)	(99)
Tax Credits	(838)	—	—
Other	278	—	11

	$163	$1,314	$1,023

Deferred Income Tax Analysis

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are as follows:

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

	2006	2005
Deferred tax assets
Net unrealized losses on available-for-sale securities	$190	$230
Allowance for loan losses	1,852	1,179
Depreciation	—	—
Tax credit	659	—
Employee benefits	299	262

	3,000	1,671

Deferred tax liabilities
Net unrealized gains on available-for-sale securities	—	—
Net unrealized gains on derivatives	(36)	—
Depreciation	(63)	(5)
Accretion of bond discount	(27)	(28)

Total deferred tax liabilities	(126)	(33)

Net deferred tax assets	$2,874	$1,638

No valuation allowance has been used because we believe we will recognize the full benefit of the deferred tax asset shown above.

Concentrations of Credit Risk

The Bank grants commercial, residential and consumer loans to customers primarily in the Roanoke Valley area. The Bank has a diversified loan portfolio which is not dependent upon any particular economic or industry sector. As a whole, the portfolio could be affected by general economic conditions in the Roanoke Valley region.

A detailed composition of the Bank’s loan portfolio is provided in the consolidated financial statements. The Bank’s commercial loan portfolio is diversified, with no significant concentrations of credit. Commercial real estate loans are generally collateralized by the related property. The residential real estate loan portfolio consists principally of loans collateralized by 1-4 family residential property. The loans to individuals’ portfolio consist of consumer loans primarily for home improvements, automobiles, personal property and other consumer purposes. These loans are generally collateralized by the related property. Overall, the Bank’s loan portfolio is not concentrated within a single industry or group of industries, the loss of any one or more of which would generate a materially adverse impact on the business of the Bank.

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

Note 15. Commitments and Contingencies

The federal income tax returns of the Company for 2003, 2004, and 2005 remain subject to examination by the IRS, generally for three years after they are filed. The Company will file its 2006 tax return by the legal filing deadline.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

Note 15. Commitments and Contingencies, continued

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

	2006	2005
Commitments to extend credit	$156,580	$124,262
Standby letters of credit	16,799	12,109

	$173,379	$136,371

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. Unless renewed, substantially all of the Bank’s credit commitments at December 31, 2006 will expire within one year. Management does not anticipate any material losses as a result of these transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

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

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

Note 15. Commitments and Contingencies, continued

Under SFAS 133, the “effective” portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which cash flows are exchanged. The “ineffective” portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings. As of December 31, 2006, the mark-to-market adjustment, net of taxes, included in other comprehensive income for this Agreement was $70.

Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from assets and liabilities identified as exposing the Company to risk. Those derivative financial instruments that do not meet the hedging criteria discussed below would be classified as trading activities and would be recorded at fair value with changes in fair value recorded in income. Derivative hedge contracts must meet specific effectiveness tests ( i.e., over time the change in their fair values due to the designated hedge risk must be within 80 to 125 percent of the opposite change in the fair values of the hedged assets or liabilities). Changes in the fair value of the derivative financial instruments must be effective at offsetting changes in the fair value of the hedged items due to the designated hedge risk during the term of the hedge. For the year ended December 31, 2006, the cash flow derivative was deemed to be highly effective.

In accordance with SFAS No. 133, hedges of variable-rate loans are accounted for as cash flow hedges, with changes in fair values recorded in derivative assets or liabilities and other comprehensive income. The net settlement (upon close or termination) that offsets changes in the value of the hedged asset or liability is recognized immediately in non-interest income. For the year ended December 31, 2006, there was no net settlement amount recognized in non-interest income.

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

Note 16. Regulatory Restrictions

Dividends

The Company’s principal source of funds for dividend payments is dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by state law, regulations and policies. A state bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand. Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in-capital of the bank. As of December 31, 2006 and 2005, the amount available for payment of dividends was $18,527 and $15,133, respectively.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

Note 16. Regulatory Restrictions, continued

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006 and 2005, the Company and the Bank were categorized as “well capitalized” as defined by applicable regulations. To be categorized as “well capitalized”, the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed the Company’s or the Bank’s category.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

Note 16. Regulatory Restrictions, continued

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table below.

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006
Total Capital (to Risk Weighted Assets):
Consolidated	$55,358	11.17%	$39,657	8.0%	n/a	n/a
Valley Bank	$50,324	10.23%	$39,347	8.0%	$49,184	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$44,935	9.06%	$19,828	4.0%	n/a	n/a
Valley Bank	$44,666	9.08%	$19,674	4.0%	$29,510	6.0%
Tier 1 Capital (Leverage) (to Average Assets):
Consolidated	$44,935	7.95%	$22,595	4.0%	n/a	n/a
Valley Bank	$44,666	7.94%	$22,511	4.0%	$28,138	5.0%

December 31, 2005
Total Capital (to Risk Weighted Assets):
Consolidated	$46,285	10.76%	$34,409	8.0%	n/a	n/a
Valley Bank	$42,946	10.08%	$34,095	8.0%	$42,619	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$41,552	9.66%	$17,204	4.0%	n/a	n/a
Valley Bank	$38,822	9.11%	$17,048	4.0%	$25,571	6.0%
Tier 1 Capital (Leverage) (to Average Assets):
Consolidated	$41,552	8.75%	$18,993	4.0%	n/a	n/a
Valley Bank	$38,822	8.23%	$18,874	4.0%	$23,594	5.0%

Inter-company transactions

Legal lending limits on loans by the Bank to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $7.5 million at December 31, 2006. There were no loans from the Bank to the Company at December 31, 2006.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

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

Aggregate 2006 and 2005 loan transactions with directors and executive officers were as follows:

	2006	2005
Balances at beginning of year	$17,090	$10,449
Addition of new director(s)	14	3,209
Advances	14,554	14,091
Repayments	(11,403)	(10,659)

Balances at end of year	$20,255	$17,090

Note 18. Parent Company Financial Information

Condensed financial information of Valley Financial Corporation is presented below:

Condensed Balance Sheets

December 31, 2006 and 2005

	2006	2005
Assets
Cash	$1,612	$66
Loans	2,989	3,494
Investment in bank subsidiary, at equity	44,367	38,375
Investment in non-bank subsidiaries	496	341
Other assets	784	81

Total assets	$50,248	$42,357

Liabilities
Balance due to non-bank subsidiaries	$16,496	$11,341
Other liabilities	351	301

Total liabilities	16,847	11,642

Commitments and contingencies	—	—

Shareholders’ equity
Common stock no par value; 10,000,000 shares authorized; issued and outstanding 4,112,074 shares and 4,076,993 shares in 2006 and 2005, respectively	17,212	16,981
Retained earnings	16,488	14,181
Accumulated other comprehensive income (loss)	(299)	(447)

Total shareholders’ equity	33,401	30,715

Total liabilities and shareholders’ equity	$50,248	$42,357

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

Note 18. Parent Company Financial Information, continued

Condensed Statements of Income

Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Income
Interest income	$168	$122	$15
Dividend income from bank subsidiary	—	367	43

	168	489	58

Expenses
Interest expense on balance due to non-bank subsidiaries	815	364	186
Other expenses	134	169	97

	949	533	283

Loss before income taxes and equity in Undistributed net income of subsidiary	(781)	(44)	(225)

Income tax benefit	268	140	91
Income (loss) before equity in undistributed net income of subsidiary	(513)	96	(134)
Equity in undistributed net income of subsidiary	3,395	3,296	2,958

Net income	$2,882	$3,392	$2,824

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

Note 18. Parent Company Financial Information, continued

Condensed Statements of Cash Flows

Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Cash flows from operating activities
Net income	$2,882	$3,392	$2,824
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income of subsidiary	(3,395)	(3,296)	(2,958)
Stock compensation expense	82	—	—
(Increase) decrease in other assets	(703)	(176)	38
Increase in other liabilities	49	186	41

Net (cash used) provided by in operating activities	(1,085)	106	(55)

Cash flows from investing activities
(Increase) / decrease in loans	505	(1,944)	(1,550)
Investment in non-bank subsidiaries	(155)	—	—
Investment in bank subsidiary	(2,450)	(7,579)	—

Net cash used in investing activities	(2,100)	(9,523)	(1,550)

Cash flows from financing activities
Trust preferred proceeds from non-bank subsidiaries	5,155	7,000	—
Net proceeds from issuance of common stock	149	7	4,578
Cash dividends paid	(573)	(489)	(228)

Net cash provided by financing activities	4,731	6,518	4,350

Net increase in cash	1,546	(2,899)	2,745
Cash at beginning of year	66	2,965	220

Cash at end of year	$1,612	$66	$2,965

Note 19. Subsequent Events

On February 15, 2007, Valley Bank (“Bank”), the wholly-owned subsidiary of Valley Financial Corporation (“Company”) terminated its forward start interest rate swap agreement (“Agreement”) with Compass Bank of Birmingham, Alabama. The Agreement was entered into on April 17, 2006 to provide an additional method of managing interest rate risk. The Bank terminated the Agreement due to the shift of the Bank’s balance sheet to a more liability-sensitive position and the changing interest rate environment as compared to when the Bank entered into the Agreement. The Bank recorded a realized gain on the termination of the Agreement of $50,629.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

Note 20.	Selected Quarterly Financial Data
	(000’s omitted)
	2006				2005
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Interest income	$7,831	$8,436	$9,109	$9,541	$5,044	$5,729	$6,435	$7,371
Interest expense	4,034	4,505	5,140	5,558	2,098	2,468	2,912	3,502

Net interest income	3,797	3,931	3,969	3,983	2,946	3,261	3,523	3,869
Provision for loan losses	587	119	387	1,703	324	401	455	117
Noninterest income	456	526	682	548	332	440	419	424
Noninterest expense	2,721	2,852	2,886	3,592	2,051	2,311	2,257	2,592
Tax provision	245	446	392	(920)	233	267	352	462

Net income	$700	$1,040	$986	$156	$670	$722	$878	$1,122

Basic EPS	$0.17	$0.25	$0.24	$0.04	$0.16	$0.18	$0.22	$0.27

Diluted EPS	$0.17	$0.25	$0.23	$0.04	$0.16	$0.17	$0.21	$0.27

Reclasses made to properly account for reclassification of foreclosed asset expense, net as follows:

Non interest income, reported					332	440	548	426
Reclass					—	—	(129)	(2)

Revised					332	440	419	424

Noninterest expense, reported					2,051	2,311	2,386	2,594
Reclass					—	—	(129)	(2)

Revised					2,051	2,311	2,257	2,592

Item 9.	Changes in and Disagreements on Accounting and Financial Disclosures

None.

Item 9A.	Disclosure Controls and Procedures

As of the end of the period covered by this annual report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. We continue to evaluate our internal controls each year. As part of this process, we made the following enhancements to our internal controls related to lending:

•	Realignment of supervisory response with respect to credit administration;

•	Strengthening the independence of the credit administration function; and

•	Implementation of additional training and monitoring procedures with respect to asset-based lending.

These controls will further ensure the effectiveness of our disclosure controls and procedures in future periods.

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

The information required by Items 401, 405, and 406 of Regulation S-K is set forth under the captions “Information Concerning Directors and Nominees”, “Certain Relationships and Related Transactions”, “Audit Committee Information”, “Nominating Committee”, “Audit Committee Financial Expert”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Code of Ethics’ of the Company’s Proxy Statement dated March 15, 2007 and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by Item 402 of Regulation S-K is set forth under the caption “Executive Compensation” of the Company’s Proxy Statement dated March 15, 2007 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information required by Items 201(d) and 403 of Regulation S-K is set forth under the caption “Security Ownership of Certain Beneficial Owners” of the Company’s Proxy Statement dated March 15, 2007 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-K is set forth under the caption “Certain Relationships and Related Transactions” of the Company’s Proxy Statement dated March 15, 2007 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by item 9(e) of Schedule 14A is set forth under the caption “Audit Committee Information” of the Company’s Proxy Statement dated March 15, 2007 and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report and can be found on our Company website at www.myvalleybank.com:

1.	Financial Statements:

Independent Auditors’ Report.

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the Financial Statements or related notes.

3.	Exhibits and Reports on Form 8-K:

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on form S-1, as amended).

3.3	Bylaws as amended July 19, 2003 (incorporated herein by reference to Exhibit No. 3.3 of Form 10-KSB filed March 30, 2004, File No. 33-77568).

*10.2	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

*10.3	Stock Option Agreement dated December 16, 1999, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.4	Stock Option Agreement dated January 29, 2001, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.5	Stock Option Agreement dated January 10, 2002, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.5 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.6	Stock Option Agreement dated July 5, 2005, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.6 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.7	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.7 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.8	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

*10.9	Valley Bank Supplemental Retirement Plan effective January 1, 2002 incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

*10.10	Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.15 of Form 10-QSB filed November 14, 2002, File No. 33-77568).

*10.11	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis Gutshall (incorporated herein by reference to Exhibit 10.16 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

*10.12	Stock Option Agreement dated February 9, 1998, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.12 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.13	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and J. Randy Woodson (incorporated herein by reference to Exhibit 10.18 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

*10.14	Stock Option Agreement dated January 21, 1999, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.14 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.15	Stock Option Agreement dated December 16, 1999, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.15 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.16	Stock Option Agreement dated January 29, 2001, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.16 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.17	Stock Option Agreement dated January 10, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.17 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.18	Stock Option Agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.18 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.19	Insurance Transfer Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.20 of Form 10-KSB filed March 30, 2004, File No. 33-77568).

*10.20	Stock Option Agreement dated July 5, 2005, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.20 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.21	Restricted Stock Agreement dated July 5, 2005, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.21 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.22	Stock Option Agreement dated November 11, 2004, by and between the Company and John T. McCaleb (incorporated herein by reference to Exhibit No. 10.22 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.23	Restricted Stock Agreement dated July 5, 2005, by and between the Company and John T. McCaleb (incorporated herein by reference to Exhibit No. 10.23 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.24	Stock Option Agreement dated November 11, 2004, by and between the Company and Andrew B. Agee (incorporated herein by reference to Exhibit No. 10.24 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.25	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Andrew Agee (incorporated herein by reference to Exhibit No. 10.25 of Form 10-K filed March 28, 2006, File No. 33-77568)

10.26	Letter agreement regarding retirement of A. Wayne Lewis dated July 22, 2005, by and among the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.21 of Form 10-Q filed November 14, 2005, File No. 33-77568).

*10.27	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Kimberly B. Snyder (filed herewith).

*10.28	Stock Option Agreement dated July 5, 2005, by and between the Company and Kimberly B. Snyder (filed herewith).

*10.29	Restricted Stock Agreement dated August 10, 2005, by and between the Company and Kimberly B. Snyder (filed herewith).

*10.30	Stock Option Agreement dated August 10, 2005 by, and between the Company and Kimberly B. Snyder (filed herewith).

11.	Statement re Computation of Earnings per Share (filed herewith as Note 10).

21.	Subsidiaries of the Registrant.

24.	Power of Attorney.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 13(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 15, 2007.

Valley Financial Corporation

By:	/s/ Ellis L. Gutshall
Ellis L. Gutshall
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities indicated as of March 15, 2007.

Signature	Title

/s/ Ellis L. Gutshall (Ellis L. Gutshall)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kimberly B. Snyder (Kimberly B. Snyder)	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ J. Randy Woodson (J. Randy Woodson)	Executive Vice President, Chief Operating Officer

/s/ Abney S. Boxley, III * (Abney S. Boxley, III)	Director

/s/ William D. Elliot * (William D. Elliot)	Director

/s/ James S. Frantz, Jr. (James S. Frantz, Jr.)	Director

/s/ Mason Haynesworth * (Mason Haynesworth)	Director

/s/ Eddie F. Hearp * (Eddie F. Hearp)	Director

/s/ Anna L. Lawson * (Anna L. Lawson)	Director

/s/ Barbara B. Lemon * (Barbara B. Lemon)	Director

/s/ A. Wayne Lewis * (A. Wayne Lewis)	Director

/s/ Samuel L. Lionberger, Jr. * (Samuel L. Lionberger, Jr.)	Director

/s/ George W. Logan * (George W. Logan)	Chairman, Director

/s/ Geoffrey M. Ottaway * (Geoffrey M. Ottaway)	Director

/s/ John W. Starr * (John W. Starr)	Director

/s/ Ward W. Stevens * (Ward W. Stevens)	Director

/s/ Michael E. Warner * (Michael E. Warner)	Director

* By:	/s/ Kimberly B. Snyder
(Kimberly B. Snyder)
(Attorney in Fact)

INDEX TO EXHIBITS

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on form S-1, as amended).

3.3	Bylaws as amended July 19, 2003 (incorporated herein by reference to Exhibit No. 3.3 of Form 10-KSB filed March 30, 2004, File No. 33-77568).

*10.2	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

*10.3	Stock Option Agreement dated December 16, 1999, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.4	Stock Option Agreement dated January 29, 2001, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.5	Stock Option Agreement dated January 10, 2002, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.5 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.6	Stock Option Agreement dated July 5, 2005, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.6 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.7	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.7 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.8	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

*10.9	Valley Bank Supplemental Retirement Plan effective January 1, 2002 incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

*10.10	Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.15 of Form 10-QSB filed November 14, 2002, File No. 33-77568).

*10.11	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis Gutshall (incorporated herein by reference to Exhibit 10.16 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

*10.12	Stock Option Agreement dated February 9, 1998, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.12 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.13	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and J. Randy Woodson (incorporated herein by reference to Exhibit 10.18 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

*10.14	Stock Option Agreement dated January 21, 1999, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.14 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.15	Stock Option Agreement dated December 16, 1999, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.15 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.16	Stock Option Agreement dated January 29, 2001, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.16 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.17	Stock Option Agreement dated January 10, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.17 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.18	Stock Option Agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.18 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.19	Insurance Transfer Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.20 of Form 10-KSB filed March 30, 2004, File No. 33-77568).

*10.20	Stock Option Agreement dated July 5, 2005, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.20 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.21	Restricted Stock Agreement dated July 5, 2005, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.21 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.22	Stock Option Agreement dated November 11, 2004, by and between the Company and John T. McCaleb (incorporated herein by reference to Exhibit No. 10.22 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.23	Restricted Stock Agreement dated July 5, 2005, by and between the Company and John T. McCaleb (incorporated herein by reference to Exhibit No. 10.23 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.24	Stock Option Agreement dated November 11, 2004, by and between the Company and Andrew B. Agee (incorporated herein by reference to Exhibit No. 10.24 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.25	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Andrew Agee (incorporated herein by reference to Exhibit No. 10.25 of Form 10-K filed March 28, 2006, File No. 33-77568)

10.26	Letter agreement regarding retirement of A. Wayne Lewis dated July 22, 2005, by and among the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.21 of Form 10-Q filed November 14, 2005, File No. 33-77568).

*10.27	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Kimberly B. Snyder (filed herewith).

*10.28	Stock Option Agreement dated July 5, 2005, by and between the Company and Kimberly B. Snyder (filed herewith).

*10.29	Restricted Stock Agreement dated August 10, 2005, by and between the Company and Kimberly B. Snyder (filed herewith).

*10.30	Stock Option Agreement dated August 10, 2005 by, and between the Company and Kimberly B. Snyder (filed herewith).

11.	Statement re Computation of Earnings per Share (filed herewith as Note 10).

21.	Subsidiaries of the Registrant (filed herewith).

24.	Power of Attorney (filed herewith).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 13(a).