Form 10-Q
period 2007-03-31
VALLEY FINANCIAL CORP /VA/
filed 2007-05-14
CIK 921590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

At May 7, 2007, 4,165,751 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION

FORM 10-Q

March 31, 2007

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

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited) 3/31/07	(Audited) 12/31/06

Assets
Cash and due from banks	$8,887	$9,778
Interest-bearing deposits in banks	91	91
Federal funds sold	—	16,630
Securities available-for-sale	47,962	48,405
Securities held-to-maturity (approximate market values of $19,837 March 31, 2007 and $19,940 at December 31, 2006)	19,980	20,133
Restricted equity securities	5,188	5,079
Loans, net of allowance for loan losses of $6,379 at March 31, 2007 and $5,658 at December 31, 2006	468,597	465,394
Premises and equipment, net	6,712	6,873
Bank owned life insurance	11,244	11,117
Accrued interest receivable	3,048	2,954
Other assets	5,348	5,482

Total assets	$577,057	$591,936

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$16,513	$18,663
Interest-bearing deposits	400,767	422,826

Total deposits	417,280	441,489

Federal funds purchased and securities sold under agreements to repurchase	29,538	21,635
Short-term borrowings	25,000	25,000
Long-term borrowings	48,000	48,000
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	16,496	16,496
Accrued interest payable	3,957	3,133
Other liabilities	2,825	2,782

Total liabilities	543,096	558,535

Commitments and other contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value. Authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 4,126,839 at March 31, 2007, and 4,112,074 December 31, 2006, respectively	17,298	17,212
Retained earnings	16,962	16,488
Accumulated other comprehensive income (loss)	(299)	(299)

Total shareholders’ equity	33,961	33,401

Total liabilities and shareholders’ equity	$577,057	$591,936

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share data)

	3 Months Ended
	3/31/07	3/31/06
Interest Income:
Interest and fees on loans	$8,574	$7,204
Interest on securities - taxable	762	484
Interest on securities - nontaxable	135	138
Interest on deposits in banks	108	5

Total interest income	9,579	7,831

Interest Expense:
Interest on deposits	4,350	2,923
Interest on short-term borrowings	509	299
Interest on long-term borrowings	581	388
Interest on guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	293	183
Interest on federal funds purchased and securities sold under agreements to repurchase	4	241

Total interest expense	5,737	4,034

Net interest income	3,842	3,797

Provision for loan losses	720	587

Net interest income after provision for loan losses	3,122	3,210

Noninterest Income:
Service charges on deposit accounts	291	213
Income earned on bank owned life insurance	127	115
Other income on real estate loans	13	—
Realized (losses) on sale of securities available-for-sale	—	(1)
Realized gains on disposal of derivatives	51	—
Other income	149	129

Total noninterest income	631	456

Noninterest Expense:
Compensation expense	1,692	1,485
Occupancy expense	198	157
Equipment expense	142	135
Data processing expense	164	152
Advertising and marketing expense	43	84
Audit fees	103	73
Franchise and purchased tax credit expense	85	67
Business manager expense	83	61
Deposit expense	65	99
Loan expenses	32	55
Computer software	76	83
Other expense	459	270

Total noninterest expense	3,142	2,721

Income before income taxes	611	945

Income tax expense	136	245

Net income	$475	$700

Earnings per share
Basic earnings per share	$0.12	$0.17

Diluted earnings per share	$0.11	$0.17

Weighted average shares	4,124,904	4,079,233

Diluted average shares	4,233,897	4,189,866

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except share and per share data)

	3 Months Ended
	3/31/07	3/31/06
Cash flows from operating activities
Net income	$475	$700
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	720	587
Depreciation and amortization of bank premises, equipment and software	208	187
Stock option expense	44	39
(Increase) in deferred income tax	(2)	(270)
Net (gains) on sale of securities	—	1
Net (gains) losses on disposal of derivative	(51)	—
Amortization of bond premiums/discounts	39	46
(Increase) in unearned fees	(4)	—
(Increase) in interest receivable	(94)	(157)
(Increase)/ decrease in other assets	187	(90)
(Increase) in value of life insurance contracts	(127)	(115)
Increase in accrued interest payable	824	478
Increase in other liabilities	259	356

Net cash provided by operating activities	2,478	1,762

Cash flows from investing activities
Decrease in interest-bearing deposits in banks	—	199
Decrease in federal funds sold	16,630	—
Purchases of premises and equipment	(47)	(498)
Purchases of securities available-for-sale	(507)	—
Purchases of restricted equity securities	(109)	(834)
Principal repayments/sales/calls/maturities of securities available-for-sale	1,004	907
Principal repayments of securities held-to-maturity	130	165
Principal repayments of restricted equity securities	—	225
Purchase of bank owned life insurance	—	(1,100)
(Increase) in loans, net	(3,919)	(19,786)

Net cash provided (used) in investing activities	13,182	(20,722)

Cash flows from financing activities
(Decrease) in noninterest-bearing deposits	(2,149)	(59)
Increase (decrease) in interest-bearing deposits	(22,059)	10,183
Increase in short-term borrowings	—	3,000
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	7,903	2,902
Cash dividends paid	(288)	(285)
Proceeds from issuance of common stock	42	115

Net cash provided (used) by financing activities	(16,551)	15,856

Net increase (decrease) in cash and due from banks	(891)	(3,104)

Cash and due from banks at beginning of year	9,778	9,746

Cash and due from banks at end of year	$8,887	$6,642

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,913	$3,356

Cash paid during the period for taxes	$—	$5

Noncash financing and investing activities:
Transfer of loans to foreclosed property	$19	$—

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

March 31, 2007 (Unaudited)

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

The consolidated financial statements of the Company conform to generally accepted accounting principles and to general banking industry practices. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the consolidated financial statements herein have been included. The consolidated financial statements herein should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K.

The Company reports its activities as a single business segment. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.

(2)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. To comply with Federal Reserve regulations, the Bank is required to maintain certain average reserve balances. The daily cash reserve requirement for the two weeks including March 31, 2007 was $74, less cash on hand in the amount of $1,246, or a net of $0.

As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of March 31, 2007 was $250.

(3)	Securities

The carrying values, unrealized gains, unrealized losses and approximate fair values of available-for-sale and held-to-maturity investment securities at March 31, 2007 are shown in the tables below. As of March 31, 2007, investments (including both available-for-sale and held-to-maturity) and restricted equity securities with amortized costs and fair values of $61,298 and $61,117, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law. At March 31, 2007 we evaluated our investment portfolio and determined all unrealized losses presented in the table below are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The following table sets forth the composition of securities available-for-sale at March 31, 2007. Securities available-for-sale are carried at approximate market value.

Available-for-Sale Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U. S. Government and federal agency	$884	$2	$1	$885

Government-sponsored enterprises	19,437	31	153	19,315

Mortgage-backed securities	8,031	80	141	7,970

Collateralized mortgage obligations	12,866	23	335	12,554

States and political subdivisions	7,097	57	14	7,140

Corporate debt securities	100	—	2	98

Total securities available for sale	$48,415	$193	$646	$47,962

The following table sets forth the composition of securities held-to-maturity at March 31, 2007. Securities held-to-maturity are carried at amortized cost.

Held-to-Maturity Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U. S. Government and federal agency	$9,948	$—	$119	$9,829

Mortgage-backed securities	2.234	—	56	2,178

Collateralized mortgage obligations	542	—	24	518

States and political subdivisions	7,256	86	30	7,312

Total securities held to maturity	$19,980	$86	$229	$19,837

(4)	Allowance for Loan Losses

The following table summarizes the loan loss experience for the three-month periods ended March 31, 2007 and 2006.

Allowance for Loan Losses

(dollars in thousands)

	3/31/07	3/31/06
Balance at January 1	$5,658	$4,124
Provision for loan losses	720	587
Recoveries:
Commercial	—	—
Loans to individuals	1	—
Charged off loans:
Commercial	—	(2)
Loans to individuals	—	—

Balance at March 31	$6,379	$4,709

(5)	Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following tables summarize earnings per share and the shares utilized in the computations:

	Earnings per share 3 Months Ending
	3/31/07	3/31/06
Basic	$0.12	$0.17

Diluted	$0.11	$0.17

	Weighted Average Shares Outstanding 3 Months Ending
	3/31/07	3/3106
Basic	4,124,904	4,079,233

Diluted	4,233,897	4,189,866

(6)	Comprehensive Income

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

The Company is required to classify items of “Other Comprehensive Income” (such as net unrealized gains on securities available-for-sale) by their nature in a financial statement. It does not require a specific format for that financial statement but requires the Company to display an amount representing comprehensive income for the period in that financial statement. The Company is required to present the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. It does not require per share amounts of comprehensive income to be disclosed.

The adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company has net unrealized gains (losses) on available for sale securities, an item of other comprehensive income (loss). For the three months ended March 31, 2007 and 2006, total comprehensive income (loss) was $475 and $502, respectively.

The information that follows discloses the reclassification adjustments and the income taxes related to the net unrealized gains (losses) on securities available-for-sale and net unrealized gains (losses) on derivatives not held for trading that are included in other comprehensive income (loss), net of income taxes for the three month periods ended March 31, 2007 and 2006.

	3 Months Ended (dollars in thousands)
	3/31/07	3/31/06
Net unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) during the year	$107	$(301)
Net unrealized gains (losses) on derivatives not held for trading	(107)	—
Income tax benefit (expense)	—	103

Other comprehensive income (loss), net of income taxes	$0	$(198)

(7)	Financial Instruments With Off-Balance Sheet Risk

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk, which involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At March 31, 2007 outstanding commitments to extend credit were $163,253 as compared to $173,379 at December 31, 2006.

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

The Bank has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. As of March 31, 2007 aggregate loans to directors, executive officers, and principal shareholders totaled $19,223. An analysis of loan activity to directors, executive officers and principal shareholders is as follows:

Loans to Related Parties

(dollars in thousands)

Balances as of January 1, 2007	$20,255
Addition of new director/officer(s)	—
Advances	595
Repayments	(1,627)

Balances as of March 31, 2007	$19,223

(9)	Long-Term Federal Home Loan Bank Advances

The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $48.0 million as of March 31, 2007. There are four convertible advances in the amount of $5.0 million each and one convertible advance in the amount of $7.0 million. The Federal Home Loan Bank of Atlanta has the option to convert $27.0 million in convertible advances on the conversion dates below, and on any quarterly interest payment date thereafter, with at least two business days notice. If called, the four $5.0 million convertible advances and the one $7.0 million convertible advance will be converted into a 3-month London Interbank Offered Rate (“LIBOR”) based adjustable rate credit (ARC) at 3-month LIBOR. There are two other structured advances with the Federal Home Loan Bank of Atlanta. The first advance is a variable rate advance in the amount of $8.0 million, priced at the Prime Rate minus 2.855% per annum with a 2-year maturity date. The second advance is convertible advance in the amount of $13.0 million at 3-month LIBOR minus 0.50% per annum. The advance may be called on the two-year anniversary date by the issuer. If it is not called, it will automatically convert to a fixed rate of 5.03% for the remaining eight year maturity.

The following table provides more information on the outstanding advances as of March 31, 2007 and December 31, 2006:

LONG-TERM FEDERAL HOME LOAN BANK ADVANCES

(dollars in thousands)

Advance Date	Maturity Date	Conversion Date	Current Rate	3/31/07 Balance	12/31/06 Balance
December 2, 1999	December 2, 2009	Quarterly	5.46%	$5,000	$5,000
May 24, 2000	May 24, 2010	Quarterly	6.49%	$5,000	$5,000
February 9, 2001	February 9, 2011	Quarterly	4.97%	$5,000	$5,000
March 11, 2003	March 11, 2013	March 11, 2008	2.91%	$7,000	$7,000
June 27, 2006	June 27, 2008	None	5.395%	$8,000	$8,000
June 29, 2006	June 29, 2016	June 29, 2008	4.85%	$13,000	$13,000
November 9, 2006	November 9, 2016	November 10, 2008	4.28%	$5,000	$5,000

			TOTAL	$48,000	$48,000

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

(11)	Stock Based Compensation

We account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No 123 – revised 2004 (“SFAS 123R”), “Share-Based Payment,” (“SFAS No. 123R”) which replaced SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We currently use the Black-Scholes option pricing model to determine the fair value of stock options and restricted stock grants. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

The Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was approximately $44 and $38 for the three-month periods ended March 31, 2007 and 2006, respectively. The Company currently has 82,098 nonqualified stock options outstanding at March 31, 2007, which were fully vested as of January 1, 2007. There were no income tax implications for share-based compensation for the three-month period ended March 31, 2007.

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

Under the 2005 Plan, there are options for 78,450 shares granted to officers and key employees currently outstanding as of March 31, 2007. Under the 1995 Plan, there are options for 190,445 shares granted to officers and key employees currently outstanding as of March 31, 2007. All stock options (for both plans) have been granted with an exercise price equal to the stock’s fair market value at the date of the grant. Stock options under the Plan generally have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of the grant. Additionally under the 2005 Plan, there are 15,075 restricted stock grants (“RSG’s”) that have been granted to officers and key employees currently outstanding as of March 31, 2007. These RSG’s will vest 100% on January 31, 2008 (“Vesting Date”) based upon successfully meeting certain performance criteria. The Company determined as of December 31, 2006 that it is no longer probable that the Company will meet the performance criteria related to the vesting of the RSG’s; therefore no compensation expense for these RSG’s has been recognized for the quarter ending March 31, 2007. There was an additional RSG grant made and vested during the first quarter of 2007 for 1,771 shares to a non Named Executive Officer of the Company. As a result of this grant, $23 of compensation expense was recognized during the quarter ending March 31, 2007.

As of March 31, 2007, there are 5,358 shares available for grant under the 1995 Plan and 154,704 shares available for grant under the 2005 Plan. In addition, certain other options for 182,196 shares (adjusted for stock splits), of which 82,098 are outstanding, based on meeting certain past performance criteria have been granted.

The share-based awards granted under the aforementioned Plans have similar characteristics, except that some awards have been granted in options and certain awards have been granted in restricted stock. Therefore, the following disclosures have been disaggregated for the stock option and restricted stock awards of the Plans due to their dissimilar characteristics.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the volatilities of our trading history. The expected life is based on the Company’s history of time to exercise and the weighted average vesting period of 5 years, and forfeitures are estimated based on the Company’s history. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Dividend yield	1.31%	0.53%
Risk-free interest rate	4.47%	4.25%
Volatility	20.94%	23.17%
Expected life	7.34 years	10 years

Total stock-based compensation recognized as compensation expense on our consolidated statement of income is as follows:

	3 Months Ended March 31, 2007 (dollars in thousands)	3 Months Ended March 31, 2006 (dollars in thousands)
Option Grants	$21	$19
Restricted Stock Grants	$23	$19

Total Compensation Expense	$44	$38

The restricted stock grant expense relates to one grant of 1,771 shares that was granted and fully vested during the first quarter of 2007 to an officer of the Company who is not a Named Executive Officer.

As of March 31, 2007, there was $325 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees. A maturity schedule of the unrecognized compensation cost (dollars in thousands) as of March 31, 2007 is as follows:

	Remaining 2007	2008	2009	2010	2011	2012	Total
Compensation Cost	$70	$90	$84	$53	$25	$3	$325

Total unrecognized compensation cost will be adjusted for future grants and future changes in estimated forfeitures.

General Stock Option Information

A summary of option activity under the stock option plans during the three-month period ended March 31, 2007 is presented below:

	Options Outstanding	Weighted Average Exercise Price ($)	Weighted Average Contractual Term
Balance, 12/31/06	338,500	$6.68	3.99 years

Exercised	12,994	$3.25
Authorized	—	—
Forfeited	4,000	$12.50
Granted	31,850	$12.20
Expired	2,363	$3.25

Outstanding at 3/31/07	350,993	$7.27	4.42 years

Exercisable at 3/31/07	259,123	$5.45	2.93 years

There were 31,850 options granted during the three month period ended March 31, 2007 with a weighted average exercise price of $12.20 per option. There were 12,994 options exercised during the three month period ending March 31, 2007. The total intrinsic value of options exercised during the three month period ended March 31, 2007 was $123.

Cash received from option exercises under all share-based payment arrangements for the three-month period ended March 31, 2007 was $42.

Information regarding the stock options outstanding at March 31, 2007 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.18 - $3.81	91,548	1.04 years	$3.24	91,548	$3.24
$5.08 - $5.94	129,695	3.04 years	$5.32	129,695	$5.32
$7.14 - $12.85	99,200	6.86 years	$11.53	29,050	$10.40
$13.00 - $14.23	30,550	7.80 years	$13.76	8,830	$14.00

Totals	350,993	4.42 years	$7.27	259,123	$5.45

The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2007 was $1,938 and $1,886, respectively.

A summary of the status of the Company’s non-vested restricted stock as of March 31, 2007, and changes during the three months then ended is presented below:

	Non-Vested Restricted Stock Outstanding	Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance, 12/31/06	15,075	—	$12.55

Authorized	—	—	—
Forfeited	—	—	—
Granted	—	1,771	$12.20

Outstanding at 3/31/07	15,075	1,771	$12.51

The Company determined at December 31, 2006 that the performance goals related to the vesting of the non-vested restricted stock grants are no longer probable of being met, therefore no compensation expense has been recognized in relation to these grants.

Modifications

Effective March 30, 2007 the Human Resources Committee of the Board of Directors (“HR Committee”) voted to accelerate the vesting of 3,000 stock options granted and outstanding to J. Randall Woodson so that the options outstanding would be fully vested as of March 31, 2007 as a part of his severance agreement. All other outstanding and non-vested options were forfeited upon Mr. Woodson’s resignation. In accordance with the severance agreement, Mr. Woodson has until June 30, 2007 to exercise all outstanding and vested options. Those options not exercised on or before June 30, 2007 will be automatically forfeited. In accordance with FAS 123R, a change in the vesting terms of a stock option award falls under the definition of a modification to the award, and as such, the compensation cost must be re-measured. The compensation cost resulting from the acceleration of Mr. Woodson’s vesting schedule is $18.

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

(12)	Other Items

On January 3, 2007, the Company paid its sixth consecutive semi-annual cash dividend on the Company’s stock, in the amount of $0.07 per share, to shareholders of record December 1, 2006.

(13)	Subsequent Events

On April 25, 2007, the Company declared its seventh consecutive semi-annual cash dividend on the Company’s stock, in the amount of $0.07 per share, payable on July 2, 2007 to shareholders of record June 1, 2007.

Item 2.	Management’s Discussion and Analysis.

Management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the three months ended March 31, 2007 and 2006 is as follows. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes on the December 31, 2006 Form 10-K.

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

Impairment of Loans: We consider a loan impaired when it is probable that we will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collection of all amounts due. A specific allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

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

Performance Summary

The following table shows our key performance ratios for the period ended March 31, 2007 and December 31, 2006 and March 31, 2006:

Key Performance Ratios

	3 months Ended 3/31/07	12 months Ended 12/31/06	3 months Ended 3/31/06
Return on average assets	0.33%	0.54%	0.56%
Return on average equity (1)	5.58%	8.67%	8.87%
Net interest margin (2)	2.86%	3.14%	3.28%
Cost of funds	4.29%	3.85%	3.47%
Yield on earning assets	7.07%	6.93%	6.69%
Basic net earnings per share	$0.12	$0.70	$0.17
Diluted net earnings per share	$0.11	$0.68	$0.17

All	percentage calculations are on an annualized basis.
(1)	The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale or derivatives.
(2)	Calculated on a fully taxable equivalent basis (“FTE”)

Our performance for the first quarter of 2007 was adversely impacted by the increase in our special reserves on two of our impaired loan relationships due to additional credit quality concerns. The first relationship had been placed on non-accrual status during the first quarter of 2006 and we subsequently charged-off $1.2 million at December 31, 2006. Due to poor operational results for the first quarter of 2007, we have identified an additional $484,000 exposure on this relationship and as such, have set aside this amount in our special reserves. The second relationship is a commercially-oriented relationship with loan balances in the aggregate of approximately $2.3 million. At this time, we believe the loans are not adequately secured; therefore a special provision was made to the loan loss reserve in the amount of $716,000, to reflect the potential exposure that we deem exists. We previously had recorded a special provision of $274,000 related to this relationship. The Company’s total loan loss provision for the first quarter of 2007 amounting to $720,000 did include the special loan loss reserves. On the positive side, we were able to reduce our special reserves on the $4.1 million relationship identified during the fourth quarter of 2006 by approximately $70,000. Additionally, due to a modification in our calculation of the Allowance for Loan and Lease Losses in accordance with the new interagency guidance issued in December 2006, we have reduced our general reserve to equal 0.90% of non-impaired loans, as compared to 1.00% at December 31, 2006.

Growth

The following table shows our key growth indicators:

Key Growth Indicators

(dollars in thousands)

	3/31/07	12/31/06	3/31/06
Investment securities	$73,130	$73,617	$57,281
Loans, net	468,597	465,394	429,451
Deposits	417,280	441,489	375,440
Total assets	577,057	591,936	516,179

In comparison to the same period last year, our total assets grew by $60,878 or 12%, net loans grew by $39,146 or 9% and total deposits grew by $41,840 or 11%. During the first quarter of 2007, we made a strategic decision to allow higher cost certificates of deposits to run off at maturity due to our unusually large federal funds sold position at December 31, 2006 and due to a softening in loan demand. As a result, we effectively reduced the size of the Bank by approximately $15 million. Based on current market conditions, we do anticipate that our growth rates will show declines in 2007 when compared to 2006.

Total liabilities at March 31, 2007 were $543.1 million, down 3% from $558.5 million at December 31, 2006 with the decrease primarily represented by a $24.2 million decrease in deposits, offset by a $2.1 million increase in securities sold under agreements to purchase, and a $5.8 million increase in federal funds purchased.

Shareholders’ Equity

Total shareholders’ equity at March 31, 2007 was $34.0 million consisting of $9.1 million in net proceeds from the Company’s 1995 initial public offering, $3.2 million in net proceeds from the Company’s 2000 secondary offering, $3.8 million in net proceeds from a private stock placement in 2004, $1.1 million in proceeds from the exercise of stock options, $104,000 from the expensing of restricted stock grants and incentive stock options, increased by accumulated retained earnings of $17.0 million and decreased by $299,000 of net unrealized losses on securities available-for-sale. Total shareholders’ equity (exclusive of unrealized gains (losses) on investment securities and derivatives) was $34.3 million at March 31, 2007 compared with $33.7 million at December 31, 2006, an increase of $0.6 million or 2%.

Net Income

We earned net income of $475,000 for the three months ended March 31, 2007, a decrease of $225,000 or 32% under the $700,000 reported for the same period in 2006. As discussed above, we have continued to see the net interest margin under considerable pressure from our increased level of non-performing assets as well as the relatively flat yield curve. Our non-performing assets for the first quarter resulted in lost income in excess of $228,000. Additionally, we increased our special reserves on two of our impaired loan relationships during the first quarter of 2007 due to additional credit quality concerns. A successful resolution of each of these credit issues remains the top priority of senior management for 2007.

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

Total interest income was $9,579,000 for the three months ended March 31, 2007, an increase of 22.3% over the $7,831,000 reported for the same period in 2006.

Total interest expense was $5,737,000 for the three months ended March 31, 2007, an increase of $1,703,000 or 42% over the $4,034,000 reported for the same period in 2006.

As a result of the above, net interest income was $3,842,000 for the three months ended March 31, 2007, an increase of 1.2% from the $3,797,000 reported for the same period in 2006. Our net interest margin was 2.86% for the three months ended March 31, 2007, down 42 basis points compared to the 3.28% reported for the same period last year, and down 28 basis points from the 3.14% reported at December 31, 2006. Our net interest margin has been adversely affected by our unusually high level of non-performing assets. While we have continued to see the net interest margin under considerable pressure from the intense competition for deposits and the relatively flat yield curve, our non-performing assets accounted for a 19 basis point decline in our net interest margin for the first quarter of 2007. Additionally, in comparison to the same period last year, we have additional interest expense related to the trust preferred offering completed in December 2006. We do believe managing our net interest margin will continue to be challenging, however, anticipate we improvement as soon as we are able to resolve the credit quality issues related to our non-performing assets.

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

The model also incorporates management’s forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to our earnings. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected. Our cumulative repricing gap for the 90-day time period indicates a slight asset-sensitive position as of December 31, 2006 (the most recent date for which information is currently available).

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

Interest rate swaps are contracts in which a series of cash flows from interest are exchanged over a prescribed period, based upon a notional amount. The notional amount on which the interest payments are based is not exchanged. The Company entered into its first such derivative instrument in April 2006 when it entered into a forward-start interest rate swap agreement (“Agreement”) to convert a portion of its variable rate loans to a fixed rate (cash flow hedge). We entered into this agreement to protect the Bank from interest rate exposure during a period of declining rates. The effective period of the Agreement was April 19, 2007 through April 19, 2009.

During the first quarter of 2007, we terminated this interest rate swap agreement due to the shift of the Bank’s balance sheet to a more liability-sensitive position and the changing interest rate environment as compared to when the Bank entered into the Agreement. The Bank recorded a realized gain on the termination of the Agreement of $50,629.

Noninterest Income

Noninterest income for the three months ended March 31, 2007 and 2006 is shown in the following table:

Noninterest Income

(dollars in thousands)

	3 months Ended 3/31/07	3 months Ended 3/31/06	% Increase/ (Decrease)

Service charges on deposits	$291	$213	37%
Income earned on bank owned life insurance	127	115	10%
Other income	162	129	26%
Realized securities gains/losses	51	(1)	N/M

Total noninterest income	$631	$456	38%

For periods above, the increase in other income is primarily attributable to an increase in income earned from our investment subsidiary, Valley Wealth Management Services, Inc. Expenses for Valley Wealth Management Services, Inc. are included in other expenses in the noninterest expense category. Net income for the subsidiary is not significant at this time. The realized securities gains/losses of $51,000 is the gain realized on the termination of the interest rate swap agreement. The increase in service charges on deposits is primarily due to a change in the overdraft limits per customer as compared to the same period last year.

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

Levels of income derived from these categories vary. For example, fees for the issuance of official checks and customer check sales tend to grow as new branches are added. Fee schedules, while subject to change, generally do not alone yield a significant or discernable increase in income when they change. Additionally, with rising interest rates, mortgage originations and re-financings have slowed down, which decreases the fee income earned on real estate loans.

Noninterest Expense

Noninterest expense for the three-month periods ended March 31, 2007 and 2006 is shown in the following table:

Noninterest Expense

(dollars in thousands)

	3 months Ended 3/31/07	3 months Ended 3/31/06	% Increase/ (Decrease)

Compensation	$1,692	1,485	14%
Occupancy	198	157	26%
Equipment	142	135	5%
Data processing	164	152	8%
Advertising and marketing	43	84	(49)%
Audit fees	103	73	41%
Franchise and purchased tax credit expense	85	67	27%
Business manager	83	61	36%
Deposit expense	65	99	(34)%
Loan expense	32	55	(42)%
Computer software	76	83	(8)%
Other expense	459	270	70%

Total noninterest expense	$3,142	$2,721	15%

Compensation expense has increased over the prior year due to officer merit increases effective January 1, 2007 as well as the net post-employment obligation related to Mr. Woodson’s resignation as Chief Operating Officer. Additionally, our salary deferral related to FAS 91 is less for the first quarter of 2007 due to lower loan growth than in the same period last year. Occupancy and equipment expense increases are primarily attributable to the new occupancy (and related equipment purchases) of the 6th and 7th floors of our main headquarters. We did not take occupancy of the new floors until the end of the first quarter of 2006. We have purposely slowed down our spending on advertising and marketing during the first quarter of 2007 while we revamp our marketing campaign. We anticipate these expenses to increase back to their 2006 levels or higher over the next quarter as we begin to implement our new marketing campaign. Audit fees have increased due to anticipated additional regulatory costs associated with compliance as well as the movement of internal loan review to an external party. The increase in franchise and purchased tax credit expense is a direct result of the significant deposit growth the Bank has experienced year over year. Deposit expense is down due to the write-off of $30,000 related to a fraudulent check scheme that occurred during the first quarter of 2006. The decline in loan expense is due to lower loan growth than in the same period last year. Finally, included in our other expense is the significant increase in our FDIC insurance premiums as compared to the prior year and current expenses associated with our network consultant which were charged to either equipment or computer software expense categories in prior years, depending on the nature of his work. Also included in the other expense category for the first quarter of 2007 is consulting expense associated with our imaging initiative to be implemented later this year. Noninterest expenses are expected to continue to increase as a direct result of business growth, expansion and complexity of banking operations.

Income Taxes

To reflect our anticipated federal income tax liability, an expense of $136,000 at an effective tax rate of 22.3% was recognized for the three months ended March 31, 2007, compared to an expense of $245,000 at an effective tax rate of 25.9% recognized for the three months ended March 31, 2006. Factors contributing to the difference between the effective tax rate and the statutory rate of 34% include provision for loan loss reserves not allowed for tax purposes, tax-exempt interest income on municipal securities (net of disallowance), and tax-exempt income earned on bank-owned life insurance.

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

Investment securities (available-for-sale and held-to-maturity), including restricted equity securities, at March 31, 2007 were $73.1 million, a decrease of $0.5 million or 1% from their level of $73.6 million on December 31, 2006. The decrease is attributable to investment maturities of $0.2 million, and investment purchases of $0.6 million offset by the principal prepayments on mortgage-backed securities. See Note 3 to the Consolidated Financial Statements.

Loan Portfolio

Our total loans were $475.0 million at March 31, 2007, an increase of $3.9 million or 1% from the $471.1 million reported at December 31, 2006. Our ratio of total loans to total funding sources (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and guaranteed preferred beneficial interests in the Company’s junior subordinated debentures) stood at 88.6% at March 31, 2007 and 85.2% at December 31, 2006. Management seeks to maintain the ratio of loans to funding sources at a maximum of 90%.

The loan portfolio primarily consists of commercial, real estate (including real estate term loans,

construction loans and other loans secured by real estate) and loans to individuals for household, family and other consumer purposes. We adjust the mix of lending and the terms of our loan programs according to economic and market conditions, asset/liability management considerations and other factors. Loans typically (in excess of 90%) are made to businesses and individuals located within our primary and secondary market area, most of whom maintain deposit accounts with the Bank. There is no concentration of loans exceeding 10% of total loans, which is not disclosed in the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements or discussed below.

The following table summarizes the loan portfolio by category, net of deferred fees, as of the three-month periods ended March 31, 2007 and 2006 and the year ended December 31, 2006:

Loan Portfolio Summary

(dollars in thousands)

	3/31/07		12/31/06		3/31/06
	$	%	$	%	$	%
Commercial	88,285	18.6	93,400	19.8	97,128	22.4
Commercial real estate	173,665	36.6	174,882	37.2	155,661	35.8
Real estate construction	89,086	18.8	82,537	17.5	64,122	14.8
Residential real estate	116,108	24.4	112,022	23.8	108,891	25.1
Loans to individuals (except those secured by real estate)	7,832	1.6	8,211	1.7	8,358	1.9

Total loans	474,976	100.0	471,052	100.0	434,160	100.0

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

In recognition of our estimate of inherent risks associated with lending activities, a provision for loan losses of $720,000 was provided during the three months ended March 31, 2007, an increase of $133,000 or 23.0% over the $587,000 reported during the same period in 2006. As mentioned previously, we increased our special reserves on two of our impaired loan relationships during the first quarter of 2007 due to additional credit quality concerns. The first relationship had been placed on non-accrual status during the first quarter of 2006 and we subsequently charged-off $1.2 million at December 31, 2006. Due to poor operational results for the first quarter of 2007, we have identified an additional $484,000 exposure on this relationship and as such, have set aside this amount in our special reserves. The second relationship is a commercially-oriented relationship with loan balances in the aggregate of approximately $2.3 million. At this time, we believe the loans are not adequately secured; therefore a special provision was made to the loan loss reserve in the amount of $716,000, to reflect the potential exposure that we deem exists. We previously had recorded a special provision of $274,000 related to this relationship. We believe we have reserved an amount that should be sufficient to cover any potential losses. Although we presently believe any unreserved loan balances are secured by customer assets pledged as collateral, it is obviously a situation which can change, which we are constantly monitoring.

The Company’s total loan loss provision for the first quarter of 2007 amounting to $720,000 did include the special loan loss reserves. On the positive side, we were able to reduce our special reserves on the $4.1 million relationship identified during the fourth quarter of 2006 by approximately $70,000. Additionally, due to a modification in our calculation of the Allowance for Loan and Lease Losses in accordance with the new interagency guidance issued in December 2006, we have reduced our general reserve to equal 0.90% of non-impaired loans, as compared to 1.00% at December 31, 2006.

The ratio of the allowance for loan losses to total loans outstanding was approximately 1.3% at March 31, 2007, which compares to approximately 1.2% of gross loans at December 31, 2006 (see Note 4 to the Consolidated Financial Statements). These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions. A total of $2,180,000 in special reserves is included in the balance of the allowance for loan losses as of March 31, 2007 for impaired loans, which compares to a total of $1,050,000 as of December 31, 2006 and $1,420,000 as of March 31, 2006. The $2,180,000 in special reserves is concentrated in three large relationships within our overall loan portfolio.

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

For the three months ended March 31, 2007, our non-performing assets to total assets ratio decreased from 1.56% at December 31, 2006 to 1.47%. Additionally, our loans past due more than 90 days as a percentage of total loans decreased from 0.13% at December 31, 2006 to 0.00% at March 31, 2007. Nonperforming assets at March 31, 2007, December 31, 2006 and March 31, 2006 are presented in the following table:

Nonperforming Assets

(dollars in thousands)

	3/31/07	12/31/06	3/31/06
Nonaccrual loans	$8,437	$6,343	$4,618
Loans past due 90 days or more	—	616	1,081
Restructured loans	—	—	—
Other nonperforming loans (1)	—	2,265	3,013

Total nonperforming loans	$8,437	$9,224	$8,712

Foreclosed, repossessed and idled properties	19	—	—

Total nonperforming assets	$8,456	$9,224	$8,712

(1)	Other nonperforming loans include impaired loans which are not on nonaccrual status or past due 90 days or more.

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

If nonaccrual loans had performed in accordance with their original terms, additional interest income in the amount of $228,086 for the three-month period ended March 31, 2007; $300,727 for the year ended December 31, 2006; and $24,900 for the three-month period ended March 31, 2006 would have been recorded.

Additionally, the Bank’s credit risk process provides ongoing assessment of the loan portfolio’s risk profile in accordance with standard industry practices. Loan assets which do not support satisfactory risk ratings under this basis are subjected to a well-defined, ongoing management and reporting process. These “Watch-List” loan assets were as follows as of March 31, 2007, December 31, 2006, and March 31, 2006:

Watch List Credits

(dollars in thousands)

	3/31/07	12/31/06	3/31/06
Watch List Credits	$19,844	$19,562	$19,552
% of Total Loans	4.18%	4.15%	4.50%

Other Assets

We have purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s Supplemental Executive Retirement Plan (“SERP”) and other employee benefit costs including health insurance, dental insurance, life insurance, and 401(k) employer match. Bank owned life insurance was $11.2 million at March 31, 2007, an increase of $0.1 million over the $11.1 million reported as of December 31, 2006. The increase is due to the $0.1 million increase in the cash surrender value of the life insurance contracts.

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

The following table summarizes our total deposits for the three months ended March 31, 2007 and for the year ended December 31, 2006:

Deposit Summary

(dollars in thousands)

	3/31/07		12/31/06		Increase/ (Decrease)
	$	%	$	%	$	%
Time deposits	247,177	59.2	263,123	59.6	(15,946)	(6.1)
Interest bearing demand & money market	98,964	23.7	93,444	21.2	5,520	5.9
Savings	54,626	13.1	66,259	15.0	(11,633)	(17.6)
Total interest bearing deposits	400,767	96.0	422,826	95.8	(22,059)	(5.2)

Noninterest demand & official checks	16,513	4.0	18,663	4.2	(2,150)	(11.5)

Total deposits	417,280	100.0	441,489	100.0	(24,209)	(5.5)

We would prefer to have transaction accounts comprise a larger percentage of total deposits, but in order to fund our loan growth, we often have to rely on higher-cost certificates of deposit. Additionally, during the first quarter of 2007, we purposely allowed our higher-cost certificates of deposit to run off at maturity due to our unusually large federal funds sold position as well as a softening in loan demand. Within the certificate of deposit category, in the past, we have marketed CDs nationally to institutional depositors, primarily banks, thrift institutions and credit unions through an Internet-based rate posting service. National market CDs at March 31, 2007 were $11.9 million, a decrease of $0.9 million from the $12.8 million reported at December 31, 2006 and represent 4.8% of total CDs and 2.9% of total deposits at March 31, 2007.

Short-Term Borrowings

Total short-term borrowings (including federal funds purchased and securities sold under agreements to repurchase) increased by $7.9 million from their level of $46.6 million at December 31, 2006 to a total of $54.5 million as of March 31, 2007. The increase is due to our federal funds purchased position of $5.8 million and an increase in our commercial sweep account program of $2.1 million. Short-term borrowings at March 31, 2007 include Federal Home Loan Bank of Atlanta (“FHLB”) borrowings in the amount of $25.0 million and a commercial sweep account program in the amount of $23.7 million.

The FHLB borrowings include two adjustable rate credits. The first loan is a $10 million adjustable rate credit which matures on December 18, 2007 and reprices quarterly on the date of each quarterly interest payment (rate of 5.33% on March 31, 2007). The second loan is a $5 million adjustable rate credit which matures on October 31, 2007 and reprices quarterly on the date of each quarterly interest payment (rate of 5.31% on March 31, 2007). The third FHLB borrowing is a $10 million fixed rate credit at 3.09% that matures on September 4, 2007.

The commercial sweep program involves balances subject to repurchase agreements which are reported as short term borrowings rather than deposits since they are not FDIC insured. The balance in the program is $23.7 million at March 31, 2007, an increase of $2.1 million from the $21.6 million level at December 31, 2006. The program consists of a demand deposit account from which we invest available balances daily in securities on an overnight basis subject to repurchase. On the following business day, we repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month.

Long-Term Borrowings

Federal Home Loan Bank advances are relatively cost-effective funding sources and provide us with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Long-term convertible Federal Home Loan Bank advances totaled $48.0 million at March 31, 2007 and at December 31, 2006. (See Footnote 9 of the Company’s Consolidated Financial Statements for more information on the long-term advances.)

Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures

Valley Financial Statutory Trust III, a statutory business trust (“Trust III”) was created by the Company on December 15, 2006, at which time Trust III issued $5 million in aggregate liquidation amount of $1 par value preferred capital trust securities which mature January 30, 2037. Distributions are payable on the securities at a floating rate equal to the 3-month LIBOR plus 1.73%, and the securities may be prepaid at par by Trust III at any time after January 20, 2012. The principal assets of Trust III are $5.2 million of the Company’s junior subordinated debentures which mature on January 30, 2037, and bear interest at a floating rate equal to the 3-month LIBOR plus 1.73%, and which are callable by the Company after January 30, 2012. All $155,000 in aggregation liquidation amount of Trust III’s common securities are held by the Company.

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

The debenture proceeds from Trust I, Trust II, and Trust III are included in our Tier 1 capital for regulatory capital adequacy purposes to the extent that they do not exceed 25% of our total Tier I capital including the securities. Of the total $16,000,000 in trust preferred proceeds from all three trusts, $11,420,000 is included in Tier 1 capital at March 31, 2007. The remaining $4,580,000 is included in Tier 2 capital at March 31, 2007. Our obligations with respect to the issuance of Trust I, Trust II and Trust III’s preferred securities and common securities constitute a full and unconditional guarantee of Trust I, Trust II and Trust III’s obligations with respect to the preferred securities and common securities. Subject to certain exceptions and limitations, we may elect from time to time to defer interest payments on our junior subordinated debentures, which would result in a deferral of distribution payments on Trust I, Trust II and Trust III’s preferred trust securities and common securities.

Capital Adequacy

We seek to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses. Our financial position at March 31, 2007 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. We review the adequacy of our capital on an ongoing basis at the Company and Bank level and are committed to maintaining a total risk based capital ratio of 10% or greater at the Bank level, as is required for a “well capitalized” institution. We will continue to monitor the Bank capital ratios very closely throughout 2007 due to the strain of the non-performing assets, as our performance is substantially dependent upon the outcome of these credits.

For the periods indicated, the Company had the following risk-based capital and leverage ratios:

Valley Financial Corporation

Ratio	3/31/07	12/31/06	3/31/06
Tier 1	9.3%	9.1%	9.5%
Total	11.4%	11.2%	10.6%
Leverage	7.8%	7.9%	8.3%

For the periods indicated, the Bank had the following risk-based capital and leverage ratios:

Valley Bank

Ratio	3/31/07	12/31/06	3/31/06
Tier 1	9.3%	9.1%	9.0%
Total	10.5%	10.2%	10.1%
Leverage	7.9%	7.9%	8.0%

Total shareholder’s equity grew by $560,000 from December 31, 2006 to March 31, 2007. Earnings, proceeds from the exercise of incentive stock options, the change in unrealized gains and losses for securities available-for-sale, and the reversal of unrealized gains and losses for derivatives not held for trading accounted for the net increase. The Company paid its sixth consecutive semi-annual cash dividend on the Company’s common stock, in the amount of $0.07 per share on January 3, 2007 to shareholders of record December 1, 2006.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and non-pledged securities available-for-sale, at March 31, 2007, totaled $14.5 million compared to $35.6 million at December 31, 2006. The decrease in liquid assets is due primarily to the run-off of our federal funds sold position during the quarter and resulting increase in federal funds purchased. Our funding sources consist of an established federal funds lines with a regional correspondent bank totaling $12.0 million that had a $5.8 million balance as of March 31, 2007, three established federal funds lines with third party banks totaling $21.0 million that had outstanding balances totaling $0 as of March 31, 2007, and an established line with the FHLB that had $73.0 million outstanding under a total line of $90.0 million as of March 31, 2007. We believe these arrangements will be renewed at maturity.

We sell excess funds as overnight federal funds sold to provide an immediate source of liquidity. We had federal funds sold of $0 at March 31, 2007 and $16.6 million at December 31, 2006.

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

The principal goals of our asset and liability management strategy are the maintenance of adequate liquidity and the management of interest rate risk. Liquidity is the ability to convert assets to cash to fund depositors’ withdrawals or borrowers’ loans without significant loss. Interest rate risk management balances the effects of interest rate changes on assets that earn interest or liabilities on which interest is paid, to protect the Bank from wide fluctuations in its net interest income which could result from interest rate changes.

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

We use a number of tools to manage our interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods. (See “Interest Rate Risk” in Item 2.)

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There were no pending legal proceedings during the quarter.

Item 1A.	Risk Factors.

There were no changes to the risk factors identified in the Company’s Annual Report Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon Senior Securities in the quarter.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders in the quarter.

Item 5.	Other Information.

None.

Item 6.	Index to Exhibits

(a)	We filed the following exhibits for the quarter ended March 31, 2007:

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.3	Bylaws as amended July 19, 2003 (incorporated herein by reference to Exhibit 3.3 of Form 10-KSB filed March 30, 2005, File No. 000-28342).

10.2*	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.3*	Severance Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.4*	Stock Option Agreement dated January 29, 2001 by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.5*	Stock Option Agreement dated January 10, 2002, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.5 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.6*	Stock Option Agreement dated July 5, 2005, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.6 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.7*	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.7 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.8*	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

10.9*	Valley Bank Supplemental Retirement Plan effective January 1, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

10.10*	Employment agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit 10.15 of Form 10-QSB filed November 14, 2002, File No. 33-77568).

10.11	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.16 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

10.12*	Stock Option Agreement dated February 9, 1998, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.12 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.13	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and J. Randy Woodson (incorporated herein by reference to Exhibit 10.18 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

10.14*	Stock Option Agreement dated January 21, 1999, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.14 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.15*	Stock Option Agreement dated December 16, 1999, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.15 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.16*	Stock Option Agreement dated January 29, 2001, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.16 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.17*	Stock Option Agreement dated January 10, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.17 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.18*	Stock Option Agreement dated August 26, 2002, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.18 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.19	Insurance Transfer Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.20 of Form 10-KSB filed March 30, 2004, File No. 000-28342).

10.20*	Stock Option Agreement dated July 5, 2005, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.20 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.21*	Restricted Stock Agreement dated July 5, 2005, by and between the Company and J. Randall Woodson (incorporated herein by reference to Exhibit No. 10.21 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.22*	Stock Option Agreement dated November 11, 2004, by and between the Company and John T. McCaleb (incorporated herein by reference to Exhibit No. 10.22 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.23*	Restricted Stock Agreement dated July 5, 2005, by and between the Company and John T. McCaleb (incorporated herein by reference to Exhibit No. 10.23 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.24*	Stock Option Agreement dated November 11, 2004, by and between the Company and Andrew B. Agee (incorporated herein by reference to Exhibit No. 10.24 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.25*	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Andrew Agee (incorporated herein by reference to Exhibit No. 10.25 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.26*	Letter agreement regarding retirement of A. Wayne Lewis dated July 22, 2005, by and among the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.21 of Form 10-Q filed November 14, 2005, File No. 33-77568).

10.27*	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Kimberly B. Snyder (incorporated herein by reference to Exhibit No. 10.27 of Form 10-K filed March 15, 2007, File No. 33-77568).

10.28*	Stock Option Agreement dated July 5, 2005, by and between the Company and Kimberly B. Snyder (incorporated herein by reference to Exhibit No. 10.28 of Form 10-K filed March 15, 2007, File No. 33-77568).

10.29*	Restricted Stock Agreement dated August 10, 2005, by and between the Company and Kimberly B. Snyder (incorporated herein by reference to Exhibit No. 10.29 of Form 10-K filed March 15, 2007, File No. 33-77568).

10.30*	Stock Option Agreement dated August 10, 2005 by, and between the Company and Kimberly B. Snyder (incorporated herein by reference to Exhibit No. 10.30 of Form 10-K filed March 15, 2007, File No. 33-77568).

11.0	Statement re Computation of Earnings per Share (filed herewith as Note 10).

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-Q pursuant to Item 13(a).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

May 14, 2007	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief Executive Officer

May 14, 2007	/s/ Kimberly B. Snyder
Date	Kimberly B. Snyder, Executive Vice President and
Chief Financial Officer