Form 10-Q
period 2007-06-30
VALLEY FINANCIAL CORP /VA/
filed 2007-08-10
CIK 921590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

At August 10, 2007, 4,183,697 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION

FORM 10-Q

June 30, 2007

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in:

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

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited) 6/30/07	(Audited) 12/31/06

Assets
Cash and due from banks	$8,627	$9,778
Interest-bearing deposits in banks	93	91
Federal funds sold	—	16,630
Securities available-for-sale	50,307	48,405
Securities held-to-maturity (approximate market values of $17,459 at June 30, 2007 and $19,940 at December 31, 2006)	17.840	20,133
Restricted equity securities	5,188	5,079
Loans, net of allowance for loan losses of $6,075 at June 30, 2007 and $5,658 at December 31, 2006	476,113	465,394
Premises and equipment, net	6,610	6,873
Bank owned life insurance	11,374	11,117
Accrued interest receivable	3,116	2,954
Other assets	5,648	5,482

Total assets	$584,916	$591,936

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest- bearing deposits	$18,862	$18,663
Interest-bearing deposits	397,483	422,826

Total deposits	416,345	441,489

Federal funds purchased and securities sold under agreements to repurchase	38,349	21,635
Short-term borrowings	33,000	25,000
Long-term borrowings	40,000	48,000
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	16,496	16,496
Accrued interest payable	3,672	3,133
Other liabilities	2,730	2,782

Total liabilities	550,592	558,535

Commitments and other contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value. Authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 4,181,117 at June 30, 2007 and 4,112,074 at December 31, 2006, respectively	17,606	17,212
Retained earnings	17,588	16,488
Accumulated other comprehensive income (loss)	(870)	(299)

Total shareholders’ equity	34,324	33,401

Total liabilities and shareholders’ equity	$584,916	$591,936

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share data)

	3 Months Ended		6 Months Ended
	6/30/07	6/30/06	6/30/07	6/30/06
Interest Income:
Interest and fees on loans	$8,743	7,779	$17,317	$14,983
Interest on securities - taxable	793	518	1,555	1,002
Interest on securities - nontaxable	118	137	253	275
Interest on deposits in banks	1	2	109	7

Total interest income	9,655	8,436	19,234	16,267

Interest Expense:
Interest on deposits	4,248	3,270	8,598	6,193
Interest on short-term borrowings	316	333	593	632
Interest on long-term borrowings	551	402	1,132	790
Interest on guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	297	196	590	379
Interest on federal funds purchased and securities sold under agreements to repurchase	400	304	636	545

Total interest expense	5,812	4,505	11,549	8,539

Net interest income	3,843	3,931	7,685	7,728
Provision for loan losses	122	119	842	706

Net interest income after provision for loan losses	3,721	3,812	6,843	7,022

Noninterest Income:
Service charges on deposit accounts	314	234	605	447
Income earned on bank owned life insurance	130	129	257	244
Other income on real estate loans	20	29	33	58
Realized losses on sale of securities	(50)	—	(50)	(1)
Realized gains on disposal of derivative instruments	—	—	51	—
Other income	155	134	304	234

Total noninterest income	569	526	1,200	982

Noninterest Expense:
Compensation expense	1,591	1,531	3,283	3,016
Occupancy expense	182	170	380	327
Equipment expense	136	129	278	264
Data processing expense	147	155	311	307
Advertising and marketing expense	113	71	156	155
Audit fees	85	73	188	146
Franchise and purchased tax credit expense	519	67	604	134
Business manager expense	68	67	151	128
Deposit expense	63	62	128	161
Loan expenses	44	56	76	111
Computer software expense	90	105	166	188
Other expense	502	366	961	636

Total noninterest expense	3,540	2,852	6,682	5,573

Income before income taxes	750	1,486	1,361	2,431
Income tax expense	(168)	446	(32)	691

Net income	$918	$1,040	$1,393	1,740

Earnings per share
Basic earnings per share	$0.22	$0.25	$0.34	$0.43

Diluted earnings per share	$0.22	$0.25	$0.33	0.41

Weighted average shares	4,161,546	4,107,593	4,143,326	4,093,413

Diluted average shares	4,226,650	4,216,423	4,216,031	4,199,448

Dividends declared per share	$0.07	$0.07	$0.07	$0.07

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except share and per share data)

	6 Months Ended
	6/30/07	6/30/06
Cash flows from operating activities
Net income	$1,393	$1,740
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	842	706
Depreciation and amortization	406	369
Stock option expense	85	80
(Increase) in deferred income tax	(2)	(449)
Net losses on sale of securities	50	1
Net gains on disposal of derivative instruments	(51)	—
Net amortization (accretion) of bond premiums/discounts	77	88
Decrease in unearned fees	28	—
(Increase) in interest receivable	(162)	(360)
(Increase) in other assets	(126)	(234)
(Increase) in value of life insurance contracts	(257)	(244)
Increase in accrued interest payable	539	904
(Decrease) in other liabilities	(127)	(67)

Net cash provided by operating activities	2,695	2,534

Cash flows from investing activities
(Increase) decrease in interest- bearing deposits in banks	(2)	213
Decrease in federal funds sold	16,630	—
Purchases of premises and equipment	(130)	(733)
Purchases of securities available-for-sale	(8,331)	(5,694)
Purchases of securities held-to-maturity	—	—
Purchases of restricted equity securities	(109)	(1,284)
Proceeds from sales/calls/paydowns/maturities of securities available-for-sale	5,846	3,191
Proceeds from paydowns on securities held-to-maturity	2,248	308
Principal repayments of restricted equity securities	—	225
Purchase of bank owned life insurance	—	(1,700)
Increase in loans, net	(11,589)	(34,960)

Net cash used in investing activities	4,563	(40,434)

Cash flows from financing activities
Increase in noninterest-bearing deposits	199	3,009
Increase (decrease) in interest-bearing deposits	(25,343)	26,385
Increase (decrease) in short-term borrowings	8,000	(8,000)
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	16,714	(4,131)
Increase (decrease) in long-term borrowings	(8,000)	21,000
Cash dividends paid	(288)	(285)
Proceeds from issuance of common stock	309	132

Net cash provided by financing activities	(8,409)	38,110

Net Increase (decrease) in cash and due from banks	(1,151)	210

Cash and due from banks at beginning of year	9,778	9,746

Cash and due from banks at end of year	$8,627	9,956
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,010	$7,635

Cash paid during the period for taxes	$—	$948

Noncash financing and investing activities:
Transfer of loans to foreclosed property	$—	$—

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2007 (Unaudited)

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

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. To comply with Federal Reserve regulations, the Bank is required to maintain certain average reserve balances. The daily cash reserve requirement for the two weeks including June 30, 2007 was $96, less cash on hand in the amount of $1,109, or a net of $0.

As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of June 30, 2007 was $250.

(3)	Securities

The carrying values, unrealized gains, unrealized losses, and approximate fair values of available-for-sale and held-to-maturity investment securities at June 30, 2007 are shown in the tables below. As of June 30, 2007, investments (including both available-for-sale and held-to-maturity) and restricted equity securities with amortized costs and fair values of $59,064 and $58,669, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law. At June 30, 2007 we evaluated our investment portfolio and determined all unrealized losses presented in the table below are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The following table sets forth the composition of securities available for sale at June 30, 2007. Securities available for sale are carried at approximate market value.

Available-for-Sale Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U. S. Government and federal agency	$864	$—	$2	$862
Government-sponsored enterprises	22,504	—	510	21,994
Mortgage-backed securities	11,655	6	301	11,360
Collateralized mortgage obligations	12,339	—	512	11,827
States and political subdivisions	4,163	31	29	4,165
Corporate debt securities	100	—	1	99

Total securities available for sale	51,625	$37	1,355	$50,307

The following table sets forth the composition of securities held to maturity at June 30, 2007. Securities held to maturity are carried at amortized cost.

Held-to-Maturity Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U. S. Government and federal agency	$7,951	$—	$224	$7,727
Mortgage-backed securities	2,121	—	85	2,036
Collateralized mortgage obligations	534	—	41	493
States and political subdivisions	7,234	33	64	7,203

Total securities held to maturity	$17,840	$33	$414	$17,459

(4)	Allowance for Loan Losses

The following table summarizes the loan loss experience for the six-month periods ended June 30, 2007 and 2006.

Allowance for Loan Losses

(dollars in thousands)

	6/30/07	6/30/06
Balance at January 1	$5,658	$4,124
Provision for loan losses	842	706
Recoveries:
Commercial	—	4
Loans to individuals	6	—
Charged off loans:
Commercial	(429)	(2)
Credit Cards	—
Loans to individuals	(2)	—

Balance at June 30	$6,075	$4,832

(5)	Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following tables summarize earnings per share and the shares utilized in the computations:

	Earnings Per Share
	6 Months Ending		3 Months Ending
	6/30/07	6/30/06	6/30/07	6/30/06
Basic	$0.34	$0.43	$0.22	$0.25
Diluted	$0.33	$0.41	$0.22	$0.25

	Weighted Average Shares Outstanding
	6 Months Ending		3 Months Ending
	06/30/07	6/30/06	6/30/07	6/30/06
Basic	4,143,326	4,093,413	4,161,546	4,107,593
Diluted	4,216,031	4,199,448	4,226,650	4,216,423

(6)	Comprehensive Income

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

The adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company has net unrealized gains (losses) on available for sale securities, an item of other comprehensive income (loss). For the six months ended June 30, 2007 and 2006, total comprehensive income (loss) was $823 and $1,106 respectively.

The information that follows discloses the reclassification adjustments and the income taxes related to the net unrealized gains (losses) on securities available-for-sale and net unrealized gains (losses) on derivatives not held for trading that are included in other comprehensive income (loss), net of income taxes for the six- and three-month periods ended June 30, 2007 and 2006.

	6 Months Ended (dollars in thousands)		3 Months Ended (dollars in thousands)
	6/30/07	6/30/06	6/30/07	6/30/06
Net unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) during the year	$(808)	$(707)	$(915)	$(406)
Less reclassification adjustments for realized gains included in net income, net of tax	33	—	33	—
Net unrealized gains (losses) on derivatives not held for trading	(55)	(256)	—	(256)
Less reclassification adjustments for realized gains on derivatives included in net income, net of tax	(34)
Income tax benefit (expense)	293	328	310	225

Other comprehensive income (loss), net of income taxes	$(571)	$(635)	$(572)	$(437)

(7)	Financial Instruments With Off-Balance Sheet Risk

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk, which involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At June 30, 2007 outstanding commitments to extend credit were $151,632 as compared to $173,379 at December 31, 2006.

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

The Bank has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. As of June 30, 2007 aggregate loans to directors, executive officers, and principal shareholders totaled $19,032. An analysis of loan activity to directors, executive officers, and principal shareholders is as follows:

Loans to Related Parties

(dollars in thousands)

Balances as of January 1, 2007	$20,255
Addition of new director/officer(s)	—
Advances	1,507
Repayments	(2,730)

Balances as of June 30, 2007	$19,032

(9)	Long-Term Federal Home Loan Bank Advances

The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $40.0 million as of June 30, 2007. There are four convertible advances in the amount of $5.0 million each and one convertible advance in the amount of $7.0 million. The Federal Home Loan Bank of Atlanta has the option to convert $27.0 million in convertible advances on the conversion dates below, and on any quarterly interest payment date thereafter, with at least two business days notice. If called, the four $5.0 million convertible advances and the one $7.0 million convertible advance will be converted into a 3-month London Interbank Offered Rate (“LIBOR”) based adjustable rate credit (ARC) at 3-month LIBOR. The remaining loan is a structured advance with the Federal Home Loan Bank of Atlanta. This advance is a convertible advance in the amount of $13.0 million at 3-month LIBOR minus 0.50% per annum. The advance may be called on the two-year anniversary date by the issuer. If it is not called, it will automatically convert to a fixed rate of 5.03% for the remaining eight year maturity.

The following table provides more information on the outstanding long-term advances as of June 30, 2007:

LONG-TERM FEDERAL HOME LOAN BANK ADVANCES

(dollars in thousands)

Advance Date	Maturity Date	Conversion Date	Current Rate	6/30/07 Balance
December 2, 1999	December 2, 2009	Quarterly	5.46%	$5,000
May 24, 2000	May 24, 2010	Quarterly	6.49%	$5,000
February 9, 2001	February 9, 2011	Quarterly	4.97%	$5,000
March 11, 2003	March 11, 2013	March 11, 2008	2.91%	$7,000
June 29, 2006	June 29, 2016	June 29, 2008	4.85%	$13,000
November 9, 2006	November 9, 2016	November 10, 2008	4.28%	$5,000

			TOTAL	$40,000

We reclassified one $8 million FHLB advance from long-term to short-term as of June 30, 2007. It is a variable rate advance priced at the Prime Rate minus 2.855% per annum with a maturity date of June 28, 2008.

(10)	Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures .

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

The Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was approximately $85 and $80 for the six-month periods ended June 30, 2007 and 2006, respectively. The Company currently has 66,733 nonqualified stock options outstanding at June 30, 2007, which were fully vested as of January 1, 2007. There were no income tax implications for share-based compensation for the three-month or six-month period ended June 30, 2007.

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

Under the 2005 Plan, there are options for 75,050 shares granted to officers and key employees currently outstanding as of June 30, 2007. Under the 1995 Plan, there are options for 147,812 shares granted to officers and key employees currently outstanding as of June 30, 2007. All stock options (for both plans) have been granted with an exercise price equal to the stock’s fair market value at the date of the grant. Stock options under the Plan generally have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of the grant. Additionally under the 2005 Plan, there are 12,225 restricted stock grants (“RSG’s”) that have been granted to officers and key employees currently outstanding as of June 30, 2007. These RSG’s will vest 100% on January 31, 2008 (“Vesting Date”) based upon successfully meeting certain performance criteria. The Company determined at December 31, 2006 that the performance goals related to the vesting of the non-vested restricted stock grants are no longer probably of being met, therefore no compensation expense has been recognized in relation to these grants for the six-month period ended June 30, 2007.

As of June 30, 2007, there are 11,441 shares available for grant under the 1995 Plan and 160,954 shares available for grant under the 2005 Plan. In addition, certain other options for shares (adjusted for stock splits), of which are outstanding, based on meeting certain past performance criteria have been granted.

The share-based awards granted under the aforementioned Plans have similar characteristics, except that some awards have been granted in options and certain awards have been granted in restricted stock. Therefore, the following disclosures have been disaggregated for the stock option and restricted stock awards of the Plans due to their dissimilar characteristics.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the volatilities of our trading history. The expected life is based on the average life of the options of 10 years and the weighted average vesting period of 5 years, and forfeitures are estimated based on the Company’s history. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the six month periods ended June 30, 2007 and 2006.

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Dividend yield	1.00%	0.03%
Risk-free interest rate	4.47%	4.45%
Volatility	20.9%	20.71%
Expected life	7.3 years	10 years

Total stock-based compensation recognized as compensation expense on our consolidated statement of income is as follows:

	6 Months Ended (dollars in thousands)		3 Months Ended (dollars in thousands)
	6/30/07	6/30/06	6/30/07	6/30/06
Option Grants	$63	$41	$42	$22
Restricted Stock Grants	22	39	—	20

Total Compensation Expense	$85	$80	$42	$42

The restricted stock grant expense for the six months ended June 30, 2007 relates to one grant of 1,771 shares that was granted and fully vested during the first quarter of 2007 to an officer of the Company who is not a Named Executive Officer.

As of June 30, 2007, there was $291 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees. A maturity schedule of the unrecognized compensation cost as of June 30, 2007 is as follows:

	Remaining 2007	2008	2009	2010	2011	2012	Total
Compensation Cost	$45	$87	$81	$51	$24	$3	$291

Total unrecognized compensation cost will be adjusted for future grants and future changes in estimated forfeitures.

General Stock Option Information

A summary of option activity under the stock option plans during the six month period ended June 30, 2007 is presented below:

	Options Outstanding	Weighted Average Exercise Price ($)	Weighted Average Contractual Term
Balance, 12/31/06	338,500	$6.68	3.99 years
Exercised	67,272	$4.60
Authorized	—	—
Forfeited	11,120	$11.72
Granted	31,850	$12.20
Expired	2,363	$3.25

Outstanding at 6/30/07	289,595	$7.61	4.38 years

Exercisable at 6/30/07	203,845	$5.56	2.65 years

There were no options granted during the three month period ended June 30, 2007. There were 54,279 options exercised during the three-month period ended June 30, 2007 with a weighted average exercise price of $4.92 per option. There were 7,120 options forfeited during the three-month period ended June 30, 2007 with a weighted average exercise price of $11.28.

The total intrinsic value of options exercised during the three and six month periods ended June 30, 2007 was $340 and $463, respectively. The total intrinsic value of options exercised during the three- and six-month periods ended June 30, 2006 was $68 and $287, respectively.

Cash received from option exercises under all share-based payment arrangements for the three- and six-month periods ended June 30, 2007 was $267 and $309, respectively Cash received from option exercises under all share-based payment arrangements for the three- and six-month periods ended June 30, 2006 was $18 and $132, respectively.

Information regarding the stock options outstanding at June 30, 2007 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.18 - $3.81	66,733	1.03 years	$3.18	66,733	$3.18
$5.08 - $5.94	104,232	2.35 years	$5.23	104,232	$5.23
$7.14 - $12.85	88,080	8.10 years	$11.65	24,050	$10.50
$13.00 - $14.23	30,550	7.91 years	$13.76	8,830	$14.00

Totals	289,595	4.38 years	$7.61	203,845	$5.56

The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2007 was $1,095 and $1,091, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2006 was $2,311 and $2,135, respectively.

A summary of the status of the Company’s non-vested restricted stock as of June 30, 2007, and changes during the six months then ended is presented below:

	Non-Vested Restricted Stock Outstanding	Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance, 12/31/06	15,075	1,771	$12.51
Authorized	—	—	—
Forfeited	2,850	—	$12.50
Granted Vested	— —	— —	— —

Outstanding at 6/30/07	12,225	1,771	$12.46

The fair value of each restricted stock grant is equal to the stock price on the date of grant and assumes the performance goals will be achieved. Total compensation cost is recognized on a pro-rata basis over the remaining vesting period, through July 31, 2008. If such performance goals are not met, any previously recognized compensation cost will be reversed. The Company determined at December 31, 2006 that the performance goals related to the vesting of the non-vested restricted stock grants are no longer probable of being met, therefore no compensation expense has been recognized in relation to these grants for the six-month period ended June 30, 2007.

Modifications

Effective March 30, 2007 the Human Resources Committee of the Board of Directors (“HR Committee”) voted to accelerate the vesting of 3,000 stock options granted and outstanding to J. Randall Woodson so that the options outstanding would be fully vested as of March 31, 2007 as a part of his severance agreement. All other outstanding and non-vested options were forfeited upon Mr. Woodson’s resignation. In accordance with the severance agreement, Mr. Woodson has until June 30, 2007 to exercise all outstanding and vested options. In accordance with FAS 123R, a change in the vesting terms of a stock option award falls under the definition of a modification to the award, and as such, the compensation cost must be re-measured. The compensation cost resulting from the acceleration of Mr. Woodson’s vesting schedule is $18. On April 27, 2007, Mr. Woodson exercised 24,863 of his outstanding and vested options.

Policy for issuing shares upon option exercise

Options shall be exercised by the delivery of a written notice to the Company in the form prescribed by the HR Committee setting forth the number of shares with respect to which the option is to be exercised, accompanied by full payment for the shares. The option price shall be payable to the Company in full either in cash, by delivery of shares of stock valued at fair market value at the time of exercise, delivery of a promissory note (in the HR Committee’s sole discretion), or by a combination of the foregoing. As soon as practicable, after receipt of written notice and payment, the Company shall deliver to the participant, stock certificates (new shares) in an appropriate amount based upon the number of options exercised, issued in the participant’s name. No participant who is awarded options shall have rights as a shareholder in connection with the shares subject to such options until the date of exercise of the options.

(12)	Other Items

On July 2, 2007, the Company paid its seventh consecutive semi-annual cash dividend on the Company’s stock, in the amount of $0.07 per share, payable on to shareholders of record June 1, 2007.

(13)	Subsequent Events

On July 26, 2007, the Company’s wholly-owned subsidiary, Valley Bank (“Bank”) entered into a ground lease agreement (“Lease”) with the Maury Lee Strauss Revocable Trust (“Trust”). Maury Strauss, a Director Emeritus of the Bank and Company, is the trustee of the Trust. Pursuant to the Lease, the Bank will lease the property at 2101 and 2105 Crystal Spring Avenue, Roanoke, Virginia from the Trust for an initial term of twenty-five (25) years, with options to renew. The Bank intends to construct a new branch office on the leased land at the corner of Crystal Spring Avenue and McClanahan Street in the South Roanoke neighborhood in Roanoke Virginia with a planned opening sometime during the first quarter of 2008.

Item 2.	Management’s Discussion and Analysis.

Management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the six months ended June 30, 2007 and 2006 is as follows. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes on the December 31, 2006 Form 10-K.

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

On a quarterly basis, we perform a detailed analysis of the allowance for loan losses to verify the adequacy and appropriateness of the allowance in meeting possible losses in the loan portfolio. In analyzing our current portfolio to determine the appropriate level of the allowance for loan losses, we first segregate our portfolio into loans within the scope of FAS 114 (potentially impaired loans) and FAS 5 (non-impaired loan pools). Included in our potentially impaired loan category are our current “watch list” credits plus any additional credits which have been past due three or more times within the past 12 month period. We individually review these potentially impaired loans under FAS 114 and make a determination if the loan in fact is impaired. We consider a loan impaired when it is probable that we will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collection of all amounts due. If it is found to be impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. We recognize any impairment by creating a valuation allowance with a corresponding charge to bad-debt expense or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to bad-debt expense. The valuation allowance becomes our “special reserves” for the specific loan.

We take the balance of our portfolio and add back to it any loans that were included in the potentially impaired loan category but that were found not to be impaired. We then segregate the remaining portfolio into specific categories based on type of loan and review the groups of loans to estimate loss under FAS 5. We apply a specific loss factor to each category based upon our historical loss experience for each category of loans over the previous five year ends. The loss factor is multiplied by the outstanding balance in the loan category to estimate potential loss for our allowance for loan losses. We then evaluate certain environmental and qualitative factors that are relevant to our portfolio and make a risk assessment of low, medium, or high for each factor. An additional loss factor is assigned to the portfolio according to the risk assessment. This evaluation is inherently subjective, because it requires estimates that may be significantly revised as more information becomes available. We believe the allowance for loan losses is appropriate to provide for expected losses in the loan portfolio, but there are no assurances that it will be.

Our internal loan and credit process review program is managed through our Enterprise Risk Management division and is intended to reduce and control the risks associated with the lending process on an ongoing basis. It includes monitoring the lending activities of all bank personnel and an assessment of the effectiveness, with respect to underwriting and processing new loans, preventing insider abuse, minimizing lender liability risk exposure, and ensuring timely follow-up and corrective action for loans showing signs of deterioration in quality. We have engaged independent third party reviewers to assist with the process on a quarterly basis. Bank regulators also periodically review the loan portfolio and other assets to assess their quality, and we employ a second independent, third party loan review firm for external loan review on a semi-annual basis as well.

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

Performance Summary

The following table shows our key performance ratios for the period ended June 30, 2007 and December 31, 2006 and June 30, 2006:

Key Performance Ratios

	6 months Ended 6/30/07	12 months Ended 12/31/06	6 months Ended 6/30/06
Return on average assets	0.48%	0.54%	0.68%
Return on average equity (1)	8.10%	8.67%	10.85%
Net interest margin (2)	2.86%	3.14%	3.26%
Cost of funds	4.32%	3.85%	3.59%
Yield on earning assets	7.08%	6.93%	6.79%
Basic net earnings per share	$0.34	$0.70	$0.43
Diluted net earnings per share	$0.33	$0.68	$0.41

(1)	The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.

(2)	Calculated on a fully taxable equivalent basis (“FTE”)

The Company’s performance for the six-month period ended June 30, 2007 was adversely impacted by the increase in our special reserves on two of our impaired loan relationships during the first quarter of 2007. However, for the three months ended June 30, 2007, we reported net income of $918,000 compared with $475,000 for the first quarter of 2007, a 93% increase. Diluted earnings per share were $0.22 in the second quarter of 2007 compared to $0.11 in the first quarter, an increase of 100%. Our second quarter net income produced returns on average assets and average shareholders’ equity of 0.64% and 10.55%, respectively, compared to returns of 0.33% and 5.58% for the first quarter of 2007. The net interest margin for the second quarter of 2007 was 2.85%, down just 1 basis point compared to the 2.86% for the first quarter of 2007, providing very hopeful encouragement that we have reached a bottoming out on the net interest margin. The new money market product we introduced in the second quarter of 2006 that has an interest rate tied directly to the Wall Street Journal Prime Rate has continued to experience a strong reception by both individuals and businesses in our market place. As of June 30, 2007, this new product offering had amassed over $67 million in deposit balances, providing not only substantial deposit growth to fund our asset growth, but expense savings, as well.

Additionally, our credit quality ratios as of June 30, 2007 did show improvement as the non-performing asset ratio declined to 1.48% from 1.56% at December 31, 2006. We believe that substantial progress has been made to resolve the Company’s previously disclosed problem loan issues, however, problem loan workouts often take considerable time to resolve. The provision for loan losses in the second quarter of 2007 amounted to $122,000 compared to $720,000 reserved in the first quarter of this year. While we presently believe any potential loss exposure has been fully reserved and the remaining balance is secured by customer assets pledged as collateral, it is obviously a situation that can change which we are constantly monitoring. As of June 30, 2007, the Company had 0.00% of loans that were 90 days or more past due compared to 0.13% of total loans as of December 31, 2006.

We remain committed to return to our decade-long, pristine credit quality standards, and in that effort have made significant changes to our credit processes and have instilled a much more disciplined credit environment. These changes, however, will not effect or alter the superior levels of customer service our customers have come to expect from the Bank. During the past 12 years, we have extended loans to businesses and individuals in the Roanoke Valley amounting to nearly $1 billion and we consider it our mission to be one of the leading catalysts for the growth and vitality of this region.

Growth

The following table shows our key growth indicators:

Key Growth Indicators

(dollars in thousands)

	6/30/07	12/31/06	6/30/06
Investment securities	$73,335	$73,617	$60,689
Loans, net	$476,113	$465,394	$444,507
Deposits	$416,345	$441,489	$394,710
Total assets	$584,916	$591,936	$539,250

In comparison to the same period last year, our total assets grew by $45.7 million or 8%, net loans grew by $31.6 million or 7% and total deposits grew by $21.6 million or 5%. During the first quarter of 2007, we made a strategic decision to allow higher cost certificates of deposits to run off at maturity due to our unusually large federal funds sold position at December 31, 2006 and due to a softening in loan demand. Based on current market conditions, we do anticipate that our growth rates will show declines in 2007 when compared to 2006.

Total liabilities at June 30, 2007 were $550.6 million, down 1% from $558.5 million at December 31, 2006 with the decrease primarily represented by a $25.1 million decrease in deposits, offset by an $18.5 million increase in federal funds purchased.

Shareholders’ Equity

Total shareholders’ equity at June 30, 2007 was $34.3 million compared to $33.4 million at December 31, 2006, an increase of $900,000 or 3%. Total shareholders’ equity (exclusive of unrealized gains (losses) on investment securities and derivatives) was $35.2 million at June 30, 2007 compared with $33.7 million at December 31, 2006, an increase of $1.5 million or 4%.

Net Income

We earned net income of $1,393,000 for the six months ended June 30, 2007, a decrease of $347,000 or 20% over the $1,740,000 reported for the same period in 2006. We earned net income of $918,000 for the three month period ended June 30, 2007, a decrease of $122,000 or 12% over the $1,040,000 reported for the same period in 2006. As discussed above, our performance for the first half of 2007 was adversely impacted by the increase in our special reserves on two of our impaired loan relationships during the first quarter of 2007. Additionally, we have continued to see the net interest margin under considerable pressure from the relatively flat yield curve and the intense competition for deposits. A successful resolution of our problem credit issues remains the top priority of senior management for the remainder of 2007.

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

Total interest income was $19,234,000 for the six months ended June 20, 2007, an increase of 18% over the $16,267,000 reported for the same period in 2006. Total interest income was $9,655,000 for the three months ended June 30, 2007, an increase of 14% over the $8,436,000 reported for the three months ended June 30, 2006.

Total interest expense was $11,549,000 for the six months ended June 20, 2007, an increase of 35% over the $8,539,000 reported for the same period in 2006. Total interest expense was $5,812,000 for the three months ended June 30, 2007, an increase of 29% over the $4,505,000 reported for the three months ended June 30, 2006.

As a result of the above, net interest income was $7,685,000 for the six months ended June 30, 2007, a decrease of 1% from the $7,728,000 reported for the same period in 2006. Net interest income was $3,843,000 for the three months ended June 30, 2007, a decrease of 2% from the $3,931,000 reported for the same period in 2006. Our net interest margin was 2.86% for the six months ended June 30, 2007, down 40 basis points compared to the 3.26% reported for the same period last year. Our net interest margin was 2.85% for the three months ended June 30, 2007, down 39 basis points compared to the 3.24% reported for the same period last year. Our net interest margin has been adversely affected by our unusually high level of non-performing assets. While we have continued to see the net interest margin under considerable pressure from the intense competition for deposits and the relatively flat yield curve, our non-performing assets accounted for a 17 basis point decline in our net interest margin for the six months ended June 30, 2007. Additionally, in comparison to the same period last year, we have additional interest expense related to the trust preferred offering completed in December 2006. We do believe managing our net interest margin will continue to be challenging, however, anticipate we will see improvement as soon as we are able to resolve the credit quality issues related to our non-performing assets, absent other factors which may negatively impact our net interest margin.

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

The model also incorporates management’s forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to our earnings. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected. Our cumulative repricing gap for the 90-day time period indicates a liability-sensitive position as of March 31, 2007 (the most recent date for which information is currently available).

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

Interest rate swaps are contracts in which a series of cash flows from interest are exchanged over a prescribed period, based upon a notional amount. The notional amount on which the interest payments are based is not exchanged. The Company entered into its first such derivative instrument in April 2006 when it entered into a forward-start interest rate swap agreement (“Agreement”) to convert a portion of its variable rate loans to a fixed rate (cash flow hedge). We entered into this agreement to protect the Company from interest rate exposure during a period of declining rates. The effective period of the Agreement was April 19, 2007 through April 19, 2009.

During the first quarter of 2007, we terminated this interest rate swap agreement due to the shift of the Bank’s balance sheet to a more liability-sensitive position and the changing interest rate environment as compared to when the Company entered into the Agreement. The Company recorded a realized gain on the termination of the Agreement of $50,629.

Noninterest Income

Noninterest income for the three months ended June 30, 2007 and 2006 is shown in the following table:

Noninterest Income

(dollars in thousands)

	3 months Ended 6/30/07	3 months Ended 6/30/06	% Increase/ (Decrease)
Service charges on deposits	$314	$234	34%
Income earned on bank owned life insurance	130	129	1%
Other income	175	163	7%
Realized derivatives gains/losses	—	—	N/M
Realized securities gains/losses	(50)	—	N/M

Total noninterest income	$569	$526	8%

Noninterest income for the six months ended June 30, 2007 and 2006 is as follows:

Noninterest Income

(dollars in thousands)

	6 months Ended 6/30/07	6 months Ended 6/30/06	% Increase/ (Decrease)
Service charges on deposits	$605	$447	35%
Income earned on bank owned life insurance	257	244	5%
Other income	337	292	15%
Realized derivatives gains/losses	51	—	N/M
Realized securities gains/losses	(50)	(1)	N/M

Total noninterest income	$1,200	$982	22%

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

The increase in service charges on deposit accounts for both periods listed above is primarily due to an increase in our fee rates for non-sufficient funds and overdraft charges.

Other fee income consists of several categories, primarily the following:

•	Fees for the issuance of official checks

•	Fees for wire transfers

•	Safe deposit box rent

•	Income from the sale of customer checks

•	Income on real estate loans

•	Extension fees, insurance premiums, and letter of credit fees

•	Income earned from Valley Wealth Management, Inc.

Levels of income derived from these categories vary. For example, general market conditions and new insurance premiums purchased affect the income earned on bank owned life insurance. Fees for the issuance of official checks and customer check sales tend to grow as new branches are added. Fee schedules, while subject to change, generally do not alone yield a significant or discernable increase in income when they change. For both periods above, the increase in other income is primarily attributable to increase in income earned on letter of credit fees, and the gross income earned from our investment subsidiary, Valley Wealth Management Services, Inc. Expenses for Valley Wealth Management Services, Inc. are included in noninterest expenses. Net income for the subsidiary is not significant at this time.

Noninterest Expense

Noninterest expense for the three-month period ended June 30, 2007 and 2006 is shown in the following table:

Noninterest Expense

(dollars in thousands)

	3 months Ended 6/30/07	3 months Ended 6/30/06	% Increase/ (Decrease)
Compensation expense	$1,591	1,531	4%
Occupancy expense	182	170	7%
Equipment expense	136	129	5%
Data processing expense	147	155	(5%)
Advertising and marketing expense	113	71	59%
Audit fees	85	73	16%
Franchise and purchased tax credit expense	519	67	675%
Business manager expense	68	67	1%
Deposit expense	63	62	2%
Loan expense	44	56	(21%)
Computer software expense	90	105	(14%)
Other expense	502	366	37%

Total noninterest expense	$3,540	2,852	24%

Noninterest expense for the six months ended June 30, 2007 and 2006 is as follows:

Noninterest Expense

(dollars in thousands)

	6 months Ended 6/30/07	6 months Ended 6/30/06	% Increase/ (Decrease)
Compensation expense	$3,283	$3,016	9%
Occupancy expense	380	327	16%
Equipment expense	278	264	5%
Data processing expense	311	307	1%
Advertising and marketing expense	156	155	1%
Audit fees	189	146	29%
Franchise and purchased tax credit expense	604	134	351%
Business manager expense	151	128	18%
Deposit expense	128	161	(20%)
Loan expense	76	111	(32%)
Computer software expense	166	188	(12%)
Other expense	960	636	51%

Total noninterest expense	$6,682	$5,573	20%

Compensation expense has increased over the prior year due to officer merit increases effective January 1, 2007 as well as the net post-employment obligation related to Mr. Woodson’s resignation as Chief Operating Officer. Additionally, our expense for salary deferral was reduced from the same period last year as a result of lower loan growth. The expense we have to take for this deferral correlates to the growth in our loan portfolio. Occupancy and equipment expense increases are primarily attributable to the new occupancy (and related equipment purchases) of the 6th and 7th floors of our main headquarters. We did not take occupancy of the new floors until the end of the first quarter of 2006. Our advertising/marketing expenses year to date are on target with the same period last year, however, there is a sizable increase when comparing quarter over quarter. This is due to the fact that we purposely slowed our spending in this area during the first quarter of 2007, and increased our advertising spending substantially in the second quarter due to intensified market competition. Audit fees have increased due to anticipated additional regulatory costs associated with compliance as well as the movement of internal loan review to an external party. The increase in franchise and purchased tax credit expense is primarily related to the fact that we recognized the benefit of a $509,829 federal tax credit and, as a result, wrote off the corresponding tax credit asset of $434,000, in the second quarter of 2007. (See discussion in “Income Taxes” below). Deposit expense is down year over year due to the write-off of $30,000 related to a fraudulent check scheme that occurred during the first quarter of 2006. The decline in loan expense is due to lower loan growth than in the same period last year. Finally, included in our other expense is the significant increase in our FDIC insurance premiums as compared to the prior year and current expenses associated with our network consultant which were charged to either equipment or computer software expense categories in prior years, depending on the nature of his work. Also included in the other expense category for the first quarter of 2007 is consulting expense associated with our imaging initiative for 2007. Noninterest expenses are expected to continue to increase as a direct result of business growth, expansion and complexity of banking operations.

Income Taxes

To reflect our anticipated federal income tax liability, an expense of ($32,000) effective tax rate of (2.4%) was recognized for the six months ended June 30, 2007, compared to an expense of $691,000 at an effective tax rate of 28.4% recognized for the six months ended June 30, 2006. The provision for income taxes for the second quarter of 2007 was ($168,000) at an effective tax rate of (22.4%), as compared to $446,000 at an effective tax rate of 30.0% for the second quarter of 2006. As noted above, during the second quarter of 2007, we recognized a federal tax credit of $509,829 and in accordance with APB Opinion No. 18, wrote off the corresponding investment tax credit asset as purchased tax credit expense. Since the value of the asset was based on tax credits, the value of the asset declined as the tax credits were consumed. Therefore, no balance remained at June 30, 2007 for book purposes. However, this substantially reduced our federal income tax expense over the same period in 2006 (see discussion, “Noninterest Expense”, above).

Factors contributing to the difference between the effective tax rate and the statutory rate of 34% include provision for loan loss reserves not allowed for tax purposes, tax-exempt interest income on municipal securities (net of disallowance), and purchased tax credits carried forward and tax-exempt income earned on bank-owned life insurance.

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

Investment securities (available for sale and held to maturity), including restricted equity securities, at June 30, 2007 were $73.3 million, a decrease of $300,000 million or 0.4% from their level of $73.6 million on December 31, 2006. See Note 3 to the Consolidated Financial Statements.

Loan Portfolio

Our total loans were $482.2 million at June 30, 2007, an increase of $11.1 million or 2.4% from the $471.1 million reported at December 31, 2006. Our ratio of total loans to total funding sources (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and guaranteed preferred beneficial interests in the Company’s junior subordinated debentures) stood at 88.6% at June 30, 2007 and 85.2% at December 31, 2006. Management seeks to maintain the ratio of loans to funding sources at a maximum of 90%.

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

The following table summarizes the loan portfolio by category, net of deferred fees, as of the six-month periods ended June 30, 2007 and 2006 and the year ended December 31, 2006:

Loan Portfolio Summary

(dollars in thousands)

	6/30/07		12/31/06		6/30/06
	$	%	$	%	$	%
Commercial	86,477	17.9	93,400	19.8	97,705	21.8
Commercial real estate	177,461	36.8	174,882	37.2	167,352	37.2
Real estate construction	92,990	19.3	82,537	17.5	71,121	15.8
Residential real estate	118,005	24.5	112,022	23.8	105,011	23.4
Loans to individuals (except those secured by real estate)	7,255	1.5	8,211	1.7	8,150	1.8

Total loans	482,188	100.0	471,052	100.0	449,339	100.0

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

In recognition of our estimate of inherent risks associated with lending activities, a provision for loan losses of $842,000 was provided during the six months ended June 30, 2007, an increase of $136,000 or 19.3% over the $706,000 reported during the same period in 2006. The increase is primarily due to the increase in our special reserves during the first quarter of 2007 on two of our impaired loan relationships due to additional credit quality concerns. During the second quarter of 2007, we charged off $428,000 of the special reserves that were set aside during the first quarter of 2007 for one commercially-oriented relationship. We believe that substantial progress has been made to resolve our previously disclosed problem loan issues, however, problem loan workouts often take considerable time to resolve and are uncertain as to the ultimate result. Our provision for loan losses for the quarter ended June 30, 2007 was $122,000, an increase of $3,000 or 3% compared to the $119,000 reported during the same period of 2006.

The ratio of the allowance for loan losses to total loans outstanding was approximately 1.3% at June 30, 2007, which compares to approximately 1.2% of gross loans at December 31, 2006 (see Note 4 to the Consolidated Financial Statements). These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions.

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

For the six months ended June 30, 2007, our non-performing assets to total assets ratio decreased from 1.56% at December 31, 2006 to 1.48%. Additionally, our loans past due more than 90 days as a percentage of total loans decreased from 0.13% at December 31, 2006 to 0.00% at June 30, 2007. A total of $1,811,000 in special reserves is included in the balance of the allowance for loan losses as of June 30, 2007 for impaired loans, which compares to a total of $1,050,000 as of December 31, 2006 and $1,420,000 as of June 30, 2006. The $1,811,000 in special reserves is primarily concentrated in two large relationships within our overall loan portfolio. Although we presently believe any potential loss exposure has been fully reserved and the remaining balance is secured by customer assets pledged as collateral, it is obviously a situation which can change, which we are constantly monitoring.

Nonperforming assets at June 30, 2007, December 31, 2006 and June 30, 2006 are presented in the following table:

Nonperforming Assets

(dollars in thousands)

	6/30/07	12/31/06	6/30/06
Nonaccrual loans	$8,649	$6,343	$4,982
Loans past due 90 days or more	4	616	193
Restructured loans	—	—	—
Other nonperforming loans (1)	—	2,265	2,666

Total nonperforming loans	$8,653	$9,224	$7,841

Foreclosed, repossessed and idled properties	—	—	—

Total nonperforming assets	$8,653	$9,224	$7,841

(1)	Other nonperforming loans include impaired loans which are not on nonaccrual status or past due 90 days or more.

Each quarter, the Directors’ Loan Committee, composed of eight directors, reviews all loans and related action plans on our watch list and any loans identified as substandard by the credit quality review. We believe that the above allocated reserves are appropriate for the impaired loans in our portfolio based upon a detailed review of the quality and pledged collateral of each individual loans considered impaired at each of the above-referenced periods. (See “Impairment of Loans” under “Critical Accounting Policies”.)

If nonaccrual loans had performed in accordance with their original terms, additional interest income in the amount of $466,636 for the six-month period ended June 30, 2007; $300,727 for the year ended December 31, 2006; and $109,000 for the six-month period ended June 30, 2006 would have been recorded.

Additionally, the Bank’s credit risk process provides ongoing assessment of the loan portfolio’s risk profile in accordance with standard industry practices. Loan assets which do not support satisfactory risk ratings under this basis are subjected to a well-defined, ongoing management and reporting process. These “Watch-List” loan assets were as follows as of June 30, 2007, December 31, 2006, and June 30, 2006:

Watch List Credits

(dollars in thousands)

	6/30/07	12/31/06	6/30/06
Watch List Credits	$20,677	$19,562	$20,898
% of Total Loans	4.29%	4.15%	4.65%

Other Assets

We have purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s Supplemental Executive Retirement Plan (“SERP”) and other employee benefit costs including health insurance, dental insurance, life insurance, and 401(k) employer match. Bank owned life insurance was $11.4 million at June 30, 2007, an increase of $300,000 over the $11.1 million reported as of December 31, 2006. The increase is due to the $300,000 increase in the cash surrender value of the life insurance contracts.

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

The following table summarizes our total deposits for the six-months ended June 30, 2007 and for the year ended December 31, 2006:

Deposit Summary

(dollars in thousands)

	6/30/07		12/31/06		Increase/(Decrease)
	$	%	$	%	$	%
Time deposits	246,267	59.1	263,123	59.6	(16,856)	(6.4)
Interest bearing demand & money market	98,158	23.6	93,444	21.2	4,714	5.0
Savings	53,058	12.8	66,259	15.0	(13,201)	(19.9)

Total interest bearing deposits	397,483	95.5	422,826	95.8	(25,343)	(6.0)
Noninterest demand & official checks	18,862	4.5	18,663	4.2	199	1.1

Total deposits	416,345	100.0	441,489	100.0	(25,144)	(5.7)

We would prefer to have transaction accounts comprise a larger percentage of total deposits, but in order to fund our loan growth, we often have to rely on higher-cost certificates of deposit. However, during the first quarter of 2007, we purposely allowed our higher-cost certificates of deposit to run off at maturity due to our unusually large federal funds sold position as well as a softening in loan demand. Within the certificate of deposit category, we have marketed CDs nationally to institutional depositors, primarily banks, thrift institutions and credit unions through an Internet-based rate posting service. National market CDs at June 30, 2007 were $14.5 million, an increase of $1.7 million from the $12.8 million reported at December 31, 2006 and represent 5.9% of total CDs and 3.5% of total deposits at June 30, 2007.

Short-Term Borrowings

Total short-term borrowings (including federal funds purchased and securities sold under agreements to repurchase) increased by $24.7 million from their level of $46.6 million at December 31, 2006 to a total of $71.3 million as of June 30, 2007. The increase is due to our federal funds purchased position of $18.5 million, a reclassification of an existing Federal Home Loan Bank of Atlanta (“FHLB”) borrowing of $8.0 million to short-term and a decrease in our commercial sweep account program of $1.8 million. Short-term borrowings at June 30, 2007 include Federal Home Loan Bank of Atlanta (“FHLB”) borrowings in the amount of $33.0 million, a federal funds purchased position of $18.5 million and a commercial sweep account program in the amount of $19.8 million.

The FHLB borrowings include two adjustable rate credits. The first loan is a $10 million adjustable rate credit which matures on December 18, 2007 and reprices quarterly on the date of each quarterly interest payment (rate of 5.34% on June 30, 2007). The second loan is a $5 million adjustable rate credit which matures on October 31, 2007 and reprices quarterly on the date of each quarterly interest payment (rate of 5.31% on June 30, 2007). The third FHLB borrowing is a $10 million fixed rate credit at 3.09% that matures on September 4, 2007. The fourth advance is a variable rate advance in the amount of $8.0 million, priced at the Prime Rate minus 2.855% per annum (rate of 5.395% on June 30, 2007) that matures June 30, 2008. We anticipate we will replace these short-term FHLB borrowings as they mature with new FHLB instruments based upon market terms at the time of maturity.

The commercial sweep program involves balances subject to repurchase agreements which are reported as short term borrowings rather than deposits since they are not FDIC insured. The balance in the program is $19.8 million at June 30, 2007, a decrease of $1.8 million from the $21.6 million level at December 31, 2006. The program consists of a demand deposit account from which we invest available balances daily in securities on an overnight basis subject to repurchase. On the following business day, we repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month.

Long-Term Borrowings

Federal Home Loan Bank advances are relatively cost-effective funding sources and provide us with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Long-term convertible Federal Home Loan Bank advances totaled $40.0 million at June 30, 2007 and $48.0 million at December 31, 2006. The decrease is due to the reclassification of an existing Federal Home Loan Bank of Atlanta (“FHLB”) borrowing of $8.0 million to short-term. (See Footnote 9 of the Company’s Consolidated Financial Statements for more information on the long-term advances.)

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

Capital Adequacy

We seek to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses. Our financial position at June 30, 2007 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. We review the adequacy of our capital on an ongoing basis at the Company and Bank level and are committed to maintaining a total risk based capital ratio of 10% or greater at the Bank level, as is required for a “well capitalized” institution.

For the periods indicated, the Company had the following risk-based capital and leverage ratios:

Valley Financial Corporation

Ratio	6/30/07	12/31/06	6/30/06
Tier 1	9.4%	9.1%	9.4%
Total	11.5%	11.2%	10.4%
Leverage	8.1%	7.9%	8.4%

For the periods indicated, the Bank had the following risk-based capital and leverage ratios:

Valley Bank

Ratio	6/30/07	12/31/06	6/30/06
Tier 1	9.3%	9.1%	9.0%
Total	10.6%	10.2%	10.0%
Leverage	8.1%	7.9%	8.1%

Total shareholder’s equity grew by $923,000 from December 31, 2006 to June 30, 2007. Earnings, proceeds from the exercise of incentive stock options, the change in unrealized gains and losses for securities available-for-sale, and the reversal of unrealized gains and losses for derivatives not held for trading accounted for the net increase. The Company paid its seventh consecutive semi-annual cash dividend on the Company’s common stock, in the amount of $0.07 per share on July 2, 2007 to shareholders of record June 1, 2007.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and non- pledged securities available-for-sale, at June 30, 2007, totaled $16.7 million compared to $35.5 million at December 31, 2006. The decrease in liquid assets is due primarily to the run-off of our federal funds sold position during the quarter and resulting increase in federal funds purchased. Our funding sources consist of an established federal funds line with a regional correspondent bank totaling $12.0 million that had a $7.5 million balance as of June 30, 2007, three established federal funds lines with third party banks totaling $21.0 million that had outstanding balances totaling $11.0 million as of June 30, 2007, and an established line with the FHLB that had $73.0 million outstanding under a total line of $82.0 million as of June 30, 2007. We believe these arrangements will be renewed at maturity.

We sell excess funds as overnight federal funds sold to provide an immediate source of liquidity. We had federal funds sold of $0 at June 30, 2007 and $16.6 million at December 31, 2006.

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

Recent and Future Accounting Considerations

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable, and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option provided under SFAS No. 159.

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

Item 4T.	Controls and Procedures.

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

We held our 2007 Annual Meeting of Shareholders on April 27, 2007, at which meeting five Class A directors were reelected to new three-year terms. The following table indicates the total votes in favor of, and withheld from voting on, the re-election of each nominee, and provides certain information with respect to those directors not standing for re-election whose term of office continued past the 2007 Annual Meeting of Shareholders:

DIRECTOR NAME	TERM OF OFFICE	AFFIRMATIVE VOTES	VOTES WITHHELD	VOTES AGAINST
Class A Directors
James S. Frantz, Jr.	2007-2010	3,383,902	9,154	0
Eddie F. Hearp	2007-2010	3,383,588	9,468	0
Anna L. Lawson	2007-2010	3,383,588	9,468	0
John W. Starr, M.D.	2007-2010	3,383,902	9,154	0
Michael E. Warner	2007-2010	3,383,902	9,154	0
Class B Directors
Abney S. Boxley, III	2005-2008	Not applicable	Not applicable	Not applicable
William D. Elliot	2005-2008	Not applicable	Not applicable	Not applicable
Barbara B. Lemon	2005-2008	Not applicable	Not applicable	Not applicable
Samuel L. Lionberger, Jr.	2005-2008	Not applicable	Not applicable	Not applicable
Ward W. Stevens, M.D.	2005-2008	Not applicable	Not applicable	Not applicable
Class C Directors
Ellis L. Gutshall	2006-2009	Not applicable	Not applicable	Not applicable
Mason Haynesworth	2006-2009	Not applicable	Not applicable	Not applicable
A. Wayne Lewis	2006-2009	Not applicable	Not applicable	Not applicable
George W. Logan	2006-2009	Not applicable	Not applicable	Not applicable
Geoffrey M. Ottaway	2006-2009	Not applicable	Not applicable	Not applicable

Item 5.	Other Information.

None.

Item 6.	Index to Exhibits

(a)	We filed the following exhibits for the quarter ended June 30, 2007:

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.3	Bylaws as amended July 19, 2003 (incorporated herein by reference to Exhibit 3.3 of Form 10-KSB filed March 30, 2005, File No. 000-28342).

10.2*	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.3*	Severance Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.4*	Stock Option Agreement dated January 29, 2001 by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.5*	Stock Option Agreement dated January 10, 2002, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.5 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.6*	Stock Option Agreement dated July 5, 2005, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.6 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.7*	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.7 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.8*	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

10.9*	Valley Bank Supplemental Retirement Plan effective January 1, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

10.10*	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.16 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

10.11	Insurance Transfer Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.20 of Form 10-KSB filed March 30, 2004, File No. 000-28342).

10.12*	Stock Option Agreement dated November 11, 2004, by and between the Company and John T. McCaleb (incorporated herein by reference to Exhibit No. 10.22 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.13*	Restricted Stock Agreement dated July 5, 2005, by and between the Company and John T. McCaleb (incorporated herein by reference to Exhibit No. 10.23 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.14*	Stock Option Agreement dated November 11, 2004, by and between the Company and Andrew B. Agee (incorporated herein by reference to Exhibit No. 10.24 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.15*	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Andrew Agee (incorporated herein by reference to Exhibit No. 10.25 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.16*	Letter agreement regarding retirement of A. Wayne Lewis dated July 22, 2005, by and among the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.21 of Form 10-Q filed November 14, 2005, File No. 33-77568).

10.17*	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Kimberly B. Snyder (incorporated herein by reference to Exhibit No. 10.27 of Form 10-K filed March 15, 2007, File No. 33-77568).

10.18*	Stock Option Agreement dated July 5, 2005, by and between the Company and Kimberly B. Snyder (incorporated herein by reference to Exhibit No. 10.28 of Form 10-K filed March 15, 2007, File No. 33-77568).

10.19*	Restricted Stock Agreement dated August 10, 2005, by and between the Company and Kimberly B. Snyder (incorporated herein by reference to Exhibit No. 10.29 of Form 10-K filed March 15, 2007, File No. 33-77568).

10.20*	Stock Option Agreement dated August 10, 2005 by, and between the Company and Kimberly B. Snyder (incorporated herein by reference to Exhibit No. 10.30 of Form 10-K filed March 15, 2007, File No. 33-77568).

11.0	Statement re Computation of Earnings per Share (filed herewith as Note 5).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-Q pursuant to Item 13(a).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

August 10, 2007	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief Executive Officer

August 10, 2007	/s/ Kimberly B. Snyder
Date	Kimberly B. Snyder, Executive Vice President and Chief Financial Officer