Form 10-Q
period 2007-09-30
VALLEY FINANCIAL CORP /VA/
filed 2007-11-14
CIK 921590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

At November 12, 2007, 4,593,581 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION

FORM 10-Q

September 30, 2007

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

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited) 9/30/07	(Audited) 12/31/06
Assets
Cash and due from banks	$10,712	$9,778
Interest-bearing deposits in banks	94	91
Federal funds sold	—	16,630
Securities available-for-sale	57,813	48,405
Securities held-to-maturity (approximate market values of $17,607 at September 30, 2007 and $19,940 at December 31, 2006)	17,709	20,133
Restricted equity securities	4,738	5,079
Loans, net of allowance for loan losses of $5,368 at September 30, 2007 and $5,658 at December 31, 2006	482,483	465,394
Premises and equipment, net	6,500	6,873
Bank owned life insurance	11,505	11,117
Accrued interest receivable	3,392	2,954
Other assets	4,646	5,482

Total assets	$599,592	$591,936

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$15,398	$18,663
Interest-bearing deposits	418,581	422,826

Total deposits	433,979	441,489

Federal funds purchased and securities sold under agreements to repurchase	42,070	21,635
Short-term borrowings	23,000	25,000
Long-term borrowings	40,000	48,000
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	16,496	16,496
Accrued interest payable	4,594	3,133
Other liabilities	2,129	2,782

Total liabilities	562,268	558,535

Commitments and other contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value. Authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 4,368,581 at September 30, 2007 and 4,112,074 at December 31, 2006, respectively	19,493	17,212
Retained earnings	18,198	16,488
Accumulated other comprehensive income (loss)	(367)	(299)

Total shareholders’ equity	37,324	33,401

Total liabilities and shareholders’ equity	$599,592	$591,936

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share data)

	3 Months Ended		9 Months Ended
	9/30/07	9/30/06	9/30/07	9/30/06
Interest Income:
Interest and fees on loans	$8,994	$8,322	$26,311	$23,305
Interest on securities - taxable	854,	642	2,409	1,644
Interest on securities - nontaxable	109	136	362	411
Interest on deposits in banks	27	9	136	16

Total interest income	9,984	9,109	29,218	25,376

Interest Expense:
Interest on deposits	4,476	3,841	13,074	10,034
Interest on short-term borrowings	371	239	964	871
Interest on long-term borrowings	485	639	1,617	1,429
Interest on guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	302	209	892	588
Interest on federal funds purchased and securities sold under agreements to repurchase	390	212	1,026	757

Total interest expense	6,024	5,140	17,573	13,679

Net interest income	3,960	3,969	11,645	11,697

Provision for loan losses	482	387	1,324	1,093

Net interest income after provision for loan losses	3,478	3,582	10,321	10,604

Noninterest Income:
Service charges on deposit accounts	284	261	889	708
Realized gains/(loss) on sales of securities	0	(2)	(50)	(3)
Realized gains on sale of derivative instruments	0	0	51	—
Income earned on bank owned life insurance	131	129	388	373
Other income on real estate loans	20	38	53	96
Gain/(loss) on disposal of equipment	(4)	8	(4)	8
Other income	138	248	442	482

Total noninterest income	569	682	1,769	1,664

Noninterest Expense:
Compensation expense	1,592	1,535	4,875	4,551
Occupancy expense	180	181	560	508
Equipment expense	131	138	409	402
Data processing expense	182	149	493	456
Advertising and marketing expense	65	143	221	298
Audit fees	85	63	273	209
Franchise and purchased tax credit expense	85	68	689	202
Business manager expense	64	70	215	198
Deposit expense	56	58	184	211
Loan expenses	50	51	126	162
Computer software expense	94	108	260	296
Other expense	510	322	1,471	966

Total noninterest expense	3,094	2,886	9,776	8,459

Income before income taxes	953	1,378	2,314	3,809

Income tax expense	343	392	311	1,083

Net income	$610	$986	$2,003	$2,726

Earnings per share
Basic earnings per share	$0.15	$0.24	$0.48	$0.67

Diluted earnings per share	$0.14	$0.23	$0.47	$0.64

Weighted average shares	4,187,268	4,108,493	4,158,134	4,098,440

Diluted average shares	4,236,253	4,219,531	4,229,725	4,209,550

Dividends declared per share	$—	$—	$0.07	$0.07

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except share and per share data)

	9 Months Ended
	9/30/07	9/30/06
Cash flows from operating activities
Net income	$2,003	$2,726
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,324	1,093
Depreciation and amortization	606	563
Stock option expense	108	120
(Increase) decrease in deferred income taxes	185	(475)
Net losses on sale of securities	50	3
Net gain on disposal of derivative	(51)	—
Net (gains) losses on disposal of equipment	3	(8)
Net amortization of bond premiums/discounts	114	132
(Increase) in accrued interest receivable	(438)	(747)
(Increase) decrease in other assets	726	(112)
Increase in value of life insurance contracts	(388)	(373)
Increase in accrued interest payable	1,461	1,323
Increase (decrease) in other liabilities	(436)	127

Net cash provided by operating activities	5,267	4,372

Cash flows from investing activities
(Increase) decrease in interest-bearing deposits in banks	(3)	203
(Increase) decrease in federal funds sold	16,630	(459)
Purchases of premises and equipment	(260)	(844)
Purchases of securities available-for-sale	(15,954)	(12,187)
Purchases of restricted equity securities	(109)	(1,317)
Proceeds from sales/calls/paydowns/maturities of securities available-for-sale	6,451	3,976
Proceeds from paydowns on securities held-to-maturity	2,357	454
Principal repayments of restricted equity securities	450	225
Purchase of bank owned life insurance	—	(1,700)
Proceeds from the sale of fixed assets	—	8
(Increase) in loans, net	(18,413)	(47,761)

Net cash used in investing activities	(8,851)	(59,402)

Cash flows from financing activities
(Decrease) in noninterest-bearing deposits	(3,265)	(2,140)
Increase (decrease) in interest-bearing deposits	(4,245)	53,789
Increase (decrease) in short-term borrowings	(2,000)	2,000
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	20,435	(11,247)
Increase (decrease) in long-term borrowings	(8,000)	11,000
Cash dividends paid	(580)	(573)
Proceeds from issuance of common stock	2,173	132

Net cash provided by financing activities	4,518	52,961

Net Increase (decrease) in cash and due from banks	934	(2,069)

Cash and due from banks at beginning of year	9,778	9,746

Cash and due from banks at end of year	$10,712	$7,677

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16,112	$12,356

Cash paid during the period for taxes	$396	$1,479

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2007 (Unaudited)

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

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. To comply with Federal Reserve regulations, the Bank is required to maintain certain average reserve balances. The daily cash reserve requirement for the two weeks including September 30, 2007 was $20, less cash on hand in the amount of $1,198, or a net of $0.

As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of September 30, 2007 was $250.

(3)	Securities

The carrying values, unrealized gains, unrealized losses, and approximate fair values of available-for-sale and held-to-maturity investment securities at September 30, 2007 are shown in the tables below. As of September 30, 2007, investments (including both available-for-sale and held-to-maturity) and restricted equity securities with amortized costs and fair values of $63,506 and $63,376, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law. At September 30, 2007 we evaluated our investment portfolio and determined all unrealized losses presented in the table below are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The following table sets forth the composition of securities available for sale at September 30, 2007. Securities available-for-sale are carried at approximate market value.

Available-for-Sale Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U. S. Government and federal agency	$716	$1	$—	$717

Government-sponsored enterprises	24,505	82	114	24,473

Mortgage-backed securities	16,995	41	249	16,787

Collateralized mortgage obligations	11,891	—	351	11,540

States and political subdivisions	4,163	38	4	4,197

Corporate debt securities	100	—	1	99

Total securities available-for-sale	$58,370	$162	$719	$57,813

The following table sets forth the composition of securities held-to-maturity at September 30, 2007. Securities held to maturity are carried at amortized cost.

Held-to-Maturity Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U. S. Government and federal agency	$7,953	$—	$55	$7,898

Mortgage-backed securities	2,016	—	52	1,964

Collateralized mortgage obligations	527	—	34	493

States and political subdivisions	7,213	68	29	7,252

Total securities held-to-maturity	$17,709	$68	$170	$17,607

(4)	Allowance for Loan Losses

The following table summarizes the loan loss experience for the nine-month periods ended September 30, 2007 and 2006.

Allowance for Loan Losses

(dollars in thousands)

	9/30/07	9/30/06
Balance at January 1	$5,658	$4,124
Provision for loan losses	1,324	1,093
Recoveries:
Commercial	—	3
Loans to individuals	2	2
Charged off loans:
Commercial	(1,612)	(3)
Loans to individuals	(4)	—

Balance at September 30	$5,368	$5,219

(5)	Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following tables summarize earnings per share and the shares utilized in the computations:

	Earnings Per Share
	9 Months Ending		3 Months Ending
	9/30/07	9/30/06	9/30/07	9/30/06
Basic	$0.48	$0.67	$0.15	$0.24
Diluted	$0.47	$0.64	$0.14	$0.23

	Weighted Average Shares Outstanding
	9 Months Ending		3 Months Ending
	9/30/07	9/30/06	9/30/07	9/30/06
Basic	4,158,134	4,098,440	4,187,268	4,108,493
Diluted	4,229,725	4,209,550	4,236,253	4,219,531

(6)	Comprehensive Income

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

The adoption of Statement 130 on January 1, 1998 did not have any effect on the consolidated financial position, results of operations or liquidity of the Company. However, Statement 130 does have an effect on financial statement displays presented by the Company since the Company has net unrealized gains (losses) on available for sale securities, an item of other comprehensive income (loss). For the nine months ended September 30, 2007 and 2006, total comprehensive income (loss) was $1,935 and $2,986 respectively.

The information that follows discloses the reclassification adjustments and the income taxes related to the net unrealized gains (losses) on securities available-for-sale and net unrealized gains (losses) on derivatives not held for trading that are included in other comprehensive income (loss), net of income taxes for the nine- and three-month periods ended September 30, 2007 and 2006.

	9 Months Ended (dollars in thousands)		3 Months Ended (dollars in thousands)
	9/30/07	9/30/06	9/30/07	9/30/06
Net unrealized gains (losses) on securities available-for-sale:
Net unrealized holding gains (losses) during the year	$(47)	$201	$711	$908
Less reclassification adjustments for realized gains (losses) included in net income, net of tax	33	(2)	33	—
Net unrealized gains (losses) on derivatives not held-for— trading, net of tax (benefit)	(55)	193	—	449
Less reclassification adjustments for realized (losses) on derivatives included in net income, net of tax	(34)		—
Income tax benefit (expense)	35	(132)	(243)	(462)

Other comprehensive income (loss), net of income taxes	$(68)	$260	$501	$895

(7)	Financial Instruments With Off-Balance Sheet Risk

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk, which involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At September 30, 2007 outstanding commitments to extend credit were $147,392 as compared to $173,379 at December 31, 2006.

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

The Bank has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. As of September 30, 2007 aggregate loans outstanding to directors, executive officers, and principal shareholders totaled $24,287. An analysis of loan activity to directors, executive officers, and principal shareholders is as follows:

Loans to Related Parties

(dollars in thousands)

Balances as of January 1, 2007	$20,255
Addition of new director/officer(s)	4,273
Advances	4,842
Repayments	(5,083)

Balances as of September 30, 2007	$24,287

(9)	Long-Term Federal Home Loan Bank Advances

The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $40.0 million as of September 30, 2007. There are four convertible advances in the amount of $5.0 million each and one convertible advance in the amount of $7.0 million. The Federal Home Loan Bank of Atlanta has the option to convert $27.0 million in convertible advances on the conversion dates below, and on any quarterly interest payment date thereafter, with at least two business days notice. If called, the four $5.0 million convertible advances and the one $7.0 million convertible advance will be converted into a 3-month London Interbank Offered Rate (“LIBOR”) based adjustable rate credit (ARC) at 3-month LIBOR. The remaining loan is a structured advance with the Federal Home Loan Bank of Atlanta. This advance is a convertible advance in the amount of $13.0 million at 3-month LIBOR minus 0.50% per annum. The advance may be called on the two-year anniversary date by the issuer. If it is not called, it will automatically convert to a fixed rate of 5.03% for the remaining eight-year maturity.

The following table provides more information on the outstanding long-term advances as of September 30, 2007:

LONG-TERM FEDERAL HOME LOAN BANK ADVANCES

(dollars in thousands)

Advance Date	Maturity Date	Conversion Date	Current Rate	9/30/07 Balance
December 2, 1999	December 2, 2009	Quarterly	5.46%	$5,000
May 24, 2000	May 24, 2010	Quarterly	6.49%	$5,000
February 9, 2001	February 9, 2011	Quarterly	4.97%	$5,000
March 11, 2003	March 11, 2013	March 11, 2008	2.91%	$7,000
June 29, 2006	June 29, 2016	June 29, 2008	4.63%	$13,000
November 9, 2006	November 9, 2016	November 10, 2008	4.28%	$5,000

			TOTAL	$40,000

(10)	Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures.

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

The Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was approximately $108 and $120 for the nine-month periods ended September 30, 2007 and 2006, respectively. The Company currently has 66,733 nonqualified stock options outstanding at September 30, 2007, which were fully vested as of January 1, 2007. There were no income tax implications for share-based compensation for the three-month or nine-month period ended September 30, 2007.

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

Under the 2005 Plan, there are options for 75,450 shares granted to officers and key employees currently outstanding as of September 30, 2007. Under the 1995 Plan, there are options for 143,232 shares granted to officers and key employees currently outstanding as of September 30, 2007. All stock options (for both plans) have been granted with an exercise price equal to the stock’s fair market value at the date of the grant. Stock options under the Plan generally have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of the grant. Additionally under the 2005 Plan, there are 13,996 restricted stock grants (“RSG’s”) that have been granted to officers and key employees currently outstanding as of September 30, 2007. Of the total 13,996 RGS’s, 12,225 RSG’s will vest 100% on January 31, 2008 (“Vesting Date”) based upon successfully meeting certain performance criteria. The Company determined at December 31, 2006 that the performance goals related to the vesting of the non-vested restricted stock grants are no longer probable of being met, therefore no compensation expense has been recognized in relation to these grants for the nine-month period ended September 30, 2007. The remaining 1,771 RGS’s were vested immediately upon grant date and compensation expense of $22 has been recognized for the nine-month period ended September 30, 2007.

As of September 30, 2007, there are 11,441 shares available for grant under the 1995 Plan and 162,554 shares available for grant under the 2005 Plan. In addition, certain other options for shares (adjusted for stock splits), of which are outstanding, based on meeting certain past performance criteria have been granted.

The share-based awards granted under the aforementioned Plans have similar characteristics, except that some awards have been granted in options and certain awards have been granted in restricted stock. Therefore, the following disclosures have been disaggregated for the stock option and restricted stock awards of the Plans due to their dissimilar characteristics.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the volatilities of our trading history. The expected life is based on the average life of the options of 10 years and the weighted average vesting period of 5 years, and forfeitures are estimated based on the Company’s history. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the nine-month periods ended September 30, 2007 and 2006.

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Dividend yield	0.01%	0.02%
Risk-free interest rate	4.47%	4.70%
Volatility	20.94%	20.83%
Expected life	7.3 years	10 years

Total stock-based compensation recognized as compensation expense on our consolidated statement of income is as follows:

	3 Months Ended (dollars in thousands)		9 Months Ended (dollars in thousands)
	9/30/07	9/30/06	9/30/07	9/30/06
Option Grants	$23	$20	$86	$61
Restricted Stock Grants	—	20	22	59

Total Compensation Expense	$23	$40	$108	$120

The restricted stock grant expense for the nine-months ended September 30, 2007 relates to one grant of 1,771 shares that was granted and fully vested during the first quarter of 2007 to an officer of the Company who is not a Named Executive Officer.

As of September 30, 2007, there was $262 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees. A maturity schedule of the unrecognized compensation cost as of September 30, 2007 is as follows:

	Remaining 2007	2008	2009	2010	2011	2012	Total
Compensation Cost	$22	$85	$79	$49	$24	$3	$262

Total unrecognized compensation cost will be adjusted for future grants and future changes in estimated forfeitures.

General Stock Option Information

A summary of option activity under the stock option plans during the nine-month period ended September 30, 2007 is presented below:

	Options Outstanding	Weighted Average Exercise Price ($)	Weighted Average Contractual Term
Balance, 12/31/06	338,500	$6.68	3.99 years

Exercised	69,853	$4.64

Authorized
Forfeited	12,720	$11.88
Granted	31,850	$12.20
Expired	2,363	$3.25

Outstanding at 9/30/07	285,415	$7.60	4.11 years

Exercisable at 9/30/07	212,125	$5.90	2.63 years

There were no options granted during the three-month period ended September 30, 2007. There were 2,580 exercised during the three-month period ended September 30, 2007, with a weighted average exercise price of $5.77 per option. There were 1,600 options forfeited during the three-month period ended September 30, 2007 with a weighted average exercise price of $13.00.

The aggregate intrinsic value of options exercised during the three-month and nine-month periods ended September 30, 2007 was $11, and $440 respectively. The total intrinsic value of options exercised during the three-month and nine-month periods ended September 30, 2006 was $0 and $301 respectively.

Cash received from option exercises under all share-based payment arrangements for the three and nine-month periods ended September 30, 2007 was $15 and $324, respectively. Cash received from option exercises under all share-based payment arrangements for the three and nine-month periods ended September 30, 2006 was $0 and $132, respectively.

Information regarding the stock options outstanding at September 30, 2007 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.18 - $3.81	66,733	0.78 years	$3.18	66,733	$3.18
$5.08 - $5.94	102,132	2.06 years	$5.23	102,132	$5.23
$7.14 - $12.85	87,600	7.86 years	$11.68	32,760	$10.95
$13.00 - $14.23	28,950	7.63 years	$13.80	10,500	$13.93

Totals	285,415	4.11 years	$7.60	212,125	$5.90

The aggregate intrinsic value of options outstanding and options exercisable as September 30, 2007 was $995 and $991, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2006 was $2,247 and $2,127, respectively.

A summary of the status of the Company’s non-vested restricted stock as of September 30, 2007, and changes during the nine months then ended is presented below:

	Non-Vested Restricted Stock Outstanding	Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance, 12/31/06	15,075	—	$12.56

Authorized	—	—	—
Forfeited	2,850	—	$12.50
Granted Vested	— —	1,771 —	$12.20 —

Outstanding at 9/30/07	12,225	1,771	$12.52

The fair value of each restricted stock grant is equal to the stock price on the date of grant and assumes the performance goals will be achieved. The Company determined at December 31, 2006 that the performance goals related to the vesting of the non-vested restricted stock grants are no longer probable of being met, therefore no compensation expense has been recognized in relation to these grants for the nine-month period ended September 30, 2007.

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

On September 28, 2007, Valley Financial Corporation accepted subscriptions to sell 409,884 shares of common stock at $10.50 per share in a private offering, for an aggregate offering price of $4,303,782. We recorded $92,000 in stock issuance costs related to the private placement offering. We received a fairness opinion from Davenport & Company LLC that the consideration of $10.50 per share for the sale of the shares is fair, from a financial point of view, to the Company. The shares were purchased by members of Valley’s senior management and Board of Directors, and to an institutional investor with no prior ownership. We received $1,941,282 in offering proceeds and issued 184,884 shares of common stock prior to the end of the quarter. The remaining $2,362,500 in offering proceeds, for 225,000 shares of common stock, was received subsequent to quarter-end.

A new entity, Valley Financial Corporation Properties, LLC was created on July 13, 2007. The purpose of this non banking entity is to provide credit intermediary services to Valley Financial Corporation. There has been no activity to date.

Item 2.	Management’s Discussion and Analysis.

Management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the nine months ended September 30, 2007 and 2006 is as follows. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes on the December 31, 2006 Form 10-K.

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

On a quarterly basis, we perform a detailed analysis of the allowance for loan losses to verify the adequacy and appropriateness of the allowance in meeting possible losses in the loan portfolio. In analyzing our current portfolio to determine the appropriate level of the allowance for loan losses, we first segregate our portfolio into loans within the scope of FAS 114 (potentially impaired loans) and FAS 5 (non-impaired loan pools). Included in our potentially impaired loan category are our current “watch list” credits plus any additional credits which have been past due three or more times within the past 12-month period. We individually review these potentially impaired loans under FAS 114 and make a determination if the loan in fact is impaired. We consider a loan impaired when it is probable that we will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collection of all amounts due. If it is found to be impaired, an allowance is established when the collateral value, discounted cash flows, or observable market price of the impaired loan is lower than the carrying value of that loan. We recognize any impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to bad-debt expense. The valuation allowance becomes our “specificl reserves” for the specific loan.

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

Performance Summary

The following table shows our key performance ratios for the period ended September 30, 2007 and December 31, 2006 and September 30, 2006:

Key Performance Ratios

	9 months Ended 9/30/07	12 months Ended 12/31/06	9 months Ended 9/30/06
Return on average assets	0.46%	0.54%	0.70%
Return on average equity (1)	7.63%	8.67%	11.11%
Net interest margin (2)	2.85%	3.14%	3.20%
Cost of funds	4.34%	3.85%	3.74%
Yield on earning assets	7.08%	6.93%	6.87%
Basic net earnings per share	$0.48	$0.70	$0.67
Diluted net earnings per share	$0.47	$0.68	$0.64

(1)	The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.
(2)	Calculated on a fully taxable equivalent basis (“FTE”)

For the nine months ended September 30, 2007, we reported net income of $2,003,000 compared with $2,726,000 for the same nine months of 2006, a 27% decrease. Diluted earnings per share were down 26% from $0.64 in 2006 to $0.47 in 2007. For the three months ended September 30, 2007, we reported net income of $610,000 compared with net income of $986,000 for the third quarter of 2006, a 38.1% decrease. Diluted earnings per share were $0.14 in the third quarter of 2007 compared to $0.22 in the second quarter, a decrease of 36.4%. Our third quarter net income produced returns on average assets and average shareholders’ equity of 0.41% and 6.74%, respectively, compared to returns of 0.64% and 10.55% for the second quarter of 2007. The net interest margin for the third quarter of 2007 was 2.84%, down 1 basis point sequentially from the second quarter of 2007, and down 25 basis points compared to the 3.09% for the third quarter of 2006. Our third quarter performance was adversely impacted due to higher credit costs associated with the Company’s residential construction portfolio. We continue to see a weakening in residential construction activity as well as a decline in the market values of both land and completed housing inventory. On a positive note, we do not have any sub-prime mortgage loans in our residential portfolio.

Additionally, our credit quality ratios as of September 30, 2007 continue to show improvement. The non-performing asset ratio declined to 1.38% from 1.56% at December 31, 2006. As of September 30, 2007, we had 0.00% of loans that were 90 days or more past due compared to 0.13% of total loans as of December 31, 2006. The provision for loan losses in the third quarter of 2007 amounted to $482,000 compared to $387,000 reserved in the same period last year. We charged-off $1,167,000 (of which $990,000 had been specifically reserved) of one of our previously disclosed problem loans during the third quarter of 2007. However, on a positive note, we are encouraged by several recent developments that have occurred with our previously disclosed commercially-oriented problem loan issues. Positive resolutions, if they should occur, could have a positive impact on our fourth quarter. While we presently believe any potential loss exposure has been fully reserved and the remaining balance is secured by customer assets pledged as collateral, it is obviously a situation that can change, and we are constantly monitoring it.

Growth

The following table shows our key growth indicators:

Key Growth Indicators

(dollars in thousands)

	9/30/07	12/31/06	9/30/06
Investment securities	$80,260	$73,617	$66,836
Loans, net	$482,483	$465,394	$456,921
Deposits	$433,979	$441,489	$416,965
Total assets	$599,592	$591,936	$556,339

In comparison to the same period last year, our total assets grew by $43.6 million or 7.8%; net loans grew by $25.6 million or 5.6%; and total deposits decreased by $17.0 million or 4.1%. During the first quarter of 2007, we made a strategic decision to allow higher cost certificates of deposits to run off at maturity due to our unusually large federal funds sold position at December 31, 2006 and due to a softening in loan demand. Based on current market conditions, we do anticipate that our growth rates will show declines in 2007 when compared to 2006.

Total liabilities at September 30, 2007 were $562.2 million, up 0.7% from $558.5 million at December 31, 2006. The $7.5 million decrease in deposits and $10 million decrease in FHLB advances was offset by $20.4 million increase in federal funds purchased and securities sold under agreements to repurchase.

Shareholders’ Equity

Total shareholders’ equity at September 30, 2007 was $37.3 million compared to $33.4 million at December 31, 2006, an increase of $3.9 million or 11.7%. We closed on $1.9 million of the private placement offering prior to the end of the quarter. The remaining $2.4 million in proceeds were received after quarter end. Total shareholders’ equity (exclusive of unrealized gains (losses) on investment securities and derivatives) was $37.7 million at September 30, 2007 compared with $33.7 million at December 31, 2006, an increase of $4.0 million or 11.9%.

Net Income

We earned net income of $2,003,000 for the nine months ended September 30, 2007, a decrease of $723,000 or 26.5% over the $2,726,000 reported for the same period in 2006. We earned net income of $610,000 for the three-month period ended September 30, 2007, a decrease of $376,000 or 38.1% over the $986,000 net income reported for the same period in 2006. Our performance year-to-date has been adversely impacted by the increase in our specific reserves and our unusually high level of non-performing assets. Additionally, we have continued to see the net interest margin under considerable pressure from the relatively flat yield curve and the intense competition for deposits. A successful resolution of our problem credit issues remains the top priority of senior management for the remainder of 2007.

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

Total interest income was $29,218,000 for the nine months ended September 30, 2007, an increase of $3,842,000 or 15.1% over the $25,376,000 reported for the same period in 2006. Total interest income was $9,984,000 for the three months ended September 30, 2007, an increase of $875,000 or 9.6% over the $9,109,000 reported for the three months ended September 30, 2006.

Total interest expense was $17,573,000 for the nine months ended September 30, 2007, an increase of $3,894,000 or 28.5% over the $13,679,000 reported for the same period in 2006. Total interest expense was $6,024,000 for the three months ended September 30, 2007, an increase of $884,000 or 17.2% over the $5,140,000 reported for the three months ended September 30, 2006.

As a result of the above, net interest income was $11,645,000 for the nine months ended September 30, 2007, a decrease of $52,000 or 0.4% from the $11,697,000 reported for the same period in 2006. Net interest income was $3,960,000 for the three months ended September 30, 2007, a decrease of $9,000 or 0.2% from the $3,969,000 reported for the same period in 2006. Our net interest margin was 2.85% for the nine months ended September 30, 2007, down 35 basis points compared to the 3.20% reported for the same period last year. Our net interest margin has been adversely affected by our unusually high level of non-performing assets. While we have continued to see the net interest margin under considerable pressure from the intense competition for deposits and the relatively flat yield curve, our non-performing assets accounted for a 17 basis point decline in our net interest margin for the nine months ended September 30, 2007. Additionally, in comparison to the same period last year, we have additional interest expense related to the trust preferred offering completed in December 2006. We do believe managing our net interest margin will continue to be challenging, however, anticipate we will see improvement as soon as we are able to resolve the credit quality issues related to our existing non-performing assets, absent other factors which may negatively impact our net interest margin.

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

The model also incorporates management’s forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to our earnings. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected. Our cumulative repricing gap for the 90-day time period indicates a liability-sensitive position as of June 30, 2007 (the most recent date for which information is currently available).

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

During the first quarter of 2007, we terminated this interest rate swap agreement due to the shift of the Bank’s balance sheet to a more liability-sensitive position and the changing interest rate environment as compared to when the Company entered into the Agreement. We recorded a realized gain on the termination of the Agreement of $50,629.

Noninterest Income

Noninterest income for the three months ended September 30, 2007 and 2006 is shown in the following table:

Noninterest Income

(dollars in thousands)

	3 months Ended 9/30/07	3 months Ended 9/30/06	% Increase/ (Decrease)

Service charges on deposits	$284	$261	8.8%
Gain or loss on sale of other assets	(4)	8	-150.0%
Income earned on bank owned life insurance	131	129	1.6%
Other income	158	286	44.8%
Realized securities gains/losses	—	(2)	100%

Total noninterest income	$569	$682	-16.6%

Noninterest income for the nine months ended September 30, 2007 and 2006 is as follows:

Noninterest Income

(dollars in thousands)

	9 months Ended 9/30/07	9 months Ended 9/30/06	% Increase/ (Decrease)

Service charges on deposits	$889	$708	25.6%
Gain or loss on sale of other assets	(4)	8	-150.0%
Income earned on bank owned life insurance	388	373	4.0%
Other income	495	578	-14.4%
Realized derivatives gains/losses	51	—	N/M
Realized securities gains/losses	(50)	(3)	1566.75%

Total noninterest income	$1,769	$1,664	6.3%

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

Levels of income derived from these categories vary. For example, general market conditions and new insurance premiums purchased affect the income earned on bank owned life insurance. Fees for the issuance of official checks and customer check sales tend to grow as new branches are added. Fee schedules, while subject to change, generally do not alone yield a significant or discernable increase in income when they change. For both periods above, the decrease in other income is primarily attributable to decrease in gross income earned from our investment subsidiary, Valley Wealth Management Services, Inc. Expenses for Valley Wealth Management Services, Inc. are included in noninterest expenses. Net income for the subsidiary is not significant at this time.

Noninterest Expense

Noninterest expense for the three month period ended September 30 2007 and 2006 is shown in the following table:

Noninterest Expense

(dollars in thousands)

	3 months Ended 9/30/07	3 months Ended 9/30/06	% Increase/ (Decrease)

Compensation expense	$1,592	1,535	3.7%
Occupancy expense	180	181	-0.6%
Equipment expense	131	138	-5.1%
Data processing expense	182	149	22.1%
Advertising and marketing expenses	65	143	-54.5%
Audit fees	85	63	34.9%
Franchise and purchased tax credit expense	85	68	25.0%
Business manager expense	64	70	-8.6%
Deposit expense	56	58	10.3%
Loan expense	50	51	-2.0%
Computer software expense	94	108	-13.0%
Other expense	510	322	55.9%

Total noninterest expense	$3,094	2,886	7.2%

Noninterest expense for the nine months ended September 30, 2007 and 2006 is as follows:

Noninterest Expense

(dollars in thousands)

	9 months Ended 9/30/07	9 months Ended 9/30/06	% Increase/ (Decrease)

Compensation expense	$4,875	4,551	7.1%
Occupancy expense	560	508	10.2%
Equipment expense	409	402	1.7%
Data processing expense	493	456	8.1%
Advertising and marketing expense	221	298	-25.8%
Audit fees	273	209	30.6%
Franchise and purchased tax credit expense	689	202	241.1%
Business manager expense	215	198	8.6%
Deposit expense	184	211	-12.8%
Loan expense	126	162	-22.2%
Computer software expense	260	296	-12.2%
Other expense	1,471	966	52.3%

Total noninterest expense	$9,776	8,459	15.6%

Our non-interest expenses have increased during 2007 by 15.6% over the same period last year. A few items to note are as follows:

•

Compensation expense has increased over the prior year due to officer merit increases effective January 1, 2007. Additionally, our expense for salary deferral is lower than the same period last year as a result of lower loan growth.

•

Occupancy and equipment expense increases are primarily attributable to the new occupancy (and related equipment purchases) of the 6th and 7th floors of our main headquarters. We did not take occupancy of the new floors until the end of the first quarter of 2006.

•	The increase in our data processing expense is related to our conversion to an imaged item processing environment during the 2nd half of 2007.

•

Our advertising/marketing expenses year to date are less than the same period last year as we have not embarked upon any major advertising campaigns during 2007. The relatively soft loan demand has eliminated the need for extensive certificate of deposit advertising for 2007.

•

Audit fees have increased due to additional regulatory costs associated with compliance. We anticipate audit fees to increase during the 4th quarter of 2007 as we complete our activities related to preparation for the management attestation required as of December 31, 2007 related to the Sarbanes-Oxley Act.

•	The increase in franchise and purchased tax credit expense is primarily related to the write-off of a tax credit investment during the 2nd quarter of 2007. (See discussion in “Income Taxes” below).

•	Deposit expense is down year over year due to the write-off of $30,000 related to a fraudulent check scheme that occurred during the first quarter of 2006.

•	The decline in loan expense is due to lower loan growth than in the same period last year.

•

Included in our other expense is the significant increase in our FDIC insurance premiums as compared to the prior year and current expenses associated with our network consultant which were charged to either equipment or computer software expense categories in prior years, depending on the nature of his work.

Noninterest expenses are expected to continue to increase as a direct result of business growth, expansion and complexity of banking operations, and compliance with the Sarbanes–Oxley Act.

Income Taxes

To reflect our anticipated federal income tax liability, an expense of $311,000 with an effective tax rate of 13.4% was recognized for the nine months ended September 30, 2007, compared to an expense of $1,083,000 at an effective tax rate of 28.4% recognized for the nine months ended September 30, 2006. The provision for income taxes for the third quarter of 2007 was $343,000 at an effective tax rate of 36.0% as compared to $392,000 at an effective tax rate of 28.4% for the third quarter of 2006. During the second quarter of 2007, we recognized a federal tax credit and in accordance with APB Opinion No. 18, wrote off the corresponding investment tax credit asset as purchased tax credit expense. Since the value of the asset was based on tax credits, the value of the asset declined as the tax credits were consumed. This substantially reduced our federal income tax expense over the same period in 2006. The tax provision for the third quarter of 2007 included an increase in expense of $84,000 related to federal tax credits taken during the 2nd quarter of 2007 and the 4th quarter of 2006. The increase in expense is a “true-up” to the actual credits received based upon the tax forms received by the Company in September 2007.

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

Investment securities (available for sale and held to maturity), including restricted equity securities, at September 30, 2007 were $80.3 million, an increase of $6.7 million or 9.1% from their level of $73.6 million on December 31, 2006. See Note 3 to the Consolidated Financial Statements.

Loan Portfolio

Our total loans were $487,851,000 at September 30, 2007, an increase of $16,800,000 or 3.6% from the $471,052,000 reported at December 31, 2006. Our ratio of total loans to total funding sources (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and guaranteed preferred beneficial interests in the Company’s junior subordinated debentures) stood at 87.8% at September 30, 2007 and 85.2% at December 31, 2006. Management seeks to maintain the ratio of loans to funding sources at a maximum of 90%.

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

The following table summarizes the loan portfolio by category, net of deferred fees, as of the nine-month periods ended September 30, 2007 and 2006 and the year ended December 31, 2006:

Loan Portfolio Summary

(dollars in thousands)

	9/30/07		12/31/06		9/30/06
	$	%	$	%	$	%
Commercial	85,933	17.6	93,400	19.8	96,737	21.0
Commercial real estate	176,264	36.1	174,882	37.2	171,404	37.1
Real estate construction	101,651	20.8	82,537	17.5	76,769	16.6
Residential real estate	116,667	23.9	112,022	23.8	109,289	23.6
Loans to individuals (except those secured by real estate)	7,337	1.6	8,211	1.7	7,941	1.7

Total loans	487,852	100.0	471,052	100.0	462,140	100.0

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

In recognition of our estimate of inherent risks associated with lending activities, a provision for loan losses of $1,324,000 was provided during the nine-months ended September 30, 2007, an increase of $231,000 or 21.1% over the $1,093,000 reported during the same period in 2006. The increase is primarily due to the increase in our specific reserves due to additional credit quality concerns. During the third quarter of 2007, we charged off $1,167,000 (of which $990,000 had been set aside as a specific reserve earlier in 2007) of one of our previously disclosed problem loan relationships. We are encouraged by several recent developments that have occurred with our previously disclosed problem loan issues. Positive resolutions, should they occur, could have a positive impact on our fourth quarter. Our provision for loan losses for the quarter ended September, 2007 was $482,000, an increase of $95,000 or 24.5% compared to the $387,000 reported during the same period of 2006.

The ratio of the allowance for loan losses to total loans outstanding was approximately 1.1% at September 30, 2007, which compares to approximately 1.2% of gross loans at December 31, 2006 (see Note 4 to the Consolidated Financial Statements). These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions.

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

Nonperforming Assets and Impaired Loans

Nonperforming Assets. Nonperforming assets include nonaccrual loans; loans past due 90 days or more, restructured loans and foreclosed/repossessed property. A loan will be placed on nonaccrual status when collection of all principal or interest is deemed unlikely. A loan will automatically be placed on nonaccrual status when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of being collected. In this case, the loan will continue to accrue interest despite its past due status.

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

For the nine months ended September 30, 2007, our non-performing assets to total assets ratio decreased from 1.56% at December 31, 2006 to 1.38%. Additionally, our loans past due more than 90 days as a percentage of total loans decreased from 0.13% at December 31, 2006 to 0.00% at September 30, 2007. A total of $1,056,000 in specific reserves is included in the balance of the allowance for loan losses as of September 30, 2007 for impaired loans, which compares to a total of $1,050,000 as of December 31, 2006. The $1,056,000 in specific reserves is primarily concentrated in two large relationships within our overall loan portfolio. Although we presently believe any potential loss exposure has been fully reserved and the remaining balance is secured by customer assets pledged as collateral, it is obviously a situation which can change, which we are constantly monitoring.

Nonperforming assets at September 30, 2007, December 31, 2006 and September 30, 2006 are presented in the following table:

Nonperforming Assets

(dollars in thousands)

	9/30/07	12/31/06	9/30/06
Nonaccrual loans	$8,271	$6,343	$4,970
Loans past due 90 days or more	—	616	6
Restructured loans		—	—
Other nonperforming loans (1)	—	2,265	2,580

Total nonperforming loans	$8,271	$9,224	$7,556

Foreclosed, repossessed and idled properties	—	—	—

Total nonperforming assets	$8,271	$9,224	$7,556

(1)	Other nonperforming loans include impaired loans which are not on nonaccrual status or past due 90 days or more.

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

If nonaccrual loans had performed in accordance with their original terms, additional interest income in the amount of $703,894 for the nine-month period ended September 30, 2007; $300,727 for the year ended December 31, 2006; and $206,371 for the nine-month period ended September 30, 2006 would have been recorded.

Additionally, the Bank’s credit risk process provides ongoing assessment of the loan portfolio’s risk profile in accordance with standard industry practices. Loan assets which do not support satisfactory risk ratings under this basis are subjected to a well-defined, ongoing management and reporting process. These “Watch-List” loan assets were as follows as of September 30, 2007, December 31, 2006, and September 30, 2006:

Watch List Credits

(dollars in thousands)

	9/30/07	12/31/06	9/30/06
Watch List Credits	$36,855	$19,562	$21,815
% of Total Loans	7.55%	4.15%	4.72%

As can be seen from the above table, our “Watch-List” increased significantly during the 3rd quarter of 2007 by $17.2 million. The additions were concentrated in three credit relationships, of which none are deemed to be impaired. As such, there are no specific reserves allocated for the three new relationships added to the “Watch-List”.

Other Assets

We have purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s Supplemental Executive Retirement Plan (“SERP”) and other employee benefit costs including health insurance, dental insurance, life insurance, and 401(k) employer match. Bank owned life insurance was $11.5 million at September 30, 2007, an increase of $400,000 over the $11.1 million reported as of December 31, 2006. The increase is due to the $400,000 increase in the cash surrender value of the life insurance contracts.

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

The following table summarizes our total deposits for the nine months ended September 30, 2007 and for the year ended December 31, 2006:

Deposit Summary

(dollars in thousands)

	9/30/07		12/31/06		Increase/(Decrease)
	$	%	$	%	$	%
Time deposits	265,165	61.1	263,123	59.6	2,042	0.8
Interest bearing demand & money market	100,894	23.2	93,444	21.2	7,450	7.9
Savings	52,522	12.1	66,259	15.0	(13,737)	(20.7)

Total interest bearing deposits	418,581	96.5	422,826	95.8	(4,245)	(1.0)
Noninterest demand & official checks	15,398	3.5	18,663	4.2	(3,265)	(17.5)

Total deposits	433,979	100.0	441,489	100.0	(7,510)	(1.7)

We would prefer to have transaction accounts comprise a larger percentage of total deposits, but in order to fund our loan growth; we often have to rely on higher-cost certificates of deposit. This reliance has been reduced to some degree with the addition of our money market account which has an interest rate tied directly to the WSJ Prime rate. As of September 30, 2007, this new product offering had amassed over $72 million in deposit balances, providing not only substantial deposit growth to fund our asset growth, but expense savings, as well. Within the certificate of deposit category, we have marketed CDs nationally to institutional depositors, primarily banks, thrift institutions and credit unions through an Internet-based rate posting service. National market CDs at September 30, 2007 were $14.5 million, an increase of $1.7 million from the $12.8 million reported at December 31, 2006 and represent 5.9% of total CDs and 3.5% of total deposits at September 30, 2007.

Short-Term Borrowings

Total short-term borrowings (including federal funds purchased and securities sold under agreements to repurchase) increased by $18.4 million from their level of $46.6 million at December 31, 2006 to a total of $65.1 million as of September 30, 2007. Short-term borrowings at September 30, 2007 include Federal Home Loan Bank of Atlanta (“FHLB”) borrowings in the amount of $23.0 million, a federal funds purchased position of

$16.3 million and a commercial sweep account program in the amount of $25.8 million.

The FHLB borrowings include two adjustable rate credits and one variable rate advance. The first loan is a $10 million adjustable rate credit which matures on December 18, 2007 and reprices quarterly on the date of each quarterly interest payment (rate of 5.62625% on September 30, 2007). The second loan is a $5 million adjustable rate credit which matures on October 31, 2007 and reprices quarterly on the date of each quarterly interest payment (rate of 5.11875% on September 30, 2007). The variable rate advance in the amount of $8.0 million is priced at the Prime Rate minus 4% per annum (rate of 4.895% on September 30, 2007) that matures June 30, 2008. We anticipate we will replace these short-term FHLB borrowings as they mature with new FHLB instruments based upon market terms at the time of maturity.

One of our short-term FHLB advances ($10 million at fixed rate of 3.09%) matured during the third quarter of 2007. We have elected to replace these funds using our overnight federal funds purchased lines of credit, as the cost of funds is cheaper than replacing the funds with a new FHLB advance. As our loan demand firms back up, we anticipate entering into a new FHLB advance to offset the overnight borrowings.

The commercial sweep program involves balances subject to repurchase agreements which are reported as short term borrowings rather than deposits since they are not FDIC insured. The balance in the program is $25.8 million at September 30, 2007, an increase of $4.2 million or 19.4% from the $21.6 million level at December 31, 2006. The program consists of a demand deposit account from which we invest available balances daily in securities on an overnight basis subject to repurchase. On the following business day, we repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month.

Long-Term Borrowings

Federal Home Loan Bank advances are relatively cost-effective funding sources and provide us with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Long-term convertible Federal Home Loan Bank advances totaled $40.0 million at September 30, 2007 and $48.0 million at December 31, 2006. The decrease is due to the reclassification of an existing Federal Home Loan Bank of Atlanta (“FHLB”) borrowing of $8.0 million to short-term. (See Footnote 9 of the Company’s Consolidated Financial Statements for more information on the long-term advances.)

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

The debenture proceeds from Trust I, Trust II, and Trust III are included in our Tier 1 capital for regulatory capital adequacy purposes to the extent that they do not exceed 25% of our total Tier I capital including the securities. This amount totaled $12,567,000 (of the $16,000,000 outstanding) at September 30, 2007. The remaining $3,433,000 is included in the calculation of our total risk-based capital ratio as Tier 2 capital. Our obligations with respect to the issuance of Trust I, Trust II, and Trust III’s preferred securities and common securities constitute a full and unconditional guarantee of Trust I, Trust II, and Trust III’s obligations with respect to the preferred securities and common securities. Subject to certain exceptions and limitations, we may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on Trust I, Trust II, and Trust III’s preferred trust securities and common securities.

Capital Adequacy

We seek to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses. Our financial position at September 30, 2007 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. During the third quarter, the Company accepted subscriptions to sell 409,884 shares of its common stock at $10.50 per share in a private offering, for an aggregate offering price of $4,303,782. As of September 30, 2007, proceeds of $1,941,282 were received for 184,884 shares. Proceeds for the remaining 225,000 totaling $2,362,500 were received on October 2, 2007.

We review the adequacy of our capital on an ongoing basis at the Company and Bank level and are committed to maintaining a total risk based capital ratio of 10% or greater at the Bank level, as is required for a “well capitalized” institution.

For the periods indicated, the Company had the following risk-based capital and leverage ratios:

Valley Financial Corporation

Ratio	9/30/07	12/31/06	9/30/06
Tier 1	9.9%	9.1%	9.4%
Total	11.6%	11.2%	10.5%
Leverage	8.5%	7.9%	8.2%

The above capital ratios for 9/30/07 do not reflect the proceeds received after quarter-end from the private placement offering.

For the periods indicated, the Bank had the following risk-based capital and leverage ratios:

Valley Bank

Ratio	9/30/07	12/31/06	9/30/06
Tier 1	9.4%	9.1%	9.0%
Total	10.5%	10.2%	10.1%
Leverage	8.1%	7.9%	7.9%

Total shareholder’s equity grew by $3.9 million or 11.7% from $33.4 million at December 31, 2006 to $37.4 million at September 30, 2007. Earnings, proceeds from the exercise of incentive stock options, proceeds from the private placement offering (see Note 12 in the Consolidated Financial Statements), the change in unrealized gains and losses for securities available-for-sale, and the reversal of unrealized gains and losses for derivatives not held for trading accounted for the net increase. We paid our seventh consecutive semi-annual cash dividend on the Company’s common stock, in the amount of $0.07 per share on July 2, 2007 to shareholders of record June 1, 2007.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and non-pledged securities available-for-sale, at September 30, 2007, totaled $21.5 million, a decrease of $14.0 million, compared to $35.5 million at December 31, 2006. The decrease in liquid assets is due primarily to the run-off of our federal funds sold position during the quarter. Our funding sources consist of an established federal funds line with a regional correspondent bank totaling $12.0 million that had a $6.3 million balance as of September 30, 2007, three established federal funds lines with third party banks totaling $23.0 million that had outstanding balances totaling $10.0 million as of September 30, 2007, and an established line with the FHLB that had $63.0 million outstanding under a total line of $82.0 million as of September 30, 2007. We believe these arrangements will be renewed at maturity.

We sell excess funds as overnight federal funds sold to provide an immediate source of liquidity. We had federal funds sold of $0 at September 30, 2007 and $16.8 million at December 31, 2006.

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

During the third quarter, the Company accepted subscriptions to sell 409,884 shares of its common stock at $10.50 per share in a private offering, for an aggregate offering price of $4,303,782. As of September 30, 2007, proceeds of $1,941,282 were received for 184,884 shares. Proceeds for the remaining 225,000 totaling $2,362,500 were received on October 2, 2007.

The shares were purchased by members of Valley Bank’s senior management and Board of Directors, and by an institutional investor with no prior ownership. A registration statement covering the shares has not been filed with the Securities and Exchange Commission, and accordingly, the shares are subject to certain restrictions on resale.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon Senior Securities during the quarter.

Item 4.	Submission of Matters to a Vote of Security Holders.

There was no Submission of Matters to a Vote of Security Holders during the quarter.

Item 5.	Other Information.

None.

Item 6.	Index to Exhibits

(a)	We filed the following exhibits for the quarter ended September 30, 2007:

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on Form S-1, as amended).

3.3	Bylaws as amended July 19, 2003 (incorporated herein by reference to Exhibit 3.3 of Form 10-KSB filed March 30, 2005, File No. 000-28342).

10.2*	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.3*	Severance Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

10.4*	Stock Option Agreement dated January 29, 2001 by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.5*	Stock Option Agreement dated January 10, 2002, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.5 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.6*	Stock Option Agreement dated July 5, 2005, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.6 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.7*	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.7 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.8*	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

10.9*	Valley Bank Supplemental Retirement Plan effective January 1, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

10.10*	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.16 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

10.11	Insurance Transfer Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.20 of Form 10-KSB filed March 30, 2004, File No. 000-28342).

10.12*	Stock Option Agreement dated November 11, 2004, by and between the Company and John T. McCaleb (incorporated herein by reference to Exhibit No. 10.22 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.13*	Restricted Stock Agreement dated July 5, 2005, by and between the Company and John T. McCaleb (incorporated herein by reference to Exhibit No. 10.23 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.14*	Stock Option Agreement dated November 11, 2004, by and between the Company and Andrew B. Agee (incorporated herein by reference to Exhibit No. 10.24 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.15*	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Andrew Agee (incorporated herein by reference to Exhibit No. 10.25 of Form 10-K filed March 28, 2006, File No. 33-77568).

10.16*	Letter agreement regarding retirement of A. Wayne Lewis dated July 22, 2005, by and among the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.21 of Form 10-Q filed November 14, 2005, File No. 33-77568).

10.17*	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Kimberly B. Snyder (incorporated herein by reference to Exhibit No. 10.27 of Form 10-K filed March 15, 2007, File No. 33-77568).

10.18*	Stock Option Agreement dated July 5, 2005, by and between the Company and Kimberly B. Snyder (incorporated herein by reference to Exhibit No. 10.28 of Form 10-K filed March 15, 2007, File No. 33-77568).

10.19*	Restricted Stock Agreement dated August 10, 2005, by and between the Company and Kimberly B. Snyder (incorporated herein by reference to Exhibit No. 10.29 of Form 10-K filed March 15, 2007, File No. 33-77568).

10.20*	Stock Option Agreement dated August 10, 2005 by, and between the Company and Kimberly B. Snyder (incorporated herein by reference to Exhibit No. 10.30 of Form 10-K filed March 15, 2007, File No. 33-77568).

11.0	Statement re Computation of Earnings per Share (filed herewith as Note 5).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-Q pursuant to Item 13(a).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

November 12, 2007	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief Executive Officer

November 12, 2007	/s/ Kimberly B. Snyder
Date	Kimberly B. Snyder, Executive Vice President and Chief Financial Officer