Form 10-K
period 2007-12-31
VALLEY FINANCIAL CORP /VA/
filed 2008-03-20
CIK 921590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Valley Financial Corporation Common Stock held by non-affiliates of Valley Financial Corporation as of June 30, 2007 (2,789,971 shares) was $29,852,690.

The number of shares of Valley Financial Corporation Common Stock outstanding as of March 11, 2008 was 4,623,947.

Documents of Which Portions Are Incorporated by Reference	Parts of Form 10-K into Which Portion of Documents Are Incorporated
Proxy Statement for Valley Financial Corporation’s April 30, 2008 Annual Meeting of Shareholders	Certain Exhibits to Part III as indicated

VALLEY FINANCIAL CORPORATION

FORM 10-K

December 31, 2007

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

Effective June 26, 2003, Valley Financial (VA) Statutory Trust I was established as a wholly-owned subsidiary of the Company for the purpose of issuing trust preferred securities. Effective October 16, 2002, the Bank established VB Investments, LLC as a wholly-owned subsidiary of the Bank to be a limited partner in various tax credit partnerships. The establishment of the subsidiary gives the Bank the right to utilize certain federal and state tax credits. Effective September 26, 2005, Valley Financial (VA) Statutory Trust II was established as a wholly-owned subsidiary of the Company for the purpose of issuing additional trust preferred securities. Effective December 15, 2006, Valley Financial Statutory Trust III was established as a wholly owned subsidiary of the company for the purpose of issuing additional trust preferred securities. These entities raised capital (in the case of the statutory trusts) or investment (in the case of the LLC) for the Company and the Bank. Effective July 13, 2007, VFC Properties, LLC was established as a wholly-owned subsidiary of the Company to provide credit intermediary services for the Bank. The Company has made a decision to dissolve this entity during the first quarter of 2008. The Bank will continue to provide its own credit services.

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

Our lending activities are subject to a variety of lending limits imposed by state and federal laws and regulations. In general, the Bank is subject to a loans-to-one borrower limit of an amount equal to 15% of the total of the Bank’s unimpaired capital, surplus, and allowance for loan loss. We may not make any extensions of credit to any director, executive officer, or principal shareholder of the Bank or the Company, or to any related interest of such person, unless the extension of credit is approved by the Board of Directors of the Bank and the credit is made on terms not more favorable to such person than would be available to an unaffiliated party.

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

Financial Services

On June 23, 2005, Valley Wealth Management Services, Inc., (VWM) a wholly-owned subsidiary of the Bank, began offering non-deposit investment products and insurance products for sale to the public. VWM is working with Bankers Insurance, LLC, a joint effort of Virginia banks, in which the Company has a small interest through its membership in the Virginia Bankers Association.

We have no immediate plans to obtain or exercise trust powers. We may in the future offer a full-service trust department, but cannot do so without the prior approval of its primary regulators, the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission, before exercise of trust powers.

Operating Revenue

The following table sets forth, for the two fiscal years ended December 31, 2007 and 2006 the percentage of total operating revenue contributed by each class of similar services which contributed 15 percent or more of total consolidated revenues of the Company during such periods.

Period	Class of Service	% of Total Revenues
December 31, 2007	Interest and fees on loans	84.78%

December 31, 2006	Interest and fees on loans	86.08%

Location and Service Area

Our primary service area is the Roanoke Metropolitan Statistical Area (the “Roanoke MSA”), which is the regional center for southwest Virginia, and is located approximately 165 miles west of Richmond, Virginia, 178 miles northwest of Charlotte, North Carolina, 178 miles east of Charleston, West Virginia and 222 miles southwest of Washington, D.C.

The population in the Roanoke MSA was estimated at 295,050 in 2006 per the Weldon Cooper Center for Public Services, University of Virginia. The Roanoke MSA’s growth typically is slower than that in the Commonwealth overall and in other key Virginia markets in particular. The Virginia Employment Commission reported that the Roanoke MSA had an unemployment rate of 3.13% in November 2007, compared with 4.5% nationally and 2.99% for Virginia.

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

Employees

At December 31, 2007 the Bank had 118 full-time employees and 5 part-time employees.

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

At December 31, 2007 the Company and the Bank had the following risk-based capital and leverage ratios relative to regulatory minimums:

Capital Ratios

Ratio	Company 12/31/07	Bank 12/31/07	Minimum Required for Capital Adequacy Purposes	Minimum Required for “Well Capitalized” Designation
Tier 1	10.7%	9.6%	4%	6%

Total	12.1%	10.6%	8%	10%

Leverage	9.1%	8.2%	4%	5%

The regulations define five categories of compliance with regulatory capital requirements, ranging from “well capitalized” to “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2007, the Company and the Bank qualified as “well-capitalized” institutions (see Note 16 to the Consolidated Financial Statements).

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

Item 1A.	Risk Factors.

Not required.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our main office is located in a seven-story office building at 36 Church Avenue, S.W., in downtown Roanoke, Virginia 24011, which we lease five floors. We will be adding a sixth floor to the leased space during the first quarter of 2008. The lease on all floors terminates on December 31, 2014 with options to renew for two additional five-year terms at the end of the December 31, 2014 extension period. Additionally, we lease our South Roanoke and our Grandin Road offices. We own our Starkey Road, Hershberger, Vinton and Lewis Gale offices. We are in the process of relocating our South Roanoke office and anticipate completion in 2008. Once complete, we will own the South Roanoke office building.

In the opinion of management of the Company, its properties are adequate for its current operations and adequately covered by insurance.

Item 3.	Legal Proceedings.

Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings other than routine litigation incidental to the Bank’s business.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information. The Company is authorized to issue up to 10,000,000 shares of Common Stock, no par value, of which 4,623,947 shares were issued and outstanding and held of record by approximately 447 shareholders at March 11, 2008.

The Common Stock is quoted under the symbol VYFC on the Nasdaq Capital Market. According to information obtained by Company management and believed to be reliable, the quarterly range of closing prices per share for the Common Stock during the last two fiscal years was as follows:

	2007		2006
Quarter Ended	High Close	Low Close	High Close	Low Close
March 31	$13.89	$12.10	$13.90	$12.75
June 30	$13.27	$10.50	$14.50	$12.70
September 30	$10.78	$9.49	$13.67	$12.10
December 31	$12.00	$9.50	$13.79	$12.96

Dividends. On April 25, 2007 the Company declared a $0.07 per share cash dividend, payable July 2, 2007 to shareholders of record June 1, 2007. On November 15, 2007 the Company declared a $0.07 per share cash dividend, payable January 2, 2008 to shareholders of record December 1, 2007. The Company declared two semi-annual dividends, both at $0.07 per share during the year ended December 31, 2006. See “Supervision and Regulation” and Note 16, “Regulatory Restrictions” to the Consolidated Financial Statements for restrictions on the payment of dividends.

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Valley Financial Corporation Key Employee Incentive Plan (approved by security holders)	231,982	$8.97	160,695
Individual Stock Option Agreements (approved by security holders)	66,733	$3.18	—
Equity compensation plans not approved by security holders	—	$0.00	—

Total	298,715		160,695

As of December 31, 2007 there were no compensation plans, including individual compensation arrangements, under which equity securities of the Company are authorized for issuance that have not been approved by a vote of security holders.

Item 6.	Selected Financial Data

Selected Financial Data

(000’s omitted)

	2007	2006	2005	2004		2003
For the Year
Net interest income	$15,600	$15,680	$13,599	$10,929		$9,465
Noninterest income	2,326	2,212	1,596	1,358		1,326

Revenue, net of interest expense	17,926	17,892	15,195	12,287		10,791
Noninterest expense	12,699	11,338	9,192	7,807		6,454
Provision for loan losses	1,250	2,796	1,297	633		966
Tax provision	1,049	876	1,314	1,023		771

Net income	$2,928	$2,882	$3,392	$2,824		$2,600

Per Common Share
Basic net income	$0.69	$0.70	$0.83	$0.75	*	$0.71	*
Diluted net income	0.68	0.68	0.80	0.70	*	0.67	*
Cash dividends declared	0.14	0.14	0.13	0.12		0.00

*	adjusted as necessary to reflect the 3 for 2 stock split effective May 30, 2002 and the 2 for 1 stock split effective May 31, 2004

At Year-End
Assets	$600,967	$591,936	$498,949	$373,979	$309,133
Securities	81,085	73,617	57,989	71,475	66,195
Loans, gross	487,164	471,052	414,377	282,774	222,598
Reserve for loan losses	(4,883)	(5,658)	(4,124)	(2,989)	(2,566)
Deposits	432,453	441,489	365,316	279,333	223,022
Short-term borrowings	13,000	25,000	23,000	15,000	15,000
Securities under agreement to repurchase	33,294	21,635	10,802	5,817	4,727
Long-term debt	55,000	48,000	37,000	37,000	37,000
Trust preferred securities	16,496	16,496	11,341	4,124	4,124
Total shareholders’ equity	40,716	33,401	30,715	28,316	21,562

Ratios
Return on average assets	0.50%	0.54%	0.79%	0.82%	0.93%
Return on average equity	8.03%	8.67%	11.42%	12.00%	12.89%
Dividend payout ratio	20.59%	20.51%	16.25%	17.14%	0.0%
Average equity to average assets	6.16%	6.11%	6.93%	6.81%	7.18%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2007 and 2006. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto.

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

Allowance for Loan Losses: Certain credit risks are inherent in making loans. We seek to prudently assess these risks and manage them effectively. We have internal credit policies and procedures in place to reduce repayment risks. These policies and procedures include:

•	Officer and customer loan limits

•	Periodic loan documentation review and internal audit, and

•	Follow-up on exceptions to credit policies.

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

On a quarterly basis, we perform a detailed analysis of the allowance for loan losses to verify the adequacy and appropriateness of the allowance in meeting possible losses in the loan portfolio. In analyzing our current portfolio to determine the appropriate level of the allowance for loan losses, we first segregate our portfolio into loans within the scope of FAS 114 (potentially impaired loans) and FAS 5 (non-impaired loan pools). Included in our potentially impaired loan category are our current “watch list” credits plus any additional credits which have been past due three or more times within the past 12-month period. We individually review these potentially impaired loans under FAS 114 and make a determination if the loan in fact is impaired. We consider a loan impaired when it is probable that we will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collection of all amounts due. If it is found to be impaired, an allowance is established when the collateral value, discounted cash flows, or observable market price of the impaired loan is lower than the carrying value of that loan. We recognize any impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to bad-debt expense. The valuation allowance becomes our “specific reserve” for the specific loan.

We take the balance of our portfolio and add back to it any loans that were included in the potentially impaired loan category but that were found not to be impaired. We then segregate the remaining portfolio into specific categories based on type of loan and review the groups of loans to estimate loss under FAS 5 (accounting rules for loss contingencies). We apply a specific loss factor to each category based upon our historical loss experience for each category of loans over the previous five years. The loss factor is multiplied by the outstanding balance in the loan category to estimate potential loss for our allowance for loan losses. We then evaluate certain environmental and qualitative factors that are relevant to our portfolio and make a risk assessment of low, medium, or high for each factor. An additional loss factor is assigned to the portfolio according to the risk assessment. This evaluation is inherently subjective, because it requires estimates that may be significantly revised as more information becomes available.

Bank regulators also periodically review the loan portfolio and other assets to assess their quality, and we employ independent, third party loan reviewers as well. This evaluation is inherently subjective because it requires estimates that may be significantly revised as more information becomes available.

We believe the allowance for loan losses is appropriate to provide for expected losses in the loan portfolio, but there are no assurances that it will be.

Overview

The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995. There are currently eight full-service branch locations, operating in various locations throughout the Cities of Roanoke and Salem, Town of Vinton, and the County of Roanoke. The Company also operates a wealth management subsidiary, Valley Wealth Management Services, Inc. which markets investment and insurance products. Net income derived from the new subsidiary is not significant at this time.

The Company’s investment in the Bank was $47.6 million as of December 31, 2007, and $44.4 million as of December 31, 2006.

Performance Summary

The following table shows our key performance ratios for the years ended December 31, 2007 and 2006:

Key Performance Ratios

	12 Months Ended 12/31/07	12 Months Ended 12/31/06
Return on average assets	0.50%	0.54%
Return on average equity (1)	8.03%	8.67%
Net interest margin (2)	2.84%	3.14%
Cost of funds	4.31%	3.85%
Yield on earning assets	7.03%	6.93%
Basic net earnings per share	$0.69	$0.70
Diluted net earnings per share	$0.68	$0.68

All percentage calculations are on an annualized basis.

1.	The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.
2.	Calculated on a fully taxable equivalent basis (“FTE”)

Our performance for 2007 was impacted by the unusually high level of nonperforming assets held throughout the year. However, due to the successful resolution of all three of our large problem loan relationships subsequent to year end, we were able to reduce the specific reserves previously set aside for these credits by over $500,000 during the fourth quarter of 2007. Additionally, we took active and prudent steps by charging off in excess of $2 million in problem loan assets during 2007. We believe these events, combined with the $4.2 Million equity capital raised in the private placement offering in the fall of last year, will enable us to move forward from a position of strength despite the uncertain and unsettling economic environment. Additionally, as can be seen from the table above, our cost of funds has increased by 46 basis points year over year in comparison to an increase of only 10 basis points in our yield on earning assets, resulting in a further squeeze on our net interest margin. The increase in our cost of funds is due to the intense competition for deposits in combination with the relatively flat yield curve over the past 18 months. However, the resolution of our three large problem loan assets will reduce our non-performing assets by nearly 75%, from 1.24% of total assets to just 0.39% of total assets, as we head into 2008. This should impact our net interest margin and the overall earnings picture in a very positive manner. While we are cautiously optimistic about 2008, we continue to be concerned about the continued weakness in the residential real estate market and general slowdown in economic activity. We did not participate in the subprime, Alt-A or third-party originated mortgage programs that are now resulting in heavy loan losses at many banks throughout the country, but the net effect of these activities may weaken the economy, in general.

Growth

The following table shows our key growth indicators:

Key Growth Indicators

(000’s omitted)

	12 Months Ended 12/31/07	12 Months Ended 12/31/06
Investment securities	$81,085	$73,617
Loans, net	$482,281	$465,394
Deposits	$432,453	$441,489
Total assets	$600,967	$591,936

Total assets at December 31, 2007 were $601.0 million, up $9.1 million or 1.5% from $591.9 million at December 31, 2006. The principal components of the Company’s assets at the end of the period were $63.5 million in securities available-for-sale, including restricted equity securities, $17.6 million in securities held-to-maturity, and $487.1 million in gross loans. Total assets at December 31, 2006 were $591.9 million, up $93.0 million or 19% from $498.9 million at December 31, 2005. The principal components of the Company’s assets at the end of 2006 were $16.6 million in federal funds sold, $53.5 million in securities available-for-sale, including restricted equity securities, $20.1 million in securities held-to-maturity, and $471.0 million in gross loans.

Total liabilities at December 31, 2007 were $560.3 million, up from $558.5 million at December 31, 2006, an increase of $1.8 million or 0.3%. Deposits decreased $9.0 million or 2.0% to $432.4 million from the $441.4 million level at December 31, 2006. We allowed a piece of our higher cost of deposits to mature during the year due to a softening in loan demand. Total liabilities at December 31, 2006 were $558.5 million, up from $468.2 million at December 31, 2005, an increase of $90.3 million or 19.3%, with the increase primarily represented by a $76.1 million growth in deposits, a $5.2 million increase in short-term borrowings, an $11.0 million in crease in long-term borrowings, a $10.8 million increase in securities sold under agreements to repurchase, a $2.2 million increase in other liabilities, offset by a $17.0 million decrease in federal funds purchased.

We intend to continue to execute our business model by focusing on our core business and stressing personal service to satisfy customers, although we constantly evaluate the effectiveness of the model. Due to our intense focus on restoring asset quality, we intentionally slowed down our asset growth during 2007. As we head into 2008, we are focused on returning to double-digit asset growth rates. However, competition for deposits remains heightened and our ability to fund loan growth will be dependent upon our ability to grow our deposit base at a reasonable cost. During 2006, we were successful in reducing our overall reliance on certificates of deposits by raising approximately $50 million of new deposits in a new money market product, which is tied to the WSJ Prime rate. This deposit account continued to attract enthusiasm from customers as our deposit balances grew to over $73 million in this account by the end of 2007. We will be introducing a new deposit checking account during the first quarter of 2008 that we believe will strengthen our ability to further reduce our reliance on higher rate certificates of deposits going forward and will be a great complement to the Prime money market product offering.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2007 was $40.7 million, an increase of $7.3 million or 21.9% over the $33.4 million level at December 31, 2006. The increase is attributable to net income of $2.9 million, net proceeds from the private placement offering of $4.2 million, proceeds from the exercise of stock options of $0.4 million, $0.1 million due to the expensing of stock options, an increase in accumulated other comprehensive income of $0.3 million, offset by dividends declared of $0.6 million. Total shareholders’ equity at December 31, 2006 was $33.4 million, an increase of $2.7 million or 9% over the $30.7 million level at December 31, 2005. The increase from December 31, 2005 to December 31, 2006 was attributable to an increase in retained earnings of $2.9 million, proceeds from the exercise of stock options of $0.1 million, $0.1 million due to the expensing of stock options, an increase in accumulated other comprehensive income of $0.2 million, offset by dividends declared of $0.6 million.

Net Income

We earned net income of $2.9 million for the year ended December 31, 2007, equivalent to the $2.9 million reported for the same period in 2006. Net income for the three months ended December 31, 2007 was $0.9 million, an increase of $0.7 million over the $0.2 million reported for the fourth quarter of 2006.

We earned net income of $2.9 million for the year ended December 31, 2006, a decrease of 15% over the $3.4 million reported for the same period in 2005. Net income for the three months ended December 31, 2006 was $0.2 million, a decrease of 86% over the $1.1 million reported for the fourth quarter of 2005.

Net Interest Income

Net interest income is our principal source of earnings and is calculated as the amount by which loan and investment (earning assets) income exceeds the interest expense on deposits and borrowings (interest-bearing liabilities). Changes in the volume and mix of earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Changes in the interest rate environment and the Company’s cost of funds also affect net interest income.

Net interest income for the year ended December 31, 2007 was $15.6 million, a $0.1 million decrease when compared to the $15.7 million reported for December 31, 2006. Net interest income for the quarter ended December 31, 2007 was $4.0 million, equivalent to the same period last year. Net interest income for the quarter ended December 31, 2006 was $4.0 million, a 3% increase when compared to the quarter ended December 31, 2005. The yield on average loans decreased in 2007 by 1.0% to 7.14% from its level of 7.21% in 2006. The overall tax equivalent yield on earning assets was 7.03% for the year ended 2007, as compared to 6.93% for the prior year. The yield on average loans increased in 2006 by 0.12% to 7.21% from its level of 6.42% in 2005. The overall tax equivalent yield on earning assets was 6.93% for the year ended 2006, as compared to 6.13% for the prior year.

The following table presents the major categories of interest-earning assets, interest-bearing liabilities and shareholders’ equity with corresponding average balances, related interest income or expense, and resulting yields and rates for the periods indicated. Where appropriate, income categories and yields have been adjusted in the table to their fully taxable equivalent basis.

NET INTEREST INCOME AND AVERAGE BALANCES (1)

(000’s omitted)

	2007			2006
	Average Balance	Interest Income/ Expense	Rate Paid	Average Balance	Interest Income/ Expense	Rate Paid
Assets
Interest-earning assets:
Loans (2) (5)	$479,138	35,033	7.31%	$443,047	$31,959	7.21%
Investment securities
Taxable	64,256	3,350	5.21%	49,431	2,340	4.73%
Nontaxable (3)	11,873	713	6.01%	14,008	828	5.91%
Money market investments	2,479	141	5.69%	1,444	59	4.09%

Total interest-earning assets	557,746	39,236	7.03%	507,930	35,187	6.93%

Other Assets:
Reserve for loan losses	(5,735)			(4,810)
Cash and due from banks	8,074			8,432
Premises and equipment, net	6,646			6,900
Other assets	19,059			15,990

Total assets	585,790			534,442

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Savings, NOW and MMA	118,725	4,327	3.64%	90,665	2,930	3.23%
Time deposits	254,757	13,174	5.17%	254,011	11,340	4.46%
Repurchase agreements	24,028	990	4.12%	14,938	534	3.57%
Federal funds purchased	6,942	381	5.49%	8,316	440	5.29%
Trust preferred	16,496	1,188	7.20%	11,526	815	7.07%
Long-term FHLB	44,044	2,092	4.75%	38,915	2,033	5.22%
Short-term FHLB	25,477	1,241	4.87%	29,145	1,145	3.93%

Total interest-bearing liabilities	490,469	23,393	4.31%	447,516	19,237	3.85%
Noninterest-bearing liabilities
Demand deposits	52,474			52,020
Other liabilities	6,384			1,691

Total liabilities	549,327			501,227
Shareholders’ Equity, exclusive of unrealized gains/losses on AFS securities	36,463			33,215

Total liabilities and shareholders’ equity	585,790			534,442

Net interest income		15,843			$15,950

Net interest margin (4)			2.84%			3.14%

Legends for the table are as follows:

(1)	Averages are daily averages.
(2)	Loan interest income includes loan fees of $1.2 million, $1.1 million and $1.1 million for the years ended 2007, 2006, and 2005, respectively.
(3)	Nontaxable interest income is adjusted to its fully taxable equivalent basis using a federal tax rate of 34 percent.
(4)	The net interest margin is calculated by dividing net interest income (tax equivalent basis) by average total earning assets.
(5)	Non-accrual loans are included in the above yield calculation.

As discussed above, the Company’s net interest income is affected by the change in the amount and mix of interest-earning assets and interest-bearing liabilities (referred to as “volume change”) as well as by changes in yields earned on interest-earning assets and rates paid on deposits and borrowed funds (referred to as “rate change”). The following table presents, for the periods indicated, a summary of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities and the amounts of change attributable to variations in volumes and rates. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and rate, respectively.

RATE/VOLUME ANALYSIS

(000’s omitted)

	Year Ended December 31, 2007 compared to 2006
	Volume	Rate	Net
Interest earned on interest-earning assets:
Loans	2,634	439	3,073
Investment securities:
Taxable	755	255	1,010
Nontaxable	(129)	13	(116)
Money market investments	53	29	82

Total interest earned on interest-earning assets	3,313	736	4,049

Interest paid on interest-bearing liabilities:
Savings, NOW, and money markets	989	408	1,397
Time deposits	33	1,801	1,834
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	358	15	373
Securities sold under agreements to repurchase	365	92	457
Federal funds purchased	(76)	17	(59)
Long-term FHLB advances	190	(131)	59
Short-term FHLB advances	(106)	202	96

Total interest paid on interest-bearing liabilities	1,753	2,404	4,157

Change in net interest income	1,560	(1,668)	(108)

RATE/VOLUME ANALYSIS

(000’s omitted)

	Year Ended December 31, 2006 compared to 2005
	Volume	Rate	Net
Interest earned on interest-earning assets:
Loans	$7,220	$2,933	$10,153
Investment securities:
Taxable	39	197	236
Nontaxable	(55)	(19)	(74)
Money market investments	153	(167)	(14)

Total interest earned on interest-earning assets	7,357	2,944	10,301

Interest paid on interest-bearing liabilities:
Savings, NOW, and money markets	666	802	1,468
Time deposits	1,719	2,961	4,680
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	396	55	451
Securities sold under agreements to repurchase	180	209	389
Federal funds purchased	205	83	288
Long-term FHLB advances	227	230	457
Short-term FHLB advances	322	202	524

Total interest paid on interest-bearing liabilities	3,715	4,542	8,257

Change in net interest income	$3,642	$(1,598)	$2,044

Interest Rate Risk

Interest rate risk is the risk to earnings or capital generated by the effects of changes in interest rates on our on- and off-balance sheet positions. This risk can take one or more of several forms:

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

We have established risk measures, limits, policy guidelines and internal control mechanisms for managing our overall asset/liability management position. The responsibility for interest rate risk control resides with management, with oversight by the board of directors and the Asset Liability Oversight Committee. We seek to balance the return potential of the asset/liability management position against the desire to limit volatility in earnings.

At least quarterly, we measure the asset/liability management position using earnings simulation modeling to estimate what assets and liabilities would re-price, and to what extent, within a one-year period in response to an immediate 200 and 100 basis point change in the Prime Rate, as well as in response to more gradual interest rate changes. Our objective is to keep the change in net interest income over twelve months at or below 5%, and to keep the change in net income at or below 10%, under an immediate 200 basis point interest rate shock scenario.

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

We also estimate interest sensitivity by calculating the net present value of the balance sheet’s cash flows or the residual value of future cash flows ultimately due to shareholders. This calculation is known as Economic Value of Equity or “EVE” and is generally considered a better measure of long-term interest sensitivity than the interest rate shock scenarios. Our objective is for the result to change 25% or less in an immediate 200 basis point interest rate shock scenario.

The following table shows the sensitivity of the Company’s balance sheet at the date indicated, but is not necessarily indicative of the position on other dates.

INTEREST RATE SENSITIVITY

Maturities/Repricing

(000’s omitted)

	December 31, 2007
	1 – 3 Months	4 – 12 Months	13 – 60 Months	Over 60 Months	Total
Earning Assets:
Loans, excluding nonaccruals	$216,342	$23,856	$138,066	$101,872	$480,136
Investment securities	631	1,104	8,795	65,592	76,122
Restricted equity securities	—	—	—	4,963	4,963
Interest-bearing deposits in banks	—	—	—
Federal funds sold	—

Total earning assets	216,973	24,960	146,861	172,427	561,221

Interest Bearing Liabilities:
NOW accounts	16,414	—	—	—	16,414
Money market accounts	101,007	—	—	—	101,007
Savings	51,310	—	—	—	51,310
Time deposits	71,154	173,294	19,493	—	263,941

Total deposits	239,885	173,294	19,493	—	432,672

Repurchase agreements	33,294	—	—	—	33,294
FHLB advances	25,000	28,000	15,000	—	68,000
Federal funds purchased	3,288	—	—	—	3,288
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	16,496	—	—	—	16,496

Total interest bearing liabilities	317,963	201,294	34,493	—	553,750

Interest Rate Gap	(100,990)	(176,334)	112,368	172,427	7,471

Cumulative interest sensitivity gap	(100,990)	(277,324)	(164,956)	7,471
Ratio of sensitivity gap to total earning assets	-17.99%	-31.42%	20.02%	30.72%	1.33%
Cumulative ratio of sensitivity gap to total earning assets	-17.99%	-49.41%	-29.39%	1.33%

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

Noninterest Income

Noninterest income is made up of several categories as shown in the following table:

(000’s omitted)	12 months Ended 12/31/07	12 months Ended 12/31/06	Increase/ (Decrease)
Service charges on deposits	$1,178	$992	19%
Income earned on life insurance contracts	522	467	18%
Other income	716	756	(5)%
Realized securities gains/(losses)	(90)	(3)	2,900%

Total noninterest income	$2,326	$2,212	5%

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

Levels of income derived from these categories vary. For example, general market conditions and new insurance premiums purchased affect the income earned on bank owned life insurance. Fees for the issuance of official checks and customer check sales tend to grow as new branches are added. Fee schedules, while subject to change, generally do not alone yield a significant or discernable increase in income when they change. Additionally, with changing interest rates, mortgage originations and re-financings have slowed down, which decreases the fee income earned on real estate loans.

Noninterest Expense

(000’s omitted)	12 Months Ended 12/31/07	12 Months Ended 12/31/06	2007 –2006 % Increase/ (Decrease)
Compensation	$6,678	$6,040	11%
Occupancy	763	690	11%
Equipment	567	544	4%
Data processing	703	611	15%
Advertising and marketing	277	384	(28)%
Insurance	351	90	290%
Audit fees	335	276	21%
Legal fees	209	31	574%
Franchise tax expense	338	269	26%
Business manager	272	319	(15)%
Deposit expense	257	290	(11)%
Loan expense	173	197	(12)%
Computer software	330	384	(14)%
Foreclosed asset expenses, net	10	—	N/M
Other expense	1,436	1,213	18%

Total noninterest expense	$12,699	$11,338	12%

As can be seen from the table above, noninterest expense increased by a total of $1.4 million or 12% from December 31, 2006 to December 31, 2007. A few items to note are as follows:

•

Compensation expense has increased over the prior year due to merit and promotional increases during the year as well as the addition of 5 new positions. As in 2006, we did not accrue for any executive officer performance bonuses. Additionally, our amortized expense for salary deferral is lower than the same period last year as a result of lower loan growth.

•

Occupancy and equipment expense increases are primarily attributable to the new occupancy (and related equipment purchases) of the 6th and 7th floors of our main headquarters. We took occupancy of the new floors at the end of the first quarter of 2006.

•	The increase in our data processing expense is primarily related to our conversion to an imaged item processing environment during the 2nd half of 2007.

•

Our advertising/marketing expenses year to date are less than the same period last year because we did not embark upon any major advertising campaigns during 2007. The relatively soft loan demand eliminated the need for extensive certificate of deposit advertising during 2007.

•

The increase in insurance expense is due to the significant increase in FDIC assessment as a result of the Federal Deposit Insurance Reform Act of 1995, which new assessments went into effect January 1, 2007.

•	Audit fees have increased due to additional regulatory costs associated with compliance.

•	We incurred a significant increase in legal expenses during 2007 as compared to 2006 due to the workout of problem credit relationships as well as personnel and corporate governance issues.

•	Our Business Manager program expenses are down year over year due to a reduction in overall billings by our business manager customers.

•

Deposit expense is down year over year due to the write-off of $30,000 related to a fraudulent check scheme that occurred during the first quarter of 2006 as well as the overall decrease in our deposit balances year over year.

•

The decline in loan expense is due to lower loan growth than in the same period last year. Legal expenses associated with the work-out of problem credits are included in the Legal expense category above.

•

Included in our other expense are current expenses associated with our network consultant which were charged to either equipment or computer software expense categories in prior years, depending on the nature of his work.

Noninterest expense for the year ended December 31, 2006 was $2.1 million over the same period ended December 31, 2005. For the year ended December 31, 2006, we experienced an increase in our advertising and marketing expenses which were primarily attributable to the television advertising costs associated with the new Prime money market account. Compensation expense continued to increase as anticipated due to the growth of the Bank. The increase in 2006 is a result of new hires as well as merit and promotional increases to all employees during the year. However, all year-end performance bonuses for 2006 for executive officers were eliminated as a result of the Company’s performance for 2006. This elimination totaled approximately $350,000. Our business manager expenses increased as compared to the prior year due to the growth of that program.

Noninterest expenses are expected to continue to increase as a direct result of business growth, expansion and complexity of banking operations, and compliance with the Sarbanes–Oxley Act, which imposes additional management and reporting burdens on reporting companies such as this one.

Income Taxes

During 2007 and 2006, the Company recorded federal income tax provision in the amounts of $1.0 million and $0.9 million, respectively. The anticipated federal income tax liability equates to an effective tax rate of 26.4% and 23.3%, respectively. Factors contributing to the difference between the effective tax rate and the statutory rate of 34 percent include historical tax credits, tax-exempt interest income on municipal securities, net of disallowance, and tax-exempt income earned on bank owned life insurance.

During 2007 and 2006, we recognized three separate federal tax credits resulting in a reduction in income tax expense of $124 for 2007 and $125 for 2006.

Earning Assets

Average earning assets were $557.7 million at December 31, 2007, an increase of $49.8 million or 9.8% over $507.9 million at December 31, 2006. Total average earning assets were 95.2% of total average assets at December 31, 2007. Average loans represented the largest component of average earning assets and increased $36.1 million or 8.1% to $479.1 million at December 31, 2007. Average loans were 85.9% of average earning assets and 81.8% of average total assets as of December 31, 2007. Average investment securities, increased by $12.7 million or 20.0% over December 31, 2006. Average investment securities were 13% of average earning assets and 13% of average total assets as of December 31, 2007.

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

Investment securities (available for sale and held to maturity), including restricted equity securities, at December 31, 2007 were $81.1 million, an increase of $7.5 million or 10.2% from their level of $73.6 million on December 31, 2006. The increase is attributable to purchases of $17.7 million offset by principal prepayments, called proceeds and sales in the amount of $10.2 million. See Note 3 to the Consolidated Financial Statements.

Investment securities (available for sale and held to maturity), including restricted equity securities, at December 31, 2006 were $73.6 million, an increase of $15.6 million or 27% from their level of $58.0 million on December 31, 2005. The increase is attributable to purchases of $21.5 million, offset by principal prepayments, called proceeds and sales in the amount of $5.9 million.

The following table presents the composition of securities available-for-sale, which is carried at approximate market value at December 31, 2007 and 2006.

AVAILABLE FOR SALE INVESTMENT PORTFOLIO

CATEGORY DISTRIBUTION

(000’s omitted)

	December 31, 2007		December 31, 2006
	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values
U.S. Government and federal agency	$716	$723	$1,023	$1,021
Government-sponsored enterprises	24,506	24,799	19,435	19,269
Mortgage-backed securities	16,683	16,691	8,338	8,259
Collateralized mortgage obligations	11,510	11,251	13,375	13,014
States and political subdivisions	4,970	4,976	6,594	6,644
Corporate debt securities	100	100	200	198

Total securities available for sale	$58,485	$58,540	$48,965	$48,405

The following table sets forth the composition of securities held-to-maturity, which is carried at amortized cost at December 31, 2007 and 2006.

HELD TO MATURITY INVESTMENT PORTFOLIO

CATEGORY DISTRIBUTION

(000’s omitted)

	December 31, 2007		December 31, 2006
	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values
U.S. Government and federal agency	$—	$—	$—	$—
Government-sponsored enterprises	7,955	7,995	9,946	9,784
Mortgage-backed securities	1,913	1,883	2,360	2,297
Collateralized mortgage obligations	522	500	551	524
States and political subdivisions	7,192	7,288	7,276	7,335

Total securities held to maturity	$17,582	$17,666	$20,133	$19,940

The following table presents the maturity ranges of securities available-for-sale as of December 31, 2007 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION

(000’s omitted)

	Available for Sale
	December 31, 2007
	Amortized Costs	Fair Value	Yield
U.S.Government and federal agency:
Within one year	$—	$—	—
After one but within five years	516	523	5.1%
After five but within ten years	—	—	—
After ten years	200	200	7.5%
Government-sponsored enterprises:
Within one year	—	—	—
After one but within five years	2,089	2,090	4.6%
After five but within ten years	7,479	7,598	5.6%
After ten years	14,938	15,111	5.9%
Obligations of states and subdivisions:
Within one year	493	495	5.1%
After one but within five years	976	983	5.3%
After five but within ten years	570	572	4.8%
After ten years	2,931	2,926	4.9%
Corporate debt securities:
Within one year	100	100	4.1%
After one but within five years	—	—	—
After five but within ten years	—	—	—
After ten years	—	—	—

Mortgage-backed securities	16,683	16,691	5.3%

Collateralized mortgage obligations	11,510	11,251	4.5%

Total	$58,485	58,540

Total Securities by Maturity Period *
Within one year	$593	595
After one but within five years	3,581	3,596
After five but within ten years	8,049	8,170
After ten years	18,069	18,237
Mortgage-backed securities	16,683	16,691
Collateralized mortgage obligations	11,510	11,251

Total by Maturity Period	$58,485	$58,540

*	Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

The following table presents the maturity ranges of securities held-to-maturity as of December 31, 2007 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION

(000’s omitted)

	Held to Maturity
	December 31, 2007
	Amortized Costs	Fair Value	Yield
U.S.Government and federal agency:
Within one year	$—	$—	—
After one but within five years	—	—	—
After five but within ten years	—	—	—
After ten years	—	—	—
Government-sponsored enterprises:
Within one year	—	—	—
After one but within five years	985	997	4.5%
After five but within ten years	3,970	4,001	5.3%
After ten years	3,000	2,998	5.9%
Obligations of states and subdivisions:
Within one year	941	944	3.4%
After one but within five years	439	441	3.4%
After five but within ten years	1,425	1,444	4.2%
After ten years	4,387	4,458	5.3%
Corporate debt securities:
Within one year	—	—	—
After one but within five years	—	—	—
After five but within ten years	—	—	—
After ten years	—	—	—
Mortgage-backed securities	1,913	1,883	4.5%

Collateralized mortgage obligations	522	500	4.3%

Total	$17,582	$17,666

Total Securities by Maturity Period *
Within one year	$941	944
After one but within five years	1,424	1,438
After five but within ten years	5,395	5,445
After ten years	7,387	7,456
Mortgage-backed securities	1,913	1,883
Collateralized mortgage obligations	522	500

Total by Maturity Period	$17,582	17,666

*	Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

Loan Portfolio

Our total gross loans were $487.2 million at December 31, 2007, an increase of $16.1 million or 3.4% from the $471.1 million reported one year earlier. Our ratio of total loans to total funding sources (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and trust preferred securities) stood at 88.0% at December 31, 2007 and 85.2% at December 31, 2006. Management seeks to maintain the ratio of loans to funding sources at a maximum of 90%.

The loan portfolio primarily consists of commercial, real estate (including real estate term loans, construction loans and other loans secured by real estate) and loans to individuals for household, family and other consumer purposes. We adjust the mix of lending and the terms of our loan programs according to economic and market conditions, asset/liability management considerations and other factors. Loans typically (in excess of 90%) are made to businesses and individuals located within our primary market area, most of whom maintain deposit accounts with the Bank. There is no concentration of loans exceeding 10% of total loans, that is not disclosed in the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements or discussed below.

The following table summarizes the loan portfolio by category for the five years ended December 31, 2007.

LOAN PORTFOLIO SUMMARY

(000’s omitted)

	Year Ended December 31
	2007		2006		2005		2004		2003
	$	%	$	%	$	%	$	%	$	%
Commercial	87,458	18.0%	93,400	19.8%	97,904	23.6	71,580	25.3	52,489	23.6
Commercial real estate	170,599	35.1%	174,882	37.2%	149,684	36.1	107,186	37.9	92,563	41.6
Real estate construction	106,195	21.8%	82,537	17.5%	55,810	13.5	25,404	9.0	17,622	7.9
Residential real estate	115,458	23.7%	112,022	23.8%	103,272	24.9	69,819	24.7	51,917	23.3
Loans to individuals (except those secured by real estate)	7,361	1.4%	8,211	1.7%	7,744	1.9	8,787	3.1	8,012	3.6

Total loans	487,071	100.0	471,052	100.0	414,414	100.0	282,776	100.0	222,603	100.0

The following table presents maturity information (based upon interest rate repricing dates) on the loan portfolio based upon scheduled repayments at December 31, 2007.

LOAN MATURITY

(000’s omitted)

	December 31, 2007
	Due within One Year	Due One to Five Years	Due After Five Years	Total
Commercial	$65,499	$21,632	327	$87,458
Commercial real estate	33,591	105,284	31,724	170,599
Real estate construction	70,732	25,052	10,411	106,195
Residential real estate	15,473	37,823	62,162	115,458
Loans to individuals	3,611	2,012	1,738	7,361

Total loans	$188,906	$191,803	$106,362	$487,071

The following table presents maturity information based upon contractual terms and scheduled repayments at December 31, 2007.

FIXED AND VARIABLE RATE LOANS

(000’s omitted)

	Fixed		Variable
	Due Within Five Years	Due After Five Years	Due Within Five Years	Due After Five Years
Commercial	$25,093	327	$62,038	$—
Commercial real estate	111,394	28,530	27,482	3,193
Real estate construction	11,373	3,236	84,411	7,175
Residential real estate	38,103	43,728	15,193	18,434
Loans to individuals	3,299	779	2,324	959

Total loans	$189,262	$76,600	$191,448	$29,761

Loan Category Analysis

Commercial Loans. Commercial loans generally are made to provide operating lines of credit, to finance the purchase of inventory or equipment, and for other business purposes. The credit worthiness of the borrower is analyzed and re-evaluated on a periodic basis. Most commercial loans are secured with business assets such as accounts receivable, inventory and equipment. Even with substantial collateral, such as all the assets of the business and personal guarantees, commercial lending involves considerable risk of loss in the event of a business downturn or failure of the business.

Commercial Real Estate Loans. Commercial real estate construction and commercial real estate mortgages represent interim and permanent financing of commercial properties that are secured primarily by real estate. The Company prefers to make commercial real estate loans secured by owner-occupied properties. These borrowers are engaged in business activities other than real estate, and the primary source of repayment is not solely dependent on conditions in the real estate market.

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

A provision for loan losses of $1.3 million was made during 2007, a decrease of $1.5 million or 53.6% from the $2.8 million provided during 2006. The decrease in the loan loss provision is a result of a decrease in loan growth as well as the resolution of our three large problem credits subsequent to year-end. This allowed us to reduce our overall loan loss provision by over $500,000 as we eliminated the unneeded specific reserves that were associated with these problem credits. For the year ended December 31, 2007, our non-performing assets to total assets ratio decreased from 1.56% at December 31, 2006 to 1.24% and will be reduced further to 0.39% at the end of January 2008 as a result of the resolution of the three large problem loan assets. Additionally, our ratio of loans past due more than 90 days to total loans decreased from 0.13% at December 31, 2006 to 0.0% at December 31, 2007. Net charge-offs for the year ended December 31, 2007 amounted to $2.0 million in comparison to $1.3 million for the year ended December 31, 2006. A provision for loan losses of $2.8 million was made during 2006, an increase of $1.5 million or 115% from the $1.3 million provided during 2005. The increase in the loan loss provision was the result of an increase in non-performing loans. For the year ended December 31, 2006, our non-performing assets to total assets ratio increased from 0.72% at December 31, 2005 to 1.56%. Additionally, our loans past due more than 90 days to total loans increased from 0.10% at December 31, 2005 to 0.13% at December 31, 2006.

The allowance for loan losses was $4.9 million and $5.7 million as of December 31, 2007 and 2006, respectively. The ratio of the allowance for loan losses to total loans outstanding was approximately 1.0% at December 31, 2007, which compares to approximately 1.2% of total loans at December 31, 2006 (see Note 5 to the Consolidated Financial Statements). These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions. A total of $0.7 million in specific reserves was included in the balance of the allowance for loan losses as of December 31, 2007 for impaired loans, which compares to a total of $1.1 million as of December 31, 2006.

We regularly review asset quality and re-evaluate the allowance for loan losses. However, no assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Our current market environment, with a nationwide recession possible, makes this risk even higher. Additionally, regulatory examiners may require us to recognize additions or reductions to the allowance based upon their judgment about the loan portfolio and other information available to them at the time of their examinations. (See “Allowance for Loan Losses” under “Critical Accounting Policies”.)

The following table summarizes the loan loss experience for the five years ended December 31, 2007.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(000’s omitted)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Balance at January 1	$5,658	$4,124	$2,989	$2,566	$2,014

Recoveries:
Commercial	0	2	30	1	1
Loans to individuals	15	0	1	0	0

Charged off loans:
Commercial	(2,009)	(1,253)	(187)	(188)	(284)
Loans to individuals	(31)	(11)	(6)	(23)	(131)

Net charge-offs	(2,025)	(1,262)	(162)	(210)	(414)
Additions charge to operations	1,250	2,796	1,297	633	966

Balance at December 31	$4,883	$5,658	$4,124	$2,989	$2,566

Ratio of net charge-offs during the period to average loans outstanding during the period	0.42%	0.28%	0.05%	0.08%	0.20%

The following table summarizes the allocation of the allowance for loan losses for the five years ended December 31, 2007. The percentage in the table below refers to the percent of loans in each category to total loans.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(000’s omitted)

	Year Ended December 31,
	2007		2006		2005		2004		2003
	$	%	$	%	$	%	$	%	$	%
Balance at end of period applicable to:
Commercial	877	18.0%	1,122	19.8%	974	23.6%	756	25.3%	613	23.9%
Commercial real estate	1,711	35.1%	2,102	37.2%	1,490	36.1%	1,133	37.9%	1,067	41.6%
Real estate construction	1,065	21.8%	991	17.5%	555	13.5%	269	9.0%	203	7.9%
Residential real estate	1,157	23.7%	1,346	23.8%	1,028	24.9%	463	15.5%	345	13.4%
Loans to individuals	73	1.4%	99	1.7%	77	1.9%	368	12.3%	338	13.2%

Total Allowance	$4,883	100%	$5,658	100.0%	$4,124	100.0%	$2,989	100.0%	$2,566	100.0%

Nonperforming Assets. Nonperforming assets include nonaccrual loans, loans past due 90 days or more, restructured loans and foreclosed/repossessed property. A loan will be placed on nonaccrual status when collection of all principal or interest is deemed unlikely. A loan will be placed on nonaccrual status automatically when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of being collected. In this case, the loan will continue to accrue interest despite its past due status.

A restructured loan is a loan in which the original contract terms have been modified due to a borrower’s financial condition or there has been a transfer of assets in full or partial satisfaction of the loan. A modification of original contractual terms is generally a concession to a borrower that a lending institution would not normally consider.

A loan is impaired, as defined in Statement of Financial Accounting Standards (“SFAS”) 114 (creditor accounting rules for impaired loans) when, based on current information and events, it is likely that a creditor will be unable to collect all amounts, including both principal and interest, due according to the contractual terms of the loan agreement.

Nonperforming assets for the five years ended December 31, 2007 are detailed as follows:

NONPERFORMING ASSETS

(000’s omitted)

	December 31,
	2007	2006	2005	2004	2003
Nonaccrual loans	$7,029	$6,343	$104	$150	$1,094
Loans past due 90 days or more	—	616	423	240	—
Restructured loans	—	—	—	—	152
Other nonperforming loans (1)	—	2,265	3,062	—	—

Total nonperforming loans	$7,029	$9,224	$3,589	$390	$1,246

Foreclosed, repossessed and idled properties	445	—	—	1	—

Total nonperforming assets	$7,474	$9,224	$3,589	$391	$1,246

(1)	Other nonperforming loans include impaired loans which are not on nonaccrual status nor past due 90 days or more.

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

If the non-accrual loans disclosed above had performed in accordance with their original terms, additional interest income in the amount of $909,586 would have been recorded for the year ended December 31, 2007.

Other Assets

We have purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s Supplemental Executive Retirement Plan (“SERP”) and other employee benefit costs including health insurance, dental insurance, life insurance, and 401(k) employer match. Bank owned life insurance was $11.6 million at December 31, 2007, an increase of $0.5 million over the $11.1 million reported as of December 31, 2006 as a result of the increase in the cash surrender value of the life insurance contracts.

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

The following table summarizes our total deposits for the years ended December 31, 2007 and 2006:

	12/31/07		12/31/06
	$	%	$	%
Time deposits	263,941	61.0%	263,123	59.60
Interest bearing & money market	100,840	23.3%	93,444	21.17
Savings	51,310	11.9%	66,259	15.00

Total interest bearing deposits	416,091	96.2%	422,826	95.77

Noninterest demand & official checks	16,362	3.8%	18,663	4.23

Total deposits	432,453	100.0	441,489	100.00

As can be seen from the table above, while our time deposits remained relatively stable from 2006 to 2007, the percentage of time deposits to total deposits actually increased by 1.4% due to our total deposit balances decreasing from year to year. Within the certificate of deposit category, we have marketed CDs nationally to institutional depositors, primarily banks, thrift institutions and credit unions through an Internet-based rate posting service. National market CDs at December 31, 2007 were $11.3 million, a decrease of $1.6 million from the $12.9 million reported at December 31, 2006 and represents 4% of total CDs and 3% of total deposits at December 31, 2007, as compared to 5% of total CDs and 3% of total deposits at December 31, 2006. Our interest bearing and money market deposits increased by $7.4 million during 2007, due primarily to the increase in our Prime money market account balances.

The following table summarizes average deposits for the years ended December 31, 2007 and 2006.

AVERAGE DEPOSIT MIX

(000’s omitted)

	December 31, 2007		December 31, 2006
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Interest bearing deposits:
NOW accounts	$20,489	1.7%	$21,929	1.9%
Money market accounts	95,764	4.1%	64,711	3.8%
Savings	2,472	0.4%	4,026	0.5%
Time deposits > = $100,000	63,864	5.1%	57,683	4.5%
Other time deposits	190,893	4.7%	196,327	4.4%

Total Interest Bearing Deposits	373,482	4.4%	344,676	4.1%

Noninterest bearing deposits:
Demand deposits	52,474	0.0%	52,020	0.0%

Total average deposits	$425,957	3.9%	$396,696	3.6%

The following table presents the maturity schedule of certificates of deposit of $100,000 or more as of December 31, 2007.

MATURITY SCHEDULE OF CERTIFICATES

OF DEPOSIT OF $100,000 OR MORE

(000’s omitted)

December 31, 2007
Three months or less	$15,264
Over three through 6 months	26,392
Over six through 12 months	23,351
Over 12 months	9,124

Total	$74,131

Short-Term Borrowings

Total short-term borrowings (including federal funds purchased and securities sold under agreements to repurchase) increased by $3.0 million from their level of $46.6 million at December 31, 2006 to a total of $49.6 million as of December 31, 2007. Short-term borrowings at December 31, 2007 include federal funds purchased of $3.3 million, Federal Home Loan Bank of Atlanta (“FHLB”) borrowings in the amount of $13.0 million, and a commercial sweep account program in the amount of $33.3 million. The FHLB borrowings include an $8 million prime based credit that matures on June 27, 2008 and reprices monthly at the prime rate less 285 basis points (rate of 4.395% on December 31, 2007) and a fixed rate credit in the amount of $5 million that matures on October 31, 2008 (rate of 4.4975% on December 31, 2007). See the liquidity section for further information on the preceding borrowings. Total short-term borrowings (including federal funds purchased and securities sold under agreements to repurchase) decreased by $4.2 million from their level of $50.8 million at December 31, 2005 to a total of $46.6 million as of December 31, 2006. Short-term borrowings at December 31, 2006 included federal funds purchased of $0 million, Federal Home Loan Bank of Atlanta (“FHLB”) borrowings in the amount of $25 million, and a commercial sweep account program in the amount of $21.6 million.

The commercial sweep program involves balances subject to repurchase agreements which are reported as short term borrowings rather than deposits since they are not FDIC insured. The balance in the program increased 54.2% or $11.7 million from $21.6 million reported at December 31, 2006 to $33.3 million at December 31, 2007. The program consists of a demand deposit account from which we invest available balances daily in securities on an overnight basis subject to repurchase. On the following business day, we repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month.

The following table presents information on each category of the Company’s short-term debt, which generally mature within one to seven days from the transaction date.

SHORT-TERM BORROWINGS

(000’s omitted)

	12/31/2007	12/31/2006
Actual amount outstanding at period end:
Federal funds purchased	$3,288	$—
Securities sold under agreements to repurchase	33,294	21,635
Short-term FHLB Borrowings	13,000	25,000

Weighted average actual interest rate at period end:
Federal funds purchased	4.47%	—
Securities sold under agreements to repurchase	3.72%	4.14%
Short-term FHLB Borrowings	4.85%	4.53%

Maximum amount outstanding at any month-end in period:
Federal funds purchased	$18,526	$17,374
Securities sold under agreements to repurchase	23,984	21,635
Short-term FHLB Borrowings	33,000	30,000

Average amount outstanding during period end:
Federal funds purchased	$6,942	$8,316
Securities sold under agreements to repurchase	24,028	14,938
Short-term FHLB Borrowings	56,446	46,837

Weighted average interest rate during the period:
Federal funds purchased	5.49%	5.29%
Securities sold under agreements to repurchase	4.12%	3.58%
Short-term FHLB Borrowings	4.87%	4.86%

Long-Term Borrowings

Federal Home Loan Bank advances are relatively cost-effective funding sources and provide the Company with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. The increase in advances during the year reflects the funding to support investment growth.

The Company had outstanding long-term debt with the Federal Home Bank of Atlanta in the amount of $55.0 million as of December 31, 2007, an increase of $7.0 million from the $48.0 million reported as of December 31, 2006. This increase is made up of a $15 million convertible advance offset by the movement of an $8 million fixed rate advance from long-term to short-term borrowings as of December 31, 2007. See Footnote 8 of the Company’s Consolidated Financial Statements for more information on the long-term advances.

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

These debentures are a special form of securities that, while actually long-term debt for the Company, count as “capital” for bank regulatory purposes. The debenture proceeds from Trust I, Trust II, and Trust III are included in our Tier 1 capital for regulatory capital adequacy purposes to the extent that they do not exceed 25% of our total Tier I capital including the securities. This amount totaled $13.6 million (of the $16 million outstanding) at December 31, 2007. The remaining $4.8 is included in the calculation of our total risk-based capital ratio as Tier 2 capital. Our obligations with respect to the issuance of Trust I, Trust II, and Trust III’s preferred securities and common securities constitute a full and unconditional guarantee of Trust I, Trust II, and Trust III’s obligations with respect to the preferred securities and common securities. Subject to certain exceptions and limitations, we may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on Trust I, Trust II, or Trust III’s preferred trust securities and common securities. As a result of the Company’s adoption of FIN 46, the Trusts’ common securities have been presented as a component of other assets.

Capital Adequacy

Our financial position at December 31, 2007 and 2006 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. Our capital ratios are above the required regulatory minimums for a well-capitalized institution. We review the adequacy of our capital on an ongoing basis. We seek to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses and will continue to monitor the Bank capital ratios very closely due to the impact our non-accrual loans have on retained earnings and capital.

For the periods indicated, we had the following risk-based capital and leverage ratios:

Capital Ratios

Ratio	12/31/07	12/31/06
Tier 1	10.7%	9.1%
Total	12.1%	11.2%
Leverage	9.1%	7.9%

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and non-pledged securities available-for-sale, at December 31, 2007, totaled $77.0 million. Our funding sources consist of an established federal funds lines with a regional correspondent bank totaling $12.0 million that had a $3.3 million balance as of December 31, 2007, three established federal funds lines with third party banks totaling $22.0 million that had outstanding balances totaling $0.0 million as of December 31, 2007, and an established line with the FHLB that had $68.0 million outstanding under a total line of $92.0 million as of December 31, 2007. We believe these arrangements will be renewed at maturity.

As of December 31, 2007, we had pledged approximately $92.0 million of our loan and investment portfolio balances as collateral for borrowings from the Federal Home Loan Bank. As of that date, we had approximately $24.0 million in remaining credit availability from the Federal Home Loan Bank. As of December 31, 2006 we had pledged approximately $89.3 million of our loan and investment portfolio balances as collateral for borrowings from the Federal Home Loan Bank. As of that date, we had approximately $16.3 million in remaining credit availability from the Federal Home Loan Bank.

We sell excess funds as overnight federal funds sold to provide an immediate source of liquidity. We had federal funds sold of $0.0 million at December 31, 2007, as compared to $16.6 at December 31, 2006.

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

Recent and Future Accounting Considerations

In March 2007, the FASB ratified the consensus reached on EITF 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). The postretirement aspect of this EITF is substantially similar to EITF 06-4 discussed above and requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. In addition, a consensus was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-10 will have a material impact on its financial position, results of operations or cash flows.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The Company is currently analyzing the impact of this guidance, which relates to the Company’s mortgage loans held for sale.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Valley Financial Corporation

Roanoke, Virginia

We have audited the consolidated balance sheets of Valley Financial Corporation and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Valley Financial Corporation and subsidiary as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Valley Financial Corporation’s internal control over financial reporting as of December 31, 2007 included in the accompanying Form 10-K, item 9A, and accordingly, we do not express an opinion thereon.

Elliott Davis

Galax, Virginia

March 11, 2008

Valley Financial Corporation

Consolidated Balance Sheets

December 31, 2007 and 2006

(In thousands, except share data)

	2007	2006
Assets
Cash and due from banks	$10,895	$9,778
Interest-bearing deposits in banks	95	91
Federal funds sold	—	16,630
Securities available-for-sale	58,540	48,405
Securities held-to-maturity (approximate market values of $17,666 and $19,940 in 2007 and 2006, respectively)	17,582	20,133
Restricted equity securities	4,963	5,079
Loans, net of allowance for loan losses of $4,883 at December 31, 2007 and $5,658 at December 31, 2006	482,281	465,394
Foreclosed assets, net	445	—
Premises and equipment, net	6,463	6,873
Bank owned life insurance	11,639	11,117
Accrued interest receivable	2,975	2,954
Other assets	5,089	5,482

Total assets	$600,967	$591,936

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$16,362	$18,663
Interest-bearing deposits	416,091	422,826

Total deposits	432,453	441,489
Federal funds purchased and securities sold under agreements to repurchase	36,582	21,635
Short-term borrowings	13,000	25,000
Long-term borrowings	55,000	48,000
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	16,496	16,496
Accrued interest payable	3,828	3,133
Other liabilities	2,892	2,782

Total liabilities	560,251	558,535

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 10,000,000 shares authorized; 4,593,581 and 4,112,074 shares issued and outstanding at December 31, 2007 and 2006, respectively	21,879	17,212
Retained earnings	18,801	16,488
Accumulated other comprehensive income (loss)	36	(299)

Total shareholders’ equity	40,716	33,401

Total liabilities and shareholders’ equity	$600,967	$591,936

See accompanying notes to consolidated financial statements.

Valley Financial Corporation

Consolidated Statements of Income

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

	2007	2006
Interest income
Interest and fees on loans	$35,032	$31,959
Interest on securities – taxable	3,350	2,340
Interest on securities – nontaxable	470	547
Interest on deposits in banks	141	71

Total interest income	38,993	34,917

Interest expense
Interest on deposits	17,501	14,270
Interest on long-term borrowings	2,092	2,033
Interest on short-term borrowings	1,241	1,145
Interest on guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	1,188	815
Interest on federal funds purchased and securities sold under agreements to repurchase	1,371	974

Total interest expense	23,393	19,237

Net interest income	15,600	15,680
Provision for loan losses	1,250	2,796

Net interest income after provision for loan losses	14,350	12,884

Noninterest income
Service charges on deposit accounts	1,178	992
Realized gains (losses) on sale of securities available-for-sale	(90)	(3)
Realized gains on sales of derivative instruments	51	—
Income earned on bank owned life insurance	522	467
Other income on real estate loans	63	135
Gain (loss) on disposal of equipment	(4)	3
Other income	606	618

Total noninterest income	2,326	2,212

Noninterest expense
Compensation expense	6,678	6,040
Occupancy expense	763	690
Equipment expense	567	544
Data processing expense	703	611
Advertising and marketing expense	277	384
Insurance expense	351	90
Audit fees	335	276
Legal expense	209	31
Franchise tax expense	338	269
Business manager program expense	272	319
Deposit expense	257	290
Loan expense	173	197
Foreclosed properties expense, net	10	—
Computer software expense	330	384
Other expense	1436	1,213

Total noninterest expense	12,699	11,338

Income before income taxes	3,977	3,758
Income tax expense	1,049	876

Net income	$2,928	$2,882

Earnings per share
Basic earnings per share	$0.69	$0.70

Diluted earnings per share	$0.68	$0.68

Weighted average shares	4,266,658	4,101,634

Diluted average shares	4,331,697	4,215,241

Dividends declared per share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

Valley Financial Corporation

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

	Common Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
Balances at December 31, 2005	4,076,993	$16,981	$14,181	$(447)	$30,715

Comprehensive income:
Net income	—	—	2,882	—	2,882
Unrealized gains on securities available-for-sale, net of deferred tax expense of $40	—	—	—	76	76
Unrealized gains on derivatives not held for trading, net of deferred tax expense of $36				70	70
Reclassification adjustment, net of deferred tax benefit of $1	—	—	—	2	2

Total comprehensive income					3,030
Stock compensation expense	—	82	—	—	82
Cash dividends declared ($0.14 per share)	—	—	(575)	—	(575)
Exercise of stock options	35,081	149	—	—	149

Balances at December 31, 2006	4,112,074	$17,212	$16,488	$(299)	$33,401

Comprehensive income:
Net income	—	—	2,928		2,928
Unrealized gains on securities available-for-sale, net of deferred tax expense of $209	—	—	—	405	405
Elimination of gains on derivatives not held for trading, net of deferred tax expense of $36			—	(70)	(70)

Total comprehensive income				—	3,263
Private placement offering, net	409,884	4,213		—	4,213
Stock compensation expense, vesting of restricted stock	1,771	23		—	23
Stock compensation expense		108			108
Cash dividends declared ($0.14 per share)			(615)	—	(615)
Exercise of stock options	69,852	323	—	—	323

Balances at December 31, 2007	4,593,581	$21,879	$18,801	$36	$40,716

See accompanying notes to consolidated financial statements

Valley Financial Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

	2007	2006
Cash flows from operating activities
Net income	$2,928	$2,882
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,250	2,796
Depreciation and amortization of bank premises, equipment and software	810	762
Stock compensation expense	131	82
Deferred income tax	(473)	(1,312)
Net losses on sale of securities	90	3
Net (gains) on disposal of derivative	(51)	—
Net (gains) losses on equipment disposals	4	(3)
Net amortization of bond premiums/discounts	144	175
(Increase) in unearned fees	(77)	(65)
(Increase) in accrued interest receivable	(21)	(881)
(Increase) decrease in other assets	430	(1,163)
(Increase) in value of life insurance contracts	(522)	(467)
Increase in accrued interest payable	695	1,004
Increase in other liabilities	4	1,229

Net cash provided by operating activities	5,342	5,042

Cash flows from investing activities
(Increase) decrease in interest bearing deposits in banks	(3)	245
(Increase) decrease in federal funds sold	16,630	(16,630)
Purchases of bank premises, equipment and software	(402)	(1,045)
Purchases of securities available-for-sale	(16,965)	(20,186)
Purchases of restricted equity securities	(784)	(1,317)
Proceeds from sales/calls/paydowns/maturities of securities available-for-sale	7,130	4,979
Proceeds from paydowns on securities held-to-maturity	2,462	573
Principal repayments of restricted equity securities	900	225
Purchase of bank owned life insurance	—	(1,700)
Proceeds from sale of equipment	—	8
Increase in loans, net	(18,061)	(57,872)

Net cash used in investing activities	(9,093)	(92,720)

Cash flows from financing activities
(Decrease) in non-interest bearing deposits	(2,300)	(803)
Increase (decrease) in interest bearing deposits	(6,736)	76,976
Proceeds from short-term borrowings	5,000	15,000
Principal repayments of short-term borrowings	(25,000)	(23,000)
Increase in securities sold under agreements to repurchase	11,659	10,833
Increase (decrease) in federal funds purchased	3,288	(17,027)
Proceeds from long-term borrowings	15,000	26,000
Principal repayments of long-term borrowings	—	(5,000)
Proceeds from issuance of guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	—	5,155
Cash dividends paid	(580)	(573)
Proceeds from issuance of common stock	4,537	149

Net cash provided by financing activities	4,868	87,710

Net increase in cash and due from banks	1,117	32

Cash and due from banks at beginning of year	9,778	9,746

Cash and due from banks at end of year	$10,895	$9,778

Valley Financial Corporation

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$22,698	$18,233

Cash paid during the year for income taxes	$389	$2,039

Noncash financing and investing activities
Transfer of loans to foreclosed property	$445	$—

Reclassification of borrowings from long-term to short-term	$8,000	$10,000

See accompanying notes to consolidated financial statements.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

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

Effective October 16, 2002, the Bank established VB Investments, LLC as a wholly-owned subsidiary of the Bank to be a limited partner in various tax credit partnerships. The establishment of the subsidiary gives the Bank the right to utilize certain federal and state tax credits. Effective June 26, 2003, Valley Financial (VA) Statutory Trust I was established as a wholly-owned subsidiary of the Company for the purpose of issuing trust preferred securities. Effective September 26, 2005, Valley Financial (VA) Statutory Trust II was established as a wholly-owned subsidiary of the Company for the purpose of issuing additional trust preferred securities. Effective December 15, 2006, Valley Financial Statutory Trust III was established as a wholly owned subsidiary of the company for the purpose of issuing additional trust preferred securities. These entities are for raising capital (in the case of the statutory trusts) or investments (in the case of the LLC) for the Company and the Bank. Effective July 13, 2007, VFC Properties, LLC was established as a wholly-owned subsidiary of the Company to provide credit intermediary services for the Bank. The Company has made a decision to dissolve this entity during the first quarter of 2008. The Bank will continue to provide its own credit services.

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

For the Years Ended December 31, 2007 and 2006

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

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

Note 1. Summary of Significant Accounting Policies, continued

Securities Available-for-Sale, continued

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

Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower is unlikely to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. We apply payments received on nonaccrual loans first to outstanding principal, and the residual amount, if any, is applied to interest. When facts and circumstances indicate the borrower has regained the ability to meet required payments, the loan is returned to accrual status. Past due status of loans is determined based on contractual terms.

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

The allowance consists of specific and general components. The specific component relates to impaired loans. For such loans an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component is based on historical loss experience adjusted for qualitative and environmental factors.

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

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

Note 1. Summary of Significant Accounting Policies, continued

Allowance for Loan Losses, continued

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment, and from time to time, we may evaluate one or more homogeneous loans as impaired. The Bank does not separately identify individual consumer and residential loans for impairment.

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

Share Based Compensation

During the first quarter of fiscal 2006, we adopted the provisions of, and account for share based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 – revised 2004, “Share-Based Payment,” (“SFAS 123R”). Under the fair value recognition provisions of this statement, share based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation cost for unvested grants that were outstanding as of the effective date will be recognized over the remaining service period.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

Note 1. Summary of Significant Accounting Policies, continued

Share Based compensation, continued

Policy for issuing shares upon option exercise

Options shall be exercised by the delivery of a written notice to the Company in the form prescribed by the Human Resources (HR) Committee setting forth the number of shares with respect to which the option is to be exercised, accompanied by full payment for the shares. The option price shall be payable to the Company in full either in cash, by delivery of shares of stock valued at fair market value at the time of exercise, delivery of a promissory note (in the HR Committee’s sole discretion) or by a combination of the foregoing. As soon as practicable, after receipt of written notice and payment, the Company shall deliver to the participant, stock certificates (new shares) in an appropriate amount based upon the number of options exercised, issued in the participant’s name. No participant who is awarded options shall have rights as a shareholder in connection with the shares subject to such options until the date of exercise of the options.

See Note 12 for further information regarding our share based compensation assumptions and expenses.

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

In 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the Company’s consolidated financial position.

Basic Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends.

Diluted Earnings per Share

The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. These additional common shares would include employee equity share options, nonvested shares and similar equity instruments granted to employees. Diluted earnings per

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

Note 1. Summary of Significant Accounting Policies, continued

Diluted Earnings per Share, continued

share is based upon the actual number of options or shares granted and not yet forfeited unless doing so would be antidilutive. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares.

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

For the Years Ended December 31, 2007 and 2006

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

Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures: The fair values of guaranteed preferred beneficial interests in the Company’s junior subordinated debentures is estimated using a discounted cash flow calculation that applies contracted interest rates being paid on the debt to the current market interest rate of similar debt.

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

During 2007, in an effort to provide more transparent information to readers of financial statements, the Company reclassified expenses associated with the purchase of the federal historical tax credits from purchased tax credit expense to income tax expense. For reporting years prior to December 31, 2007, the gross amount of the purchase of the federal historical tax credit was presented as purchased tax credit expense (as the historical tax credit was used) with an offset to income tax expense. Within this Annual Report on Form 10-K for the year ended December 31, 2007, such expenses have been reclassified, resulting in prior period reclassifications, and are reported within the income tax expense financial statement line item within the Consolidated Statements of Income.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

Note 1. Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In March 2007, the FASB ratified the consensus reached on EITF 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). The postretirement aspect of this EITF is substantially similar to EITF 06-4 and requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. In addition, a consensus was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-10 will have a material impact on its financial position, results of operations or cash flows.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The Company is currently analyzing the impact of this guidance, which relates to the Company’s mortgage loans held for sale.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

Note 2. Restrictions on Cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average reserve balances. The daily cash reserve requirement for the week including December 31, 2007 was $71, which was met by cash on hand. The daily cash reserve requirement for the week including December 31, 2006 was $65, which was met by cash on hand.

As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of December 31, 2007 and December 31, 2006 was $250.

Note 3. Securities

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale as of December 31, 2007 and 2006 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
2007
U.S. Government and federal agency	$716	$7	$—	$723
Government-sponsored enterprises*	24,506	293	—	24,799
Mortgage-backed securities	28,193	124	375	27,942
States and political subdivisions	4,970	43	37	4,976
Corporate debt	100	—	—	100

	$58,485	$467	$412	$58,540

2006
U.S. Government and federal agency	$1,023	$—	$2	$1,021
Government-sponsored enterprises*	19,435	21	187	19,269
Mortgage-backed securities	21,713	111	551	21,273
States and political subdivisions	6,594	64	14	6,644
Corporate debt	200	—	2	198

	$48,965	$196	$756	$48,405

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

Note 3. Securities, continued

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity as of December 31, 2007 and 2006 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
2007
U.S. Government and federal agency	$—	$—	$—	$—
Government-sponsored enterprises*	7,955	42	2	7,995
Mortgage-backed securities	2,435	—	52	2,383
States and political subdivisions	7,192	99	3	7,288

	$17,582	$141	$57	$17,666

2006
U.S. Government and federal agency	$—	$—	$—	$—
Government-sponsored enterprises*	9,946	—	162	9,784
Mortgage-backed securities	2,911	—	90	2,821
States and political subdivisions	7,276	89	30	7,335

	$20,133	$89	$282	$19,940

*	Such as FNMA, FHLMC and FHLB.

The following tables detail unrealized losses and related fair values in the Bank’s available-for-sale and held-to-maturity investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2007.

Temporarily Impaired Securities in AFS Portfolio

2007	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprises*	$—	$—	$6,048	$217	$6,048	$217
Mortgage-backed securities	1,348	3	7,767	155	9,115	158
State and political subdivisions	1,794	37	—	—	1,794	37

Total temporarily impaired securities	$3,142	$40	$13,815	$372	$16,957	$412

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

Note 3. Securities, continued

Temporarily Impaired Securities in HTM Portfolio

2007	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprises*	$—	$—	$2,498	$25	$2,498	$25
Mortgage-backed securities	—	—	1,883	29	1,883	29
State and political subdivisions	—	—	831	3	831	3

Total temporarily impaired securities	$—	$—	$5,212	$57	$5,212	$57

This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2007.

*	Such as FNMA, FHLMC and FHLB.

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based upon this evaluation, there are four securities in the portfolio with net additional unrealized losses at December 31, 2007 greater than the amount at December 31, 2006, however, in all cases, the increase in unrealized losses is less than $3. As a result, management believes all unrealized losses presented in the tables above are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The amortized costs and approximate fair values of available-for-sale securities as of December 31, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

2007	Amortized Costs	Fair Values
Due in one year or less	$593	$595
Due after one year through five years	3,581	3,596
Due after five years through ten years	8,049	8,170
Due after ten years	18,069	18,237
Mortgage-backed securities	16,683	16,691
Collateralized mortgage obligations	11,510	11,251

	$58,485	$58,540

The amortized costs and approximate fair values of held-to-maturity securities as of December 31, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

Note 3. Securities, continued

2007	Amortized Costs	Fair Values
Due in one year or less	$941	$944
Due after one year through five years	1,424	1,438
Due after five years through ten years	5,395	5,445
Due after ten years	7,387	7,456
Mortgage-backed securities	1,913	1,883
Collateralized mortgage obligations	522	500

	$17,582	$17,666

Securities (excluding restricted equity securities) with amortized costs of $66,251 and $58,329 as of December 31, 2007 and 2006, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Restricted equity securities consist of Federal Home Loan Bank stock in the amount of $4,119 and $4,275, Federal Reserve Bank stock in the amount $784 and $744, and Community Bankers Bank stock in the amount of $60 as of December 31, 2007 and 2006, respectively. Restricted equity securities are carried at cost. The Federal Home Loan Bank requires the Bank to maintain stock in an amount equal to 0.20% of total assets as of December 31 of the prior year and 4.5% of outstanding borrowings. The Federal Reserve Bank of Richmond requires the Bank to maintain stock with a par value equal to 6% of its outstanding capital; however, the Federal Reserve Bank only requires the Bank to pay 50% of the par value of the stock. Community Bankers Bank stock is restricted in the fact that the stock may only be repurchased by that Company.

Note 4. Loans Receivable

The major components of loans in the consolidated balance sheets at December 31, 2007 and 2006 are as follows:

	2007	2006
Commercial	$87,458	$93,400
Real estate:
Construction and land development	106,195	82,537
Residential, 1-4 families	115,458	112,022
Commercial	170,599	174,848
Consumer	7,361	8,211

	487,071	471,018
Deferred loan fees	93	34
Allowance for loan losses	(4,883)	(5,658)

	$482,281	$465,394

Substantially all one-four family residential and commercial real estate loans collateralize the line of credit available from the Federal Home Loan Bank.

The aggregate amount of deposit overdrafts that have been reclassified as loans and included in the consumer category in the above table as of December 31, 2007 and 2006 was $322 and $128, respectively.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

Note 5. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	2007	2006
Balance, beginning	$5,658	$4,124
Provision charged to expense	1,250	2,796
Recoveries of amounts charged off	15	5
Amounts charged off	(2,040)	(1,267)

Balance, ending	$4,883	$5,658

An allowance determined in accordance with SFAS No. 114 and No. 118 is provided for all impaired loans. The total recorded investment in impaired loans and the related allowance for loan losses at December 31, 2007 and 2006 is as follows:

	2007	2006
Impaired loans without a valuation allowance	$5,419	$2,817
Impaired loans with a valuation allowance	10,058	6,407

Total impaired loans	$15,477	$9,224

Valuation allowance related to impaired loans	$673	$1,050

The average annual recorded investment in impaired loans and interest income recognized on impaired loans for the years ended December 31, 2007 and 2006 (all approximate) is summarized below:

	2007	2006
Average investment in impaired loans	$16,370	$6,265

Interest income recognized on impaired loans	$663	$266

Interest income recognized on a cash basis on impaired loans	$689	$306

Except for adequately secured advances under an asset-based lending program, no additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans totaled $7,029 and $6,343 as of December 31, 2007 and 2006, respectively. Loans past due more than ninety days and still accruing totaled $0 and $616 as of December 31, 2007 and 2006, respectively. Restructured loans totaled $0 as of December 31, 2007 and 2006.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

Note 6. Premises and Equipment

Components of premises and equipment and total accumulated depreciation and amortization as of December 31, 2007 and 2006 are as follows:

	2007	2006
Land and improvements	$1,697	$1,697
Building	3,340	3,330
Furniture, fixtures, and equipment	3,909	3,856
Leasehold improvements	1,335	1,335
Construction in progress	97	61

	10,378	10,279
Less accumulated depreciation	(3,915)	(3,406)

	$6,463	$6,873

Depreciation expense for the years ended December 31, 2007 and 2006 amounted to $676 and $650, respectively.

The Company currently leases its main office location under a non-cancelable operating lease. The lease for the main office has a term of six years with the option of three additional renewal terms of five years each. In addition, the Company currently leases two of its branch locations. The first branch has an initial lease term of twelve years with the option of one additional renewal term of five years. The second branch has an initial lease term of five years with the option to renew for four additional five year periods. Additionally, the Company has entered into a land lease for its new South Roanoke office. The land lease has an initial lease term of twenty-five years with the option to renew for two additional twenty-five year periods. Rental expenses under operating leases were approximately $318 and $291 for 2007 and 2006 respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2007 were as follows:

2008	$434
2009	433
2010	455
2011	443
2012 and thereafter	1,336

Total	$3,101

Note 7. Time Deposits

At December 31, 2007 the approximate scheduled maturities of time deposits are as follows:

Three months or less	$63,508
Four to twelve months	174,180
One to three years	20,334
Over three years	5,919

$263,941

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2007 and 2006 was $74,131 and $69,352 respectively.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

Note 8. Borrowed Funds

Short-term debt

Short-term debt includes Federal Home Loan Bank Advances that mature in 12 months or less, securities sold under agreements to repurchase and federal funds purchased generally maturing within one to seven days from the transaction date. Short-term Federal Home Loan Bank of Atlanta advances totaled $13,000 and $25,000 at December 31, 2007 and 2006, respectively. The $13,000 balance as of December 31, 2007 is comprised of a prime based advance of $8,000 and a fixed rate credit of $5,000. The $8,000 prime based advance was borrowed in June, 2006 and matures June 27, 2008. This advance reprices monthly at the prime rate less 285 basis points. The rate at December 31, 2007 is 4.395%. The $5,000 fixed rate credit was borrowed in October of 2007and matures October 31, 2008. The rate at December 31, 2007 is 4.4975%. At December 31, 2007, the Company had $30,712 available under short-term unsecured lines of credit and $24,037 available under short-term secured lines of credit.

Additional information is summarized below:

	2007	2006
Outstanding balance at December 31	$49,582	$46,635

Year-end weighted average rate	$4.18%	$4.35%

Daily average outstanding during the period	$56,446	$46,837

Average rate for the period	$4.63%	$4.52%

Maximum outstanding at any month-end during the period	$75,510	$69,009

Securities with a fair market value of $48,978 and $39,122 collateralized securities sold under agreements to repurchase at December 31, 2007 and 2006, respectively.

Long-term debt

The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $55,000 as of December 31, 2007. There are four convertible advances in the amount of $5,000 each, one convertible advance in the amount of $7,000, one convertible advance in the amount of $13,000 and one convertible advance in the amount of $15,000. The Federal Home Loan Bank of Atlanta has the option to convert $42,000 in convertible advances on the conversion dates below, and on any quarterly interest payment date thereafter, with at least two business days notice. If called, these convertible advances will be converted into a 3-month London Interbank Offered Rate (“LIBOR”) based adjustable rate credit (ARC) at 3-month LIBOR. The Federal Home Bank of Atlanta has the option to convert the $13,000 convertible advance into a fixed rate credit at the per annum rate of 5.03% on the conversion date below.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

Note 8. Borrowed Funds, continued

The following table provides more information on the outstanding advances as of December 31, 2007 and 2006:

LONG-TERM FEDERAL HOME LOAN BANK ADVANCES

(dollars in thousands)

Advance Date	Maturity Date	Conversion Date	Current Rate	12/31/07 Balance	12/31/06 Balance
December 2, 1999	December 2, 2009	Quarterly	5.46%	$5,000	$5,000
May 24, 2000	May 24, 2010	Quarterly	6.49%	$5,000	$5,000
February 9, 2001	February 9, 2011	Quarterly	4.97%	$5,000	$5,000
March 11, 2003	March 11, 2013	March 11, 2008	2.91%	$7,000	$7,000
June 29, 2006	June 29, 2016	June 29, 2008	4.345%	$13,000	$13,000
November 9, 2006	November 9, 2016	November 10, 2008	4.28%	$5,000	$5,000
December 28,2007	December 28, 2010	December 28, 2009	3.785%	$15,000	—

			TOTAL	$55,000	$48,000

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

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

Note 8. Borrowed Funds, continued

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

Note 9. Fair Value of Financial Instruments

The carrying amounts and approximate fair values of the Corporation’s financial instruments are as follows at December 31, 2007 and 2006:

	2007		2006
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$10,895	$10,895	$9,778	$9,778
Interest-bearing deposits in banks	95	95	91	91
Federal funds sold	—	—	16,630	16,630
Securities available-for-sale	58,540	58,540	48,405	48,405
Securities held-to-maturity	17,582	17,666	20,133	19,940
Restricted equity securities	4,963	4,963	5,079	5,079
Loans, net	482,281	482,453	465,394	463,699
Bank owned life insurance	11,639	11,639	11,117	11,117

Financial liabilities
Total deposits	432,453	432,578	441,489	441,665
Short-term borrowings	13,000	13,000	25,000	25,000
Securities sold under agreements to repurchase	33,294	33,294	21,635	21,635
Federal funds purchased	3,288	3,288	—	—
Long-term borrowings	55,000	56,399	48,000	56,179
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	16,496	16,496	16,496	16,496

Note 10. Earnings per Share

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

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

Note 10. Earnings per Share, continued

	Net Income	Weighted Average Shares	Per Share Amount
Year Ended December 31, 2007
Basic earnings per share	$2,928	$4,266,658	$0.69

Effect of dilutive stock options	—	65,039

Diluted earnings per share	$2,928	$4,331,697	$0.68

Year Ended December 31, 2006
Basic earnings per share	$2,882	$4,101,634	$0.70

Effect of dilutive stock options	—	113,607

Diluted earnings per share	$2,882	$4,215,241	$0.68

Note 11. Employee Benefit Plan

The Company has a defined contribution plan (the Plan) qualifying under IRS Code Section 401(k). Eligible participants in the Plan can contribute up to the maximum percentage allowable not to exceed the dollar limit under IRC Section 401(k). Employee contributions are matched by the Company based on 100 percent of the first three percent of an employee’s contribution and 50 percent of employee contributions which exceed three percent but do not exceed six percent. For the years ended December 31, 2007 and 2006, the Company contributed $197 and $185, to the Plan, respectively.

During 2002, the Company adopted a deferred compensation plan to provide future compensation to certain members of management. Under plan provisions, payments projected to range from $39 to $249 are payable for 15 years certain, generally beginning at age 65. The liability accrued for compensation deferred under the plan was $1,023 at December 31, 2007 and $880 at December 31, 2006. Deferred compensation expense, an actuarially determined amount, was $143 during 2007 and $144 during 2006. Assumed discount rate, rate of compensation increase, and expected after-tax long-term rate of return on plan assets were 7.25%, 5%, and 4.5%, respectively at December 31, 2007 and December 31, 2006.

The Company has purchased and is the beneficiary of life insurance policies that are indirectly related to funding of our employee benefit plans. The cash value totaled approximately $11,639 and $11,117 at December 31, 2007 and 2006, respectively.

Note 12. Share Based Compensation

During the first quarter of fiscal year 2006, we adopted the provisions of, and account for share based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No 123 – revised 2004 (“SFAS 123R”), “Share-Based Payment,” (“SFAS No. 123R”). Under the fair value recognition provisions of this statement, share based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period,

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

Note 12. Share Based Compensation, continued

which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to unvested grants that were outstanding as of the effective date and to those grants subsequently modified. Estimated compensation for unvested grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. Under the transition method, compensation cost recognized during 2006 includes: (a) compensation cost for all share based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

We currently use the Black-Scholes option pricing model to determine the fair value of stock options and restricted stock grants. The determination of the fair value of share based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

The Company has two share based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was approximately $131 for the year ended December 31, 2007, and $82 for the year ended December 31, 2006. The total recognized tax benefit related to the compensation expense was $0 for the years ended December 31, 2007 and 2006. The Company currently has 66,733 nonqualified stock options outstanding at December 31, 2007, which were fully vested as of January 1, 2007; therefore, there are no income tax implications for share-based compensation for the year ended December 31, 2007 for these nonqualified options.

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

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

Note 12. Share Based Compensation, continued

Additionally, the Company has a 1995 Incentive Stock Plan (the 1995 Plan) pursuant to which the Human Resources Committee of the Company’s Board of Directors may grant stock options to officers and key employees. The 1995 Plan authorizes grants of options to purchase up to 311,850 shares (adjusted for stock splits) of the Company’s authorized but unissued common stock.

Under the 2005 Plan, there are options for 90,150 shares granted to officers and key employees currently outstanding as of December 31, 2007. Under the 1995 Plan, there are options for 141,832 shares granted to officers and key employees currently outstanding as of December 31, 2007. All stock options (for both plans) have been granted with an exercise price equal to the stock’s fair market value at the date of the grant. Stock options under the Plan generally have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of the grant. Additionally under the 2005 Plan, there are 13,996 restricted stock grants (“RSG’s”) that have been granted to officers and key employees currently outstanding as of December 31, 2007. Of the total 13,996 RGS’s, 12,225 RSG’s will vest 100% on January 31, 2008 (“Vesting Date”) based upon successfully meeting certain performance criteria. The Company determined at December 31, 2006 that the performance goals related to the vesting of the non-vested restricted stock grants were no longer probable of being met, therefore no compensation expense has been recognized in relation to these grants for the years ended December 31, 2007 or 2006. The remaining 1,771 RGS’s were vested immediately upon grant date and compensation expense of $22 has been recognized for the year ended December 31, 2007.

As of December 31, 2007, there are 14,841 shares available for grant under the 1995 Plan and 145,854 shares available for grant under the 2005 Plan. In addition, certain other options for 182,196 shares (adjusted for stock splits), of which 66,733 are outstanding, based on meeting certain past performance criteria have been granted.

The share based awards granted under the aforementioned Plans have similar characteristics, except that some awards have been granted in options and certain awards have been granted in restricted stock. Therefore, the following disclosures have been disaggregated for the stock option and restricted stock awards of the Plans due to their dissimilar characteristics.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. The risk-free interest rates used in the calculation of fair value ranges from 4.37% to 4.62% for grants remaining vesting on or after the implementation date. Volatility is based on the volatilities of our trading history of our Company’s stock. The expected life for 2007 was based on the Company’s history. The expected life for 2006 was based on the “shortcut method” as described in SAB 107 which uses the average life of the options of 10 years and the weighted average vesting period of 5 years divided by two. Forfeitures are estimated based on the Company’s history. The dividend rate is calculated by using the historical dividends paid and a projection of dividends to be paid in the future through the expiration date of the most recent option grant. The projection is based upon historical trends of dividends paid.

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for years ended December 31, 2007 and 2006.

	2007	2006
Expected dividend yield	1.00%	1.15%
Risk-free interest rate	4.37%	4.62%
Expected life of options (in years)	7.3	7.5
Expected volatility of stock price	37%	21%

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

Note 12. Share Based Compensation, continued

Total share based compensation recognized as compensation expense on our consolidated statement of income is as follows:

	12 Months Ended December 31, 2007 (dollars in thousands)	12 Months Ended December 31, 2006 (dollars in thousands)
Option Grants	$109	$82
Restricted Stock Grants	22	0

Total Compensation Expense	$131	$82

The restricted stock grant expense for the year ended December 31, 2007 relates to one grant of 1,771 shares that was granted and fully vested during the first quarter of 2007 to an officer of the Company who is not an executive officer.

As of December 31, 2007, there was $307 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees. A maturity schedule of the unrecognized compensation cost (dollars in thousands) as of December 31, 2007 is as follows:

	2008	2009	2010	2011	2012	Total
Compensation Cost	$99	$91	$63	$39	$15	$307

Total unrecognized compensation cost will be adjusted for future grants and future changes in estimated forfeitures.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

Note 12. Share Based Compensation, continued

General Stock Option Information

A summary of option activity under the stock option plans during the years ended December 31, 2007 and 2006 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Intrinsic Value of Options Exercised		Weighted Average Contractual Term
Balance at 12/31/05	365,381	$6.30	$2.09		$22	4.61 years

Granted	8,200	13.17
Exercised	(35,081)	4.25			318
Forfeited	—
Authorized	—

Balance 12/31/06	338,500	$6.68	$4.03		$318	3.99 years

Granted	50,800	11.47	3.73
Exercised	(69,853)	4.64	3.41		440
Forfeited	(18,370)	11.95	3.72
Expired	(2,362)	3.25	5.20

Authorized
Balance at 12/31/07	298,715	$7.68	$4.87		$440	4.18 years

Exercisable at 12/31/07	211,935	$5.93	$5.22	$	n/a	2.39 years

Information regarding shares vested during the years ended December 31, 2007 and 2006 are as follows:

Year Ending	Number of Shares Vested	Total Fair Value of Shares Vested
December 31, 2007	25,440	$72
December 31, 2006	31,039	$78

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

Note 12. Share Based Compensation, continued

Information regarding the stock options outstanding at December 31, 2007 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.18 - $3.81	66,733	0.53 years	$3.18	66,733	$3.18
$5.08 - $5.94	102,132	1.80 years	$5.23	102,132	$5.23
$7.14 - $12.85	102,800	8.07 years	$11.42	30,130	$10.94
$13.00 - $14.23	27,050	7.39 years	$13.81	12,940	$13.97

Totals	298,715	4.18 years	$7.68	211,935	$5.93

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2007 was $872 and $870, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2006 was $2,217 and $2,209, respectively.

A summary of the status of the Company’s non-vested options as of December 31, 2007 and 2006 and changes during the years then ended is presented below:

	Non-Vested Options Outstanding	Weighted Average Grant Date Fair Value
Non-vested Options, 12/31/05	97,280	$3.37

Granted	8,200
Vested	(26,540)
Forfeited	—

Non-vested options, 12/31/06	74,440	$3.79

Granted	50,800
Vested	(25,440)
Forfeited	(13,020)

Non-vested options, 12/31/07	86,780	$4.54

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

Note 12. Share Based Compensation, continued

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2007 and 2006 and changes during the years then ended is presented below:

	Non-Vested Restricted Stock Outstanding	Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance, 12/31/05	14,675	—	$12.53

Granted	400	—	$13.34
Forfeited	—	—	—

Balance, 12/31/06	15,075	—	$12.55

Granted	—	1,771	$12.20
Forfeited	(2,850)		$12.50

Outstanding at 12/31/07	12,225	1,771	$12.52

The fair value of each non-vested restricted stock grant is equal to the stock price on the date of grant and assumes the performance goals will be achieved. The performance goals relating to the non-vested restricted stock grants were not met as of December 31, 2007 and therefore they all will forfeit on January 31, 2008. No compensation expense was recognized for the grants.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

Note 13. Income Taxes

Purchased Tax Credits

The Company periodically invests in tax credits. During the year ended December 31, 2007, two such investments were made, resulting in the recognition of federal tax credits totaling $933. During the year ended December 31, 2006, one investment was made resulting in the recognition of a federal tax credit of $838.

Current and Deferred Income Tax Components

Total income tax expense (benefit) for the years ended December 31, 2007 and 2006 consists of the following:

	2007	2006
Current	$1,248	$1,484
Deferred	(199)	(608)

	$1,049	$876

Rate Reconciliation

Total income tax expense (benefit) differed from the “expected” amount computed by applying the U.S. Federal income tax rate of 34 percent to income before income taxes as a result of the following:

	2007	2006
Tax at statutory federal rate	$1,352	$1,278
Tax-exempt interest income	(160)	(186)
Tax-exempt interest disallowance	23	33
Cash surrender value of life insurance	(178)	(159)
Discount on purchased tax credits	(124)	(125)
Other	136	35

	$1,049	$876

Deferred Income Tax Analysis

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are as follows:

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

	2007	2006
Deferred tax assets
Net unrealized losses on available-for-sale securities	$—	$190
Allowance for loan losses	1,606	1,852
Tax credit	869	659
Interest income on nonaccrual loans	386
Employee benefits	348	299

Total deferred tax assets	3,209	3,000

Deferred tax liabilities
Net unrealized gains on available-for-sale securities	(19)	—
Net unrealized gains on derivatives	(14)	(36)
Depreciation	(100)	(63)
Accretion of bond discount	(38)	(27)

Total deferred tax liabilities	(171)	(126)

Net deferred tax assets	$3,038	$2,874

No valuation allowance has been used because we believe we will recognize the full benefit of the deferred tax asset shown above.

The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

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

Note 14. Commitments and Contingencies

The federal income tax returns of the Company for 2005 and 2006 remain subject to examination by the IRS, generally for three years after they are filed. The Company will file its 2007 tax return by the legal filing deadline.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

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

	2007	2006
Commitments to extend credit	$128,075	$156,580
Standby letters of credit	16,581	16,799

	$144,656	$173,379

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. Unless renewed, substantially all of the Bank’s credit commitments at December 31, 2007 will expire within one year. Management does not anticipate any material losses as a result of these transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

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

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

Note 14. Commitments and Contingencies, continued

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

On February 15, 2007, Valley Bank (“Bank”), the wholly-owned subsidiary of Valley Financial Corporation (“Company”) terminated its forward start interest rate swap agreement (“Agreement”) with Compass Bank of Birmingham, Alabama. The Agreement was entered into on April 17, 2006 to provide an additional method of managing interest rate risk. The Bank terminated the Agreement due to the shift of the Bank’s balance sheet to a more liability-sensitive position and the changing interest rate environment as compared to when the Bank entered into the Agreement. The Bank recorded a realized gain on the termination of the Agreement of $51.

Employment Agreements

The Company has entered into an employment agreement with the Chief Executive Officer. The employment agreement provides for a certain minimum salary level that may be increased, but not decreased, by the Board pursuant to an annual evaluation and also contain change-in-control provisions entitling the Chief Executive Officer to certain benefits in the event employment is terminated within three years of a change in control of the Company for reasons other than death, retirement, disability, cause, voluntary resignation other than for good reason, or pursuant to notice of termination given prior to the change in control.

Note 15. Regulatory Restrictions

Dividends

The Company’s principal source of funds for dividend payments is dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by state law, regulations and policies. A state bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand. Before any dividend is declared, any deficit in

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

capital funds originally paid in shall have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in-capital of the bank. As of December 31, 2007 and 2006, the amount available for payment of dividends was $22,188 and $18,527 respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2007 and 2006, the Company and the Bank were categorized as “well capitalized” as defined by applicable regulations. To be categorized as “well capitalized”, the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed the Company’s or the Bank’s category.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

Note 15. Regulatory Restrictions, continued

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table below.

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007
Total Capital (to Risk Weighted Assets):
Consolidated	$61,563	12.12%	$40,630	8.0%	n/a	n/a
Valley Bank	$53,210	10.56%	$40,294	8.0%	$50,368	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$54,243	10.68%	$20,315	4.0%	n/a	n/a
Valley Bank	$48,327	9.59%	$20,147	4.0%	$30,221	6.0%
Tier 1 Capital (Leverage) (to Average Assets):
Consolidated	$54,243	9.14%	$23,743	4.0%	n/a	n/a
Valley Bank	$48,327	8.21%	$23,546	4.0%	$29,432	5.0%

December 31, 2006
Total Capital (to Risk Weighted Assets):
Consolidated	$55,358	11.17%	$39,657	8.0%	n/a	n/a
Valley Bank	$50,324	10.23%	$39,347	8.0%	$49,184	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$44,935	9.06%	$19,828	4.0%	n/a	n/a
Valley Bank	$44,666	9.08%	$19,674	4.0%	$29,510	6.0%
Tier 1 Capital (Leverage) (to Average Assets):
Consolidated	$44,935	7.95%	$22,595	4.0%	n/a	n/a
Valley Bank	$44,666	7.94%	$22,511	4.0%	$28,138	5.0%

Inter-company transactions

Legal lending limits on loans by the Bank to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $8.0 million at December 31, 2007. There were no loans from the Bank to the Company at December 31, 2007.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

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

Aggregate 2007 and 2006 loan transactions with directors and executive officers were as follows:

	2007	2006
Balances at beginning of year	$20,255	$17,090
Addition of new director(s)	4,288	14
Advances	10,502	14,554
Repayments	(5,595)	(11,403)

Balances at end of year	$29,450	$20,255

Note 17. Parent Company Financial Information

Condensed financial information of Valley Financial Corporation is presented below:

Condensed Balance Sheets

December 31, 2007 and 2006

	2007	2006
Assets
Cash	$5,052	$1,612
Loans	4,040	2,989
Investment in bank subsidiary, at equity	48,364	44,367
Investment in non-bank subsidiaries	496	496
Other assets	55	784

Total assets	$58,007	$50,248

Liabilities
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	$16,496	$16,496
Other liabilities	795	351

Total liabilities	17,291	16,847

Shareholders’ equity
Common stock no par value; 10,000,000 shares authorized; issued and outstanding 4,593,581 shares and 4,112,074 shares in 2007 and 2006, respectively	21,879	17,212
Retained earnings	18,801	16,488
Accumulated other comprehensive income (loss)	36	(299)

Total shareholders’ equity	40,716	33,401

Total liabilities and shareholders’ equity	$58,007	$50,248

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

Note 17. Parent Company Financial Information, continued

Condensed Statements of Income

Years Ended December 31, 2007 and 2006

	2007	2006
Income
Interest income	$319	$168

Expenses
Interest expense on balance due to non-bank subsidiaries	1,188	815
Other expenses	241	134

	1,429	949

Loss before income taxes and equity in undistributed net income of subsidiary	(1,110)	(781)

Income tax benefit	377	268

Income (loss) before equity in undistributed net income of subsidiary	(734)	(513)
Equity in undistributed net income of subsidiary	3,661	3,395

Net income	$2,928	$2,882

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

(In thousands, except share data)

Note 17. Parent Company Financial Information, continued

Condensed Statements of Cash Flows

Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities
Net income	$2,928	$2,882
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income of subsidiary	(3,661)	(3,395)
Stock compensation expense	131	82
(Increase) decrease in other assets	728	(703)
Increase in other liabilities	409	49

Net (cash used) provided by in operating activities	535	(1,085)

Cash flows from investing activities
(Increase) / decrease in loans	(1,051)	505
Investment in non-bank subsidiaries	—	(155)
Investment in bank subsidiary	—	(2,450)

Net cash used in investing activities	(1,051)	(2,100)

Cash flows from financing activities
Trust preferred proceeds from non-bank subsidiaries	—	5,155
Net proceeds from issuance of common stock	4,536	149
Cash dividends paid	(580)	(573)

Net cash provided by financing activities	3,956	4,731

Net increase in cash	3,440	1,546
Cash at beginning of year	1,612	66

Cash at end of year	$5,052	$1,612

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Disclosure Controls and Procedures

On an on-going basis, senior management monitors and reviews the internal controls established for the various operating activities of the Bank. Additionally, the Company has created a Disclosure Review Committee to review not only internal controls, but the information used by Company’s financial officers to prepare the Company’s periodic SEC filings and corresponding financial statements. The Committee is comprised of the Senior Management Team of the Bank and meets at least quarterly. Internal audits conducted by the Company’s internal audit department are also reviewed by senior officers to assist them in assessing the adequacy of the Company’s internal control structure. These audits are also discussed in detail with the Company’s Audit Committee.

We have carried out an evaluation, under the supervision and the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”), as of the end of the fiscal year covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Valley Financial Corporation to disclose material information otherwise required to be set forth in our periodic reports.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations in any internal control, no matter how well designed, misstatements may occur and not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2007 based on the framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2007, Valley Financial Corporation’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting.

There were not any changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors and Executive Officers.

The information required by Items 401, 405, and 406 of Regulation S-K is set forth under the captions “Information Concerning Directors and Nominees”, “Certain Relationships and Related Transactions”, “Audit Committee Information”, “Nominating Committee”, “Audit Committee Financial Expert”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Code of Ethics’ of the Company’s Proxy Statement dated March 14, 2008 and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by Item 402 of Regulation S-K is set forth under the caption “Executive Compensation” of the Company’s Proxy Statement dated March 14, 2008 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information required by Items 201(d) and 403 of Regulation S-K is set forth under the caption “Security Ownership of Certain Beneficial Owners” of the Company’s Proxy Statement dated March 14, 2008 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-K is set forth under the caption “Certain Relationships and Related Transactions” of the Company’s Proxy Statement dated March 14, 2008 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by item 9(e) of Schedule 14A is set forth under the caption “Audit Committee Information” of the Company’s Proxy Statement dated March 14, 2008 and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report and can be found on our Company website at www.myvalleybank.com:

1.	Financial Statements:

Independent Auditors’ Report.

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Income for the Years Ended December 31, 2007 and 2006.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007 and 2006.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the Financial Statements or related notes.

3.	Exhibits and Reports on Form 8-K:

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on form S-1, as amended).

3.3	Bylaws as amended July 19, 2003 (incorporated herein by reference to Exhibit No. 3.3 of Form 10-KSB filed March 30, 2004, File No. 33-77568).

*10.2	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

*10.3	Stock Option Agreement dated December 16, 1999, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.4	Stock Option Agreement dated January 29, 2001, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.5	Stock Option Agreement dated January 10, 2002, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.5 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.6	Stock Option Agreement dated July 5, 2005, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.6 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.7	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.7 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.8	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

*10.9	Valley Bank Supplemental Retirement Plan effective January 1, 2002 (incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

*10.10	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis Gutshall (incorporated herein by reference to Exhibit 10.16 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

*10.11	Insurance Transfer Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.20 of Form 10-KSB filed March 30, 2004, File No. 33-77568).

*10.12	Stock Option Agreement dated November 11, 2004, by and between the Company and John T. McCaleb (incorporated herein by reference to Exhibit No. 10.22 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.13	Restricted Stock Agreement dated July 5, 2005, by and between the Company and John T. McCaleb (incorporated herein by reference to Exhibit No. 10.23 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.14	Stock Option Agreement dated November 11, 2004, by and between the Company and Andrew B. Agee (incorporated herein by reference to Exhibit No. 10.24 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.15	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Andrew Agee (incorporated herein by reference to Exhibit No. 10.25 of Form 10-K filed March 28, 2006, File No. 33-77568)

10.16	Letter agreement regarding retirement of A. Wayne Lewis dated July 22, 2005, by and among the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.21 of Form 10-Q filed November 14, 2005, File No. 33-77568).

*10.17	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Kimberly B. Snyder (incorporated herein by reference to Exhibit 10.27 of Form 10-K filed March 23, 2007, File No. 33-77568).

*10.18	Stock Option Agreement dated July 5, 2005, by and between the Company and Kimberly B. Snyder (incorporated herein by reference to Exhibit 10.28 of Form 10-K filed March 23, 2007, File No. 33-77568).

*10.19	Restricted Stock Agreement dated August 10, 2005, by and between the Company and Kimberly B. Snyder (incorporated herein by reference to Exhibit 10.29 of Form 10-K filed March 23, 2007, File No. 33-77568).

*10.20	Stock Option Agreement dated August 10, 2005 by, and between the Company and Kimberly B. Snyder (incorporated herein by reference to Exhibit 10.30 of Form 10-K filed March 23, 2007, File No. 33-77568).

11.	Statement re Computation of Earnings per Share (filed herewith as Note 10).

21.	Subsidiaries of the Registrant.

24.	Power of Attorney.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 13(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 14, 2008.

Valley Financial Corporation

/s/ Ellis L. Gutshall
By:	Ellis L. Gutshall
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities indicated as of March 14, 2008.

Signature	Title

/s/ Ellis L. Gutshall (Ellis L. Gutshall)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kimberly B. Snyder (Kimberly B. Snyder)	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Abney S. Boxley, III *	Director
(Abney S. Boxley, III)

/s/ William D. Elliot *	Director
(William D. Elliot)

/s/ James S. Frantz, Jr.	Director
(James S. Frantz, Jr.)

/s/ Mason Haynesworth *	Director
(Mason Haynesworth)

/s/ Eddie F. Hearp *	Director
(Eddie F. Hearp)

/s/ Anna L. Lawson *	Director
(Anna L. Lawson)

/s/ Barbara B. Lemon *	Director
(Barbara B. Lemon)

/s/ A. Wayne Lewis *	Director
(A. Wayne Lewis)

/s/ Samuel L. Lionberger, Jr. *	Director
(Samuel L. Lionberger, Jr.)

/s/ George W. Logan *	Chairman, Director
(George W. Logan)

/s/ Geoffrey M. Ottaway *	Director
(Geoffrey M. Ottaway)

/s/ John W. Starr *	Director
(John W. Starr)

/s/ Ward W. Stevens *	Director
(Ward W. Stevens)

/s/ Michael E. Warner *	Director
(Michael E. Warner)

/s/ *Edward B. Walker*	Director
(Edward B. Walker)

*By:	/s/ Kimberly B. Snyder
(Kimberly B. Snyder) (Attorney in Fact)

INDEX TO EXHIBITS

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on form S-1, as amended).

3.3	Bylaws as amended July 19, 2003 (incorporated herein by reference to Exhibit No. 3.3 of Form 10-KSB filed March 30, 2004, File No. 33-77568).

*10.2	Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

*10.3	Stock Option Agreement dated December 16, 1999, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.3 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.4	Stock Option Agreement dated January 29, 2001, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.5	Stock Option Agreement dated January 10, 2002, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.5 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.6	Stock Option Agreement dated July 5, 2005, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.6 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.7	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.7 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.8	Employment agreement dated September 21, 2000, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.2 of Form SB-2, filed September 27, 2000, and Form SB-2/A filed October 25, 2000).

*10.9	Valley Bank Supplemental Retirement Plan effective January 1, 2002 incorporated herein by reference to Exhibit 10.14 of Form 10-QSB filed May 15, 2002, File No. 33-77568).

*10.10	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis Gutshall (incorporated herein by reference to Exhibit 10.16 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

*10.11	Insurance Transfer Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.20 of Form 10-KSB filed March 30, 2004, File No. 33-77568).

*10.12	Stock Option Agreement dated November 11, 2004, by and between the Company and John T. McCaleb (incorporated herein by reference to Exhibit No. 10.22 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.13	Restricted Stock Agreement dated July 5, 2005, by and between the Company and John T. McCaleb (incorporated herein by reference to Exhibit No. 10.23 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.14	Stock Option Agreement dated November 11, 2004, by and between the Company and Andrew B. Agee (incorporated herein by reference to Exhibit No. 10.24 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.15	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Andrew Agee (incorporated herein by reference to Exhibit No. 10.25 of Form 10-K filed March 28, 2006, File No. 33-77568)

10.16	Letter agreement regarding retirement of A. Wayne Lewis dated July 22, 2005, by and among the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.21 of Form 10-Q filed November 14, 2005, File No. 33-77568).

*10.17	Restricted Stock Agreement dated July 5, 2005, by and between the Company and Kimberly B. Snyder (incorporated herein by reference to Exhibit 10.27 of Form 10-K filed March 23, 2007, File No. 33-77568).

*10.18	Stock Option Agreement dated July 5, 2005, by and between the Company and Kimberly B. Snyder (incorporated herein by reference to Exhibit 10.28 of Form 10-K filed March 23, 2007, File No. 33-77568).

*10.19	Restricted Stock Agreement dated August 10, 2005, by and between the Company and Kimberly B. Snyder (incorporated herein by reference to Exhibit 10.29 of Form 10-K filed March 23, 2007, File No. 33-77568).

*10.20	Stock Option Agreement dated August 10, 2005 by, and between the Company and Kimberly B. Snyder (incorporated herein by reference to Exhibit 10.30 of Form 10-K filed March 23, 2007, File No. 33-77568).

11.	Statement re Computation of Earnings per Share (filed herewith as Note 10).

21.	Subsidiaries of the Registrant (filed herewith).

24.	Power of Attorney (filed herewith).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or agreement required to be filed as an Exhibit to this Form 10-K pursuant to Item 13(a).