Form 10-Q
period 2008-03-31
VALLEY FINANCIAL CORP /VA/
filed 2008-05-12
CIK 921590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-28342

VALLEY FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1702380
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

36 Church Avenue, S.W. Roanoke, Virginia	24011
(Address of principal executive offices)	(Zip Code)

(540) 342-2265

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

At May 9, 2008, 4,623,947 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION

FORM 10-Q

March 31, 2008

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

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited) 3/31/08	(Audited) 12/31/07
Assets
Cash and due from banks	$8,471	$10,895
Interest-bearing deposits in banks	97	95
Securities available-for-sale	65,899	58,540
Securities held-to-maturity (approximate market values of $14,606 March 31, 2008 and $17,666 at December 31, 2007)	14,412	17,582
Restricted equity securities	5,427	4,963
Loans, net of allowance for loan losses of $4,863 at March 31, 2008 and $4,883 at December 31, 2007	492,168	482,281
Foreclosed assets, net	1,110	445
Premises and equipment, net	6,754	6,463
Bank owned life insurance	11,975	11,639
Accrued interest receivable	2,883	2,975
Other assets	4,418	5,089

Total assets	$613,614	$600,967

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$18,299	$16,362
Interest-bearing deposits	408,200	416,091

Total deposits	426,499	432,453

Federal funds purchased and securities sold under agreements to repurchase	44,436	36,582
Short-term borrowings	20,000	13,000
Long-term borrowings	58,000	55,000
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	16,496	16,496
Accrued interest payable	3,998	3,828
Other liabilities	2,437	2,892

Total liabilities	571,866	560,251

Commitments and other contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value. Authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, no par value. Authorized 10,000,000 shares; 4,623,947 and 4,593,581 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	22,001	21,879
Retained earnings	19,193	18,801
Cumulative effect of the change in accounting principle on retained earnings	178	—
Accumulated other comprehensive income	376	36

Total shareholders’ equity	41,748	40,716

Total liabilities and shareholders’ equity	$613,614	$600,967

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share data)

	3 Months Ended
	3/31/08	3/31/07
Interest Income:
Interest and fees on loans	$8,332	$8,574
Interest on securities—taxable	1,017	762
Interest on securities—nontaxable	105	135
Interest on deposits in banks	5	108

Total interest income	9,459	9,579

Interest Expense:
Interest on deposits	4,085	4,350
Interest on short-term borrowings	152	277
Interest on long-term borrowings	557	581
Interest on guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	263	293
Interest on federal funds purchased and securities sold under agreements to repurchase	264	236

Total interest expense	5,321	5,737

Net interest income	4,138	3,842

Provision for loan losses	291	720

Net interest income after provision for loan losses	3,847	3,122

Noninterest Income:
Service charges on deposit accounts	262	291
Income earned on bank owned life insurance	136	127
Other income on real estate loans	6	13
Realized (losses) on sale of securities available-for-sale	(14)	—
Realized gains on disposal of derivatives	—	51
Other income	126	149

Total noninterest income	516	631

Noninterest Expense:
Compensation expense	1,718	1,692
Occupancy expense	214	198
Equipment expense	152	142
Data processing expense	208	164
Advertising and marketing expense	147	43
Insurance expense	101	79
Audit fees	59	103
Legal expense	25	29
Franchise tax expense	100	85
Business manager expense	52	83
Deposit expense	53	65
Loan expenses	33	32
Computer software	107	76
Foreclosed asset expenses, net	13	—
Other expense	330	351

Total noninterest expense	3,312	3,142

Income before income taxes	1,051	611

Income tax expense	303	136

Net income	$748	$475

Earnings per share
Basic earnings per share	$0.16	$0.12

Diluted earnings per share	$0.16	$0.11

Weighted average shares	4,617,941	4,124,904

Diluted average shares	4,651,967	4,233,897

Dividends declared per share	$0.00	$0.00

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except share and per share data)

	3 Months Ended
	3/31/08	3/31/07
Cash flows from operating activities
Net income	$748	$475
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	291	720
Depreciation and amortization of bank premises, equipment and software	205	208
Stock option expense	26	44
(Increase) decrease in deferred income tax	507	(2)
Net losses on sale of securities	14	—
Net (gains) on disposal of derivative	—	(51)
Amortization of bond premiums/discounts	29	39
(Increase) in unearned fees	(35)	(4)
(Increase) decrease in interest receivable	92	(94)
Decrease in other assets	189	187
(Increase) in value of life insurance contracts	(136)	(127)
Increase in accrued interest payable	170	824
Increase (decrease) in other liabilities	(311)	259

Net cash provided by operating activities	1,789	2,478

Cash flows from investing activities
(Increase) in interest-bearing deposits in banks	(2)	—
Decrease in federal funds sold	—	16,630
Purchases of premises and equipment	(521)	(47)
Purchases of securities available-for-sale	(15,313)	(507)
Purchases of restricted equity securities	(779)	(109)
Principal repayments/sales/calls/maturities of securities available-for-sale	8,275	1,004
Principal repayments of securities held-to-maturity	3,146	130
Principal repayments of restricted equity securities	315	—
Purchases of bank owned life insurance	(200)	—
Capitalized expenses on foreclosed assets	(665)	—
(Increase) in loans, net	(10,143)	(3,919)

Net cash provided (used) in investing activities	(15,887)	13,182

Cash flows from financing activities
Increase (decrease) in noninterest-bearing deposits	1,937	(2,149)
(Decrease) in interest-bearing deposits	(7,891)	(22,059)
Proceeds from short-term borrowings	7,000	—
Increase in federal funds purchased and securities sold under agreements to repurchase	7,854	7,903
Proceeds from long-term borrowings	10,000	—
Principal repayments of long-term borrowings	(7,000)	—
Cash dividends paid	(322)	(288)
Proceeds from issuance of common stock	96	42

Net cash provided (used) by financing activities	11,674	(16,551)

Net increase (decrease) in cash and due from banks	(2,424)	(891)

Cash and due from banks at beginning of year	10,895	9,778

Cash and due from banks at end of year	$8,471	$8,887

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,151	$4,913

Cash paid during the period for taxes	$—	$—

Noncash financing and investing activities:
Transfer of loans to foreclosed property	$665	$19

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

March 31, 2008 (Unaudited)

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

The consolidated financial statements of the Company conform to generally accepted accounting principles and to general banking industry practices. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the consolidated financial statements herein have been included. The consolidated financial statements herein should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K.

The Company reports its activities as a single business segment. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.

(2)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. To comply with Federal Reserve regulations, the Bank is required to maintain certain average reserve balances. The daily cash reserve requirement for the two weeks including March 31, 2008 was $144, which was met by cash on hand.

As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of March 31, 2008 was $250.

(3)	Securities

The carrying values, unrealized gains, unrealized losses and approximate fair values of available-for-sale and held-to-maturity investment securities at March 31, 2008 are shown in the tables below. As of March 31, 2008, investments (including both available-for-sale and held-to-maturity) and restricted equity securities with amortized costs and fair values of $70,763 and $70,939, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law. At March 31, 2008 we evaluated our investment portfolio and determined all unrealized losses presented in the table below are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The following table sets forth the composition of securities available-for-sale at March 31, 2008. Securities available-for-sale are carried at approximate market value.

Available-for-Sale Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U. S. Government and federal agency	$680	$14	$—	$694
Government-sponsored enterprises	21,934	524	—	22,458
Mortgage-backed securities	28,212	295	179	28,328
Collateralized mortgage obligations	10,114	65	180	9,999
States and political subdivisions	4,390	46	16	4,420
Corporate debt securities	—	—	—	—

Total securities available for sale	$65,330	$944	$375	$65,899

The following table sets forth the composition of securities held-to-maturity at March 31, 2008. Securities held-to-maturity are carried at amortized cost.

Held-to-Maturity Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U. S. Government and federal agency	$4,978	$51	$—	$5,029
Mortgage-backed securities	1,746	8	9	1,745
Collateralized mortgage obligations	518	1	2	517
States and political subdivisions	7,170	147	2	7,315

Total securities held-to-maturity	$14,412	$207	$13	$14,606

(4)	Allowance for Loan Losses

The following table summarizes the loan loss experience for the three-month periods ended March 31, 2008 and 2007.

Allowance for Loan Losses

(dollars in thousands)

	3/31/08	3/31/07
Balance at January 1	$4,883	$5,658
Provision for loan losses	291	720
Recoveries:
Commercial	7	—
Loans to individuals	—	1
Charged off loans:
Commercial	39	—
Commercial Real Estate	171	—
Residential Real Estate	65	—
Real Estate Construction	43	—

Balance at March 31	$4,863	$6,379

(5)	Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following tables summarize earnings per share and the shares utilized in the computations:

	Earnings per share
	3 Months Ending
	3/31/08	3/31/07
Basic	$0.16	$0.12
Diluted	$0.16	$0.11

	Weighted Average Shares Outstanding
	3 Months Ending
	3/31/08	3/31/07
Basic	4,617,941	4,124,904
Diluted	4,651,967	4,233,897

(6)	Comprehensive Income

The company accounts for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements in accordance with Financial Accounting Standards No. 130. This Statement was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity.

The Company is required to classify items of “Other Comprehensive Income” (such as net unrealized gains on securities available-for-sale) by their nature in a financial statement. It does not require a specific format for that financial statement but requires the Company to display an amount representing comprehensive income for the period in that financial statement. The Company is required to present the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. It does not require per share amounts of comprehensive income to be disclosed. For the three months ended March 31, 2008 and 2007, total comprehensive income (loss) was $1,087 and $475, respectively.

The information that follows discloses the reclassification adjustments and the income taxes related to the net unrealized gains (losses) on securities available-for-sale and net unrealized gains (losses) on derivatives not held for trading that are included in other comprehensive income (loss), net of income taxes for the three-month periods ended March 31, 2008 and 2007.

	3 Months Ended (dollars in thousands)
	3/31/08	3/31/07
Net unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) during the year	$500	$107
Net unrealized gains (losses) on derivatives not held for trading	—	(107)
Income tax benefit (expense)	(161)	—

Other comprehensive income (loss), net of income taxes	$339	$—

(7)	Financial Instruments With Off-Balance Sheet Risk

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk, which involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At March 31, 2008 outstanding commitments to extend credit were $149,094 as compared to $144,656 at December 31, 2007.

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

The Bank has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. As of March 31, 2008 aggregate loans to directors, executive officers, and principal shareholders totaled $29,550. An analysis of loan activity to directors, executive officers and principal shareholders is as follows:

Loans to Related Parties

(dollars in thousands)

Balances as of January 1, 2008	$29,450
Advances	2,802
Repayments	(2,702)

Balances as of March 31, 2008	$29,550

(9)	Long-Term Federal Home Loan Bank Advances

The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $58,000 as of March 31, 2008. There are four convertible advances in the amount of $5,000 each, one convertible advance in the amount of $13,000 one convertible advance in the amount of $15,000 and one convertible advance in the amount of $10,000. The Federal Home Loan Bank of Atlanta has the option to convert the four $5,000 convertible advances on the conversion dates below, and on any quarterly interest payment date thereafter, with at least two business days notice. If called, these convertible advances will be converted into a 3-month London Interbank Offered Rate (“LIBOR”) based adjustable rate credit (ARC) at 3-month LIBOR. The convertible advance in the amount of $13,000 at 3-month LIBOR minus 0.50% per annum may be called on the two-year anniversary date by the issuer. If it is not called, it will automatically convert to a fixed rate of 5.03% for the remaining eight year maturity. The Federal Home Loan Bank of Atlanta has the option to convert the $15,000 and the $10,000 convertible advances on the conversion dates below, with at least two business days notice. If called, these advances will be converted into a 3-month LIBOR based adjustable rate credit at 3-month LIBOR plus or minus the then-current spread of such advance.

The following table provides more information on the outstanding advances as of March 31, 2008 and December 31, 2007:

LONG-TERM FEDERAL HOME LOAN BANK ADVANCES

(dollars in thousands)

Advance Date	Maturity Date	Conversion Date	Current Rate	3/31/08 Balance	12/31/07 Balance
December 2, 1999	December 2, 2009	Quarterly	5.46%	$5,000	$5,000
May 24, 2000	May 24, 2010	Quarterly	6.49%	5,000	5,000
February 9, 2001	February 9, 2011	Quarterly	4.97%	5,000	5,000
March 11, 2003	March 11, 2013	March 11, 2008	n/a	—	7,000
June 29, 2006	June 29, 2016	June 29, 2008	2.20%	13,000	13,000
November 9, 2006	November 9, 2016	November 10, 2008	4.28%	5,000	5,000
December 28, 2007	December 28, 2010	December 28, 2009	3.785%	15,000	15,000
March 29, 2008	March 29,2018	March 29, 2011	2.625%	10,000	—

			TOTAL	$58,000	$55,000

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

(11)	Share Based Compensation

We account for share based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No 123 – revised 2004 (“SFAS 123R”), “Share-Based Payment,” (“SFAS No. 123R”) which replaced SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Under the fair value recognition provisions of this statement, share based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We currently use the Black-Scholes option pricing model to determine the fair value of stock options and restricted stock grants. The determination of the fair value of share based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

The Company has two share based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was approximately $26 and $44 for the three-month periods ended March 31, 2008 and 2007, respectively. There was a restricted stock grant made and vested during the first quarter of 2007 for 1,771 shares to a non Named Executive Officer of the Company. As a result of this grant, $23 of compensation expense was recognized during the quarter ending March 31, 2007. The Company currently has 36,367 nonqualified stock options outstanding at March 31, 2008, which were fully vested as of January 1, 2008. There were no income tax implications for share based compensation for the three-month periods ended March 31, 2008 and 2007.

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

Under the 2005 Plan, there are options for 88,030 shares granted to officers and key employees currently outstanding as of March 31, 2008 and 160,199 shares available for grant under the 2005 Plan. Under the 1995 Plan, there are options for 140,632 shares granted to officers and key employees currently outstanding as of March 31, 2008 and 16,041 shares available for grant under the 1995 Plan. All stock options (for both plans) have been granted with an exercise price equal to the stock’s fair market value at the date of the grant. Stock options under the Plan generally have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of the grant. In addition, there are 36,367 nonqualified stock options outstanding as of March 31, 2008.

The share based awards granted under the aforementioned Plans have similar characteristics, except that some awards have been granted in options and certain awards have been granted in restricted stock. Therefore, the following disclosures have been disaggregated for the stock option and restricted stock awards of the Plans due to their dissimilar characteristics.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the volatilities of our trading history. The expected life is based on the Company’s history of time to exercise and the weighted average vesting period of 5 years, and forfeitures are estimated based on the Company’s history. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the three months ended March 31, 2007. There were no grants awarded during the three-month period ended March 31, 2008.

Three Months Ended
March 31, 2007
Dividend yield	1.31%
Risk-free interest rate	4.47%
Volatility	20.94%
Expected life	7.34 years

Total stock-based compensation recognized as compensation expense on our consolidated statement of income is as follows:

(dollars in thousands)	3 Months Ended March 31, 2008	3 Months Ended March 31, 2007
Option Grants	$26	$21
Restricted Stock Grants	—	23

Total Compensation Expense	$26	$44

The restricted stock grant expense for the three-month period ended March 31, 2007 relates to one grant of 1,771 shares that was granted and fully vested during the first quarter of 2007 to an officer of the Company who is not a Named Executive Officer.

As of March 31, 2008, there was $270 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees. A maturity schedule of the unrecognized compensation cost (dollars in thousands) as of March 31, 2008 is as follows:

(dollars in thousands)	2008	2009	2010	2011	2012	Total
Compensation Cost	$70	$89	$60	$37	$14	$270

Total unrecognized compensation cost will be adjusted for future grants and future changes in estimated forfeitures.

General Stock Option Information

A summary of option activity under the stock option plans during the three-month period ended March 31, 2008 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Intrinsic Value of Options Exercised		Weighted Average Contractual Term
Balance at 12/31/07	298,715	$7.68	$4.87		$440	4.18 years

Exercised	(30,366)	3.18	8.14		177
Forfeited	(3,320)	11.56	4.13		—
Granted	—	—	—		—
Expired	—	—	—		—

Balance at 3/31/08	265,029	$8.15	$4.51		$177	4.29 years

Exercisable at 3/31/08	189,109	$6.59	$4.67	$	n/a	2.69 years

Cash received from option exercises under all share-based payment arrangements for the three-month period ended March 31, 2008 was $96.

Information regarding shares vested during the periods ended March 31, 2008 and 2007 are as follows:

Period Ending	Number of Shares Vested	Total Fair Value of Shares Vested (dollars in thousands)
March 31, 2008	7,540	$24
March 31, 2007	10,420	$10

Information regarding the stock options outstanding at March 31, 2008 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.18 - $3.81	36,367	0.33 years	$3.18	36,367	$3.18
$3.82 - $5.94	102,132	1.55 years	$5.23	102,132	$5.23
$5.95 - $12.85	100,680	7.78 years	$11.45	37,270	$11.03
$12.86 - $14.23	25,850	7.10 years	$13.82	13,340	$13.96

Totals	265,029	4.29 years	$8.15	189,109	$6.59

The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2008 was $608 and $608, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2007 was $1,938 and $1,886, respectively.

A summary of the status of the Company’s non-vested options as of March 31, 2008 and changes during the three-month period then ended is presented below:

	Non-Vested Options Outstanding	Weighted Average Grant Date Fair Value
Non-vested options, 12/31/07	86,780	$4.54

Granted	—
Vested	(7,540)
Forfeited	(3,320)

Non-vested options, 3/31/08	75,920	$4.10

A summary of the status of the Company’s non-vested restricted stock as of March 31, 2008 and changes during the three-month period then ended is presented below:

	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance, 12/31/07	12,225	$12.52

Granted	—
Vested	—
Forfeited	(12,225)

Balance, 3/31/08	—	$0.00

All non-vested restricted stock grants outstanding as of December 31, 2007 were automatically forfeited on January 31, 2008 as the performance goals associated with these grants were not met. No compensation expense was recognized for the grants.

(12)	Restatement of Beginning Retained Earnings

In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). Entities purchase life insurance for various reasons including protection against loss of key employees and to fund postretirement benefits. The two most common types of life insurance arrangements are endorsement split dollar life, which the Company owns, and collateral assignment split dollar life. EITF 06-4 covers the former and EITF 06-10 covers the latter. EITF 06-4 states that entities with endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than

Pensions”, (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion –1967” (if the arrangement is, in substance, an individual deferred compensation contract). The Company recognized the effects of applying this issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The reduction of beginning retained earnings resulting from the cumulative-effect of the adoption of EITF 06-4 was $178,000. Expense amounting to approximately $7,500 was recognized in compensation expense in the period ended March 31, 2008.

(13)	Fair Value

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, trading securities, and derivatives, if present, are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy

Under SFAS 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future, cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan”, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When the appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

(dollars in thousands) March 31, 2008	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$65,899	$23,152	$42,747	$—

Total assets at fair value	$65,899	$23,152	$42,747	$—

Total liabilities at fair value	$—	$—	$—	$—

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands) March 31, 2008	Total	Level 1	Level 2	Level 3
Loans	$6,143	$—	$6,143	$—
Foreclosed assets	1,110	—	1,110	—

Total assets at fair value	$7,253	$—	$7,253	$—

Total liabilities at fair value	$—	$—	$—	$—

(14)	Other Items

On January 3, 2008, the Company paid its eighth consecutive semi-annual cash dividend on the Company’s stock, in the amount of $0.07 per share, to shareholders of record December 1, 2007.

(15)	Subsequent Events

On April 30, 2008, the Company declared its ninth consecutive semi-annual cash dividend on the Company’s stock, in the amount of $0.07 per share, payable on July 1, 2008 to shareholders of record May 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the consolidated financial condition and results of operations of the Company as of and for the three months ended March 31, 2008 and 2007 is as follows. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes included in the December 31, 2007 Annual Report on Form 10-K.

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

We establish the allowance for loan losses through charges to earnings through a provision for loan losses. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be appropriate to absorb probable losses on existing loans that may become uncollectible. Some of the factors we consider in determining the appropriate level of the allowance for loan losses are as follows:

•	an evaluation of the current loan portfolio

•	identified loan problems

•	loan volume outstanding

•	past loss experience

•	present and expected industry and economic conditions and, in particular, how such conditions relate to our market area

•	Problem loan trends over a 3-year historical time period

•	Loan growth trends over a 3-year historical time period

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

In analyzing our current portfolio to determine the appropriate level of the allowance for loan losses, we first segregate our portfolio into loans within the scope of FAS 114 (potentially impaired loans) and FAS 5 (non-impaired loan pools). Included in our potentially impaired loan category are our current “watch list” credits plus any additional credits which have been past due three or more times within the past 12-month period. We individually review these potentially impaired loans under FAS 114 and make a determination if the loan in fact is impaired. We consider a loan impaired when we determine that is probable that we will be unable to collect all interest and principal payments as scheduled in the loan agreement. We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collection of all amounts due. If it is found to be impaired, an allowance is established when the collateral value, discounted cash flows, or observable market price of the impaired loan is lower than the carrying value of that loan. We recognize any impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to bad-debt expense. The valuation allowance becomes our “specific reserve” for the specific loan.

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

Overview

The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995. There are currently eight full-service branch locations, operating in various locations throughout the Cities of Roanoke and Salem, the Town of Vinton, and the County of Roanoke. The Bank also has a wealth management subsidiary, Valley Wealth Management Services, Inc. which markets investment and insurance products. Net income derived for this subsidiary is not significant at this time.

Performance Summary

The following table shows our key performance ratios for the periods ended March 31, 2008, December 31, 2007 and March 31, 2007:

Key Performance Ratios

	3 months Ended	12 months Ended	3 months Ended
	3/31/08	12/31/07	3/31/07
Return on average assets	0.50%	0.50%	0.33%
Return on average equity (1)	7.23%	8.03%	5.58%
Net interest margin (2)	2.92%	2.84%	2.86%
Cost of funds	3.84%	4.31%	4.29%
Yield on earning assets	6.63%	7.03%	7.07%
Basic net earnings per share	$0.16	$0.69	$0.12
Diluted net earnings per share	$0.16	$0.68	$0.11

All percentage calculations are on an annualized basis.

(1)	The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale or derivatives.
(2)	Calculated on a fully taxable equivalent basis (“FTE”)

We are reporting significant improvement in a number of areas for the quarter ended March 31, 2008:

•	Net income increased by $273,000 or 57% over the same period last year.

•	Our ROA improved to 0.50% as compared to 0.33% for the quarter ended March 31, 2007.

•	Our ROE improved to 7.23% as compared to 5.58% for the quarter ended March 31, 2007.

•	Our provision for loan losses was $291,000 for the quarter ended March 31, 2008 as compared to $720,000 for the quarter ended March 31, 2007, a decrease of $429,000 or 60%.

•	Our non performing assets to total assets ratio decreased from 1.24% at December 31, 2007 to 0.44% at March 31, 2008.

•

Despite the 200 basis point reduction in short term interest rates during the first quarter of 2008, we were able to increase our net interest margin by 11 basis points from 2.81% for the quarter ended December 31, 2007 to 2.92% for the quarter ended March 31, 2008.

Non-GAAP Financial Measures

The Company measures the net interest margin as an indicator of profitability. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax-equivalent net interest income is considered in the calculation of this ratio. Tax-equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for 2008 and 2007 is 34%. The reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

Net Interest Income Tax-Equivalent Calculation

(dollars in thousands)

Net interest income, non tax-equivalent	$4,138

Less: tax-exempt interest income	(105)
Add: tax-equivalent of tax-exempt interest income	159

Net interest income, tax-equivalent	$4,192

Growth

The following table shows our key growth indicators:

Key Growth Indicators

(dollars in thousands)

	3/31/08	12/31/07	3/31/07
Investment securities	$85,738	$81,085	$73,130
Loans, net	492,168	482,281	468,597
Deposits	426,499	432,453	417,280
Total assets	613,614	600,967	577,057

In comparison to the same period last year, our total assets grew by $36.5 million or 6%, net loans grew by $23.6 million or 5% and total deposits grew by $9.2 million or 2%. During the first quarter of 2008, we continued with our strategy of reducing our reliance on higher cost certificates of deposits and allowed a net of approximately $13 million in higher cost certificates of deposits to run off at maturity due to available lower cost funding options, which was a primary cause of the reduction in deposits we experienced compared to the period ended December 31, 2007. In February, 2008, we introduced a new checking account product, My Lifestyle Checking, to our retail consumers. This product offers a certificate of deposit like rate (currently 5.01%) on balances up to $25,000 if the customer meets the qualification criteria, including the following:

•	Make 12 check card transactions per statement cycle;

•	Receive one direct deposit or one auto debit or credit transaction per statement cycle; and

•	Receive bank statement electronically via email.

We are very excited about the potential of this product and are pleased with our performance in the early months of this campaign. Additionally, our money market account which has an interest rate tied to the Wall Street Journal Prime rate continues to attract customers, as we have amassed almost $79 million in deposits in this account as of the end of the first quarter of 2008.

Our primary focus in 2007 was restoring our credit quality and as such, we reported lower than normal growth rates for loans, deposits and assets as compared to our historical performance. Maintaining our credit quality will continue to be a primary focus for 2008, especially as we navigate through the effects of the current economic slow down. We remain cautiously optimistic about the remainder of this year, but continue to be concerned about the continued weakness in the residential real estate market and general slowdown in economic activity. We did not participate in the subprime, Alt-A or third-party originated mortgage programs that have resulted in heavy loan losses at many banks throughout the country.

Total liabilities at March 31, 2008 were $571.9 million, up 11.6 million or 2% from $560.2 million at December 31, 2007 with the increase primarily represented by a $7.9 million increase in federal funds purchased and securities sold under agreement to repurchase, a $10.0 million increase in Federal Home Loan Bank borrowings, offset by a $6.0 million decrease in deposits.

Shareholders’ Equity

Total shareholders’ equity at March 31, 2008 was $41.7 million, up $1 million or 2% from $40.7 million at December 31, 2007. The change in shareholders’ equity was impacted by earnings, proceeds from the exercise of incentive stock options, incentive stock option expense, the change in unrealized gains and losses for securities available-for-sale, and the cumulative effect adjustment to retained earnings for application of EITF Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”. This EITF requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. The Company has two split-dollar life insurance arrangements currently in effect that fall under this pronouncement, and as a result recorded a $178,000 cumulative effect adjustment to retained earnings during the first quarter of 2008. The adoption of this change in accounting principle will result in an additional $30,000 in compensation expense recorded for the year ended December 31, 2008.

Total shareholders’ equity (exclusive of unrealized gains (losses) on investment securities and derivatives) was $41.3 million at March 31, 2008 compared with $40.7 million at December 31, 2007, an increase of $0.6 million or 1%.

Net Income

We earned net income of $748,000 for the three months ended March 31, 2008, an increase of $273,000 or 57% over the $475,000 reported for the same period in 2007. A discussion of the individual components making up net income follows.

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

Total interest income was $9,459,000 for the three months ended March 31, 2008, a decrease of $120,000 or 1% over the $9,579,000 reported for the same period in 2007.

Total interest expense was $5,321,000 for the three months ended March 31, 2008, a decrease of $416,000 or 7% under the $5,737,000 reported for the same period in 2007.

As a result of the above, net interest income was $4,138,000 for the three months ended March 31, 2008, an increase of $296,000 or 8% from the $3,842,000 reported for the same period in 2007. Our net interest margin was 2.92% for the three months ended March 31, 2008, up 6 basis points compared to the 2.86% reported for the same period last year, and up 11 basis points from the 2.81% reported for the quarter ended December 31, 2007. We continue to see the net interest margin under considerable pressure from the intense competition for deposits. Additionally, the significant reduction in the fed funds rate during the first quarter is adding pressure to the margin as we are an asset-sensitive bank, whereby our asset yields tend to reprice faster than our deposit costs in a declining interest rate environment. The increase in net interest margin for the first quarter is primarily related to the increase in interest income as a result of the successful resolution of our three previously disclosed large problem credits, which in turn, added over $6 million back to performing status during the quarter.

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

At least quarterly, we measure the ALM position using earnings simulation modeling to estimate what assets and liabilities would re-price, and to what extent, within a one-year period in response to an immediate 200 and 100 basis point change in the prime rate, as well as in response to more gradual interest rate change. Our objective is to keep the change in net interest income over twelve months at or below 5%, and the change in net income at or below 10% under an immediate 200 basis point interest rate shock scenario.

The model also incorporates management’s forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to our earnings. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected. Our cumulative repricing gap for the 90-day time period indicates an asset-sensitive position as of December 31, 2007 (the most recent date for which information is currently available).

We also estimate interest sensitivity by calculating the net present value of the balance sheet’s cash flows or the residual value of future cash flows ultimately due to shareholders. This calculation is known as Economic Value of Equity or “EVE” and is generally considered a better measure of long-term interest sensitivity than is IRS. Our objective is for the EVE result to change 25% or less in an immediate 300 basis point interest rate shock scenario; 20% or less in an immediate 200 basis point interest rate shock scenario; and 15% or less in an immediate 100 basis point interest rate shock scenario.

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

Noninterest Income

Noninterest income for the three months ended March 31, 2008 and 2007 is shown in the following table:

Noninterest Income

(dollars in thousands)

	3 months Ended 3/31/08	3 months Ended 3/31/07	% Increase/ (Decrease)
Service charges on deposits	$262	$291	(10)%
Income earned on bank owned life insurance	136	127	7%
Other income	132	162	(19)%
Realized securities gains/losses	(14)	51	(127)%

Total noninterest income	$516	$631	(18)%

As can be seen from the table above, our noninterest income decreased by $115,000 or 18% quarter over quarter. The reduction in service charges on deposits is due primarily to lower non sufficient funds fees in comparison to the quarter ended March 31, 2007. Other income is down in comparison to the prior period primarily due to a decline in income earned by Valley Wealth Management Services, our wealth management subsidiary.

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

Noninterest Expense

Noninterest expense for the three-month periods ended March 31, 2008 and 2007 is shown in the following table:

Noninterest Expense
(dollars in thousands)
	3 months Ended 3/31/08	3 months Ended 3/31/07	% Increase/ (Decrease)
Compensation	$1,718	1,692	2%
Occupancy	214	198	8%
Equipment	152	142	7%
Data processing	208	164	27%
Advertising and marketing	147	43	242%
Insurance expense	101	79	28%
Audit fees	59	103	(43)%
Legal expense	25	29	(14)%
Franchise tax expense	100	85	18%
Business manager	52	83	(37)%
Deposit expense	53	65	(19)%
Loan expense	33	32	3%
Computer software	107	76	41%
Foreclosed asset expense, net	13	—	N/M
Other expense	330	351	(6)%

Total noninterest expense	$3,312	$3,142	5%

In total, our noninterest expenses have increased by $170,000 or 5% over the same period last year. We have experienced a number of increases and decreases in the various categories. The most significant increases include data processing, advertising and marketing, and computer software expenses:

•	Our data processing expenses have increased quarter over quarter due to our conversion to an all imaged environment during the third quarter of 2007.

•

Advertising and marketing expenses are up significantly due to our marketing campaign for our new checking account product, My LifeStyle checking. We did not have an active marketing campaign underway for the first quarter of 2007.

•	Our computer software expenses have increased primarily due to software costs associated with My LifeStyle checking, as well as costs associated with a new loan documentation system.

The significant decreases in noninterest expenses are in our audit fees and business manager fees.

•	Audit expenses have decreased due to the movement of our internal audit function from an outsourced environment to internal.

•	Business manager expenses are down due to a reduction in our business manager portfolio.

Noninterest expenses are expected to continue to increase as a direct result of business growth, expansion, and complexity of banking operations, and compliance with the Sarbanes-Oxley Act, which imposes additional management and reporting burdens on reporting companies such as this one.

Income Taxes

To reflect our anticipated federal income tax liability, an expense of $303,000 at an effective tax rate of 29% was recognized for the three months ended March 31, 2008, compared to an expense of $136,000 at an effective tax rate of 22% recognized for the three months ended March 31, 2007. Factors contributing to the difference between the effective tax rate and the statutory rate of 34% include provision for loan loss reserves not allowed for tax purposes, tax-exempt interest income on municipal securities (net of disallowance), and tax-exempt income earned on bank-owned life insurance. The primary reason for the increase in our effective tax rate for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007 is a decrease in our holdings of tax-exempt municipal securities by approximately $3.6 million, which decreased our tax-exempt earnings by approximately $30,000 for the first quarter of 2008 as compared to the same period in 2007.

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

Investment securities (available-for-sale and held-to-maturity), including restricted equity securities, at March 31, 2008 were $85.7 million, an increase of $4.6 million or 6% from their level of $81.1 million on December 31, 2007. The increase is attributable to investment purchases of $16.1 million, offset by investment maturities, calls, and sales of $11.7 million. See Note 3 to the Consolidated Financial Statements.

Loan Portfolio

Our total loans were $497.0 million at March 31, 2008, an increase of $9.8 million or 2% from the $487.2 million reported at December 31, 2007. Our ratio of total loans to total funding sources (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and guaranteed preferred beneficial interests in the Company’s junior subordinated debentures)

stood at 87.9% at March 31, 2008 and 88.0% at December 31, 2007. Management seeks to maintain the ratio of loans to funding sources at a maximum of 90%.

The loan portfolio primarily consists of commercial, real estate (including real estate term loans, construction loans and other loans secured by real estate) and loans to individuals for household, family and other consumer purposes. We adjust the mix of lending and the terms of our loan programs according to economic and market conditions, asset/liability management considerations and other factors. Loans typically (in excess of 90%) are made to businesses and individuals located within our primary and secondary market area, most of whom maintain deposit accounts with the Bank. There is no concentration of loans exceeding 10% of total loans that is not disclosed in the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements or discussed below.

The following table summarizes the loan portfolio by category, net of deferred fees, as of the three-month periods ended March 31, 2008 and 2007 and the year ended December 31, 2007:

Loan Portfolio Summary

(dollars in thousands)

	3/31/08		12/31/07		3/31/07
	$	%	$	%	$	%
Commercial	89,735	18.1	87,552	18.0	88,285	18.6
Commercial real estate	180,949	36.4	170,599	35.1	173,665	36.6
Real estate construction	99,796	20.0	106,195	21.8	89,086	18.8
Residential real estate	120,175	24.2	115,458	23.7	116,108	24.4
Loans to individuals (except those secured by real estate)	6,376	1.3	7,361	1.4	7,832	1.6

Total loans	497,031	100.0	487,165	100.0	474,976	100.0

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

In recognition of our estimate of inherent risks associated with lending activities, a provision for loan losses of $291,000 was provided during the three months ended March 31, 2008, a decrease of $429,000 or 60.0% over the $720,000 reported during the same period in 2007. Net charge-offs for the quarter ended March 31, 2008 were $311,000 as compared to $0 for the quarter ended March 31, 2007. The ratio of the allowance for loan losses to total loans outstanding was approximately 1.0% at March 31, 2008, which compares to approximately 1.0% of gross loans at December 31, 2007 and 1.3% for the quarter ended March 31, 2007. (see Note 4 to the Consolidated Financial Statements). These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions. A total of $348,000 in specific reserves is included in the balance of the allowance for loan losses as of March 31, 2008 for impaired loans, which compares to a total of $673,000 as of December 31, 2007 and $2,180,000 as of March 31, 2007.

We regularly review asset quality and re-evaluate the allowance for loan losses. However, no assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Our current market environment, with a nationwide recession looming, makes this risk even higher. Additionally, regulatory examiners may require us to recognize additions to the allowance based upon their judgment about the loan portfolio and other information available to them at the time of their examinations. (See “Critical Accounting Policies”.)

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

For the three months ended March 31, 2008, our nonperforming assets to total assets ratio decreased from 1.24% at December 31, 2007 to 0.44%. Our loans past due more than 90 days as a percentage of total loans increased from 0.00% at December 31, 2007 to 0.04% at March 31, 2008. Our foreclosed, repossessed and idled properties increased from $445,000 at December 31, 2007 to $1,110,000 at March 31, 2008. The increase is due to development costs of approximately $30,000 on the one acquisition and development project included in this category at the end of 2007. Additionally, the Bank repossessed a vehicle during the first quarter of 2008 with an approximate value of $57,000. Finally, we foreclosed on a spec house and 7 finished residential lots in March 2008 and are carrying these properties at an approximate fair value of $575,000.

Nonperforming assets at March 31, 2008, December 31, 2007 and March 31, 2007 are presented in the following table:

Nonperforming Assets

(dollars in thousands)

	3/31/08	12/31/07	3/31/07
Nonaccrual loans	$1,394	$7,029	$8,437
Loans past due 90 days or more	190	—	—
Restructured loans	—	—	—

Total nonperforming loans	$1,584	$7,029	$8,437

Foreclosed, repossessed and idled properties	1,110	445	19

Total nonperforming assets	$2,694	$7,474	$8,456

Each quarter, the Directors’ Loan Committee, composed of eight directors, reviews all loans on our watch list to determine proper action and reporting of any loans identified as substandard by the credit quality review. We believe that the above allocated reserves are appropriate for the impaired loans in our portfolio based upon a detailed review of the quality and pledged collateral of each individual loans considered impaired at each of the above-referenced periods. (See “Critical Accounting Policies”.)

If nonaccrual loans had performed in accordance with their original terms, additional interest income in the amount of $75,064 for the three-month period ended March 31, 2008; $909,586 for the year ended December 31, 2007; and $228,086 for the three-month period ended March 31, 2007 would have been recorded.

Other Assets

We have purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s Supplemental Executive Retirement Plan (“SERP”) and other employee benefit costs including health insurance, dental insurance, life insurance, and 401(k) employer match. Bank owned life insurance was $12.0 million at March 31, 2008, an increase of $0.4 million over the $11.6 million reported as of December 31, 2007. The increase is due to the $0.2 million increase in the cash surrender value of the life insurance contracts and a $0.2 million purchase of additional life insurance on one of our key executives.

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

The following table summarizes our total deposits for the three months ended March 31, 2008 and for the year ended December 31, 2007:

Deposit Summary

(dollars in thousands)

	3/31/08		12/31/07		Increase/ (Decrease)
	$	%	$	%	$	%
Time deposits	251,362	59.0	263,941	61.0	(12,579)	(4.8)
Interest bearing demand & money market	106,835	25.0	100,840	23.3	5,995	6.0
Savings	50,003	11.7	51,310	11.9	(1,307)	(2.6)

Total interest bearing deposits	408,200	95.7	416,091	96.2	(7,891)	(1.9)
Noninterest demand & official checks	18,299	4.3	16,362	3.8%	1,937	11.8

Total deposits	426,499	100.0	432,453	100.0	(5,954)	(1.4)

We would prefer to have transaction accounts comprise a larger percentage of total deposits, but in order to fund our loan growth we often have to rely on higher-cost certificates of deposit. During the first quarter of 2008, we purposely allowed approximately $15 million in higher cost certificates of deposit to run off at maturity due to the short term interest rate environment. Within the certificate of deposit category, in the past, we have marketed CDs nationally to institutional depositors, primarily banks, thrift institutions and credit unions, through an Internet-based rate posting service. National market CDs at March 31, 2008 were $11.0 million and represent 4% of total CDs and 3% of total deposits at March 31, 2008. Additionally, our Prime Money Market account which has an interest rate tied to the Wall Street Journal Prime rate continues to attract customers, as we have amassed $78.6 million in deposits in this account as of the end of the first quarter of 2008 as compared to $73.3 million as of December 31, 2007.

Short-Term Borrowings

Total short-term borrowings (including federal funds purchased and securities sold under agreements to repurchase) increased by $14.8 million from their level of $49.6 million at December 31, 2007 to a total of $64.4 million as of March 31, 2008. The increase is due to an increase our federal funds purchased position of $7.2 million, an increase in our commercial sweep account program of $0.6 million and an increase in our Federal Home Loan Bank of Atlanta (“FHLB”) borrowings of $7.0 million. Short-term borrowings at March 31, 2008 include FHLB borrowings in the amount of $20.0 million and a commercial sweep account program in the amount of $33.9 million.

The FHLB borrowings include one adjustable rate credit and two fixed rate credits. The first loan is an $8 million adjustable rate credit which matures on June 27, 2008 and reprices quarterly on the date of each quarterly interest payment (rate of 2.20375% on March 31, 2008). The second loan is a $5 million fixed rate credit at 4.4975% that matures on October 31, 2008. The third FHLB borrowing is a $7 million fixed rate credit at 2.675% that matures on November 12, 2008.

The commercial sweep program involves balances subject to repurchase agreements which are reported as short term borrowings rather than deposits since they are not FDIC insured. The balance in the program is $33.9 million at March 31, 2008, an increase of $0.6 million from the $33.3 million level at December 31, 2007. The program consists of a demand deposit account from which we invest available balances daily in securities on an overnight basis subject to repurchase. On the following business day, we repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month.

Long-Term Borrowings

FHLB advances are relatively cost-effective funding sources and provide us with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Long-term convertible FHLB advances totaled $58.0 million at March 31, 2008 and $55.0 at December 31, 2007. (See Footnote 9 of the Company’s Consolidated Financial Statements for more information on the long-term advances.)

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

The debenture proceeds from Trust I, Trust II, and Trust III are included in our Tier 1 capital for regulatory capital adequacy purposes to the extent that they do not exceed 25% of our total Tier I capital including the securities. Of the total $16,000,000 in trust preferred proceeds from all three trusts, $13,790,000 is included in Tier 1 capital at March 31, 2008. The remaining $2,210,000 is included in Tier 2 capital at March 31, 2008. Our obligations with respect to the issuance of Trust I, Trust II and Trust III’s preferred securities and common securities constitute a full and unconditional guarantee of Trust I, Trust II and Trust III’s obligations with respect to the preferred securities and common securities. Subject to certain exceptions and limitations, we may elect from time to time to defer interest payments on our junior subordinated debentures, which would result in a deferral of distribution payments on Trust I, Trust II and Trust III’s preferred trust securities and common securities.

Capital Adequacy

We seek to maintain a capital structure adequate to support anticipated asset growth, serve as a cushion to absorb potential losses and meet applicable regulatory requirements. Our financial position at March 31, 2008 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. We review the adequacy of our capital on an ongoing basis at the Company and Bank level and are committed to maintaining a total risk based capital ratio of 10% or greater at the Bank level, as is required to qualify as a “well capitalized” institution.

For the periods indicated, the Company had the following risk-based capital and leverage ratios:

Valley Financial Corporation

Ratio	3/31/08	12/31/07	3/31/07
Tier 1	10.7%	10.7%	9.3%
Total	12.0%	12.1%	11.4%
Leverage	9.1%	9.1%	7.8%

For the periods indicated, the Bank had the following risk-based capital and leverage ratios:

Valley Bank

Ratio	3/31/08	12/31/07	3/31/07
Tier 1	9.6%	9.6%	9.3%
Total	10.5%	10.6%	10.5%
Leverage	8.2%	8.2%	7.9%

The Company paid its eighth consecutive semi-annual cash dividend on the Company’s common stock, in the amount of $0.07 per share on January 2, 2008 to shareholders of record December 1, 2007.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and non-pledged securities available-for-sale, at March 31, 2008, totaled $17.1 million compared to $20.0 million at December 31, 2007. Our funding sources consist of an established federal funds lines with a regional correspondent bank totaling $12.0 million that had a $2.1 million balance as of March 31, 2008, three established federal funds lines with third party banks totaling $23.0 million that had outstanding balances totaling $8.5 million as of March 31, 2008, and an established line with the FHLB that had $78.0 million outstanding under a total line of $85.0 million as of March 31, 2008. We believe these arrangements will be renewed at maturity.

We sell excess funds as overnight federal funds sold to provide an immediate source of liquidity. We had federal funds sold of $0 at March 31, 2008 and December 31, 2007.

As a result of our management of liquid assets and our ability to generate liquidity through alternative funding sources, we believe we maintain overall liquidity sufficient to meet our depositors’ requirements and satisfy our customers’ credit needs.

Recent and Future Accounting Considerations

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Specifically, SFAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company currently does not hold any derivative instruments and therefore anticipates no immediate impact related to the adoption of SFAS 161.

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

We use a number of tools to manage our interest rate risk, including simulating net interest income under various scenarios, monitoring the present value change in equity under the same scenarios, and monitoring the difference or gap between rate sensitive assets and rate sensitive liabilities over various time periods. (See “Interest Rate Risk” in Item 2 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Item 4.	Controls and Procedures.

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There has not been any change in our internal control over financial reporting that occurred during the last quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There were no pending legal proceedings during the quarter.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon Senior Securities in the quarter.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders in the quarter.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Amendment to Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis L. Gutshall, amended January 31, 2008. *

10.2	Amendment to Split-Dollar Insurance Agreement dated August 20,2003, by and between Valley Bank and A. Wayne Lewis, amended January 31, 2008.*

11.0	Statement re Computation of Earnings per Share (filed herewith as Note 5).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION
(Registrant)

May 9, 2008	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief Executive Officer

May 9, 2008	/s/ Kimberly B. Snyder
Date	Kimberly B. Snyder, Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment to Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis L. Gutshall, amended January 31, 2008. *

10.2	Amendment to Split-Dollar Insurance Agreement dated August 20,2003, by and between Valley Bank and A. Wayne Lewis, amended January 31, 2008.*

11.0	Statement re Computation of Earnings per Share (filed herewith as Note 5).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.