Form 10-Q
period 2008-06-30
VALLEY FINANCIAL CORP /VA/
filed 2008-08-13
CIK 921590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

At August 12, 2008, 4,672,551 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION

FORM 10-Q

June 30, 2008

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

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited) 6/30/08	(Audited) 12/31/07
Assets
Cash and due from banks	$10,151	$10,895
Interest-bearing deposits in banks	219	95
Securities available-for-sale	65,515	58,540
Securities held-to-maturity (approximate market values of $11,863 at June 30, 2008 and $17,666 at December 31, 2007)	11,847	17,582
Restricted equity securities	5,067	4,963
Loans, net of allowance for loan losses of $5,018 at June 30, 2008 and $4,883 at December 31, 2007	509,621	482,281
Foreclosed assets, net	1,336	445
Premises and equipment, net	6,864	6,463
Bank owned life insurance	12,116	11,639
Accrued interest receivable	2,618	2,975
Other assets	4,823	5,089

Total assets	$630,177	$600,967

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$20,671	$16,362
Interest-bearing deposits	428,308	416,091

Total deposits	448,979	432,453

Federal funds purchased and securities sold under agreements to repurchase	48,015	36,582
Short-term borrowings	12,000	13,000
Long-term borrowings	58,000	55,000
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	16,496	16,496
Accrued interest payable	3,259	3,828
Other liabilities	2,172	2,892

Total liabilities	588,921	560,251

Commitments and other contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value. Authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 4,631,822 at June 30, 2008 and 4,593,581 at December 31, 2007, respectively	22,067	21,879
Retained earnings	19,557	18,801
Cumulative effect of the change in accounting principle on retained earnings	178	—
Accumulated other comprehensive income (loss)	(546)	36

Total shareholders’ equity	41,256	40,716

Total liabilities and shareholders’ equity	$630,177	$600,967

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share data)

	3 Months Ended		6 Months Ended
	6/30/08	6/30/07	6/30/08	6/30/07
Interest Income:
Interest and fees on loans	$7,638	8,743	$15,970	$17,317
Interest on securities–taxable	1,047	793	2,064	1,555
Interest on securities-nontaxable	98	118	203	253
Interest on deposits in banks	12	1	17	109

Total interest income	8,795	9,655	18,254	19,234

Interest Expense:
Interest on deposits	3,487	4,248	7,572	8,598
Interest on short-term borrowings	147	316	299	593
Interest on long-term borrowings	550	551	1,107	1,132
Interest on guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	187	297	450	590
Interest on federal funds purchased and securities sold under agreements to repurchase	213	400	477	636

Total interest expense	4,584	5,812	9,905	11,549

Net interest income	4,211	3,843	8,349	7,685

Provision for loan losses	388	122	679	842

Net interest income after provision for loan losses	3,823	3,721	7,670	6,843

Noninterest Income:
Service charges on deposit accounts	289	314	551	605
Income earned on bank owned life insurance	142	130	278	257
Other income on real estate loans	9	20	15	33
Realized losses on sale of securities	—	(50)	(14)	(50)
Realized gains on disposal of derivative instruments	—	—	—	51
Realized gain/(loss) on disposal of equipment	(2)	—	(2)	—
Other income	240	155	366	304

Total noninterest income	678	569	1,194	1,200

Noninterest Expense:
Compensation expense	1,872	1,591	3,590	3,283
Occupancy expense	225	182	439	380
Equipment expense	172	136	324	278
Data processing expense	204	147	412	311
Advertising and marketing expense	155	113	302	156
Insurance	108	90	209	169
Audit fees	62	85	121	188
Legal	51	57	76	85
Franchise tax expense	101	84	201	169
Business manager expense	43	68	95	151
Deposit expense	57	63	110	128
Loan expenses	59	44	92	76
Computer software expense	117	90	224	166
Foreclosed asset expenses, net	4	—	17	1
Other expense	328	355	658	706

Total noninterest expense	3,558	3,105	6,870	6,247

Income before income taxes	943	1,185	1,994	1,796

Income tax expense	255	267	558	403

Net income	$688	$918	$1,436	1,393

Earnings per share
Basic earnings per share	$$0.15	$0.22	$$0.31	$0.34

Diluted earnings per share	$$0.15	$0.22	$$0.31	0.33

Weighted average shares	4,627,582	4,161,546	4,622,761	4,143,326

Diluted average shares	4,655,084	4,226,650	4,653,308	4,216,031

Dividends declared per share	$0.07	$0.07	$0.07	$0.07

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except share and per share data)

	6 Months Ended
	6/30/08	6/30/07
Cash flows from operating activities
Net income	$1,436	$1,393
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	679	842
Depreciation and amortization	415	406
Stock option expense	51	85
(Increase) decrease in deferred income tax	469	(2)
Net losses on sale of securities	14	50
Net gains on disposal of derivative instruments	—	(51)
Net losses on disposal of fixed assets	2	—
Net amortization of bond premiums/discounts	82	77
(Increase) decrease in unearned fees	(16)	28
(Increase) decrease in interest receivable	357	(162)
(Increase) in other assets	(189)	(126)
(Increase) in value of life insurance contracts	(277)	(257)
Increase (decrease) in accrued interest payable	(569)	539
(Decrease) in other liabilities	(900)	(127)

Net cash provided by operating activities	1,554	2,695

Cash flows from investing activities
(Increase) in interest- bearing deposits in banks	(124)	(2)
Decrease in federal funds sold	—	16,630
Purchases of premises and equipment	(832)	(130)
Purchases of securities available-for-sale	(23,842)	(8,331)
Purchases of securities held-to-maturity	—	—
Purchases of restricted equity securities	(779)	(109)
Proceeds from sales/calls/paydowns/maturities of securities available-for-sale	16,236	5,846
Proceeds from paydowns on securities held-to-maturity	5,687	2,248
Principal repayments of restricted equity securities	675	—
Purchase of bank owned life insurance	(200)	—
Capitalized expenses on foreclosed assets	(250)	—
Increase in loans, net	(28,643)	(11,589)

Net cash (provided) used in investing activities	(32,072)	4,563

Cash flows from financing activities
Increase in noninterest-bearing deposits	4,309	199
Increase (decrease) in interest-bearing deposits	12,217	(25,343)
Increase (decrease) in short-term borrowings	(1,000)	8,000
Increase in federal funds purchased and securities sold under agreements to repurchase	11,433	16,714
Increase (decrease) in long-term borrowings	3,000	(8,000)
Cash dividends paid	(322)	(288)
Proceeds from issuance of common stock	137	309

Net cash provided (used) by financing activities	29,774	(8,409)

Net (Decrease) in cash and due from banks	(744)	(1,151)

Cash and due from banks at beginning of year	10,895	9,778

Cash and due from banks at end of year	$10,151	8,627

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,474	$11,010

Cash paid during the period for taxes	$212	$—

Noncash financing and investing activities:
Transfer of loans to foreclosed property	$641	$—

Reclassification of borrowings from long-term to short-term	$—	$8,000

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2008 (Unaudited)

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

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. To comply with Federal Reserve regulations, the Bank is required to maintain certain average reserve balances. The daily cash reserve requirement for the two weeks including June 30, 2008 was $201, less cash on hand in the amount of $1,123, or a net of $0.

As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of June 30, 2008 was $250.

(3)	Securities

The carrying values, unrealized gains, unrealized losses, and approximate fair values of available-for-sale and held-to-maturity investment securities at June 30, 2008 are shown in the tables below. As of June 30, 2008, investments (including both available-for-sale and held-to-maturity) and restricted equity securities with amortized costs and fair values of $76,197 and $76,213, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law. At June 30, 2008 we evaluated our investment portfolio and determined all unrealized losses presented in the table below are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The following table sets forth the composition of securities available for sale at June 30, 2008. Securities available for sale are carried at approximate market value.

Available-for-Sale Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U. S. Government and federal agency	$673	$8	$—	$681
Government-sponsored enterprises	18,939	167	91	19,015
Mortgage-backed securities	28,621	43	563	28,101
Collateralized mortgage obligations	13,742	25	385	13,382
States and political subdivisions	4,368	30	62	4,336

Total securities available for sale	$66,343	$273	$1,101	$65,515

The following table sets forth the composition of securities held to maturity at June 30, 2008. Securities held to maturity are carried at amortized cost.

Held-to-Maturity Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
Government-sponsored enterprises	$2,979	$23	$—	$3,002
Mortgage-backed securities	1,555	—	34	1,521
Collateralized mortgage obligations	513	—	25	488
States and political subdivisions	6,800	63	11	6,852

Total securities held to maturity	$11,847	$86	$70	$11,863

(4)	Allowance for Loan Losses

The following table summarizes the loan loss experience for the six-month periods ended June 30, 2008 and 2007.

Allowance for Loan Losses

(dollars in thousands)

	2008	2007
Balance at January 1	$4,883	$5,658
Provision for loan losses	679	842
Recoveries:
Commercial	51	—
Loans to individuals	—	6
Charged off loans:
Commercial	(164)	(429)
Commercial Real Estate	(252)	—
Residential Real Estate	(115)	—

Real Estate Construction	(43)	—
Loans to individuals	(21)	(2)

Balance at June 30	$5,018	$6,075

(5)	Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following tables summarize earnings per share and the shares utilized in the computations:

	Earnings Per Share
	6 Months Ending		3 Months Ending
	6/30/08	6/30/07	6/30//08	6/30/07
Basic	$0.31	$0.34	$0.15	$0.22
Diluted	$0.31	$0.33	$0.15	$0.22

	Weighted Average Shares Outstanding
	6 Months Ending		3 Months Ending
	06/30/08	6/30/07	6/30/08	6/30/07
Basic	4,622,761	4,143,326	4,627,582	4,161,546
Diluted	4,653,308	4,216,031	4,655,084	4,226,650

(6)	Comprehensive Income

For the six months ended June 30, 2008 and 2007, total comprehensive income (loss) was $853 and $823 respectively.

The information that follows discloses the reclassification adjustments and the income taxes related to the net unrealized gains (losses) on securities available-for-sale and net unrealized gains (losses) on derivatives not held for trading that are included in other comprehensive income (loss), net of income taxes for the six- and three-month periods ended June 30, 2008 and 2007.

	6 Months Ended (dollars in thousands)		3 Months Ended (dollars in thousands)
	6/30/08	6/30/07	6/30/08	6/30/07
Net unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) during the year	$(896)	$(808)	$(1,397)	$(915)
Less reclassification adjustments for realized gains included in net income, net of tax	—	33	—	33
Net unrealized gains (losses) on derivatives not held for trading	—	(55)	—	—
Less reclassification adjustments for realized gains on derivatives included in net income, net of tax	—	(34)	—

Income tax benefit (expense)	313	293	475	310

Other comprehensive income (loss), net of income taxes	$(583)	$(571)	$(922)	$(572)

(7)	Financial Instruments With Off-Balance Sheet Risk

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk, which involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At June 30, 2008 outstanding commitments to extend credit were $151,017 as compared to $144,656 at December 31, 2007.

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

The Bank has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. As of June 30, 2008 aggregate loans to directors, executive officers, and principal shareholders totaled $25,396. An analysis of loan activity to directors, executive officers, and principal shareholders is as follows:

Loans to Related Parties

(dollars in thousands)

Balances as of January 1, 2008	$29,450
Addition of new director/officer(s)	—
Advances	5,410
Repayments	(9,464)

Balances as of June 30, 2008	$25,396

(9)	Long-Term Federal Home Loan Bank Advances

The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $58,000 as of June 30, 2008. There are four convertible advances in the amount of $5,000 each, one convertible advance in the amount of $15,000, one convertible advance in the amount of $10,000 and one fixed-rate advance in the amount of $13,000. The Federal Home Loan Bank of Atlanta has the option to convert the four $5,000 convertible advances on the conversion dates below, and on any quarterly interest payment date thereafter, with at least two business days notice. If called, these convertible advances will be converted into a 3-month London Interbank Offered Rate (“LIBOR”) based adjustable rate credit (ARC) at 3-month LIBOR. The Federal Home Loan Bank of Atlanta has the option to convert the $15,000 and the $10,000 convertible advances on the conversion dates below, with at least two business days notice. If called, these advances will be converted into a 3-month LIBOR based adjustable rate credit at 3-month LIBOR plus or minus the then-current spread of such advance.

The following table provides more information on the outstanding advances as of June 30, 2008 and December 31, 2007:

LONG-TERM FEDERAL HOME LOAN BANK ADVANCES

(dollars in thousands)

Advance Date	Maturity Date	Conversion Date	Current Rate	6/30/08 Balance	12/31/07 Balance
December 2, 1999	December 2, 2009	Quarterly	5.460%	$5,000	$5,000
May 24, 2000	May 24, 2010	Quarterly	6.490%	5,000	5,000
February 9, 2001	February 9, 2011	Quarterly	4.970%	5,000	5,000
March 11, 2003	March 11, 2013	March 11, 2008	n/a	—	7,000
June 29, 2006	June 29, 2016	n/a	5.030%	13,000	13,000
November 9, 2006	November 9, 2016	November 10, 2008	4.280%	5,000	5,000
December 28, 2007	December 28, 2010	December 28, 2009	3.785%	15,000	15,000
March 29, 2008	March 29,2018	March 29, 2011	2.625%	10,000	—

			TOTAL	$58,000	$55,000

(10)	Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures .

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

The Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was approximately $51 and $85 for the six-month periods ended June 30, 2008 and 2007, respectively and approximately $25 and $42 for the three-month periods ended June 30, 2008 and 2007, respectively. The Company currently has 36,367 nonqualified stock options outstanding at June 30, 2008, which were fully vested as of January 1, 2008. There were no income tax implications for share-based compensation for the three-month or six-month period ended June 30, 2008.

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

Under the 2005 Plan, there are options for 86,350 shares granted to officers and key employees currently outstanding as of June 30, 2008. Under the 1995 Plan, there are options for 131,157 shares granted to officers and key employees currently outstanding as of June 30, 2008. All stock options (for both plans) have been granted with an exercise price equal to the stock’s fair market value at the date of the grant. Stock options under the Plan generally have 10-year terms, vest at the rate of 20 percent per year, and become fully exercisable five years from the date of the grant.

As of June 30, 2008, there are 17,641 shares available for grant under the 1995 Plan and 161,879 shares available for grant under the 2005 Plan. In addition, certain other options for shares (adjusted for stock splits), of which are outstanding, based on meeting certain past performance criteria have been granted. In addition, there are 36,367 nonqualified stock options outstanding as of June 30, 2008.

The share-based awards granted under the aforementioned Plans have similar characteristics, except that some awards have been granted in options and certain awards have been granted in restricted stock. Therefore, the following disclosures have been disaggregated for the stock option and restricted stock awards of the Plans due to their dissimilar characteristics.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the volatilities of our trading history. The expected life is based on the average life of the options of 10 years and the weighted average vesting period of 5 years, and forfeitures are estimated based on the Company’s history. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the six-month period ended June 30, 2007. There were no options granted during the six-month period ended June 30, 2008.

Six Months Ended June 30, 2007
Dividend yield	1.00%
Risk-free interest rate	4.47%
Volatility	20.9%
Expected life	7.3 years

Total stock-based compensation recognized as compensation expense on our consolidated statement of income is as follows:

	6 Months Ended (dollars in thousands)		3 Months Ended (dollars in thousands)
	6/30/08	6/30/07	6/30/08	6/30/07
Option Grants	$51	$63	$25	$42
Restricted Stock Grants	—	22	—	—

Total Compensation Expense	$51	$85	$25	$42

The restricted stock grant expense for the six months ended June 30, 2007 relates to one grant of 1,771 shares that was granted and fully vested during the first quarter of 2007 to an officer of the Company who is not a Named Executive Officer.

As of June 30, 2008, there was $238 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees. A maturity schedule of the unrecognized compensation cost as of June 30, 2008 is as follows:

	Remaining 2008	2009	2010	2011	2012	2013	Total
Compensation Cost	$43	$87	$58	$36	$14	$0	$238

Total unrecognized compensation cost will be adjusted for future grants and future changes in estimated forfeitures.

General Stock Option Information

A summary of option activity under the stock option plans during the six-month period ended June 30, 2008 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Intrinsic Value of Options Exercised		Weighted Average Contractual Term
Balance at 12/31/07	298,715	$7.68	$4.87		$440	4.18 years

Exercised	(38,241)	3.59	8.04		199
Forfeited	(6,600)	11.88	3.64		—
Granted	—	—	—		—
Expired	—	—	—		—

Balance at 6/30/08	253,874	$8.19	$4.43		$199	4.10 years

Exercisable at 6/30/08	180,354	$6.62	$4.54	$	n/a	2.49 years

Cash received from option exercises under all share-based payment arrangements for the three- and six-month periods ended June 30, 2008 was $137 and $41, respectively. Cash received from option exercises for the three- and six-month periods ended June 30, 2007 was $267 and $309, respectively.

Information regarding shares vested during the six-month periods ended June 30, 2008 and 2007 are as follows:

Six-Month Period Ending	Number of Shares Vested	Total Fair Value of Shares Vested (dollars in thousands)
June 30, 2008	7,540	$24
June 30, 2007	10,420	$10

There were no shares vested during the three-month periods ending June 30, 2008 or 2007.

Information regarding the stock options outstanding at June 30, 2008 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.18 - $3.81	36,367	0.08 years	$3.18	36,367	$3.18
$3.82 - $5.94	94,257	1.35 years	$5.23	94,257	$5.23
$5.95 - $12.85	98,200	7.53 years	$11.44	37,190	$11.03
$12.86 - $14.23	25,050	6.82 years	$13.82	12,540	$13.97

Totals	253,874	4.10 years	$8.19	180,354	$6.62

The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2008 was $445 and $446, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2007 was $1,095 and $1,091, respectively.

A summary of the status of the Company’s non-vested options as of June 30, 2008 and changes during the six-month period then ended is presented below:

	Non-Vested Options Outstanding	Weighted Average Grant Date Fair Value
Non-vested options, 12/31/07	86,780	$4.03

Granted	—	—
Vested	(7,540)
Forfeited	(5,720)

Non-vested options, 6/30/08	73,520	$4.15

A summary of the status of the Company’s non-vested restricted stock as of June 30, 2008 and changes during the six-month period then ended is presented below:

	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance, 12/31/07	12,225	$12.52

Granted	—
Vested	—
Forfeited	(12,225)

Balance, 6/30/08	—	$0.00

All non-vested restricted stock grants outstanding as of December 31, 2007 were automatically forfeited on January 31, 2008 as the performance goals associated with these grants were not met. No compensation expense was recognized for the grants.

(12)	Restatement of Beginning Retained Earnings

In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). Entities purchase life insurance for various reasons including protection against loss of key employees and to fund postretirement benefits. The two most common types of life insurance arrangements are endorsement split dollar life, which the Company owns, and collateral assignment split dollar life. EITF 06-4 covers the former and EITF 06-10 covers the latter. EITF 06-4 states that entities with endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion –1967” (if the arrangement is, in substance, an individual deferred compensation contract). Effective January 1, 2008, the Company recognized the effects of applying this issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The reduction of beginning retained earnings resulting from the cumulative-effect of the adoption of EITF 06-4 was $178. Expense amounting to approximately $12 was recognized in compensation expense in the six-month period ended June 30, 2008.

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan”, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

(dollars in thousands) June 30, 2008	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$65,515	$19,696	$45,819	$—

Total assets at fair value	$65,515	$19,696	$45,819	$—

Total liabilities at fair value	$—	$—	$—	$—

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

(dollars in thousands) June 30, 2008	Total	Level 1	Level 2	Level 3
Impaired loans	$7,258	$—	$7,258	$—
Foreclosed assets	1,336	—	1,336	—

Total assets at fair value	$8,642	$—	$8,642	$—

Total liabilities at fair value	$—	$—	$—	$—

(14)	Other Items

On July 1, 2008, the Company paid its ninth consecutive semi-annual cash dividend on the Company’s stock, in the amount of $0.07 per share, payable on to shareholders of record May 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the six months ended June 30, 2008 and 2007 is as follows. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes on the December 31, 2007 Form 10-K.

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

Performance Summary

The following table shows our key performance ratios for the period ended June 30, 2008 and December 31, 2007 and June 30, 2007:

Key Performance Ratios

	6 months Ended 6/30/08	12 months Ended 12/31/07	6 months Ended 6/30/07
Return on average assets	0.47%	0.50%	0.48%
Return on average equity (1)	6.93%	8.03%	8.10%
Net interest margin (2)	2.91%	2.84%	2.86%
Cost of funds	3.52%	4.31%	4.32%
Yield on earning assets	6.31%	7.03%	7.08%
Basic net earnings per share	$0.31	$0.69	$0.34
Diluted net earnings per share	$0.31	$0.68	$0.33

(1)	The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.

(2)	Calculated on a fully taxable equivalent basis (“FTE”)

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

Net Interest Income Tax-Equivalent Calculation (dollars in thousands)
Net interest income, non tax-equivalent	$8,349
Less: tax-exempt interest income	(203)
Add: tax-equivalent of tax-exempt interest income	308

Net interest income, tax-equivalent	$8,454

Growth

The following table shows our key growth indicators:

Key Growth Indicators
(dollars in thousands)

	6/30/08	12/31/07	6/30/07
Investment securities	$82,429	$81,085	$73,335
Loans, net	$509,621	$482,281	$476,113
Deposits	$448,979	$432,453	$416,345
Total assets	$630,177	$600,967	$584,916

In comparison to the same period last year, our total assets grew by $45.3 million or 8%, net loans grew by $33.5 million or 7% and total deposits grew by $32.6 million or 8%. In February, 2008, we introduced a new checking account product, My Lifestyle Checking, to our retail consumers and have raised approximately $9 million in deposits in this product at the end of the second quarter. This product offers a certificate of deposit like rate (currently 5.01%) on balances up to $25,000 if the customer meets the qualification criteria, including the following:

•	Make 12 check card transactions per statement cycle;

•	Receive one direct deposit or one auto debit or credit transaction per statement cycle; and

•	Receive bank statement electronically via email.

We are very excited about the potential of this product and are pleased with our performance in the early months of this campaign. Additionally, our money market account which has an interest rate tied to the

Wall Street Journal Prime rate continues to attract customers, as we have amassed almost $80 million in deposits in this account as of the end of the second quarter of 2008.

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

Total liabilities at June 30, 2008 were $588.9 million, up 5% from $560.2 million at December 31, 2007 with the increase primarily represented by a $16.5 million increase in deposits and a $7.5 million increase in federal funds purchased.

Shareholders’ Equity

Total shareholders’ equity at June 30, 2008 was $41.3 million compared to $40.7 million at December 31, 2007, an increase of $600,000 or 1.5%. The change in shareholders’ equity was impacted by earnings, proceeds from the exercise of incentive stock options and nonqualified stock options, incentive stock option expense, the change in unrealized gains and losses for securities available-for-sale, and the cumulative effect adjustment to retained earnings for application of EITF Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”. This EITF requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. The Company has two split-dollar life insurance arrangements currently in effect that fall under this pronouncement, and as a result recorded a $178,000 cumulative effect adjustment to retained earnings during the first quarter of 2008. The adoption of this change in accounting principle will result in an additional $30,000 in compensation expense recorded for the year ended December 31, 2008.

Total shareholders’ equity (exclusive of unrealized gains (losses) on investment securities and derivatives) was $41.8 million at June 30, 2008 compared with $40.7 million at December 31, 2007, an increase of $1.1 million or 3%.

Net Income

We earned net income of $1,436,000 for the six months ended June 30, 2008, an increase of $43,000 or 3% over the $1,393,000 reported for the same period in 2007. We earned net income of $688,000 for the three- month period ended June 30, 2008, a decrease of $230,000 or 25% over the $918,000 reported for the same period in 2007. A discussion of the individual components making up net income follows.

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

Total interest income amounted to $18,254,000 for the six months ended June 20, 2008, a decrease of 5% over the $19,234,000 reported for the same period in 2007. Total interest income was $8,795,000 for the three months ended June 30, 2008, a decrease of 9% over the $9,655,000 reported for the three months ended June 30, 2007.

Total interest expense was $9,905,000 for the six months ended June 20, 2008, a decrease of 14% over the $11,549,000 reported for the same period in 2007. Total interest expense was $4,584,000 for the three months ended June 30, 2008, a decrease of 21% over the $5,812,000 reported for the three months ended June 30, 2007.

As a result of the above, net interest income was $8,349,000 for the six months ended June 30, 2008, an increase of $664,000 or 9% from the $7,685,000 reported for the same period in 2007. Net interest income was $4,211,000 for the three months ended June 30, 2008, an increase of $368,000 or 10% from the $3,843,000 reported for the same period in 2007. Our net interest margin was 2.91% for the six months ended June 30, 2008, up 5 basis points compared to the 2.86% reported for the same period last year. Our net interest margin was 2.89% for the three months ended June 30, 2008, up 4 basis points compared to the 2.85% reported for the same period last year. We continue to see the net interest margin under considerable pressure from the intense competition for deposits. Additionally, the significant reduction in the fed funds rate during 2008 is adding pressure to the margin as we are an asset-sensitive bank, whereby our asset yields tend to reprice faster than our deposit costs in a declining interest rate environment. The increase in net interest margin for the six and three-month periods ending June 30, 2008 is primarily related to the increase in interest income as a result of the significant reduction in our nonperforming assets as compared to December 31, 2007, which in turn, added over $6 million back to performing status during the first quarter.

Interest Rate Risk

Interest rate risk is the risk to earnings or capital generated by the effects of changes in interest rates on our on- and off-balance sheet positions, and can take one or more of several forms:

•	Repricing risk comes from timing mismatches in the ability to alter contractual rates earned on financial assets held or paid on interest-bearing liabilities.

•	Basis risk refers to changes in the underlying relationships between market rates or indices, which result in a narrowing of the spread earned on a loan or investment relative to its cost of funds.

•	Option risk arises from “embedded options” in many financial instruments such as:

¡	interest rate options,

¡	loan prepayment options,

¡	deposit early withdrawal options,

¡	callable Federal Home Loan Bank advances, and

¡	prepayment of the underlying collateral of asset-backed securities.

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

The model also incorporates management’s forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to our earnings. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected. Our cumulative repricing gap for the 90-day time period indicates an asset-sensitive position as of March 31, 2008 (the most recent date for which information is currently available).

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

Noninterest Income

Noninterest income for the three months ended June 30, 2008 and 2007 is shown in the following table:

Noninterest Income

(dollars in thousands)

	3 months Ended 6/30/08	3 months Ended 6/30/07	% Increase/ (Decrease)
Service charges on deposits	$289	$314	(8)%
Income earned on bank owned life insurance	142	130	9%
Realized securities gains/(losses)	—	(50)	100%
Gains/(losses) on disposal of equipment	(2)	—	N/M
Other income	249	175	42%

Total noninterest income	$678	$569	19%

Noninterest income for the six months ended June 30, 2008 and 2007 is as follows:

Noninterest Income

(dollars in thousands)

	6 months Ended 6/30/08	6 months Ended 6/30/07	% Increase/ (Decrease)
Service charges on deposits	$551	$605	(9)%
Income earned on bank owned life insurance	278	257	8%
Realized derivatives gains/(losses)	—	51	(100)%
Realized securities gains/(losses)	(14)	(50)	72%
Gains/(losses) on disposal of equipment	(2)	—	N/M
Other income	381	337	13%

Total noninterest income	$1,194	$1,200	(1)%

As can be seen from the tables above, our noninterest income was up 19% quarter over quarter, but down 1% for the six month period ended June 30, 2008 as compared to the same period last year. In both cases, our service charges on deposit income is trailing last year primarily due to lower non sufficient funds fees. The increase in other income year over year is due to $45,000 of income recorded on one of our tax credit partnerships for 2007. This income was not reported to us until the second quarter of 2008 (with the receipt of the tax credit partnership’s K-1). The increase in other income for the 2nd quarter is due to this nonrecurring item as well as an increase in income earned by Valley Wealth Management Services, our wealth management subsidiary.

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

Noninterest Expense

Noninterest expense for the three-month period ended June 30, 2008 and 2007 is shown in the following table:

Noninterest Expense

(dollars in thousands)

	3 months Ended 6/30/08	3 months Ended 6/30/07	% Increase/ (Decrease)
Compensation expense	$1,872	1,591	18%
Occupancy expense	225	182	24%
Equipment expense	172	136	26%
Data processing expense	204	147	39%
Advertising and marketing expense	155	113	37%
Insurance expense	108	90	20%
Audit fees	62	85	(27)%
Legal fees	51	57	(11)%
Franchise tax expense	101	84	20%
Business manager expense	43	68	(37)%
Deposit expense	57	63	(10)%
Loan expense	59	44	34%
Computer software expense	117	90	30%
Other expense	332	355	(8)%

Total noninterest expense	$3,558	3,105	15%

Our noninterest expenses have increased by $453,000 or 15% for the three-months ended June 30, 2008 as compared to the three-months ended June 30, 2007.

•

Our compensation expense has increased due to the officer merit increases that were effective January 1, 2008 as well as the addition of several new lending related positions during the first half of this year and the addition of our Director of Internal Audit in late 2007.

•

Occupancy and equipment expenses have increased primarily due to the renovation of the 5th floor of our main headquarters. We took occupancy of this floor in February 2008. We anticipate a further increase in these expenses during the 2nd half of 2008 with the opening of our new full-service branch office in South Roanoke.

•	Our data processing expenses have increased due to our conversion to an all imaged environment during the third quarter of 2007.

•	Advertising and marketing expenses are up due to the television and radio advertising campaign for our new checking account product, My LifeStyle Checking.

•	The increase in loan expense is related to the Special Assets consultant we hired during the first quarter of 2008 to assist with the work-out of our problem assets.

•	Computer software expenses have increased primarily due to software costs associated with My LifeStyle checking, as well as costs associated with a new loan documentation system.

The significant decreases in noninterest expenses are in our audit fees and business manager fees:

•	Audit expenses have decreased due to the movement of our internal audit function from an outsourced environment to internal.

•	Business manager expenses are down due to an overall reduction in our business manager portfolio.

Noninterest expense for the six months ended June 30, 2008 and 2007 is as follows:

Noninterest Expense

(dollars in thousands)

	6 months Ended 6/30/08	6 months Ended 6/30/07	% Increase/ (Decrease)
Compensation expense	$3,590	$3,283	9%
Occupancy expense	439	380	16%
Equipment expense	324	278	18%
Data processing expense	412	311	32%
Advertising and marketing expense	302	156	94%
Insurance expense	209	169	24%
Audit fees	121	188	(36)%
Legal fees	76	85	(11)%
Franchise tax expense	201	169	19%
Business manager expense	95	151	(37)%
Deposit expense	110	128	(14)%
Loan expense	92	76	21%
Computer software expense	224	166	35%
Other expense	675	707	(5)%

Total noninterest expense	$6,870	$6,247	10%

In total, our noninterest expenses have increased by $623,000 or 10% over the same period last year. We have experienced a number of increases and decreases in the various categories year-to-date, most of which were explained in more detail above as the largest share of the increase occurred during the second quarter of 2008.

Noninterest expenses are expected to continue to increase as a direct result of business growth, expansion, and complexity of banking operations as well as compliance with the Sarbanes-Oxley Act, which imposes additional management and reporting burdens on reporting companies such as this one.

Income Taxes

To reflect our anticipated federal income tax liability, an expense of $558,000 effective tax rate of 28.0% was recognized for the six months ended June 30, 2008, compared to an expense of $403,000 at an effective tax rate of 22.4% recognized for the six months ended June 30, 2007. The provision for income taxes for the second quarter of 2008 was $255,000 at an effective tax rate of 27.0%, as compared to $267,000 at an effective tax rate of 22.5% for the second quarter of 2007. During the second quarter of 2007, we recognized a federal tax credit resulting in a reduction in income tax expense of $74,000. This item, along with the decrease in our holdings of tax-exempt municipal securities by approximately $3.6 million during 2008, contributed to the overall increase in our effective tax rate as compared to 2007. Additionally, factors contributing to the difference between the effective tax rate and the statutory rate of 34% include provision for loan loss reserves not allowed for tax purposes, tax-exempt interest income on municipal securities (net of disallowance), and purchased tax credits carried forward and tax-exempt income earned on bank-owned life insurance.

Investment Securities

Our investment portfolio is used both for investment income and liquidity purposes. At this time, we do not invest in derivatives or other types of high-risk securities. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in net shareholders’ equity. Funds not used for capital expenditures or lending activities are invested in the following:

•	Securities of the U.S. Government and its agencies

¡	Treasury notes

¡	Callable agency bonds

¡	Noncallable agency bonds

•	Mortgage-backed securities and collateralized mortgage obligations

¡	Pools issued by government agencies

¡	AAA rated corporate mortgage pools

•	Municipal bonds

¡	Taxable general obligation and revenue issues

¡	Tax-exempt general obligation and revenue issues

•	Investment grade corporate bonds

•	Restricted equity securities

¡	Federal Reserve Bank of Richmond shares

¡	Federal Home Loan Bank of Atlanta shares

¡	Community Bankers Bank shares

Investment securities (available for sale and held to maturity), including restricted equity securities, at June 30, 2008 were $82.4 million, an increase of $1.3 million or 1.6% from their level of $81.1 million on December 31, 2007. See Note 3 to the Consolidated Financial Statements.

Loan Portfolio

Our total loans were $514.6 million at June 30, 2008, an increase of $27.4 million or 5.6% from the $487.2 million reported at December 31, 2007. Our ratio of total loans to total funding sources (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and guaranteed preferred beneficial interests in the Company’s junior subordinated debentures) stood at 88.2% at June 30, 2008 and 88.0% at December 31, 2007. Management seeks to maintain the ratio of loans to funding sources at a maximum of 90%.

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

The following table summarizes the loan portfolio by category, net of deferred fees, as of the six-month periods ended June 30, 2008 and 2007 and the year ended December 31, 2007:

Loan Portfolio Summary

(dollars in thousands)

	6/30/08		12/31/07		6/30/07
	$	%	$	%	$	%
Commercial	84,515	16.4	87,552	18.0	86,477	17.9
Commercial real estate	195,238	37.9	170,599	35.1	177,461	36.8
Real estate construction	106,194	20.6	106,195	21.8	92,990	19.3
Residential real estate	122,773	23.9	115,458	23.7	118,005	24.5
Loans to individuals (except those secured by real estate)	5,919	1.2	7,361	1.4	7,255	1.5

Total loans	514,639	100.0	487,165	100.0	482,188	100.0

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

In recognition of our estimate of inherent risks associated with lending activities, a provision for loan losses of $679,000 was provided during the six months ended June 30, 2008, a decrease of $163,000 or 19.4% in comparison to the $842,000 reported during the same period in 2007. Net charge-offs for the six-month period ended June 30, 2008 were $544,000 as compared to $428,000 for the six-month period ended June 30, 2007. The ratio of the allowance for loan losses to total loans outstanding was approximately 1.0% at June 30, 2008, which compares to approximately 1.0% of gross loans at December 31, 2007 (see Note 4 to the Consolidated Financial Statements). These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions.

A provision for loan losses of $388,000 was provided during the three months ended June 30, 2008, an increase of $266,000 or 218% over the $122,000 reported during the same period in 2007. Net charge-offs for the quarter ended June 30, 2008 were $233,000 as compared to $428,000 for the same period last year. While our second quarter earnings were adversely impacted by an additional allocation to our allowance for loan and lease losses as a result of the current economic environment, we are quite pleased with the continued improvement in our asset quality ratios. As of June 30, 2008, total non-performing assets amounted to $2,088,000, or 0.33% of total assets, compared to $8,653,000, or 1.48% of total assets as of June 30, 2007, representing a $6,565,000 or 76% decrease year over year. We do remain concerned about the weakness in the residential real estate market and the general slowdown in economic activity; however, we are confident in our ability to effectively evaluate the risk within our portfolio and manage our way through this economic cycle.

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

For the six months ended June 30, 2008, our non-performing assets to total assets ratio decreased to 0.33% from 1.24% at December 31, 2007. Our loans past due more than 90 days as a percentage of total loans were at 0.00% at June 30, 2008 and December 31, 2007. Our foreclosed, repossessed and idled properties increased from $445,000 at December 31, 2007 to $1,336,000 at June 30, 2008. The increase is attributable to the following:

•	Development costs of $58,000 on the one acquisition and development project included in OREO.

•

Foreclosure on a spec house and 7 residential lots with a fair market value of approximately $535,000. The spec house was sold subsequent to the end of the second quarter with no additional loss taken.

•	Foreclosure on a residential house with a fair market value of approximately $296,000. The house was sold subsequent to the end of the second quarter with a slight gain taken.

A total of $216,000 in specific reserves is included in the balance of the allowance for loan losses as of June 30, 2008 for impaired loans, which compares to a total of $673,000 as of December 31, 2007 and $1,811,000 as of June 30, 2007. Although we presently believe any potential loss exposure has been fully reserved for our impaired loans at June 30, 2008 and the remaining balances are secured by customer assets pledged as collateral, it is obviously a situation which can change, which we are constantly monitoring.

Nonperforming assets at June 30, 2008, December 31, 2007 and June 30, 2007 are presented in the following table:

Nonperforming Assets

(dollars in thousands)

	6/30/08	12/31/07	6/30/07
Nonaccrual loans	$752	$7,029	$8,649
Loans past due 90 days or more	—	—	4

Restructured loans	—	—	—

Total nonperforming loans	$752	$7,029	$8,653

Foreclosed, repossessed and idled properties	1,336	445	—

Total nonperforming assets	$2,088	$7,474	$8,653

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

If nonaccrual loans had performed in accordance with their original terms, additional interest income in the amount of $99,262 for the six-month period ended June 30, 2008; $909,586 for the year ended December 31, 2007; and $466,636 for the six-month period ended June 30, 2007 would have been recorded.

Other Assets

We have purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s Supplemental Executive Retirement Plan (“SERP”) and other employee benefit costs including health insurance, dental insurance, life insurance, and 401(k) employer match. Bank owned life insurance was $12.1 million at June 30, 2008 an increase of $500,000 over the $11.6 million reported as of December 31, 2007. The increase is due to the $0.3 million increase in the cash surrender value of the life insurance contracts and a $0.2 million purchase of additional life insurance on one of our key executives.

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

The following table summarizes our total deposits for the six-months ended June 30, 2008 and for the year ended December 31, 2007:

Deposit Summary

(dollars in thousands)

	6/30/08		12/31/07		Increase/(Decrease)
	$	%	$	%	$	%
Time deposits	271,120	60.4	263,941	61.0	7,179	2.7
Interest bearing demand & money market	103,650	23.1	100,840	23.3	2,810	2.8
Savings	53,538	11.9	51,310	11.9	2,228	4.3

Total interest bearing deposits	428,308	95.4	416,091	96.2	12,217	2.9

Noninterest demand & official checks	20,671	4.6	16,362	3.8	4,309	26.3

Total deposits	448,979	100.0	432,453	100.0	16,526	3.8

We would prefer to have transaction accounts comprise a larger percentage of total deposits, but in order to fund our loan growth we often have to rely on higher-cost certificates of deposit. Within the certificate of deposit category, in the past, we have marketed CDs nationally to institutional depositors, primarily banks, thrift institutions and credit unions, through an Internet-based rate posting service. National market CDs at June 30, 2008 were $5.0 million and represent 1.9% of total CDs and 1.1% of total deposits at June 30, 2008. Additionally, our Prime Money Market account which has an interest rate tied to the Wall Street Journal Prime rate continues to attract customers, as we have amassed $79.7 million in deposits in this account as of the end of the second quarter of 2008 as compared to $73.3 million as of December 31, 2007.

Short-Term Borrowings

Total short-term borrowings (including federal funds purchased and securities sold under agreements to repurchase) increased by $10.4 million from their level of $49.6 million at December 31, 2007 to a total of $60.0 million as of June 30, 2008. The increase is due to an increase in our federal funds purchased position of $7.4 million and an increase in our commercial sweep account program of $4.0 million. Short-term borrowings at June 30, 2008 include Federal Home Loan Bank of Atlanta (“FHLB”) borrowings in the amount of $12.0 million, a federal funds purchased position of $10.7 million and a commercial sweep account program in the amount of $37.3 million.

The FHLB borrowings include two fixed rate credits. The first loan is a $5 million fixed rate credit at 4.4975% that matures on October 31, 2008 and the second FHLB borrowing is a $7 million fixed rate credit at 2.675% that matures on November 12, 2008.

The commercial sweep program involves balances subject to repurchase agreements which are reported as short term borrowings rather than deposits since they are not FDIC insured. The balance in the program is $37.3 million at June 30, 2008, an increase of $4.0 million from the $33.3 million level at December 31, 2007. The program consists of a demand deposit account from which we invest available balances daily in securities on an overnight basis subject to repurchase. On the following business day, we repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month.

Long-Term Borrowings

Federal Home Loan Bank advances are relatively cost-effective funding sources and provide us with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Long-term convertible Federal Home Loan Bank advances totaled $58.0 million at June 30, 2008 and $55.0 million at December 31, 2007. (See Footnote 9 of the Company’s Consolidated Financial Statements for more information on the long-term advances.)

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

The debenture proceeds from Trust I, Trust II, and Trust III are included in our Tier 1 capital for regulatory capital adequacy purposes to the extent that they do not exceed 25% of our total Tier I capital including the securities. Of the total $16,000,000 in trust preferred proceeds from all three trusts, $13,935,000 is included in Tier 1 capital at June 30, 2008. The remaining $2,065,000 is included in Tier 2 capital at June 30, 2008. Our obligations with respect to the issuance of Trust I, Trust II and Trust III’s preferred securities and common securities constitute a full and unconditional guarantee of Trust I, Trust II and Trust III’s obligations with respect to the preferred securities and common securities. Subject to certain exceptions and limitations, we may elect from time to time to defer interest payments on our junior subordinated debentures, which would result in a deferral of distribution payments on Trust I, Trust II and Trust III’s preferred trust securities and common securities.

Capital Adequacy

We seek to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses. Our financial position at June 30, 2008 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. We review the adequacy of our capital on an ongoing basis at the Company and Bank level and are committed to maintaining a total risk based capital ratio of 10% or greater at the Bank level, as is required for a “well capitalized” institution.

For the periods indicated, the Company had the following risk-based capital and leverage ratios:

Valley Financial Corporation

Ratio	Well Capitalized	6/30/08	12/31/07	6/30/07
Tier 1	6.0%	10.4%	10.7%	9.4%

Total	10.0%	11.8%	12.1%	11.5%

Leverage	5.0%	9.0%	9.1%	8.1%

For the periods indicated, the Bank had the following risk-based capital and leverage ratios:

Valley Bank

Ratio	Well Capitalized	6/30/08	12/31/07	6/30/07
Tier 1	6.0%	9.4%	9.6%	9.3%

Total	10.0%	10.4%	10.6%	10.6%

Leverage	5.0%	8.1%	8.2%	8.1%

The Company paid its ninth consecutive semi-annual cash dividend on the Company’s common stock, in the amount of $0.07 per share on July 1, 2008 to shareholders of record May 30, 2008.

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and non-pledged securities available-for-sale, at June 30, 2008, totaled $11.6 million compared to $20.0 million at December 31, 2007. Our funding sources consist of an established federal funds line with a regional correspondent bank totaling $12.0 million that had a $2.7 million balance as of June 30, 2008, three established federal funds lines with third party banks totaling $23.0 million that had outstanding balances totaling $8.0 million as of June 30, 2008, and an established line with the FHLB that had $70.0 million outstanding under a total line of $87.5 million as of June 30, 2008. We believe these arrangements will be renewed at maturity.

We sell excess funds as overnight federal funds sold to provide an immediate source of liquidity. We had federal funds sold of $0 at June 30, 2008 and December 31, 2007.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company currently does not have any noncontrolling interests and therefore anticipates no immediate impact related to the adoption of SFAS 160.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140. FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted.

Accordingly, this FSP is effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

The FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP No. APB 14-1”). The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions. The Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The adoption of this

Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

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

There were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, during the quarter.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon Senior Securities in the quarter.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our 2008 Annual Meeting of Shareholders on April 30, 2008, at which meeting six Class B directors were reelected to new three-year terms. The following table indicates the total votes in favor of, and withheld from voting on, the re-election of each nominee:

DIRECTOR NAME	TERM OF OFFICE	AFFIRMATIVE VOTES	VOTES WITHHELD	VOTES AGAINST
Class B Directors
Abney S. Boxley, III	2008-2011	3,731,001	70,992	—
William D. Elliot	2008-2011	3,731,151	70,992	—
Barbara B. Lemon	2008-2011	3,731,151	70,992	—
Samuel L. Lionberger, Jr.	2008-2011	3,731,151	70,992	—
Ward W. Stevens, M.D.	2008-2011	3,731,151	70,992	—
Edward B. Walker	2008-2011	3,731,151	70,992	—

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit Number	Description
11.0	Statement re Computation of Earnings per Share (filed herewith as Note 5).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

August 12, 2008	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief Executive Officer

August 12, 2008	/s/ Kimberly B. Snyder
Date	Kimberly B. Snyder, Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
11.0	Statement re Computation of Earnings per Share (filed herewith as Note 5).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.