Form 10-Q
period 2008-09-30
VALLEY FINANCIAL CORP /VA/
filed 2008-11-13
CIK 921590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

At November 12, 2008, 4,678,851 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION

FORM 10-Q

September 30, 2008

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

The above risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our company. During 2008, the capital and credit markets have experienced extended volatility and disruption. In the last 90 days, the volatility and disruption have reached unprecedented levels. While there can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations, we did not participate in the subprime, Alt-A or third-party originated mortgage programs that have resulted in heavy loan losses at many banks throughout the country. Additionally, we do not hold any preferred stock or sub-debt of Fannie Mae or Freddie Mac and therefore did not incur any write-downs related to the conservatorship of these entities during the third quarter.

These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited) 9/30/08	(Audited) 12/31/07
Assets
Cash and due from banks	$6,756	$10,895
Interest-bearing deposits in banks	96	95
Federal funds sold	12,392	—
Securities available-for-sale	69,563	58,540
Securities held-to-maturity (approximate market values of $11,111 at September 30, 2008 and $17,666 at December 31, 2007)	11,101	17,582
Restricted equity securities	5,517	4,963
Loans, net of allowance for loan losses of $5,378 at September 30, 2008 and $4,883 at December 31, 2007	508,939	482,281
Foreclosed assets, net	500	445
Premises and equipment, net	8,161	6,463
Bank owned life insurance	12,260	11,639
Accrued interest receivable	2,667	2,975
Other assets	4,876	5,089

Total assets	$642,828	$600,967

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$18,345	$16,362
Interest-bearing deposits	443,586	416,091

Total deposits	461,931	432,453

Federal funds purchased and securities sold under agreements to repurchase	35,418	36,582
Short-term borrowings	12,000	13,000
Long-term borrowings	68,000	55,000
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	16,496	16,496
Accrued interest payable	4,157	3,828
Other liabilities	2,278	2,892

Total liabilities	600,280	560,251

Commitments and other contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value. Authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 4,674,651 at September 30, 2008 and 4,593,581 at December 31, 2007, respectively	22,381	21,879
Retained earnings	20,274	18,801
Cumulative effect of the change in accounting principle on retained earnings	178	—
Accumulated other comprehensive income (loss)	(285)	36

Total shareholders’ equity	42,548	40,716

Total liabilities and shareholders’ equity	$642,828	$600,967

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share data)

	3 Months Ended		9 Months Ended
	9/30/08	9/30/07	9/30/08	9/30/07
Interest Income:
Interest and fees on loans	$7,822	$8,994	$23,792	$26,311
Interest on securities–taxable	1,032	854	3,096	2,409
Interest on securities-nontaxable	90	109	293	362
Interest on deposits in banks	42	27	59	136

Total interest income	8,986	9,984	27,240	29,218

Interest Expense:
Interest on deposits	3,487	4,476	11,059	13,074
Interest on short-term borrowings	106	371	405	964
Interest on long-term borrowings	720	485	1,827	1,617
Interest on guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	196	302	646	892
Interest on federal funds purchased and securities sold under agreements to repurchase	187	390	664	1,026

Total interest expense	4,696	6,024	14,601	17,573

Net interest income	4,290	3,960	12,639	11,645
Provision for loan losses	435	482	1,114	1,324

Net interest income after provision for loan losses	3,855	3,478	11,525	10,321

Noninterest Income:
Service charges on deposit accounts	288	284	839	889
Income earned on bank owned life insurance	143	131	421	388
Other income on real estate loans	10	20	25	53
Realized losses on sale of securities	—	—	(14)	(50)
Realized gains on disposal of derivative instruments	—	—	—	51
Realized gain/(loss) on disposal of equipment	(4)	(4)	(6)	(4)
Other income	235	138	601	442

Total noninterest income	672	569	1,866	1,769

Noninterest Expense:
Compensation expense	1,863	1,592	5,453	4,875
Occupancy expense	227	180	666	560
Equipment expense	159	131	483	409
Data processing expense	189	182	601	493
Advertising and marketing expense	84	65	386	221
Insurance	97	90	306	259
Audit fees	63	85	184	273
Legal	90	70	166	150
Franchise tax expense	100	85	301	254
Business manager expense	71	64	166	215
Deposit expense	79	56	189	184
Loan expenses	60	50	152	126
Computer software expense	112	94	336	260
Foreclosed asset expenses, net	5	—	22	1
Other expense	341	350	999	1,061

Total noninterest expense	3,540	3,094	10,410	9,341

Income before income taxes	987	953	2,981	2,749
Income tax expense	270	343	828	746

Net income	$717	$610	$2,153	2,003

Earnings per share
Basic earnings per share	$0.15	$0.15	$0.46	$0.48

Diluted earnings per share	$0.15	$0.14	$0.46	0.47

Weighted average shares outstanding	4,661,202	4,187,268	4,635,668	4,158,134

Diluted average shares outstanding	4,662,374	4,236,253	4,652,635	4,229,725

Dividends declared per share	—	—	$0.07	$0.07

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except share and per share data)

	9 Months Ended
	9/30/08	9/30/07
Cash flows from operating activities
Net income	$2,153	$2,003
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,114	1,324
Depreciation and amortization	629	606
Stock option expense	75	108
Decrease in deferred income tax	469	185
Net losses on sale of securities	14	50
Net gains on disposal of derivative instruments	—	(51)
Net losses on disposal of fixed assets	6	3
Net (gains) on sale of foreclosed assets	(6)
Net amortization of bond premiums/discounts	111	114
Increase in unearned fees	(158)	(39)
(Increase) decrease in accrued interest receivable	308	(438)
(Increase) decrease in other assets	(275)	726
Increase in value of life insurance contracts	(421)	(388)
Increase in accrued interest payable	329	1,461
Decrease in other liabilities	(470)	(436)

Net cash provided by operating activities	3,878	5,228

Cash flows from investing activities
Increase in interest-bearing deposits in banks	(1)	(3)
(Increase) decrease in federal funds sold	(12,392)	16,630
Purchases of premises and equipment	(2,312)	(260)
Purchases of securities available-for-sale	(28,842)	(15,954)
Purchases of restricted equity securities	(1,229)	(109)
Proceeds from sales/calls/paydowns/maturities of securities available-for-sale	17,438	6,451
Proceeds from paydowns on securities held-to-maturity	6,416	2,357
Principal repayments of restricted equity securities	675	450
Purchase of bank owned life insurance	(200)	—
Proceeds from sale of foreclosed properties	802	—
Capitalized expenses on foreclosed assets	(286)	—
Increase in loans, net	(28,180)	(18,374)

Net cash (provided) used in investing activities	(48,111)	(8,812)

Cash flows from financing activities
Increase (decrease) in noninterest-bearing deposits	1,983	(3,265)
Increase (decrease) in interest-bearing deposits	27,495	(4,245)
(Decrease) in short-term borrowings	(1,000)	(2,000)
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(1,164)	20,435
Increase (decrease) in long-term borrowings	13,000	(8,000)
Cash dividends paid	(646)	(580)
Proceeds from issuance of common stock	426	2,173

Net cash provided (used) by financing activities	40,094	4,518

Net increase (decrease) in cash and due from banks	(4,139)	934

Cash and due from banks at beginning of year	10,895	9,778

Cash and due from banks at end of period	$6,756	10,712

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,272	$16,112

Cash paid during the period for taxes	$500	$396

Noncash financing and investing activities:

Transfer of loans to foreclosed property	$567	$—

Reclassification of borrowings from long-term to short-term	$—	$—

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2008 (Unaudited)

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

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. To comply with Federal Reserve regulations, the Bank is required to maintain certain average reserve balances. The daily cash reserve requirement for the two weeks including September 30, 2008 was $119, which was met by cash on hand.

As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of September 30, 2008 was $250.

(3)	Securities

The carrying values, unrealized gains, unrealized losses, and approximate fair values of available-for-sale and held-to-maturity investment securities at September 30, 2008 are shown in the tables below. As of September 30, 2008, investments (including both available-for-sale and held-to-maturity) and restricted equity securities with amortized costs and fair values of $77,483 and $77,493, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law. At September 30, 2008 we evaluated our investment portfolio and determined all unrealized losses presented in the table below are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The following table sets forth the composition of securities available for sale at September 30, 2008. Securities available for sale are carried at approximate market value.

Available-for-Sale Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
U. S. Government and federal agency	$637	$7	$—	$644
Government-sponsored enterprises	21,940	105	165	21,880
Mortgage-backed securities	30,090	233	297	30,026
Collateralized mortgage obligations	13,371	29	297	13,103
States and political subdivisions	3,956	21	67	3,910

Total securities available for sale	69,994	395	826	69,563

The following table sets forth the composition of securities held to maturity at September 30, 2008. Securities held to maturity are carried at amortized cost.

Held-to-Maturity Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized Costs	Unrealized Gains	Unrealized Losses	Approximate Fair Values
Government-sponsored enterprises	$2,979	$26	$2	$3,003
Mortgage-backed securities	1,407	—	17	1,390
Collateralized mortgage obligations	510	—	17	493
States and political subdivisions	6,205	53	33	6,225

Total securities held to maturity	11,101	79	69	11,111

(4)	Allowance for Loan Losses

The following table summarizes the loan loss experience for the nine-month periods ended September 30, 2008 and 2007.

Allowance for Loan Losses

(dollars in thousands)

	2008	2007
Balance at January 1	$4,883	$5,658
Provision for loan losses	1,114	1,324
Recoveries:
Commercial	51	—
Loans to individuals	—	2
Charged off loans:
Commercial	(165)	(1,005)
Commercial Real Estate	(252)	(605)
Residential Real Estate	(189)	—
Real Estate Construction	(43)	—

Loans to individuals	(21)	(6)

Balance at September 30	$5,378	$5,368

(5)	Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following tables summarize earnings per share and the shares utilized in the computations:

	Earnings Per Share
	9 Months Ending		3 Months Ending
	9/30/08	9/30/07	9/30/08	9/30/07
Basic	$0.46	$0.48	$0.15	$0.15
Diluted	$0.46	$0.47	$0.15	$0.14

	Weighted Average Shares Outstanding
	9 Months Ending		3 Months Ending
	9/30/08	9/30/07	9/30/08	9/30/07
Basic	4,635,668	4,158,134	4,661,202	4,187,268
Diluted	4,652,635	4,229,725	4,662,374	4,236,253

(6)	Comprehensive Income

For the nine months ended September 30, 2008 and 2007, total comprehensive income (loss) was $1,831 and $1,935 respectively.

The information that follows discloses the reclassification adjustments and the income taxes related to the net unrealized gains (losses) on securities available-for-sale and net unrealized gains (losses) on derivatives not held for trading that are included in other comprehensive income (loss), net of income taxes for the nine- and three-month periods ended September 30, 2008 and 2007.

	9 Months Ended (dollars in thousands)		3 Months Ended (dollars in thousands)
	9/30/08	9/30/07	9/30/08	9/30/07
Net unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) during the year	$(500)	$(47)	$396	$711
Less reclassification adjustments for realized gains included in net income, net of tax	8	33	—	33
Net unrealized gains (losses) on derivatives not held for trading	—	(55)	—	—
Less reclassification adjustments for realized gains on derivatives included in net income, net of tax	—	(34)	—	—
Income tax benefit (expense)	170	35	(135)	(243)

Other comprehensive income (loss), net of income taxes	$(322)	$(68)	$261	$501

(7)	Financial Instruments With Off-Balance Sheet Risk

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk, which involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At September 30, 2008 outstanding commitments to extend credit were $145,490 as compared to $144,656 at December 31, 2007.

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

The Bank has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. As of September 30, 2008 aggregate loans to directors, executive officers, and principal shareholders totaled $26,617. An analysis of loan activity to directors, executive officers, and principal shareholders is as follows:

Loans to Related Parties

(dollars in thousands)

Balances as of January 1, 2008	$29,450
Addition of new director/officer(s)	—
Advances	11,653
Repayments	(14,486)

Balances as of September 30, 2008	$26,617

(9)	Long-Term Federal Home Loan Bank Advances

The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $68,000 as of September 30, 2008. There are four convertible advances in the amount of $5,000 each, one convertible advance in the amount of $15,000, two convertible advances in the amount of $10,000 and one fixed-rate advance in the amount of $13,000. The Federal Home Loan Bank of Atlanta has the option to convert the four $5,000 convertible advances on the conversion dates below, and on any quarterly interest payment date thereafter, with at least two business days notice. If called, these convertible advances will be converted into a 3-month London Interbank Offered Rate (“LIBOR”) based adjustable rate credit (ARC) at 3-month LIBOR. The Federal Home Loan Bank of Atlanta has the option to convert the $15,000 and the two $10,000 convertible advances on the conversion dates below, with at least two business days notice. If called, these advances will be converted into a 3-month LIBOR based adjustable rate credit at 3-month LIBOR plus or minus the then-current spread of such advance.

The following table provides more information on the outstanding advances as of September 30, 2008 and December 31, 2007:

LONG-TERM FEDERAL HOME LOAN BANK ADVANCES

(dollars in thousands)

Advance Date	Maturity Date	Conversion Date	Current Rate	9/30/08 Balance	12/31/07 Balance
December 2, 1999	December 2, 2009	Quarterly	5.460%	$5,000	$5,000
May 24, 2000	May 24, 2010	Quarterly	6.490%	5,000	5,000
February 9, 2001	February 9, 2011	Quarterly	4.970%	5,000	5,000
March 11, 2003	March 11, 2013	March 11, 2008	n/a	—	7,000
June 29, 2006	June 29, 2016	n/a	5.030%	13,000	13,000
November 9, 2006	November 9, 2016	November 10, 2008	4.280%	5,000	5,000
December 28, 2007	December 28, 2010	December 28, 2009	3.785%	15,000	15,000
March 29, 2008	March 29,2018	March 29, 2011	2.625%	10,000	—
July 22, 2008	July 23,2018	July 25, 2011	3.530%	10,000	—

			TOTAL	$68,000	$55,000

(10)	Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures.

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

The Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was approximately $75 and $108 for the nine-month periods ended September 30, 2008 and 2007, respectively and approximately $24 and $23 for the three-month periods ended September 30, 2008 and 2007, respectively. The Company has no nonqualified stock options outstanding at September 30, 2008. The Company recognized an income tax benefit of $163 during the nine-month period ended September 30, 2008 as a result of the exercise of 66,733 non-qualified stock options.

Stock Option Plans

The Company has a 2005 Key Employee Equity Award Plan (the 2005 Plan). The 2005 Plan gives the Company flexibility in tailoring equity-based compensation awards for employees from time to time to the continuing objective of aligning employee incentives with the interests of shareholders as the Company grows and develops. In addition to incentive and nonqualified stock options, the 2005 Plan permits the grant of restricted stock, stock appreciation rights and stock units to persons designated as “Key Employees”. The 2005 Plan will remain in effect for ten years, subject to the right of the Board of Directors to terminate the 2005 Plan earlier, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. The maximum aggregate number of shares of the Company’s common stock (no par value) that may be issued pursuant to awards made under the Plan may not exceed 250,000. Accordingly, 250,000 shares of authorized but unissued common stock are reserved for use in the 2005 Plan. Within the maximum limits, the Plan specifies that stock appreciation rights may not be granted with respect to more than 500 shares per recipient (2,000 shares for a new employee recipient) per year; and restricted shares and stock units, respectively, may not be granted for more than 5,000 shares per year per recipient. Under the 2005 Plan, there are options for 109,550 shares granted to officers and key employees currently outstanding and 138,679 shares available for grant as of September 30, 2008.

Additionally, the Company has a 1995 Incentive Stock Plan (the 1995 Plan) pursuant to which the Human Resources Committee of the Company’s Board of Directors may grant stock options to officers and key employees. The 1995 Plan authorizes grants of options to purchase up to 311,850 shares (adjusted for stock splits) of the Company’s authorized but unissued common stock. Under the 1995 Plan, there are options for 112,132 shares granted to officers and key employees currently outstanding and 20,841 shares available for grant as of September 30, 2008.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the volatilities of our trading history. The expected life is based on the average life of the options of 10 years and the weighted average vesting period of 5 years, and forfeitures are estimated based on the Company’s history. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the nine-month period ended September 30, 2008 and 2007.

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Dividend yield	2.0%	1.0%
Risk-free interest rate	3.7%	4.5%
Volatility	39.1%	20.9%
Expected life	7.5 years	7.3 years

Total stock-based compensation recognized as compensation expense on our consolidated statement of income is as follows:

	3 Months Ended (dollars in thousands)		9 Months Ended (dollars in thousands)
	9/30/08	9/30/07	9/30/08	9/30/07
Option Grants	$24	$23	$75	$86
Restricted Stock Grants	—	—	—	22

Total Compensation Expense	$24	$23	$75	$108

The restricted stock grant expense for the nine months ended September 30, 2007 relates to one grant of 1,771 shares that was granted and fully vested during the first quarter of 2008 to an officer of the Company who is not a Named Executive Officer, as defined in the Company’s proxy statement for the 2008

Annual Meeting of Shareholders.

As of September 30, 2008, there was $292 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees. A maturity schedule of the unrecognized compensation cost as of September 30, 2008 is as follows:

	Remaining 2008	2009	2010	2011	2012	2013	Total
Compensation Cost	$27	$103	$75	$53	$30	$4	$292

Total unrecognized compensation cost will be adjusted for future grants and future changes in estimated forfeitures.

General Stock Option Information

A summary of option activity under the stock option plans during the nine-month period ended September 30, 2008 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Intrinsic Value of Options Exercised		Weighted Average Contractual Term
Balance at 12/31/07	298,715	$7.68	$4.87		$440	4.18 years

Exercised	(90,433)	3.72	6.15		300
Forfeited	(10,200)	11.54	2.84
Granted	23,600	8.75	3.40
Expired	—	—	—

Balance at 9/30/08	221,682	$9.23	$4.29		$300	5.40 years

Exercisable at 9/30/08	134,122	$7.99	$4.51	$	n/a	3.39 years

Cash received from option exercises under all share-based payment arrangements for the three- and nine-month periods ended September 30, 2008 was $126 and $263, respectively. Cash received from option exercises for the three- and nine-month periods ended September 30, 2007 was $15 and $324, respectively.

Information regarding shares vested during the nine-month periods ended September 30, 2008 and 2007 are as follows:

Nine-Month Period Ending	Number of Shares Vested	Total Fair Value of Shares Vested (dollars in thousands)
September 30, 2008	17,100	$64
September 30, 2007	21,280	$53

There were 9,560 shares vested during the three-month period ended September 30, 2008, with a weighted average exercise price of $4.12 per option. There were 10,860 shares vested during the three-

month period ended September 30, 2007, with a weighted average exercise price of $3.94 per option.

Information regarding the stock options outstanding at September 30, 2008 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.82 - $5.94	78,432	1.34 years	$5.21	78,432	$5.21
$5.95 - $12.85	118,200	7.84 years	$10.92	41,780	$11.24
$12.86 - $14.23	25,050	6.57 years	$13.82	13,910	$13.93

Totals	221,682	5.40 years	$9.23	134,122	$7.99

The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2008 was $43 and $43, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2007 was $995 and $991, respectively.

A summary of the status of the Company’s non-vested options as of September 30, 2008 and changes during the nine-month period then ended is presented below:

	Non-Vested Options Outstanding	Weighted Average Grant Date Fair Value
Non-vested options, 12/31/07	86,780	$4.03

Granted	23,600	—
Vested	(17,100)
Forfeited	(5,720)

Non-vested options, 9/30/08	87,560	$3.95

A summary of the status of the Company’s non-vested restricted stock as of September 30, 2008 and changes during the nine-month period then ended is presented below:

	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance, 12/31/07	12,225	$12.52

Granted	—
Vested	—
Forfeited	(12,225)

Balance, 9/30/08	—	$0.00

All non-vested restricted stock grants outstanding as of December 31, 2007 were automatically forfeited on January 31, 2008 as the performance goals associated with these grants were not met. No compensation expense was recognized for the grants.

(12)	Restatement of Beginning Retained Earnings

In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). Entities purchase life insurance for various reasons including protection against loss of key employees and to fund postretirement benefits. The two most common types of life insurance arrangements are endorsement split dollar life, which the Company owns, and collateral assignment split dollar life. EITF 06-4 covers the former and EITF 06-10 covers the latter. EITF 06-4 states that entities with endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion –1967” (if the arrangement is, in substance, an individual deferred compensation contract). Effective January 1, 2008, the Company recognized the effects of applying this issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The reduction of beginning retained earnings resulting from the cumulative-effect of the adoption of EITF 06-4 was $178. Expense amounting to approximately $18 was recognized in compensation expense in the nine-month period ended September 30, 2008.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan”, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

(dollars in thousands) September 30, 2008	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$69,563	$22,524	$47,039	$—

Total assets at fair value	$69,563	$22,524	$47,039	$—

Total liabilities at fair value	$—	$—	$—	$—

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

(dollars in thousands) September 30, 2008	Total	Level 1	Level 2	Level 3
Impaired loans	$6,643	$—	$6,643	$—
Foreclosed assets	500	—	500	—

Total assets at fair value	$7,143	$—	$7,143	$—

Total liabilities at fair value	$—	$—	$—	$—

(14)	Other Items

On July 1, 2008, the Company paid its ninth consecutive semi-annual cash dividend on the Company’s stock, in the amount of $0.07 per share, payable on to shareholders of record May 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the three- and nine-months ended September 30, 2008 and 2007 is as follows. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes on the December 31, 2007 Form 10-K.

Recent Market Developments

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of residential-related loans and mortgage-backed securities, but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. In recent weeks, volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 3, 2008, the FDIC increased its insurance coverage limits on all deposits from $100,000 to $250,000 per account until December 31, 2009.

On October 14, 2008, Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury will purchase equity stakes in certain banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock (from the $700 billion authorized by the EESA). In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. Secretary Paulson also announced that nine large financial institutions agreed to participate in the TARP Capital Purchase Program.

Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior unsecured debt of all FDIC-insured institutions and their holding companies, as well as deposits in noninterest-bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program through December 31, 2009. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge (subsequently extended to December 5, 2008) and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for noninterest-bearing transaction deposits.

The Company has decided to take the initial steps necessary to participate in the TARP Capital Purchase Program, which based on the program guidelines, would range from $5.3 to $16.0 million of capital; however, the Company is still evaluating the program and has not determined whether it will participate nor has it received acceptance by the Department of the Treasury to participate. Additionally, the Company has decided to proceed with the Temporary Liquidity Guarantee Program related to noninterest-bearing deposit accounts after the initial period of November 12, 2008; however, the Company will not participate in the Temporary Liquidity Guarantee Program relative to the guarantee of applicable unsecured obligations, as the Company had no such unsecured obligations at September 30, 2008.

It is not clear at this time what impact the EESA, the TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, or other liquidity and funding initiatives will have on the financial markets and the other difficulties described above, including the high levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. global economies. Further adverse effects could have an adverse effect on the Company and its business.

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

Overview

The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995. There are currently eight full-service branch locations, operating in various locations throughout the Cities of Roanoke and Salem, Town of Vinton, and the County of Roanoke. The Bank also has a wealth management subsidiary, Valley Wealth Management Services, Inc. which markets investment and insurance products. Net income derived for the wealth management subsidiary is not significant at this time.

Performance Summary

The following table shows our key performance ratios for the periods ended September 30, 2008, December 31, 2007 and September 30, 2007:

Year To Date

Key Performance Ratios

	9 months Ended 9/30/08	12 months Ended 12/31/07	9 months Ended 9/30/07
Return on average assets	0.46%	0.50%	0.46%
Return on average equity (1)	6.83%	8.03%	7.63%
Net interest margin (2)	2.89%	2.84%	2.85%
Cost of funds	3.40%	4.31%	4.34%
Yield on earning assets	6.18%	7.03%	7.08%
Basic net earnings per share	$0.46	$0.69	$0.48
Diluted net earnings per share	$0.46	$0.68	$0.47

(1)	The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.
(2)	Calculated on a fully taxable equivalent basis (“FTE”)

The following table shows our key performance ratios for the quarters ended September 30, 2008 and 2007:

Quarterly

Key Performance Ratios

	3 months Ended 9/30/08	3 months Ended 9/30/07
Return on average assets	0.45%	0.41%
Return on average equity (1)	6.65%	6.74%
Net interest margin (2)	2.85%	2.84%
Cost of funds	3.18%	4.37%
Yield on earning assets	5.93%	7.10%
Basic net earnings per share	$0.15	$0.15
Diluted net earnings per share	$0.15	$0.14

(1)	The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.
(2)	Calculated on a fully taxable equivalent basis (“FTE”)

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

	Three Months Ended 9/30/08	Nine months Ended 9/30/08
Net interest income, non tax-equivalent	$4,290	$12,639
Less: tax-exempt interest income	(89)	(293)
Add: tax-equivalent of tax-exempt interest income	135	444

Net interest income, tax-equivalent	$4,336	$12,790

Growth

The following table shows our key growth indicators:

Key Growth Indicators

(dollars in thousands)

	9/30/08	12/31/07	9/30/07
Investment securities	$86,181	$81,085	$80,260
Loans, net	$508,939	$482,281	$482,483
Deposits	$461,931	$432,453	$433,979
Total assets	$642,828	$600,967	$599,592

In comparison to the same period last year, our total assets grew by $43.2 million or 7%, net loans grew by $26.5 million or 5% and total deposits grew by $28.0 million or 6%. While our competitors may be pulling back on issuing credit, we continue to experience strong loan demand and strong core deposit growth from customers who prefer dealing with a local, established community bank. Our Prime Money Market account, which has an interest rate tied to the Wall Street Journal Prime rate, continues to attract customers and has accumulated over $90 million in deposits as of the end of the third quarter of 2008, an increase of 25% over the same period last year. Additionally, we are very pleased with the results of our new checking account product, MyLifeStyle Checking, launched earlier this year. This new account is an example of how smaller community banks such as Valley Bank are finding innovative ways to compete against larger competitors in a crowded market. In addition to a great interest rate paid on this account, customers get free access to any ATM nation-wide along with many additional rewards.

Total liabilities at September 30, 2008 were $600.3 million, up 7% from $560.3 million at December 31, 2007 with the increase primarily represented by a $29.5 million increase in deposits and a $12.0 million increase in Federal Home Loan Bank advances.

Shareholders’ Equity

Total shareholders’ equity at September 30, 2008 was $42.5 million compared to $40.7 million at December 31, 2007, an increase of $1.8 million or 4%. The change in shareholders’ equity was impacted by earnings, proceeds from the exercise of incentive stock options and nonqualified stock options, the income tax benefit of the nonqualified options exercised, incentive stock option expense, the change in unrealized gains and losses for securities available-for-sale, and the cumulative effect adjustment to retained earnings for application of EITF Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”. This EITF requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. The Company has two split-dollar life insurance arrangements currently in effect that fall under this pronouncement, and as a result recorded a $178,000 cumulative effect adjustment to retained earnings during the first quarter of 2008.

Total shareholders’ equity (exclusive of unrealized gains (losses) on investment securities and derivatives) was $42.8 million at September 30, 2008 compared with $40.8 million at December 31, 2007, an increase of $2.2 million or 5%.

Net Income

We earned net income of $2,153,000 for the nine months ended September 30, 2008, an increase of $150,000 or 7% over the $2,003,000 reported for the same period in 2007. We earned net income of $717,000 for the three-month period ended September 30, 2008, an increase of $107,000 or 18% over the $610,000 reported for the same period in 2007. A discussion of the individual components making up net income follows.

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

Total interest income amounted to $27,240,000 for the nine months ended September 20, 2008, a decrease of 7% over the $29,218,000 reported for the same period in 2007. Total interest income was $8,986,000 for the three months ended September 2008, a decrease of 10% over the $9,984,000 reported for the three months ended September 30, 2007. The decline in interest income for both periods is due to the significant reduction in the fed funds rate during 2008.

Total interest expense was $14,601,000 for the nine months ended September 20, 2008, a decrease of 17% over the $17,573,000 reported for the same period in 2007. Total interest expense was $4,696,000 for the three months ended September 30, 2008, a decrease of 22% over the $6,024,000 reported for the three months ended September 30, 2007. The decline in interest expense for both periods is due to the significant reduction in the fed funds rate during 2008.

As a result of the above, net interest income was $12,639,000 for the nine months ended September 30, 2008, an increase of $994,000 or 9% from the $11,645,000 reported for the same period in 2007. Net interest income was $4,290,000 for the three months ended September 30, 2008, an increase of $330,000 or 8% from the $3,960,000 reported for the same period in 2007. Our net interest margin was 2.89% for the nine months ended September 30, 2008, up 4 basis points compared to the 2.85% reported for the same period last year. Our net interest margin was 2.85% for the three months ended September 30, 2008, an increase of 1 basis point compared to the 2.84% reported for the same period last year. We are quite pleased with the positive movement in our net interest margin during this period of considerable pressure due to the significant reduction in the fed funds rate during 2008 as well as increased intense competition for deposits.

Many of our competitors are struggling to meet funding and liquidity needs and, as a result, continue to raise deposits at inflated costs, despite the declining interest rate environment.

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

The model also incorporates management’s forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to our earnings. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected. Our cumulative repricing gap for the 90-day time period indicates an asset-sensitive position as of June 30, 2008 (the most recent date for which information is currently available).

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

Noninterest Income

Noninterest income for the three months ended September 30, 2008 and 2007 is shown in the following table:

Noninterest Income

(dollars in thousands)

	3 months Ended 9/30/08	3 months Ended 9/30/07	% Increase/ (Decrease)
Service charges on deposits	$288	$284	1%
Income earned on bank owned life insurance	143	131	9%
Gains/(losses) on disposal of equipment	(4)	(4)	0%
Other income	245	158	55%

Total noninterest income	$672	$569	18%

Noninterest income for the nine months ended September 30, 2008 and 2007 is as follows:

Noninterest Income

(dollars in thousands)

	9 months Ended 9/30/08	9 months Ended 9/30/07	% Increase/ (Decrease)
Service charges on deposits	$839	$889	(6)%
Income earned on bank owned life insurance	421	388	9%
Realized derivatives gains/(losses)	—	51	(100)%
Realized securities gains/(losses)	(14)	(50)	72%
Gains/(losses) on disposal of equipment	(6)	(4)	(50)%
Other income	626	495	26%

Total noninterest income	$1,866	$1,769	5%

As can be seen from the tables above, we experienced an increase in our noninterest income of 18% quarter over quarter and 5% for the nine months ended September 30, 2008 as compared to the same period last year. The increase in both instances is primarily due to the recording of $131,000 in letter of credit fee income, which is included in other income, in the 3r d quarter of 2008, a 201% increase over the same time span in 2007. Previously the Bank recorded this income as it was collected as opposed to recognizing the income as the letter of credit was renewed. However we changed our billing and collection process in July and have aggressively pursued and collected past due letter of credit fees. At the same time, we wrote off stale fees deemed to be uncollectible.

Service charges on deposit accounts consist of a variety of charges imposed on demand deposits, interest-bearing deposits and savings deposit accounts. These include, but are not limited to, the following:

•	Demand deposit monthly activity fees

•	Service charges for checks for which there are non-sufficient funds or overdraft charges

•	ATM transaction fees

•	Debit card transaction fees

The principal factors that may affect current or future income for service charges on deposit accounts are:

•	Internally generated growth

•	Acquisitions of other banks/branches or de novo branches

•	Adjustments to service charge structures

Other fee income consists of several categories, primarily the following:

•	Fees for the issuance of official checks

•	Fees for letters of credit

•	Fees for wire transfers

•	Safe deposit box rent

•	Income from the sale of customer checks

•	Income on real estate loans

•	Extension fees, insurance premiums, and letter of credit fees

•	Income earned from Valley Wealth Management, Inc.

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

Noninterest Expense

Noninterest expense for the three-month period ended September 30, 2008 and 2007 is shown in the following table:

Noninterest Expense

(dollars in thousands)

	3 months Ended 9/30/08	3 months Ended 9/30/07	% Increase/ (Decrease)
Compensation expense	$1,863	1,592	17%
Occupancy expense	227	180	26%

Equipment expense	159	131	21%
Data processing expense	189	182	4%
Advertising and marketing expense	84	65	29%
Insurance expense	97	90	8%
Audit fees	63	85	(26)%
Legal fees	90	70	29%
Franchise tax expense	100	85	18%
Business manager expense	71	64	11%
Deposit expense	79	56	41%
Loan expense	60	50	20%
Computer software expense	112	94	19%
Other expense	346	350	(1)%

Total noninterest expense	$3,540	3,094	14%

In total, our noninterest expenses have increased by $446,000 or 14% for the three-months ended September 30, 2008 as compared to the three-months ended September 30, 2007.

•

Our compensation expense has increased due to the officer merit increases that were effective January 1, 2008 as well as the addition of several new lending related positions during the first half of this year and the addition of our Director of Internal Audit in late 2007.

•

Occupancy and equipment expenses have increased primarily due to the renovation of the 5th floor of our main headquarters. We took occupancy of this floor in February 2008. We also opened our new full-service branch office in South Roanoke in September 2008. The full impact of this opening on occupancy and equipment expense will be seen beginning in the 4th quarter of 2008.

•	Advertising and marketing expenses are up due to the television and radio advertising campaign for our new checking account product, My LifeStyle Checking.

•

Our legal fees have increased this quarter due to work performed on our employee benefit plans to bring them into compliance with IRS Rule 409A as well as work performed in relation to the resolution of our problem assets.

•

Contributing to the increase in our deposit expense was an $8,800 loss on two fraudulent checks discovered by bank personnel in the 3rd quarter. Additionally, we incurred approximately $5,000 in new expenses relating to our new checking product and approximately $2,000 related to participation in the CDARS network.

•	The increase in loan expense is related to the Special Assets consultant we hired during the first quarter of 2008 to assist with the work-out of our problem assets.

•	Computer software expenses have increased primarily due to software costs associated with My LifeStyle checking, as well as costs associated with a new loan documentation system.

•	We had experienced significant decreases in our audit fees as a result of the movement of our internal audit function from an outsourced environment to internal at the end of 2007.

Noninterest expense for the nine months ended September 30, 2008 and 2007 is as follows:

Noninterest Expense

(dollars in thousands)

	9 months Ended 9/30/08	9 months Ended 9/30/07	% Increase/ (Decrease)
Compensation expense	$5,453	$4,875	12%
Occupancy expense	666	560	19%
Equipment expense	483	409	18%
Data processing expense	601	493	22%
Advertising and marketing expense	386	221	75%
Insurance expense	306	259	18%
Audit fees	184	273	(33)%
Legal fees	166	150	11%
Franchise tax expense	301	254	19%
Business manager expense	166	215	(23)%
Deposit expense	189	184	3%
Loan expense	152	126	21%
Computer software expense	336	260	29%
Other expense	1,021	1,062	(4)%

Total noninterest expense	$10,410	$9,341	11%

In total, our noninterest expenses have increased by $1,069,000 or 11% over the same period last year. We have experienced a number of increases and decreases in the various categories year-to-date, due to the same activities described above for quarter-over-quarter increases. In addition to the items mentioned above, we have reported larger increases in data processing year-over-year due to the conversion to an imaged environment during the 3rd quarter of 2007. Our business manager program has seen a decline in number of customers in 2008 as compared to 2007 and as a result, expenses associated with the program have declined year over year. Finally, the increase in our franchise tax expense is due to the increase in deposits.

Noninterest expenses are expected to continue to increase as a direct result of business growth, expansion, and complexity of banking operations as well as compliance with the Sarbanes-Oxley Act, which imposes additional management and reporting burdens on reporting companies such as this one.

Income Taxes

To reflect our anticipated federal income tax liability, an expense of $828,000 effective tax rate of 27.8% was recognized for the nine months ended September 30, 2008, compared to an expense of $746,000 at an effective tax rate of 27.1% recognized for the nine months ended September 30, 2007. The provision for income taxes for the third quarter of 2008 was $270,000 at an effective tax rate of 27.4%, as compared to $343,000 at an effective tax rate of 36.0% for the third quarter of 2007. During the third quarter of 2007, we recognized an $84,000 “true-up” to our tax provision based on our 2006 tax return. This expense was related to correcting the valuation on two federal tax credits taken during the 2nd quarter 2007 and 4th quarter 2006.

Without this “true-up”, our effective tax rate for the third quarter of 2007 would have been 27.2%. Additionally, factors contributing to the difference between the effective tax rate and the statutory rate of 34% include provision for loan loss reserves not allowed for tax purposes, tax-exempt interest income on municipal securities (net of disallowance), interest income on non-performing assets, and purchased tax credits carried forward and tax-exempt income earned on bank-owned life insurance.

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

Investment securities (available for sale and held to maturity), including restricted equity securities, at September 30, 2008 were $86.2 million, an increase of $5.1 million or 6% from their level of $81.1 million on December 31, 2007. See Note 3 to the Consolidated Financial Statements.

Loan Portfolio

Our total loans were $514.3 million at September 30, 2008, an increase of $27.1 million or 6% from the $487.2 million reported at December 31, 2007. Our ratio of total loans to total funding sources (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and guaranteed preferred beneficial interests in the Company’s junior subordinated debentures) stood at 87.6% at September 30, 2008 and 88.0% at December 31, 2007. Management seeks to maintain the ratio of loans to funding sources at a maximum of 90%.

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

The following table summarizes the loan portfolio by category, net of deferred fees, as of September 30, 2008 and 2007 and December 31, 2007:

Loan Portfolio Summary

(dollars in thousands)

	9/30/08		12/31/07		9/30/07
	$	%	$	%	$	%
Commercial	90,038	17.5	87,551	18.0	85,933	17.6
Commercial real estate	192,752	37.5	170,599	35.0	176,264	36.1
Real estate construction	99,005	19.2	106,195	21.8	101,651	20.8
Residential real estate	126,794	24.7	115,458	23.7	116,667	23.9
Loans to individuals (except those secured by real estate)	5,728	1.1	7,361	1.5	7,337	1.6

Total loans	514,317	100.0	487,164	100.0	487,852	100.0

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

In recognition of our estimate of inherent risks associated with lending activities, a provision for loan losses of $1,114,000 was recorded during the nine months ended September 30, 2008, a decrease of $210,000 or 16% in comparison to the $1,324,000 reported during the same period in 2007. Net charge-offs for the nine-month period ended September 30, 2008 were $619,000 as compared to $1,614,000 for the nine-month period ended September 30, 2007, a decrease of $995,000 or 62%. The ratio of the allowance for loan losses to total loans outstanding was approximately 1.05% at September 30, 2008, which compares to approximately 1.00% of gross loans at December 31, 2007 (see Note 4 to the Consolidated Financial Statements). These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions.

A provision for loan losses of $435,000 was provided during the three months ended September 30, 2008, a decrease of $47,000 or 10% over the $482,000 reported during the same period in 2007. Net charge-offs for the quarter ended September 30, 2008 were $75,000 as compared to $1,167,000 for the same period last year, a decrease of $1,092,000 or 94%. Included in our provision for the third quarter of 2008 are specific reserves of $261,000 on our impaired assets and $174,000 in additional general reserves due to the declining economic environment. We continue to be concerned about the general slowdown in economic activity and the overall weakness in the residential real estate market. However, we are confident in our ability to navigate through the effects of the current economic and financial environment.

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

Our non-performing asset ratio is well below our peers and has improved significantly as compared to September 30, 2007. As of September 30, 2008, total non-performing assets amounted to $2,170,000 or 0.34% of total assets, compared to $8,271,000, or 1.38% of total assets as of September 30, 2007, representing a $6,101,000 or 74% decrease year over year. Our loans past due more than 90 days as a percentage of total loans were at 0.00% at September 30, 2008 and December 31, 2007. Our foreclosed, repossessed and idled properties was at $500,000 at September 30, 2008, an increase of $55,000 from December 31, 2007, but a substantial decrease of $836,000 as compared to June 30, 2008. The decrease is attributable to the following:

•	Foreclosure on a spec house with a market value of approximately $279,000 was sold in the third quarter with a slight loss taken.

•	Foreclosure on a residential house with a fair market value of approximately $296,000 was sold in the third quarter with a slight gain taken.

•	Five (of a total of 15) lots were sold in a residential community that was foreclosed on in the 4th quarter of 2007. The value of this transaction was $199,000.

•

We wrote down the values of the foreclosed, repossessed and idled properties still owned by the bank as of September 30, 2008 by $74,000 in the third quarter to reflect the most current approximate fair market values.

A total of $477,000 in specific reserves is included in the balance of the allowance for loan losses as of September 30, 2008 for impaired loans, which compares to a total of $673,000 as of December 31, 2007 and $1,056,000 as of September 30, 2007. Although we presently believe any potential loss exposure has been fully reserved for our impaired loans at September 30, 2008 and the remaining balances are secured by customer assets pledged as collateral, it is obviously a situation which can change, which we are constantly monitoring.

Nonperforming assets at September 30, 2008, December 31, 2007 and September 30, 2007 are presented in the following table:

Nonperforming Assets

(dollars in thousands)

	9/30/08	12/31/07	9/30/07
Nonaccrual loans	$1,669	$7,029	$8,271
Loans past due 90 days or more	—	—	—
Restructured loans	—	—	—

Total nonperforming loans	$1,669	$7,029	$8,271

Foreclosed, repossessed and idled properties	500	445	—

Total nonperforming assets	$2,169	$7,474	$8,271

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

If nonaccrual loans had performed in accordance with their original terms, additional interest income in the amount of $151,000 for the nine-month period ended September 30, 2008; $910,000 for the year ended December 31, 2007; and $704,000 for the nine-month period ended September 30, 2007 would have been recorded.

Other Assets

We have purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s Supplemental Executive Retirement Plan (“SERP”) and other employee benefit costs including health insurance, dental insurance, life insurance, and 401(k) employer match. Bank owned life insurance was $12,260,000 at September 30, 2008 an increase of $621,000 over the $11,639,000 reported as of December 31, 2007. The increase is due to the $421,000 increase in the cash surrender value of the life insurance contracts and a $200,000 purchase of additional life insurance on one of our key executives.

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

The following table summarizes our total deposits at September 30, 2008 and December 31, 2007:

Deposit Summary

(dollars in thousands)

	9/30/08		12/31/07		Increase/(Decrease)
	$	%	$	%	$	%
Time deposits	273,162	59.1	263,941	61.0	9,221	3.5
Interest bearing demand & money market	112,197	24.3	100,840	23.3	11,357	11.3
Savings	58,227	12.6	51,310	11.9	6,917	13.5

Total interest bearing deposits	443,586	96.0	416,091	96.2	27,495	6.6

Noninterest demand & official checks	18,345	4.0	16,362	3.8	1,983	12.1

Total deposits	461,931	100.0	432,453	100.0	29,478	6.8

We would prefer to have transaction accounts comprise a larger percentage of total deposits, but in order to fund our loan growth we often have to rely on higher-cost certificates of deposit. Within the certificate of deposit category, in the past, we have marketed CDs nationally to institutional depositors, primarily banks, thrift institutions and credit unions, through an Internet-based rate posting service. National market CDs at September 30, 2008 were $4.7 million and represent 1.7% of total CDs and 1.0% of total deposits at September 30, 2008.

We continue to experience strong core deposit growth from customers who prefer dealing with a local, established community bank. Our Prime Money Market account, which has an interest rate tied to the Wall Street Journal Prime rate, continues to attract customers and has accumulated over $90 million in deposits as of the end of the third quarter of 2008, an increase of 25% over the same period last year. Additionally, we are very pleased with the results of our new checking account product, MyLifeStyle Checking, launched earlier this year. Both of these products have been instrumental in the execution of our strategy to reduce our overall reliance on certificates of deposits.

Short-Term Borrowings

Total short-term borrowings (including federal funds purchased and securities sold under agreements to repurchase) decreased by $2.2 million from their level of $49.6 million at December 31, 2007 to a total of $47.4 million as of September 30, 2008. The decrease is due to a $0 federal funds purchased position at September 30, 2008 as compared to the $3.3 million federal funds purchased position at December 31, 2007. Conversely, our commercial sweep account program has experienced a $2.1 million increase since December 31, 2007. Short-term borrowings at September 30, 2008 include Federal Home Loan Bank of Atlanta (“FHLB”) borrowings in the amount of $12.0 million and a commercial sweep account program in the amount of $35.4 million.

The FHLB borrowings include two fixed rate credits. The first loan is a $5 million fixed rate credit at 4.4975% that matures on October 31, 2008 and the second FHLB borrowing is a $7 million fixed rate credit at 2.675% that matures on November 12, 2008.

The commercial sweep program involves balances subject to repurchase agreements which are reported as short term borrowings rather than deposits since they are not FDIC insured. The balance in the program is $35.4 million at September 30, 2008, an increase of $2.1 million from the $33.3 million level at December 31, 2007. The program consists of a demand deposit account from which we invest available balances daily in securities on an overnight basis subject to repurchase. On the following business day, we repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month.

Long-Term Borrowings

Federal Home Loan Bank advances are relatively cost-effective funding sources and provide us with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Long-term convertible Federal Home Loan Bank advances totaled $68.0 million at September 30, 2008 and $55.0 million at December 31, 2007. (See Footnote 9 of the Company’s Consolidated Financial Statements for more information on the long-term advances.)

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

The debenture proceeds from Trust I, Trust II, and Trust III are included in our Tier 1 capital for regulatory capital adequacy purposes to the extent that they do not exceed 25% of our total Tier I capital including the securities. Of the total $16,000,000 in trust preferred proceeds from all three trusts, $14,280,000 is included in Tier 1 capital at September 30, 2008. The remaining $1,720,000 is included in Tier 2 capital at September 30, 2008. Our obligations with respect to the issuance of Trust I, Trust II and Trust III’s preferred securities and common securities constitute a full and unconditional guarantee of Trust I, Trust II and Trust III’s obligations with respect to the preferred securities and common securities. Subject to certain exceptions and limitations, we may elect from time to time to defer interest payments on our junior subordinated debentures, which would result in a deferral of distribution payments on Trust I, Trust II and Trust III’s preferred trust securities and common securities.

Capital Adequacy

We seek to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses. Our financial position at September 30, 2008 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. We review the adequacy of our capital on an ongoing basis at the Company and Bank level and are committed to maintaining a total risk based capital ratio of 10% or greater at the Bank level, as is required for a “well capitalized” institution.

For the periods indicated, the Company had the following risk-based capital and leverage ratios:

Valley Financial Corporation

Ratio	Well Capitalized	9/30/08	12/31/07	9/30/07
Tier 1	6.0%	10.7%	10.7%	9.9%

Total	10.0%	12.0%	12.1%	11.6%

Leverage	5.0%	9.0%	9.1%	8.5%

For the periods indicated, the Bank had the following risk-based capital and leverage ratios:

Valley Bank

Ratio	Well Capitalized	9/30/08	12/31/07	9/30/07
Tier 1	6.0%	9.6%	9.6%	9.4%

Total	10.0%	10.6%	10.6%	10.5%

Leverage	5.0%	8.1%	8.2%	8.1%

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

Liquid assets, which include cash and due from banks, federal funds sold, interest-bearing deposits at other banks and non-pledged securities available-for-sale, at September 30, 2008, totaled $22.4 million compared to $20.0 million at December 31, 2007. Our funding sources consist of an established federal funds line with a regional correspondent bank totaling $12.0 million that had a $0 balance as of September 30, 2008, three established federal funds lines with third party banks totaling $23.0 million that had a outstanding balances totaling $0 as of September 30, 2008, and an established line with the FHLB that had $80.0 million outstanding under a total line of $92.6 million as of September 30, 2008. We believe these arrangements will be renewed at maturity.

We sell excess funds as overnight federal funds sold to provide an immediate source of liquidity. We had federal funds sold of $12.4 million at September 30, 2008 and $0 at December 31, 2007.

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

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting. The press release includes guidance on the use of management’s internal assumptions and the use of “market” quotes. It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 13) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of September 30, 2008 and determined that it did not result in a change to its impairment estimation techniques.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, during the quarter.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter.

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon Senior Securities in the quarter.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On November 12, 2008, the Company and Mr. Ellis L. Gutshall, President and Chief Executive Officer, entered into an amended employment agreement with an effective date of November 1, 2008. The amendments to the agreement were designed to bring the agreement into written compliance with Section 409A of the Internal Revenue Code, as amended (the “Code”) and Treasury Regulations thereunder. Code Section 409A-driven changes include a required six-month delay for payments made upon a separation from service, where the recipient is a key employee of a public company. Expense reimbursement provisions found in the agreement also contain new language to ensure that Code Section 409A’s requirements are met. The agreement was also amended to include a simplified section on the parties’ split dollar arrangement, which now simply says that the terms of that arrangement governs. The Good Reason definition was modified to reflect the intent that a Good Reason termination may occur prior to a Change in Control. Finally, language stating that the Employer will have any successor assume the obligations of the agreement is now mandatory. Previously, the Executive was required to request the Employer obtain such assurances. The agreement is filed herewith as Exhibit 10.1.

On November 12, 2008, the Company and Ms. Kimberly B. Snyder, Executive Vice President and Chief Financial Officer (“Employee”), entered into an employment agreement with an Effective Date of November 1, 2008. The material terms of the agreement provide for an initial 2-year term and provide that if the Employee’s employment is terminated by the Company without cause or by the Employee with good reason (as these terms are defined in the agreement), the Company will make a severance payment to the Employee equal to the total base salary that the Employee would have earned had Employee continued in the Company’s employ through the remaining term of the agreement, such base salary to be at the rate in effect at the time Notice of Termination is given. Such severance payment will be made on the first day of the month following the six-month anniversary of the Employee’s date of termination. Additionally, the agreement provides that upon termination of Employee’s employment within thirty-six (36) months following a change in control for reasons other than death, retirement, cause, disability, or good reason (as these terms are defined in the agreement), the Company shall pay to the Employee an amount equal to 2.99 multiplied by the Employee’s annualized includable compensation for the base period (calculation defined in the agreement). The agreement also contains a 2-year non competition agreement if the Employee’s employment is terminated by Employee other than for good reason or by Employer other than for cause. The agreement is filed herewith as Exhibit 10.2.

On November 12, 2008, Valley Bank (“Bank”) and Ms. Kimberly B. Snyder, Executive Vice President and Chief Financial Officer (“Employee”), entered into a split-dollar insurance agreement with an effective date of November 1, 2008. The Bank has paid the entire premium of a life insurance policy (“Policy”) on the life of the Employee and is the direct beneficiary of an amount equal to the death proceeds of the Policy less the Employee Proceeds (as hereinafter defined). The terms of the agreement provide that upon the death of the Employee, a payment shall be made to Employee’s designated beneficiary or beneficiaries equal to three times the Employee’s base salary during the last full year of Employee’s employment with the Company (“Employee Proceeds”) and the excess of the death proceeds paid to Valley Bank. In the event the total death proceeds are insufficient to pay the Employee Proceeds, the Company shall not be obligated to make up and pay the difference to Employee’s designated beneficiary. The agreement shall terminate automatically upon termination of Employee’s employment with either the Bank or the Company regardless of reason, cause or event except for (a) Employee’s death; (b) Employee’s Disability; or (c) Employee terminates employment for Good Reason (as defined in Employee’s Employment agreement). The agreement is filed herewith as Exhibit 10.3.

On November 12, 2008, the Company entered into Change in Control Severance Agreements with the following Named Executive Officers: John T. McCaleb, Executive Vice President and Chief Lending Officer and Andrew M. Agee, Senior Vice President and Senior Real Estate Office. Each severance agreement provides that, if the executive’s employment is terminated by the Company after a Change in Control without cause or by the employee with good reason (as these terms are defined in the agreement), the Company will make a severance payment to the executive equal to two times the executive’s annual salary as then in effect. The agreements contain other terms, including a 2-year non competition agreement if the executive’s employment is terminated by the executive other than for good reason or by Employer other than for cause. A form of the agreement is filed herewith as Exhibit 10.4.

The Company amended its Supplemental Executive Retirement Plan (“Plan”) to consolidate administration and bring each existing plan into written compliance with Section 409A of the Internal Revenue Code, as amended (the “Code”) and Treasury Regulations thereunder. Written Compliance is required by December 31, 2008. Code Section 409A-driven changes include minor revisions to the “Disabled” definition, and inclusion of a complaint definition of “Separation from Service”. In addition, the plan now incorporates a required six-month delay for payments made to a key employee (defined in the Plan as a “specified employee”) upon a separation from service. The effective date of the amended Plan is November 1, 2008.

Structural changes relating to the consolidation of individual plans include (i) a description of eligibility criteria; (ii) rewording to tie benefits to years of participation (as opposed to years since the effective date of an individual plan); (iii) using exhibits to set forth the particular vesting schedule applicable to each individual participant; and changing references in affected plan sections accordingly; (iv) using exhibits to set forth assumptions and factors for computation of each participant’s benefit; and (v) the addition of plan amendment and termination provisions.

Changes designed to improve existing language include (i) more detail in the description of the Target Annual Accrual to match actual operations; (ii) rewording of the payment provisions for clarity; (iii) streamlined claims procedures language; and (iv) affirmative statements regarding the Administrator’s fiduciary discretion to determine entitlement to benefits.

The Company entered into new Plan agreements reflecting the amendments described above with the following Named Executive Officers on November 12, 2008: Ellis L. Gutshall, President and Chief Executive Officer; Kimberly B. Snyder, Executive Vice President and Chief Financial Officer; John T. McCaleb, Executive Vice President and Chief Lending Officer; and Andrew M. Agee, Senior Vice President and Senior Real Estate Officer. A form of the Plan is filed hereto as Exhibit 10.5.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Amended Employment Agreement between the Company and Mr. Ellis L. Gutshall, President and Chief Executive Officer.*

10.2	Employment Agreement between the Company and Ms. Kimberly B. Snyder, Executive Vice President and Chief Financial Officer.*

10.3	Split-Dollar Insurance Agreement between the Company and Ms. Kimberly B. Snyder, Executive Vice President and Chief Financial Officer.*

10.4	Form of Change in Control Severance Agreement between the Company and Mr. John T. McCaleb, Executive Vice President and Chief Lending Officer and Mr. Andrew B. Agee, Senior Vice President and Senior Real Estate Officer.*

10.5	Form of Amended Supplemental Retirement Plan between the Company and Mr. Ellis L. Gutshall, President and Chief Executive Officer; Ms. Kimberly B. Snyder, Executive Vice President and Chief Financial Officer; Mr. John T. McCaleb, Executive Vice President and Chief Lending Officer; and Mr. Andrew M. Agee, Senior Vice President and Senior Real Estate Officer.*

11.0	Statement re Computation of Earnings per Share (filed herewith as Footnote 5)*.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

November 13, 2008	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief Executive Officer

November 13, 2008	/s/ Kimberly B. Snyder
Date	Kimberly B. Snyder, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amended Employment Agreement between the Company and Mr. Ellis L. Gutshall, President and Chief Executive Officer.*

10.2	Employment Agreement between the Company and Ms. Kimberly B. Snyder, Executive Vice President and Chief Financial Officer.*

10.3	Split-Dollar Insurance Agreement between the Company and Ms. Kimberly B. Snyder, Executive Vice President and Chief Financial Officer.*

10.4	Form of Change in Control Severance Agreement between the Company and Mr. John T. McCaleb, Executive Vice President and Chief Lending Officer and Mr. Andrew B. Agee, Senior Vice President and Senior Real Estate Officer.*

10.5	Form of Amended Supplemental Retirement Plan between the Company and Mr. Ellis L. Gutshall, President and Chief Executive Officer; Ms. Kimberly B. Snyder, Executive Vice President and Chief Financial Officer; Mr. John T. McCaleb, Executive Vice President and Chief Lending Officer; and Mr. Andrew M. Agee, Senior Vice President and Senior Real Estate Officer.*

11.0	Statement re Computation of Earnings per Share (filed herewith as Footnote 5).*

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.