Form 10-K
period 2008-12-31
VALLEY FINANCIAL CORP /VA/
filed 2009-03-27
CIK 921590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number: 000-28342

VALLEY FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

VIRGINIA	54-1702380
(State of Incorporation)	(I.R.S. Employer
Identification Number)
36 Church Avenue, S.W.
Roanoke, Virginia 24011
(Address of principal executive offices)

Registrant’s telephone number, including area code (540) 342-2265

Securities registered under Section 12(b) of the Exchange Act of 1934:

Name of Each Exchange on
Title of Each Class	Which Registered
Common Stock, No par value	Nasdaq Capital Market

Securities registered under Section 12(g) of the Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☐	Smaller reporting company	☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

The aggregate market value of Valley Financial Corporation Common Stock held by non-affiliates of Valley Financial Corporation as of June 30, 2008 was $23,393,124.

The number of shares of Valley Financial Corporation Common Stock outstanding as of March 6, 2009 was 4,680,251.

Documents of Which Portions	Parts of Form 10-K into Which Portion of
Are Incorporated by Reference	Documents Are Incorporated
Proxy Statement for Valley Financial	Certain Items in Part III as indicated
Corporation’s 2009 Annual
Meeting of Shareholders

Table of Contents

VALLEY FINANCIAL CORPORATION

FORM 10-K

December 31, 2008

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management and risks and uncertainties. Actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to:

1.	changes in interest rates;
2.	general economic conditions, either nationally or regionally;
3.	the legislative/regulatory climate;
4.	the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
5.	the demand for loan products;
6.	the demand for deposit products;
7.	competitive pressures among depository and other financial institutions;
8.	the demand for financial services in our market area;
9.	technology;
10.	accounting principles, policies and guidelines;
11.	difficult market conditions in our industry;
12.	unprecedented levels of market volatility;
13.	effects of soundness of other financial institutions;
14.	uncertain outcome of recently enacted legislation to stabilize the U.S. financial system; and
15.	the potential impact on us of recently enacted legislation.

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

The Bank opened for business on May 15, 1995 at its main office in the City of Roanoke, opened its second office on September 11, 1995 in the County of Roanoke, its third office on January 15, 1997 in the City of Roanoke, its fourth office in the City of Salem on April 5, 1999, its fifth office in the City of Roanoke on May 7, 2001, its sixth office in County of Roanoke on May 20, 2002, its seventh office in the City of Roanoke on December 8, 2003, and its eighth office in the City of Roanoke on May 9, 2005. Additionally, the Bank opened its wealth management subsidiary, Valley Wealth Management Services, Inc., in the City of Roanoke on June 23, 2005. During 2008, the Bank relocated its City of Roanoke branch office from 2203 Crystal Spring Avenue to 110 McClanahan Street. The new branch office is a full-service branch with a drive-through window.

The Bank operates under a state charter issued by the Commonwealth of Virginia, and engages in the business of commercial banking. Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) and it is a member of the Federal Reserve System. Our primary purpose is to own and manage the Bank.

Effective June 26, 2003, Valley Financial (VA) Statutory Trust I was established as a wholly-owned subsidiary of the Company for the purpose of issuing trust preferred securities. Effective October 16, 2002, the Bank established VB Investments, LLC as a wholly-owned subsidiary of the Bank to be a limited partner in various tax credit partnerships. The establishment of the subsidiary gives the Bank the right to utilize certain federal and state tax credits. Effective September 26, 2005, Valley Financial (VA) Statutory Trust II was established as a wholly-owned subsidiary of the Company for the purpose of issuing additional trust preferred securities. Effective December 15, 2006, Valley Financial Statutory Trust III was established as a wholly owned subsidiary of the company for the purpose of issuing additional trust preferred securities. These entities raised capital (in the case of the statutory trusts) or investments (in the case of the LLC) for the Company and the Bank. Effective July 13, 2007, VFC Properties, LLC was established as a wholly-owned subsidiary of the Company to provide credit intermediary services for the Bank. This entity was dissolved in July 2008. A new entity, VB Land, LLC was established in September 2008 as a wholly-owned subsidiary of the Bank to provide credit intermediary services for the Bank.

Banking Services

We conduct a general commercial banking business while emphasizing the needs of small-to-medium sized businesses, professional concerns, and individuals.

Deposit Services

We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank’s principal market area at rates competitive to those offered in the area. In addition, we offer certain retirement account services, such as Individual Retirement Accounts. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (currently unlimited for all transaction accounts with an interest rate of 0.50% or lower; and $250,000 per depositor for all other accounts, subject to aggregation rules). We solicit accounts from individuals, businesses, associations and organizations and governmental authorities.

During 2008, the Bank joined the Promontory Interfinancial Network which allows us to participate in the Certificate of Deposit Account Registry Service, or CDARS. CDARS gives us the ability to provide our deposit customers access to FDIC insurance in amounts exceeding the existing FDIC limit. This will permit our institution better to attract and retain large deposits from businesses, nonprofit organizations, individuals and other customers that require an assurance of safety. Additionally during the fourth quarter of 2008, the Bank implemented its remote deposit transaction delivery system (“RDC”) which allows the Bank to receive digital information from deposit documents captured at remote locations. These locations may be our branches, ATMs, domestic and foreign correspondents, or locations owned or controlled by commercial or retail customers of the Bank. In substance, RDC is similar to traditional deposit delivery systems; however, it enables customers of financial institutions to deposit items electronically from remote locations. RDC can decrease processing costs, support new and existing banking products, and improve customers’ access to their deposits; however, it introduces additional risks to those typically inherent in traditional deposit delivery systems.

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

Residential real estate loans are secured by deeds of trust on 1-4 family residential properties. The Bank also serves as a broker for residential real estate loans placed in the secondary market. There are occasions when a borrower or the real estate does not qualify under secondary market criteria, but the loan request represents a reasonable credit risk. Also, an otherwise qualified borrower may choose not to have their mortgage loan sold. On these occasions, if the loan meets the Bank’s internal underwriting criteria, the loan will be closed and placed in the Bank’s portfolio. Residential real estate loans carry risk associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

The Bank makes loans for the purpose of financing the construction of business and residential structures to financially responsible business entities and individuals. Additionally, the Bank makes loans for the purpose of financing the acquisition and development of commercial and residential projects. These loans are subject to additional underwriting standards as compared to our commercial and residential real estate loans, due to the following inherent risks associated with construction and development loans. Construction loans and acquisition and development loans bear the risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may at any point in time total less than the principal amount of the loan. Construction loans and acquisition and development loans also bear the risk that the general contractor, who may or may not be the Bank’s loan customer, is unable to finish the construction project as planned because of financial pressures unrelated to the project. Loans to customers that are made as permanent financing of construction loans may likewise under certain circumstances be affected by external financial pressures.

The Bank routinely makes consumer loans, both secured and unsecured, for financing automobiles, home improvements, education, and personal investments. The credit history, cash flow and character of individual borrowers is evaluated as a part of the credit decision. Loans used to purchase vehicles or other specific personal property and loans associated with real estate are usually secured with a lien on the subject vehicle or property. Negative changes in a customer’s financial circumstances due to a large number of factors, such as illness or loss of employment, can place the repayment of a consumer loan at risk. In addition, deterioration in collateral value can add risk to consumer loans.

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

Other Services

Other Bank services include safe deposit boxes, certain cash management services including overnight repurchase agreements, merchant purchase and management programs, traveler’s checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. We operate seven proprietary ATM’s and are associated with the Star, Cirrus and The Exchange shared networks of automated teller machines that may be used by Bank customers throughout Virginia and other regions. We also offer VISA and MasterCard credit card services as well as a debit-check card. Our lockbox service provides a simple and efficient way to collect accounts receivable payments locally for businesses and non-profit organizations.

Financial Services

On June 23, 2005, Valley Wealth Management Services, Inc., (VWM) a wholly-owned subsidiary of the Bank, began offering non-deposit investment products and insurance products for sale to the public. VWM is working with Infinex Investments, Inc., in which the Company has a small interest due to the 2008 merger of Infinex Investments, Inc. with BI Investments, LLC. Prior to the merger, BI

Investments Inc. had been established as a joint effort by a group of Virginia banks through the Virginia Bankers Association to facilitate the sale of securities-related products and services.

We have no immediate plans to obtain or exercise trust powers. We may in the future offer a full-service trust department, but cannot do so without the prior approval of our primary regulators, the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission.

Operating Revenue

The following table sets forth, for the two fiscal years ended December 31, 2008 and 2007, the percentage of total operating revenue contributed by each class of similar services which contributed 15 percent or more of total consolidated revenues of the Company during such periods.

Period	Class of Service	% of Total Revenues
December 31, 2008	Interest and fees on loans	81.79%
December 31, 2007	Interest and fees on loans	84.78%

Location and Service Area

Our primary service area is the Roanoke Metropolitan Statistical Area (the “Roanoke MSA”), which is the regional center for southwest Virginia, and is located approximately 165 miles west of Richmond, Virginia, 178 miles northwest of Charlotte, North Carolina, 178 miles east of Charleston, West Virginia and 222 miles southwest of Washington, D.C.

The population in the Roanoke MSA was estimated at 295,050 in 2006 per the Weldon Cooper Center for Public Services, University of Virginia. The Roanoke MSA’s growth typically is slower than that in the Commonwealth overall and in other key Virginia markets in particular. The Virginia Employment Commission reported that the Roanoke MSA had an unemployment rate of 4.6% in November 2008, compared with 6.5% nationally and 4.6% for Virginia.

The business community in the Roanoke MSA is well diversified by industry group. The principal components of the economy are retail trade, services, transportation, manufacturing, finance, insurance, and real estate. The Roanoke MSA’s position as a regional center creates a strong medical, legal and business professional community. Carilion Health System, Advance Auto Parts, Lewis-Gale Hospital, and the Veterans Administration Hospital are among Roanoke’s largest employers. Other large employers include Norfolk Southern Corporation, General Electric Co., Wachovia (a Wells Fargo Company), The Kroger Company – Mid Atlantic, and ITT Industries Night Vision.

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

Our market area is a highly concentrated, highly branched banking market. Currently, the Bank, Bank of Botetourt, Bank of Fincastle, and Hometown Bank are the only locally owned and operated commercial banks. Most competitors are subsidiaries of holding companies headquartered in Georgia, Tennessee, Northern Virginia, and California. Numerous credit unions operate additional offices in the Roanoke MSA. Further, various other financial companies, ranging from local to national firms, provide financial services to residents of the Bank’s market area.

We believe that the Bank will continue to be able to compete effectively in this market, and that the community reacts favorably to our community bank focus and emphasis on service to small businesses, individuals and professional entities.

Employees

At December 31, 2008 the Company had 131 full-time employees and 4 part-time employees.

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

Financial Modernization Legislation/Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (the “GLBA”), enacted on November 12, 1999, broadly rewrote financial services legislation. The GLBA repealed affiliation and management interlock prohibitions of the Depression-era Glass-Steagall Act and added new substantive provisions to the non-banking activities permitted under the BHCA with the creation of the financial holding company. Subject to restrictions, the GLBA permits financial holding companies to directly engage in a broader range of activities than are permissible for a bank holding company. These include underwriting insurance, providing investment advice and underwriting securities among others.

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

Capital Purchase Program Regulation. Requirements and restrictions that apply to us under the Emergency Economic Stabilization Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act of 2009 (“ARRA”) are discussed below under “Recent Developments”.

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

The Bank Insurance Fund (the “BIF”) is maintained for commercial banks with insurance premiums from the industry, including the Bank, used to offset losses from insurance payouts when banks fail. Also, the Bank is charged a deposit-based assessment by the FDIC in connection with the so-called Financing Corporation (“FICO”) bonds issued by the federal government to finance the savings and loan industry bailout. Deposit insurance premiums vary with the strength of the banking industry, the level of the BIF insurance fund and the Bank’s individual risk rating as determined by the FDIC. Due to the number of bank failures during 2008, the FDIC has announced that it will be increasing insurance premiums for all Banks beginning in 2009. Currently, banks pay anywhere from five basis points to 43 basis points for deposit insurance. Under the proposal, the assessment rate schedule would be raised uniformly by 7 basis points (annualized) beginning on January 1, 2009. Beginning with the second quarter of 2009, changes would be made to the deposit insurance assessment system to make the increase in assessments fairer by requiring riskier institutions to pay a larger share. Together, the proposed changes would improve the way the system differentiates risk among insured institutions and help ensure that the reserve ratio returns to at least 1.15 percent by the end of 2013. We anticipate the new assessment rates will increase the Company’s insurance premiums by over $300,000 in 2009.

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

Dividends. The Bank began paying dividends to the Company in 2003 as needed to cover the interest expense due on the guaranteed preferred beneficial interests in the Company’s junior subordinated debentures. The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by state law, regulations and policies. The Bank did not pay any dividends to the Company in 2007 or 2008. See “Capital Regulations” below, “Item 5. Market for Common Equity and Related Stockholder Matters”, and Note 16 to the Consolidated Financial Statements.

Capital Regulations. The federal bank regulatory authorities impose certain capital requirements on the Company and the Bank. In addition to minimum capital levels prescribed by regulation, the Virginia Commission and the Federal Reserve have authority to require higher capital levels on a case-by-

case basis as part of their supervisory and enforcement powers, including approval of expansion programs.

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

The regulations define five categories of compliance with regulatory capital requirements, ranging from “well capitalized” to “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2008, the Company and the Bank qualified as “well-capitalized” institutions (see Note 18 to the Consolidated Financial Statements). At December 31, 2008 the Company and the Bank had the following risk-based capital and leverage ratios relative to regulatory minimums:

Capital Ratios

Ratio	Company 12/31/08	Bank 12/31/08	Minimum Required for Capital Adequacy Purposes	Minimum Required for “Well Capitalized” Designation
Tier 1	13.1%	9.0%	4.0%	6.0%
Total	14.4%	10.3%	8.0%	10.0%
Leverage	11.3%	7.8%	4.0%	5.0%

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

Effect of Governmental Monetary Policies

The earnings of the Bank are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments, deposits, interest income, and interest expense through its open market operations in United States government securities and through its regulation of interest rates and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Recent Developments

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of residential-related loans and mortgage-backed securities, but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital to merge with larger and stronger institutions and, in some cases, to fail.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. Additionally, in some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.

Emergency Economic Stabilization Act of 2008.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the EESA was signed into law on October 3, 2008. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, Treasury Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury will purchase equity stakes in certain banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock (from the $700 billion authorized by the EESA). In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. Secretary Paulson also announced that nine large financial institutions agreed to participate in the TARP Capital Purchase Program. The standards include a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300 million in assets under TARP auctions or participate in the TARP Capital Purchase Program will not be entitled to a tax deduction for compensation in excess of $500,000 paid to its chief executive or chief financial official or any of its other three most highly compensated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code. Additional standards with respect to executive compensation and corporate governance for institutions that have participated or will participate in the TARP Capital Purchase Program were enacted as part of ARRA, described below.

TARP Capital Purchase Plan Participation.

On December 12, 2008, as part of the Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 16,019 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 344,742 shares of the Company’s common stock, no par value per share (the “Common Stock”), at an initial exercise price of $6.97 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $16,019,000 in cash.

The Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum. The Company may not redeem the Preferred Stock during the first three years except with the proceeds from a “Qualified Equity Offering” (as defined in the Purchase Agreement). After three years, the Company may, at its option, redeem the Preferred Stock at the liquidation amount plus accrued and unpaid dividends. The Preferred Stock is generally non-voting. Prior to December 12, 2011, unless the Company has redeemed the Preferred Stock or the Treasury has transferred the Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in certain circumstances specified in the Purchase Agreement.

The Warrant is immediately exercisable. The Warrant provides for the adjustment of the exercise price and the number of shares of Common Stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Common Stock, and upon certain issuances of Common Stock at or below a specified price relative to the then-current market price of Common Stock. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than the purchase price of the Preferred Stock from one or more “Qualified Equity Offerings” announced after October 13, 2008, the number of shares of common stock issuable pursuant to the Treasury’s exercise of the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

Upon the request of the Treasury at any time, the Company has agreed to promptly enter into a deposit arrangement pursuant to which the Preferred Stock may be deposited and depositary shares (“Depositary Shares”), representing fractional shares of Preferred Stock, may be issued. The Company registered the Preferred Stock, the Warrant, the shares of Common Stock underlying the Warrant on January 12, 2009.

American Recovery and Reinvestment Act of 2009

The ARRA was enacted on February 17, 2009. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate governance obligations on all current and future TARP Capital Purchase Program recipients, including the Company, until the institution has redeemed the preferred stock, which TARP Capital Purchase Program recipients are now permitted to do under the ARRA without regard to the three year holding period and without the need to raise new capital, subject to approval of its primary federal regulator. The executive compensation restrictions under the ARRA (described below) are more stringent than those currently in effect under the TARP Capital Purchase Program, but it is yet unclear how these executive compensation standards will relate to the similar standards recently announced by the Treasury, or whether the standards will be considered effective immediately or only after implementing regulations are issued by the Treasury.

The ARRA amends Section 111 of the EESA to require the Secretary of the Treasury (the “Secretary”) to adopt additional standards with respect to executive compensation and corporate governance for TARP Capital Purchase Program recipients. The standards required to be established by the Secretary include, in part, (1) prohibitions on making golden parachute payments to senior executive officers and the next five most highly-compensated employees during such time as any obligation arising from financial assistance provided under the TARP Capital Purchase Program remains outstanding (the “Restricted Period”), (2) prohibitions on paying or accruing bonuses or other incentive awards for certain senior executive officers and employees, except for awards of long-term restricted stock with a value equal to no greater than 1/3 of the subject employee’s annual compensation that do not fully vest during the Restricted Period or unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009, (3) requirements that TARP Capital Purchase Program participants provide for the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly-compensated employees based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate, and (4) a review by the Secretary of all bonuses and other compensation paid by TARP Capital Purchase Program participants to senior executive employees and the next 20 most highly-compensated employees before the date of enactment of the ARRA to determine whether such payments were inconsistent with the purposes of the Act with the Secretary having authority to negotiate for reimbursement.

The ARRA also sets forth additional corporate governance obligations for TARP Capital Purchase Program recipients, including requirements for the Secretary to establish standards that provide for semi-annual meetings of compensation committees of the board of directors to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans. TARP Capital Purchase Program recipients are further required by the ARRA to have in place company-wide policies regarding excessive or luxury expenditures, permit non-binding shareholder “say-on-pay” proposals to be included in proxy materials, as well as require written certifications by the chief executive officer and chief financial officer with respect to compliance. The Secretary is required to promulgate regulations to implement the executive compensation and certain corporate governance provisions detailed in the ARRA.

Federal Deposit Insurance Corporation

Pursuant to the EESA, the maximum deposit insurance amount per depositor has been increased from $100,000 to $250,000 until December 31, 2009. Additionally, on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, the Secretary of the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to establish its Temporary Liquidity Guarantee Program (“TLGP”). Under the transaction account guarantee program of the TLGP, the FDIC will fully guarantee, until the end of 2009, all non-interest-bearing transaction accounts, including NOW accounts with interest rates of 0.5 percent or less and IOLTAs (lawyer trust accounts). The TLGP also guarantees all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009 with a stated maturity greater than 30 days. All eligible institutions were permitted to participate in both of the components of the TLGP without cost for the first 30 days of the program. Following the initial 30 day grace period, institutions were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 for the transaction account guarantee program and at the rate of either 50, 75, or 100 basis points of the amount of debt issued, depending on the maturity date of the guaranteed debt, for the debt guarantee program. Institutions were required to opt-out of the TLGP if they did not wish to participate. The Company and its applicable subsidiaries elected to participate in the transaction account guarantee program of the TLGP.

It is not clear at this time what impact the EESA, the TARP Capital Purchase Program, the TLGP, ARRA, or other liquidity and funding initiatives will have on the financial markets. It also is unclear at this time the extent to which the difficulties described above, including the high levels of volatility and limited credit availability currently being experienced will adversely effect the Company, the U.S. banking and financial industry, and the broader U.S. global economy.

Company Website

The Company and the Bank maintain a website at www.myvalleybank.com. The Company makes available through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the material is electronically filed with the Securities and Exchange Commission.

Item 1A. Risk Factors.

Difficult market conditions have adversely affected our industry.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “TARP Capital Purchase Program”). On October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act (“FDA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”). More recently, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which amends certain provisions of the EESA and contains a wide array of provisions aimed at stimulating the U.S. economy.

There can be no assurance, however, as to the actual impact that the EESA and AARA and their implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, the AARA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and American Recovery and Reinvestment Act of 2009 and their implementing regulations, and actions by the FDIC, cannot be predicted at this time.

The programs established or to be established under the EESA, ARRA and Troubled Asset Relief Program may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. For example, participation in the TARP Capital Purchase Program will limit (without the consent of the Department of Treasury) our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding. It will also subject us to additional executive compensation restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDA, whether we participate or not, may have an adverse effect on us. Participation in the FDIC Temporary Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC. We may be required to pay significantly higher Federal Deposit Insurance

Corporation premiums even if we do not participate in the FDIC Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The affects of participating or not participating in any such programs and the extent of our participation in such programs cannot reliably be determined at this time.

If there is a significant downturn in our primary market area, our credit risk could be adversely affected and result in loss.

Because more than 90% of our loans are made in our primary market area and we are heavily concentrated in commercial real estate, if the primary market area suffers a significant or prolonged period of economic downturn, there is a greater likelihood that more of our customers could become delinquent on their loans or other obligations to us. This could result in higher levels of credit-related losses, which could adversely affect our performance.

We are subject to strain from competition from both large banks and small denovo banks in our market. If the large bank competition increases or focuses more heavily on our market, our business could suffer. Additionally, if we are forced to compete with the small denovo banks in our market for deposits, our business could suffer.

The financial services industry in our market area is highly competitive, with a number of commercial banks, credit unions, insurance companies and stockbrokers seeking to do business with our customers. The large banks in our market can achieve greater economies of scale due to their financial strength and marketing clout. If these large banks focus more attention on our market, we could lose customers and our business could suffer. At the same time, our net interest margin could come under considerable pressure if we are forced to compete locally with the small denova banks for certificates of deposits.

If we experience a further deterioration in our asset quality, this could negatively affect our performance and the value of our common stock. Our credit administration process is a critical function in maintaining asset quality. A failure in the effectiveness of this process may adversely impact our loan underwriting or monitoring and in either case, negatively affect our asset quality.

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

We may incur losses if we are unable to successfully manage interest rate risk.

Our future profitability will substantially depend upon our ability to maintain or increase the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. Changes in interest rates will affect our operating performance and financial condition. The shape of the yield curve can also impact net interest income. Changing rates will impact how fast our mortgage loans and mortgage backed securities will have the principal repaid. Rate changes can also impact the behavior of our depositors, especially depositors in non-maturity deposits such as demand, interest checking, savings and money market accounts. While we attempt to minimize our exposure to interest rate risk, we are unable to eliminate it as it is an inherent part of our business. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and industry-specific conditions and economic conditions generally.

We have operational risk that could impact our ability to provide services to our customers.

We have potential operational risk exposure throughout our organization. Integral to our performance is the continued effectiveness and efficiency of our technical systems, operational infrastructure, relationships with third parties and key individuals involved in our ongoing activities. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes but is not limited to operational or technical failures, unlawful tampering with our information technology infrastructure, terrorist activities, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals or failure on the part of the key individuals to perform properly.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our main office is located in a seven-story office building at 36 Church Avenue, S.W., in downtown Roanoke, Virginia 24011, in which we lease five floors. We added a sixth floor to the leased space during the first quarter of 2008. The lease on all floors terminates on December 31, 2014 with options to renew for two additional five-year terms at the end of the December 31, 2014 extension period. Additionally, we lease our Grandin Road office. We own our Starkey Road, South Roanoke (subject to a land lease), Salem, Hershberger, Vinton, and Lewis Gale offices.

In the opinion of management of the Company, its properties are adequate for its current operations and adequately covered by insurance.

Item 3. Legal Proceedings.

The Bank was named a party defendant in litigation filed by The Collection, LLC (“The Collection”) against the Bank and Scott Newcomb Motors, LLC, d/b/a Scott Newcomb Chrysler Jeep (“Newcomb”). The litigation was filed in the United States District Court for the Western District of Virginia, Danville Division on or about March 23, 2009. The suit is an action for breach of contract against Newcomb, tortious interference with contract against the Bank, conversion against the Bank, and misrepresentation, common law conspiracy and statutory conspiracy against Newcomb and the Bank. The litigation relates to fifteen vehicles that Newcomb allegedly purchased from The Collection using floor-plan financing provided by the Bank. The Complaint alleges that Newcomb never paid The Collection for the subject vehicles. The Collection is requesting monetary damages for the alleged cost of the fifteen vehicles (approximately $340,800), plus treble and/or punitive damages. At this time, the outcome of the litigation is undeterminable, but the Bank intends to vigorously defend itself. The Bank denies any allegations of wrongdoing.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information. The Company is authorized to issue up to 10,000,000 shares of Common Stock, no par value, of which 4,680,251 shares were issued and outstanding and held of record by approximately 419 shareholders at March 6, 2009.

The Common Stock is quoted under the symbol VYFC on the Nasdaq Capital Market. According to information obtained by Company management and believed to be reliable, the quarterly range of closing prices per share for the Common Stock during the last two fiscal years was as follows:

	2008		2007
Quarter Ended	High Close	Low Close	High Close	Low Close

March 31	$10.00	$8.15	$13.89	$12.10
June 30	$9.70	$8.03	$13.27	$10.50
September 30	$8.90	$5.76	$10.78	$ 9.49
December 31	$8.50	$4.70	$12.00	$ 9.50

Dividends. On April 30, 2008 the Company declared a $0.07 per share cash dividend, payable July 1, 2008 to shareholders of record May 30, 2008. On November 20, 2008 the Company declared a $0.07 per share cash dividend, payable January 2, 2009 to shareholders of record December 15, 2008. The Company declared two semi-annual dividends, both at $0.07 per share during the year ended December 31, 2007. See “Supervision and Regulation” and Note 18, “Regulatory Restrictions” to the Consolidated Financial Statements for restrictions on the payment of dividends.

As a result of our issuance of preferred stock to the Treasury on December 12, 2008 some new requirements will be in effect. The Preferred Stock is senior to the Company’s common stock. Dividends must be paid to the preferred stock holder before they can be paid to the common stock holder. As a result, the Company has the right to defer distributions on its Preferred Stock for any period of time, during which time no dividends may be paid on its common stock. The dividends declared on the Preferred Stock will reduce the net income available to common shareholders and the Company’s earnings per common share.

The securities purchase agreement between the Company and Treasury provides that prior to the earlier of (i) December 12, 2011 and (ii) the date on which all of the shares of the Preferred Stock have been redeemed by the Company or transferred by Treasury to third parties, the Company may not, without the consent of Treasury, (a) increase the cash dividend on its common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of its common stock or preferred stock other than the Preferred Stock or trust preferred securities. In addition, the Company is unable to pay any dividends on its common stock unless it is current in its dividend payments on the Preferred Stock.

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information

Equity compensation plans approved by security holders	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Valley Financial Corporation Key Employee Incentive Plan	272,982*	$8.79*	104,020
Equity compensation plans not approved by security holders	-	-	-

Total	272,982*	$8.79*	104,020

* Includes grants of 16,000 restricted stock units that will vest on January 31, 2012 if the Company meets certain performance criteria. The weighted-average exercise price in the table above does not take into account these grants.

As of December 31, 2008 there were no compensation plans, including individual compensation arrangements, under which equity securities of the Company are authorized for issuance that have not been approved by a vote of security holders.

Item 6. Selected Financial Data

Selected Financial Data
(in 000’s)

	2008	2007	2006	2005	2004
For the Year
Net interest income	$17,199	$15,600	$15,680	$13,599	$10,929
Noninterest income	2,411	2,326	2,212	1,596	1,358
Revenue, net of interest expense	19,610	17,926	17,892	15,195	12,287
Noninterest expense	14,034	12,699	11,338	9,192	7,807
Provision for loan losses	3,323	1,250	2,796	1,297	633
Tax provision	577	1,049	876	1,314	1,023

Net income	$1,676	$2,928	$2,882	$3,392	$2,824

Per Common Share
Basic net income	$0.35	$0.69	$0.70	$0.83	$0.75 *
Diluted net income	0.35	0.68	0.68	0.80	0.70 *
Cash dividends declared	0.14	0.14	0.14	0.13	0.12
* adjusted as necessary to reflect the 3 for 2 stock split effective May 30, 2002 and the 2 for 1 stock split effective May 31, 2004

At Year-End
Assets	$674,479	$600,967	$591,936	$498,949	$373,979
Securities	92,851	81,085	73,617	57,989	71,475
Loans, gross	553,046	487,164	471,052	414,377	282,774
Reserve for loan losses	(7,592)	(4,883)	(5,658)	(4,124)	(2,989)
Deposits	466,335	432,453	441,489	365,316	279,333
Short-term borrowings	17,000	13,000	25,000	23,000	15,000
Securities under agreement to repurchase	35,693	33,294	21,635	10,802	5,817
Long-term debt	63,000	55,000	48,000	37,000	37,000
Trust preferred securities	16,496	16,496	16,496	11,341	4,124
Total shareholders’ equity	58,505	40,716	33,401	30,715	28,316

Ratios
Return on average assets	0.27%	0.50%	0.54%	0.79%	0.82%
Return on average equity	3.87%	8.03%	8.67%	11.42%	12.00%
Dividend payout ratio	40.00%	20.59%	20.51%	16.25%	17.14%
Average equity to average assets	6.86%	6.16%	6.11%	6.93%	6.81%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2008 and 2007. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto.

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

Certain credit risks are inherent in making loans. We seek to prudently assess these risks and manage them effectively. We have internal credit policies and procedures in place to reduce repayment risks. These policies and procedures include:

•	officer and customer limits;
•	periodic loan documentation review; and
•	follow-up on exceptions to credit policies.

We establish the allowance for loan losses through charges to earnings through a provision for loan losses. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be appropriate to absorb probable losses on existing loans that may become uncollectible. Some of the factors we consider in determining the appropriate level of the allowance for loan losses are as follows:

•	an evaluation of the current loan portfolio;
•	identified loan problems;
•	loan volume outstanding;
•	past loss experience;
•	present and expected industry and economic conditions and, in particular, how such conditions relate to our market area;
•	problem loan trends over a 3-year historical time period; and
•	loan growth trends over a 3-year historical time period

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

We take the balance of our portfolio and add back to it any loans that were included in the potentially impaired loan category but that were found not to be impaired. We then segregate the remaining portfolio into specific categories based on type of loan and review the groups of loans to estimate loss under FAS 5 (accounting rules for loss contingencies). We apply a specific loss factor to each category based upon our historical loss experience for each category of loans over the current two years ending December 31, 2008. The loss factor is multiplied by the outstanding balance in the loan category to estimate potential loss for our allowance for loan losses. We then evaluate certain environmental and qualitative factors that are relevant to our portfolio and make a risk assessment of low, medium, or high for each factor. An additional loss factor is assigned to the portfolio according to the risk assessment. This evaluation is inherently subjective, because it requires estimates that may be significantly revised as more information becomes available.

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

Overview

The Company was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of the Bank. The Bank opened for business on May 15, 1995. There are currently eight full-service branch locations, operating in various locations throughout the Cities of Roanoke and Salem, Town of Vinton, and the County of Roanoke. The Company also operates a wealth management subsidiary, Valley Wealth Management Services, Inc. which markets investment and insurance products. Net income derived from this subsidiary is not significant at this time.

The Company’s investment in the Bank was $50.8 million as of December 31, 2008, and $47.6 million as of December 31, 2007.

Performance Summary

For the year ended December 31, 2008, Valley Financial reported net income of $1,676,000 compared with $2,928,000 for the same twelve months of 2007, a 43% decrease. Our earnings for the year produced an annualized return on average total assets of 0.27% and an annualized return on average shareholders’ equity of 3.87%, compared to prior year ratios of 0.50% and 8.03%, respectively. Diluted earnings per share were down 49% from $0.68 in 2007 to $0.35 in 2008. Fiscal year 2008 was a difficult year for the financial services industry as a whole, and in particular, the fourth quarter was the most challenging in our company's history. The severe economic downturn is taking its toll on many of our business customers, especially those in the automobile and real estate industries, and there is no quick fix for the credit quality issues that are plaguing the financial services industry. As a result, we feel it is only prudent to take a more aggressive approach in our overall provisioning for loan and lease losses as we head into 2009. The Company’s earnings for 2008 were adversely affected by specific and general reserves taken in response to the unprecedented turbulence in the financial markets and economy that continue to impact asset quality. The Company’s loan loss provision was $3,323,000 for the year ended December 31, 2008, as compared to $1,250,000 for the same period last year. We remain confident in our ability to navigate through the effects of the current economic and financial environment.

The Company’s already strong capital base was enhanced during the fourth quarter of 2008 by $16,019,000 in proceeds from the TARP Treasury Capital Purchase Program. The Company’s total risk-based capital ratio was 14.4% at December 31, 2008 compared to 12.0% at September 30, 2008. This ratio is well in excess of the 10% regulatory minimum to be categorized as well-capitalized. We have already begun the implementation of our strategic initiatives to deploy this new capital in the form of new lending to businesses and individuals, including an increased emphasis on home mortgage lending. In addition to our lending initiatives, we plan to continue to pursue opportunities to support the mortgage industry through our investment in high-quality mortgaged-backed securities and to support municipalities through our investment in their general obligation debt instruments. We are extremely proud that the U.S. Treasury chose to make an investment in Valley Financial Corporation and are pleased to be among the group of banks to complete the transaction. The capital purchase program was established by the U.S. Treasury to attract participation by healthy financial institutions to help stabilize the financial system and increase lending for the benefit of the U.S. economy.

The following table shows our key performance ratios for the years ended December 31, 2008 and 2007:

Key Performance Ratios
	12 Months Ended 12/31/08	12 Months Ended 12/31/07

Return on average assets	0.27%	0.50%
Return on average equity (1)	3.87%	8.03%
Net interest margin (2)	2.90%	2.84%
Cost of funds	3.26%	4.31%
Yield on earning assets	6.05%	7.03%
Basic net earnings per share	$0.35	$0.69
Diluted net earnings per share	$0.35	$0.68

All percentage calculations are on an annualized basis.

1.	The calculation of return on average equity (“ROE”) excludes the effect of any unrealized gains or losses on investment securities available-for-sale.
2.	Calculated on a fully taxable equivalent basis (“FTE”)

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

(in 000’s)	12 Months Ended 12/31/08	12 months Ended 12/31/07
Net interest income, non tax-equivalent	$17,199	$15,600

Less: tax-exempt interest income	(378)	(470)
Add: tax-equivalent of tax-exempt interest income	573	712

Net interest income, tax-equivalent	$17,394	$15,842

Growth

The following table shows our key growth indicators:

Key Growth Indicators (in 000’s)
	12 Months Ended 12/31/08	12 Months Ended 12/31/07

Investment securities	$92,851	$ 81,085
Loans, gross	$553,046	$487,164
Deposits	$466,335	$432,453
Total assets	$674,479	$600,967

Total assets at December 31, 2008 were $674.5 million, up $73.5 million or 12.2% from $601.0 million at December 31, 2007. The principal components of the Company’s assets at the end of the period were $82.9 million in securities available-for-sale, including restricted equity securities, $10.0 million in securities held-to-maturity, and $553.0 million in gross loans. Total assets at December 31, 2007 were $601.0 million, up $9.1 million or 1.5% from $591.9 million at December 31, 2006. The principal components of the Company’s assets at the end of 2007 were $63.5 million in securities available-for-sale, including restricted equity securities, $17.6 million in securities held-to-maturity, and $487.1 million in gross loans.

Total liabilities at December 31, 2008 were $616.0 million, up from $560.3 million at December 31, 2007, an increase of $55.7 million or 9.9%. Deposits increased $33.8 million or 7.8% to $466.3 million from the $432.5 million level at December 31, 2007. Total liabilities at December 31, 2007 were $560.3 million, up from $558.5 million at December 31, 2006, an increase of $1.8 million or 0.3%.

We intend to continue to execute our business model by focusing on our core business and stressing personal service to satisfy customers, although we constantly evaluate the effectiveness of the model. While our competitors may be pulling back on issuing credit, we continue to experience strong loan demand and strong core deposit growth from customers who prefer dealing with a local, established community bank. The Company issued $16,019,000 in preferred stock to the Treasury in mid-December. As a result, during the fourth quarter our loan portfolio grew at a rate equal to over four times the growth rate for the first nine months of the year. We recorded $38,728,000 in net loan growth for the quarter as compared to $27,153,000 for the first three quarters of 2008 combined.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2008 was $58.5 million, an increase of $17.8 million or 43.7% over the $40.7 million level at December 31, 2007, which is primarily attributable to the issuance of preferred stock and warrants to the Treasury. Total shareholders’ equity at December 31, 2007 was $40.7 million, an increase of $7.3 million or 21.9% over the $33.4 million level at December 31, 2006. See table below for details of the change in shareholders’ equity:

Shareholders’ Equity (in millions)
	12/31/08	12/31/07
Balance, beginning of year	$ 40.7	$ 33.4
Net income	1.7	2.9
Issuance and amortization of restricted stock grants and stock options	0.1	0.1
Exercise of employee stock options	0.3	0.3
Issuance of preferred stock	15.1	-
Issuance of common stock	-	4.2
Issuance of common stock warrants	0.8	-
Dividends declared on common stock	(0.7)	(0.6)
Net gains on available-for-sale securities	0.5	0.4
Balance, end of year	$ 58.5	$ 40.7

Net Income

We earned net income of $1.7 million for the year ended December 31, 2008, a decrease of $1.2 million over the $2.9 million reported for the same period in 2007. Net income for the three months ended December 31, 2008 was ($0.5) million, a decrease of $1.4 million over the $0.9 million reported for the fourth quarter of 2007. The decline in earnings for both periods is largely attributable to the Company’s loan loss provision of $2.2 million recorded during the three-month period ended December 31, 2008 as a result of the unprecedented turbulence in the financial markets and economy that continue to impact asset quality.

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

Net interest income for the year ended December 31, 2008 was $17.2 million, a $1.6 million increase when compared to the $15.6 million reported for December 31, 2007. Net interest income for the quarter ended December 31, 2008 was $4.6 million, a $0.6 increase when compared to the $4.0 million reported for the same period last year. Net interest income for the year ended December 31, 2007 was $15.6 million, a $0.1 million decrease when compared to the $15.7 million reported for December 31, 2006. Net interest income for the quarter ended December 31, 2007 was $4.0 million, equivalent to the $4.0 million reported for the quarter ended December 31, 2006. The yield on average loans decreased in 2008 by 1.12% to 6.18% from its level of 7.31% in 2007. The overall tax equivalent yield on earning assets was 6.05% for the year ended 2008, as compared to 7.03% for the year ended 2007. The yield on average loans increased in 2007 by 0.10% to 7.31% from its level of 7.21% in 2006. The overall tax equivalent yield on earning assets was 7.03% for the year ended 2007, as compared to 6.93% for the prior year.

The Company’s net interest margin was 2.90% for the year ended December 31, 2008, up 6 basis points compared to the 2.84% reported for the same period last year. The net interest margin for the fourth quarter was 2.93% up 12 basis points as compared to 2.81% in the fourth quarter of last year. We continue to be pleased with the positive movement in our net interest margin during this period of considerable pressure due to the significant reduction in the fed funds rate during 2008 as well as increased intense competition for deposits. Many of our competitors are struggling to meet funding and liquidity needs and, as a result, continue to raise deposits at inflated costs, despite the declining interest rate environment.

The following table presents the major categories of interest-earning assets, interest-bearing liabilities and shareholders’ equity with corresponding average balances, related interest income or expense, and resulting yields and rates for the periods indicated. Where appropriate income categories and yields have been adjusted in the table to their fully taxable equivalent basis.

NET INTEREST INCOME AND AVERAGE BALANCES (1)

(in 000’s)

	2008			2007
	Average Balance	Interest Income/ Expense	Rate Paid	Average Balance	Interest Income/ Expense	Rate Paid

Assets
Interest-earning assets:
Loans (2) (5)	$508,757	31,511	6.18%	$479,138	35,033	7.31%
Investment securities
Taxable	77,034	4,163	5.40%	64,256	3,350	5.21%
Nontaxable (3)	9,384	573	6.11%	11,873	713	6.01%
Money market investments	3,390	65	1.91%	2,479	141	5.69%

Total interest-earning assets	598,564	36,312	6.05%	557,746	39,236	7.03%

Other Assets:
Reserve for loan losses	(5,056)			(5,735)
Cash and due from banks	7,355			8,074
Premises and equipment, net	7,291			6,646
Other assets	19,969			19,059

Total assets	628,124			585,790

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Savings, NOW and MMA	126,341	2,988	2.36%	118,725	4,327	3.64%
Time deposits	269,650	11,305	4.18%	254,757	13,174	5.17%
Repurchase agreements	32,677	630	1.92%	24,028	990	4.12%
Federal funds purchased	5,065	123	2.42%	6,942	381	5.49%
Trust preferred	16,496	850	5.14%	16,496	1,188	7.20%
Long-term FHLB	60,910	2,544	4.17%	44,044	2,092	4.75%
Short-term FHLB	15,134	478	3.15%	25,477	1,241	4.87%

Total interest-bearing liabilities	526,273	18,918	3.26%	490,469	23,393	4.31%

Noninterest-bearing liabilities
Demand deposits	52,529			52,474
Other liabilities	6,092			6,384

Total liabilities	584,894			549,327

Shareholders’ Equity, exclusive of unrealized gains/losses on AFS securities	43,230			36,463

Total liabilities and shareholders’ equity	$628,124			$585,790

Net interest income		17,394			$15,843

Net interest margin (4)			2.90%			2.84%

Legends for the table are as follows:

(1)	Averages are daily averages.
(2)	Loan interest income includes loan fees of $1.0 million and $1.2 million for the years ended 2008 and 2007, respectively.
(3)	Nontaxable interest income is adjusted to its fully taxable equivalent basis using a federal tax rate of 34 percent.
(4)	The net interest margin is calculated by dividing net interest income (tax equivalent basis) by average total earning assets.
(5)	Non-accrual loans are included in the above yield calculation.

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

RATE/VOLUME ANALYSIS

(in 000’s)

	Year Ended December 31,
	2008 compared to 2007
	Volume	Rate	Net
Interest earned on interest-earning assets:
Loans	2,390	(5,911)	(3,521)
Investment securities:
Taxable	687	126	813
Nontaxable	(152)	12	(140)
Money market investments	94	(170)	(76)

Total interest earned on interest-earning assets	3,019	(5,943)	(2,924)

Interest paid on interest-bearing liabilities:
Savings, NOW, and money markets	299	(1,638)	(1,339)
Time deposits	835	(2,704)	(1,869)
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	-	(338)	(338)
Securities sold under agreements to repurchase	753	(1,113)	(360)
Federal funds purchased	(84)	(174)	(258)
Long-term FHLB advances	660	(208)	452
Short-term FHLB advances	(409)	(354)	(763)

Total interest paid on interest-bearing liabilities	2,054	(6,529)	(4,475)

Change in net interest income	965	586	1,551

RATE/VOLUME ANALYSIS

(in 000’s)

	Year Ended December 31,
	2007 compared to 2006
	Volume	Rate	Net
Interest earned on interest-earning assets:
Loans	$ 2,634	$ 439	$ 3,073
Investment securities:
Taxable	755	255	1,010
Nontaxable	(129)	13	(116)
Money market investments	53	29	82

Total interest earned on interest-earning assets	3,313	736	4,049

Interest paid on interest-bearing liabilities:
Savings, NOW, and money markets	989	408	1,397
Time deposits	33	1,801	1,834
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	358	15	373
Securities sold under agreements to repurchase	365	92	457
Federal funds purchased	(76)	17	(59)
Long-term FHLB advances	190	(131)	59
Short-term FHLB advances	(106)	202	96

Total interest paid on interest-bearing liabilities	1,753	2,404	4,157

Change in net interest income	$ 1,560	$ (1,668)	$ (108)

Interest Rate Risk

Interest rate risk is the risk to earnings or capital generated by the effects of changes in interest rates on our on- and off-balance sheet positions. This risk can take one or more of several forms:

•	Repricing risk comes from timing mismatches in the ability to alter contractual rates earned on financial assets held or paid on interest-bearing liabilities
•	Basis risk refers to changes in the underlying relationships between market rates or indices, which result in a narrowing of the spread earned on a loan or investment relative to its cost of funds.
•	Option risk arises from “embedded options” in many financial instruments such as:
o	interest rate options;
o	loan prepayment options;
o	deposit early withdrawal options;
o	callable Federal Home Loan Bank advances; and
o	pre-payment of the underlying collateral of asset-backed securities.

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

At least quarterly, we measure the asset/liability management position using earnings simulation modeling to estimate what assets and liabilities would re-price, and to what extent, within a one-year period in response to an immediate 200 and 100 basis point change in the Prime Rate, as well as in response to more gradual interest rate changes. Our objective is to keep the change in net interest income over twelve months at or below 5% under an immediate 100 basis point interest rate shock scenario and to keep the change in net income at or below 10%, under an immediate 200 basis point interest rate shock scenario.

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

INTEREST RATE SENSITIVITY

Maturities/Repricing

(in 000’s)

	December 31, 2008
	1 – 3 Months	4 – 12 Months	13 – 60 Months	Over 60 Months	Total

Earning Assets:
Loans, excluding nonaccruals	219,320	24,000	172,984	127,210	543,514
Investment securities	238	642	14,093	72,271	87,244
Restricted equity securities	-	-	-	5,607	5,607
Interest-bearing deposits in banks	-	-	-	-	-
Federal funds sold	-	-	-	-	-

Total earning assets	219,558	24,642	187,077	205,088	636,365

Interest Bearing Liabilities:
NOW accounts	6,975	-	-	-	6,975
Money market accounts	94,920	-	-	-	94,920
Savings	66,082	-	-	-	66,082
Time deposits	95,222	163,584	25,002	-	283,808

Total deposits	263,199	163,584	25,002	-	451,785

Repurchase agreements	35,693	-	-	-	35,693
FHLB advances	12,000	5,000	25,000	38,000	80,000
Federal funds purchased	11,326	-	-	-	11,326
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	16,496	-	-	-	16,496

Total interest bearing liabilities	365,308	168,584	50,002	38,000	595,300

Interest Rate Gap	(119,156)	(143,942)	137,075	167,088	41,065

Cumulative interest sensitivity gap	(119,156)	(263,098)	(126,023)	41,065

Ratio of sensitivity gap to total earning assets	-21.23%	-25.65%	24.42%	29.77%	7.31%

Cumulative ratio of sensitivity gap to total earning assets	-21.23%	-46.88%	-22.46%	7.31%

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

Noninterest Income

Noninterest income is made up of several categories as shown in the following table:

(in 000’s)	12 months ended 12/31/08	12 months ended 12/31/07	Increase/ (Decrease)
Service charges on deposits	$1,137	$1,178	(3%)
Income earned on life insurance contracts	551	522	6%
Other income	737	716	3%
Realized securities gains/(losses)	(14)	(90)	(84%)
Total noninterest income	$2,411	$2,326	4%

Service charges on deposit accounts consist of a variety of charges imposed on demand deposits, interest-bearing deposits and savings deposit accounts. These include, but are not limited to, the following:

•	Demand deposit monthly activity fees;
•	Service charges for checks for which there are non-sufficient funds or overdraft charges;
•	ATM transaction fees; and
•	Debit card transaction fees

The principal factors that may affect current or future income for service charges on deposit accounts are:

•	Internally generated growth;
•	Acquisitions of other banks/branches or de novo branches; and
•	Adjustments to service charge structures

Other income consists of several categories, primarily the following:

•	Fees for the issuance of official checks;
•	Fees for wire transfers;
•	Safe deposit box rent;
•	Income from the sale of customer checks;
•	Income on real estate loans;
•	Extension fees, insurance premiums, and letter of credit fees

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

Noninterest Expense

	12 Months Ended	12 Months Ended	2008 – 2007 % Increase/
(in 000’s)	12/31/08	12/31/07	(Decrease)
Compensation	$7,361	$6,678	10%
Occupancy	930	763	22%
Equipment	696	567	23%
Data processing	823	703	17%
Advertising and marketing	445	277	61%
Insurance	407	351	16%
Audit fees	241	335	(28%)
Legal fees	186	209	(11%)
Franchise tax expense	401	338	19%
Business manager	209	272	(23%)
Deposit expense	284	257	11%
Loan expense	227	173	31%
Computer software	438	330	33%
Foreclosed asset expenses, net	26	10	160%
Other expense	1,360	1,436	(5%)
Total noninterest expense	$14,034	$12,699	11%

As can be seen from the table above, noninterest expense increased by a total of $1.3 million or 11% from December 31, 2007 to December 31, 2008. A few items to note are as follows:

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

•	Advertising and marketing expenses are up due to the television and radio advertising campaign for our new checking account product, My LifeStyle Checking.

•	Data processing expenses are up due to the conversion to an image item processing environment in mid-2007.

•

We experienced significant decreases in our audit fees as a result of the movement of our internal audit function from an outsourced environment to internal at the end of 2007. However, due to the significantly increased compensation costs associated with running an in-house internal audit department, we made the strategic decision to move back to an outsourced model beginning January 2009. Therefore, we will see an increase in audit fees for 2009 as compared to 2008 but we anticipate total savings from this move of approximately $200,000 for 2009 as compared to what it would have been had we remained with an in-house model.

•	Our legal fees actually decreased year over year due to the significant legal fees associated with the work-out credits in 2007.

•	Our deposit expenses have increased primarily due to the addition of two new deposit products that incur program fees on a monthly basis. The CDARS and My Lifestyle Checking program fees contributed to $37,000 in expenses.

•	The increase in loan expense is related to the Special Assets consultant we hired during the first quarter of 2008 to assist with the work-out of our problem assets.

•	Computer software expenses have increased primarily due to software costs associated with our new checking account product, as well as costs associated with a new loan documentation system.

Noninterest expense for the year ended December 31, 2007 was $1.4 million over the same period ended December 31, 2006. For the year ended December 31, 2007, we experienced an increase in compensation expenses due to new positions and a decrease in amortized salary deferrals due lower loan growth in 2007. We occupied two new floors at our main headquarters in early 2007 resulting in an increase in occupancy expense over the prior period. There was an increase in data processing expense based on the bank’s conversion to an image item processing environment. We incurred a significant increase in legal fees related to problem credit relationships. Additionally, our insurance expense increased due to the significant increase in FDIC assessment rates which went into effect January 1, 2007.

Noninterest expenses are expected to continue to increase as a direct result of business growth, expansion and complexity of banking operations, and compliance with the Sarbanes–Oxley Act, which imposes additional management and reporting burdens on reporting companies such as this one.

Income Taxes

During 2008 and 2007, the Company recorded federal income tax provision in the amounts of $0.6 million and $1.0 million, respectively. The anticipated federal income tax liability equates to an effective tax rate of 25.6% and 26.4%, respectively. Factors contributing to the difference between the effective tax rate and the statutory rate of 34 percent include historical tax credits, tax-exempt interest income on municipal securities, net of disallowance, and tax-exempt income earned on bank owned life insurance.

During 2007 we recognized three separate federal tax credits resulting in a reduction in income tax expense of $124 for 2007.

Earning Assets

Average earning assets were $598.6 million at December 31, 2008, an increase of $40.9 million or 7.3% over $557.7 million at December 31, 2007. Total average earning assets were 95.3% of total average assets at December 31, 2008. Average loans represented the largest component of average earning assets and increased $29.6 million or 6.2% to $508.7 million at December 31, 2008. Average loans were 85.0% of average earning assets and 81.0% of average total assets as of December 31, 2008. Average investment securities, increased by $10.3 million or 13.5% over December 31, 2007. Average investment securities were 14.4% of average earning assets and 13.8% of average total assets as of December 31, 2008.

Average earning assets were $557.7 million at December 31, 2007, an increase of $49.8 million or 9.8% over $507.9 million at December 31, 2006. Total average earning assets were 95.2% of total average assets at December 31, 2007. Average loans represented the largest component of average earning assets and increased $36.1 million or 8.1% to $479.1 million at December 31, 2007. Average loans were 85.9% of average earning assets and 81.8% of average total assets as of December 31, 2007. Average investment securities, increased by $12.7 million or 20.0% over December 31, 2006. Average investment securities were 13% of average earning assets and 13.0% of average total assets as of December 31, 2007.

Investment Securities

Our investment portfolio is used both for investment income and liquidity purposes. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in net shareholders’ equity. Funds not used for capital expenditures or lending activities are invested in the following:

•	Securities of the U.S. Government and its agencies
o	Treasury notes
o	Callable agency bonds
o	Noncallable agency bonds
o	Small business association pools

•	Government-Sponsored Enterprises
o	Bonds and mortgage pools issued by the following:
•	Federal Farm Credit Bank (FFCB)
•	Federal Home Loan Bank (FHLB)
•	Federal Home Loan Mortgage Corporation (FHLMC) or Freddie Mac
•	Fannie Mae

•	Mortgage-backed securities and collateralized mortgage obligations
o	Pools issued by government agencies
o	AAA rated corporate mortgage pools

•	Municipal bonds
o	Taxable general obligation and revenue issues
o	Tax-exempt general obligation and revenue issues

•	Investment grade corporate bonds

•	Restricted equity securities
o	Federal Reserve Bank of Richmond shares
o	Federal Home Loan Bank of Atlanta shares
o	Community Bankers Bank shares

Investment securities (available for sale and held to maturity), including restricted equity securities, at December 31, 2008 were $92.9 million, an increase of $11.8 million or 14.5% from their level of $81.1 million on December 31, 2007. The increase is attributable to purchases of $38.0 million offset by principal prepayments, called proceeds and sales in the amount of $26.2 million. See Note 3 to the Consolidated Financial Statements.

Investment securities (available for sale and held to maturity), including restricted equity securities, at December 31, 2007 were $81.1 million, an increase of $7.5 million or 10.2% from their level of $73.6 million on December 31, 2006. The increase is attributable to purchases of $17.7 million offset by principal prepayments, called proceeds and sales in the amount of $10.2 million.

The following table presents the composition of securities available-for-sale, which is carried at approximate market value at December 31, 2008 and 2007.

AVAILABLE FOR SALE INVESTMENT PORTFOLIO

CATEGORY DISTRIBUTION

(in 000’s)

	December 31, 2008		December 31, 2007
	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values

U.S. Government and federal agency	$ 629	$ 640	$ 716	$ 723
Government-sponsored enterprises	25,922	26,425	24,506	24,799
Mortgage-backed securities	32,126	32,516	16,683	16,691
Collateralized mortgage obligations	13,027	12,957	11,510	11,251
States and political subdivisions	4,798	4,705	4,970	4,976
Corporate debt securities	-	-	100	100

Total securities available for sale	$ 76,502	$ 77,243	$ 58,485	$ 58,540

The following table sets forth the composition of securities held-to-maturity, which is carried at amortized cost at December 31, 2008 and 2007.

HELD TO MATURITY INVESTMENT PORTFOLIO

CATEGORY DISTRIBUTION

(in 000’s)

	December 31, 2008		December 31, 2007
	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values

U.S. Government and federal agency	$ -	$ -	$ -	$ -
Government-sponsored enterprises	1,981	2,008	7,955	7,995
Mortgage-backed securities	1,324	1,341	1,913	1,883
Collateralized mortgage obligations	506	506	522	500
States and political subdivisions	6,190	6,184	7,192	7,288

Total securities available for sale	$ 10,001	$ 10,039	$ 17,582	$ 17,666

The following table presents the maturity ranges of securities available-for-sale as of December 31, 2008 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION

(in 000’s)

	Available for Sale
	December 31, 2008
	Amortized Costs	Fair Value	Yield

U.S.Government and federal agency:
Within one year	$ 206	$ 212	3.95%
After one but within five years	255	259	5.88%
After five but within ten years	-	-	-
After ten years	168	168	4.54%

Government-sponsored enterprises:
Within one year	-	-	-
After one but within five years	-	-	-
After five but within ten years	4,000	4,098	5.85%
After ten years	21,922	22,328	5.81%

Obligations of states and subdivisions:
Within one year	-	-	-
After one but within five years	975	971	5.25%
After five but within ten years	278	280	4.85%
After ten years	3,545	3,454	5.44%

Corporate debt securities:
Within one year	-	-	-
After one but within five years	-	-	-
After five but within ten years	-	-	-
After ten years	-	-	-

Mortgage-backed securities	32,126	32,516	5.61%

Collateralized mortgage obligations	13,027	12,957	4.80%

Total	$ 76,502	$ 77,243

Total Securities by Maturity Period *
Within one year	$ 206	$ 212
After one but within five years	1,230	1,230
After five but within ten years	4,278	4,378
After ten years	25,635	25,950
Mortgage-backed securities	32,126	32,516
Collateralized mortgage obligations	13,027	12,957

Total by Maturity Period	$ 76,502	$ 77,243

* Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

The following table presents the maturity ranges of securities held-to-maturity as of December 31, 2008 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION

(in 000’s)

	Held to Maturity
	December 31, 2008
	Amortized Costs	Fair Value	Yield

U.S Government and federal agency:
Within one year	$ -	$ -	-
After one but within five years	-	-	-
After five but within ten years	-	-	-
After ten years	-	-	-

Government-sponsored enterprises:
Within one year	-	-	-
After one but within five years	981	1,007	4.98%
After five but within ten years	1,000	1,001	4.98%
After ten years	-	-	-

Obligations of states and subdivisions:
Within one year	430	437	3.40%
After one but within five years	544	568	3.88%
After five but within ten years	1,703	1,750	4.64%
After ten years	3,513	3,429	5.50%

Corporate debt securities:
Within one year	-	-	-
After one but within five years	-	-	-
After five but within ten years	-	-	-
After ten years	-	-	-

Mortgage-backed securities	1,324	1,341	4.44%

Collateralized mortgage obligations	506	506	4.30%

Total	$ 10,001	$ 10,039

Total Securities by Maturity Period *
Within one year	$ 430	$ 437
After one but within five years	1,525	1,575
After five but within ten years	2,703	2,751
After ten years	3,513	3,429
Mortgage-backed securities	1,324	1,341
Collateralized mortgage obligations	506	506
Total by Maturity Period	$ 10,001	$ 10,039

* Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

Loan Portfolio

Our total gross loans were $553.0 million at December 31, 2008, an increase of $65.8 million or 13.5% from the $487.2 million reported one year earlier. Our ratio of total loans to total funding sources, excluding the Federal Reserve Discount Window, (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and trust preferred securities)

stood at 90.7% at December 31, 2008 and 88.0% at December 31, 2007. Management seeks to maintain the ratio of loans to funding sources at or below 90%. In addition to the funding sources noted above, at December 31, 2008 the Company has a secured line of credit with the Federal Reserve Discount Window for $69.5 million.

The loan portfolio primarily consists of commercial, real estate (including real estate term loans, construction loans and other loans secured by real estate) and loans to individuals for household, family and other consumer purposes. We adjust the mix of lending and the terms of our loan programs according to economic and market conditions, asset/liability management considerations and other factors. Loans typically are made to businesses and individuals located within our primary market area (target range 85 – 90%), most of whom maintain deposit accounts with the Bank. There is no concentration of loans exceeding 10% of total loans that is not disclosed in the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements or discussed below.

The following table summarizes the loan portfolio by category for the five years ended December 31, 2008.

LOAN PORTFOLIO SUMMARY

(in 000’s)

	Year Ended December 31
	2008		2007		2006		2005		2004
	$	%	$	%	$	%	$	%	$	%
Commercial	103,036	18.6%	87,551	18.0%	93,400	19.8%	97,904	23.6	71,580	25.3
Commercial real estate	225,587	40.8%	170,599	35.0%	174,882	37.2%	149,684	36.1	107,186	37.9
Real estate construction	87,376	15.8%	106,195	21.8%	82,537	17.5%	55,810	13.5	25,404	9.0
Residential real estate	131,384	23.8%	115,458	23.7%	112,022	23.8%	103,272	24.9	69,819	24.7
Loans to individuals (except those secured by real estate)	5,663	1.0%	7,361	1.5%	8,211	1.7%	7,744	1.9	8,787	3.1
Total loans	553,046	100.0	487,164	100.0	471,052	100.0	414,414	100.0	282,776	100.0

The following table presents maturity information (based upon interest rate repricing dates) on the loan portfolio based upon scheduled repayments at December 31, 2008.

LOAN MATURITY

(in 000’s)

	December 31, 2008
	Due within One Year	Due One to Five Years	Due After Five Years	Total

Commercial	$ 74,023	$ 23,462	$ 5,551	$ 103,036
Commercial real estate	27,938	134,281	63,367	225,586
Real estate construction	75,089	10,452	1,835	87,376
Residential real estate	18,445	38,350	74,590	131,385
Loans to individuals	2,377	2,114	1,172	5,663
Total loans	$ 197,872	$ 208,659	$ 146,515	$ 553,046

The following table presents maturity information based upon contractual terms and scheduled repayments at December 31, 2008.

FIXED AND VARIABLE RATE LOANS

(in 000’s)

	Fixed		Variable
	Due Within Five Years	Due After Five Years	Due Within Five Years	Due After Five Years

Commercial	$ 27,183	$ 5,551	$ 70,303	$ -
Commercial real estate	126,024	47,363	36,195	16,004
Real estate construction	3,216	1,705	82,324	131
Residential real estate	30,692	55,110	26,102	19,480
Loans to individuals	3,516	1,172	975	-

Total loans	$ 190,631	$ 110,901	$ 215,899	$ 35,615

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

A provision for loan losses of $3.3 million was made during 2008, an increase of $2.0 million or 153.8% from the $1.3 million provided during 2007. The increase in the loan loss provision is a result of the following factors:

•

An overall increase in our general reserves of $0.4 million due to loan growth as well as due to a change in our methodology related to the calculation of the historical loss factor used in the analysis. In previous years, we have used a historical loss factor based upon the average loss per category over the five-year period ending with the current fiscal year. Due to the current economic environment, we changed our methodology to use a historical loss factor based upon the average loss per category over the two-year period ending with the current fiscal year. Additionally, our general reserves were impacted by a change in our risk assessment of the FAS 5 environmental factors. As compared to December 31, 2007, we have increased our risk assessment on four out of seven factors, including volume of loans, trends in credit quality, current industry conditions, and local economic environment.

•	An increase in our specific reserves on our impaired assets of $1.6 million. The increase is attributable to one large commercially oriented credit relationship.

We anticipate provisioning levels to continue to be elevated for 2009 and the levels will depend on the depth and length of the current recession.

For the year ended December 31, 2008, our non-performing assets to total assets ratio increased from 1.24% at December 31, 2007 to 1.48%. Additionally, our ratio of loans past due more than 90 days to total loans increased from 0.0% at December 31, 2007 to 0.01% at December 31, 2008. Net charge-offs for the year ended December 31, 2008 amounted to $0.6 million in comparison to $2.0 million for the year ended December 31, 2007.

The allowance for loan losses was $7.6 million and $4.9 million as of December 31, 2008 and 2007, respectively. The ratio of the allowance for loan losses to total loans outstanding was approximately 1.37% at December 31, 2008, which compares to approximately 1.0% of total loans at December 31, 2007 (see Note 5 to the Consolidated Financial Statements). These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions. A total of $2.2 million in specific reserves was included in the balance of the allowance for loan losses as of December 31, 2008 for impaired loans, which compares to a total of $0.7 million as of December 31, 2007.

A provision for loan losses of $1.3 million was made during 2007, a decrease of $1.5 million or 53.6% from the $2.8 million provided during 2006. The decrease in the loan loss provision is a result of a decrease in loan growth as well as the resolution of our three large problem credits subsequent to year-end. For the year ended December 31, 2007, our non-performing assets to total assets ratio decreased from 1.56% at December 31, 2006 to 1.24%. Additionally, our ratio of loans past due more than 90 days to total loans decreased from 0.13% at December 31, 2006 to 0.0% at December 31, 2007. Net charge-offs for the year ended December 31, 2007 amounted to $2.0 million in comparison to $1.3 million for the year ended December 31, 2006.

We regularly review asset quality and re-evaluate the allowance for loan losses. However, no assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future. Our current market environment, with a nationwide recession, makes this risk even higher. Additionally, regulatory examiners may require us to recognize additions or reductions to the allowance based upon their judgment about the loan portfolio and other information available to them at the time of their examinations. (See “Allowance for Loan Losses” under “Critical Accounting Policies”.)

The following table summarizes the loan loss experience for the five years ended December 31, 2008.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(in 000’s)

	Year Ended December 31,
	2008	2007	2006	2005	2004

Balance at January 1	$ 4,883	$ 5,658	$ 4,124	$ 2,989	$ 2,566

Recoveries:
Commercial	58	0	2	30	1
Loans to individuals	-	15	0	1	0

Charged off loans:
Commercial	(649)	(2,009)	(1,253)	(187)	(188)
Loans to individuals	(23)	(31)	(11)	(6)	(23)

Net charge-offs Additions charged to operations	(614) 3,323	(2,025) 1,250	(1,262) 2,796	(162) 1,297	(210) 633

Balance at December 31	$ 7,592	$ 4,883	$ 5,658	$ 4,124	$ 2,989
Ratio of net charge-offs during the period to average loans outstanding during the period	0.12%	0.42%	0.28%	0.05%	0.08%

The following table summarizes the allocation of the allowance for loan losses for the five years ended December 31, 2008. The percentage in the table below refers to the percent of loans in each category to total loans.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(in 000’s)

	Year Ended December 31,
	2008		2007		2006		2005		2004
	$	%	$	%	$	%	$	%	$	%
Balance at end of period applicable to:
Commercial	1,414	18.6%	877	18.0%	1,122	19.8%	974	23.6%	756	25.3%
Commercial real estate	3,097	40.8%	1,711	35.1%	2,100	37.2%	1,490	36.1%	1,133	37.9%
Real estate construction	1,199	15.8%	1,065	21.8%	991	17.5%	555	13.5%	269	9.0%
Residential real estate	1,804	23.8%	1,157	23.7%	1,346	23.8%	1,028	24.9%	463	15.5%
Loans to individuals	78	1.0%	73	1.4%	99	1.7%	77	1.9%	368	12.3%

Total Allowance	7,592	100.00	$4,883	100%	$ 5,658	100.0%	$ 4,124	100.0%	$2,989	100.0%

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

Nonperforming assets for the five years ended December 31, 2008 are detailed as follows:

NONPERFORMING ASSETS

(in 000’s)

	December 31,
	2008	2007	2006	2005	2004
Nonaccrual loans	$9,532	$7,029	$6,343	$104	$150
Loans past due 90 days or more	57	-	616	423	240
Restructured loans	-	-	-	-	-
Other nonperforming loans (1)	-	-	2,265	3,062	-
Total nonperforming loans	$9,589	$7,029	$9,224	$3,589	$390

Foreclosed, repossessed and idled properties	424	445	-	-	1
Total nonperforming assets	$10,013	$7,474	$9,224	$3,589	$391

(1)  Other nonperforming loans include impaired loans which are not on nonaccrual status, nor past due 90 days or more.

Loans are assigned to the watch list based upon our internal risk rating system. There are three levels of accountability in the risk rating process.  The primary responsibility for risk identification lies with the account officer.  It is the account officer’s responsibility for the initial and ongoing risk rating of all notes and commitments in his or her portfolio.  On a quarterly basis, each account officer signs a Credit Risk Rating Certification attesting to the accuracy of the credit risk ratings for the loans in his or her loan portfolio.  The Chief Credit Officer is responsible for periodically reviewing the risk rating process employed by the lending officers.  The Chief Credit Officer is responsible for the accuracy and timeliness of account officer risk ratings and has the authority to override account officer risk ratings and initiate rating changes, if warranted.  Finally, the Bank has a loan review program to provide an independent validation of portfolio quality.  This independent review is intended to assess adherence to underwriting guidelines, proper credit analysis and documentation.  In addition, the loan review process is required to test the integrity, accuracy and timeliness of account officer risk ratings and to test the effectiveness of the credit administration’s controls over the risk identification process.   Risk Management reports its findings to the Board of Directors.

On a quarterly basis, the Directors’ Loan Committee, composed of eight directors, will review all loans on our watch list to determine proper action and reporting of any loans identified as substandard by the credit quality review. We believe that the above allocated reserves are appropriate for the impaired loans in our portfolio based upon a detailed review of the quality and pledged collateral of each individual loans considered impaired at each of the above-referenced periods. (See “Impairment of Loans” under “Critical Accounting Policies”.)

If the non-accrual loans disclosed above had performed in accordance with their original terms, additional interest income in the amount of $148,953 and $909,586 would have been recorded for the years ended December 31, 2008 and December 31, 2007, respectively.

Other Assets

We have purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s Supplemental Executive Retirement Plan (“SERP”) and other employee benefit costs including health insurance, dental insurance, life insurance, and 401(k) employer match. Bank owned life insurance was $12.4 million at December 31, 2008, an increase of $0.8 million over the $11.6 million reported as of December 31, 2007. The increase is due to the $0.6 million increase in the cash surrender value of the life insurance contracts and the $0.2 million purchase of additional life insurance on one of our key executives.

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

The following table summarizes our total deposits for the years ended December 31, 2008 and 2007:

Summary of Deposits
(in 000’s)
	12/31/08		12/31/07
	$	%	$	%
Time deposits	283,808	60.9%	263,941	61.0%
Interest bearing & money market	101,895	21.9%	100,840	23.3%
Savings	66,082	14.1%	51,310	11.9%
Total interest bearing deposits	451,785	96.9%	416,091	96.2%

Noninterest demand & official checks	14,550	3.1%	16,362	3.8%

Total deposits	466,335	100.0	432,453	100.0

We continue to experience strong core deposit growth from customers who prefer dealing with a local, established community bank. Our Prime Money Market account, which has an interest rate tied to the Wall Street Journal Prime rate, continues to attract customers and has accumulated $85 million in deposits as of the end of 2008, an increase of 16% over the same period last year. Additionally, we are very pleased with the results of our new checking account product, MyLifeStyle Checking, launched earlier this year. This new account is an example of how smaller community banks such as Valley Bank are finding innovative ways to compete against larger competitors in a crowded market. In addition to a highly competitive interest rate paid on this account, customers get free access to any ATM nation-wide along with many additional rewards. Within the certificate of deposit category, we have marketed CDs nationally to institutional depositors, primarily banks, thrift institutions and credit unions through an Internet-based rate posting service. National market CDs at December 31, 2008 were $2.8 million, a decrease of $8.5 million from the $11.3 million reported at December 31, 2007.

The following table summarizes average deposits for the years ended December 31, 2008 and 2007.

AVERAGE DEPOSIT MIX
(in 000’s)

	December 31, 2008		December 31, 2007
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Interest bearing deposits:
NOW accounts	15,709	0.5%	$ 20,489	1.7%
Money market accounts	109,383	2.7%	95,764	4.1%
Savings	1,249	0.3%	2,472	0.4%
Time deposits > = $100,000	80,377	4.0%	63,864	5.1%
Other time deposits	189,273	3.9%	190,893	4.7%
Total Interest Bearing Deposits	395,991	3.4%	373,482	4.4%

Noninterest bearing deposits:
Demand deposits	52,529	0.00%	52,474	0.0%
Total average deposits	448,520	3.0%	$ 425,957	3.9%

The following table presents the maturity schedule of certificates of deposit of $100,000 or more as of December 31, 2008.

MATURITY SCHEDULE OF CERTIFICATES

OF DEPOSIT OF $100,000 OR MORE

(in 000’s)

December 31, 2008

Three months or less	29,238
Over three through 6 months	42,382
Over six through 12 months	26,525
Over 12 months	7,379

Total	105,524

Short-Term Borrowings

Total short-term borrowings (including federal funds purchased and securities sold under agreements to repurchase) increased by $14.4 million from their level of $49.6 million at December 31, 2007 to a total of $64.0 million as of December 31, 2008. Short-term borrowings at December 31, 2008 include federal funds purchased of $11.3 million, two Federal Home Loan Bank of Atlanta (“FHLB”) advances in the amount of $12.0 million and $5.0 million, and a commercial sweep account program in the amount of $35.7 million. The first FHLB advance of $12.0 million is a fixed rate credit with an interest rate of 0.93% that matures on January 12, 2009. The second FHLB advance of $5.0 million is also a fixed rate credit with an interest rate of 5.46% maturing on December 2, 2009. See the liquidity section for further information on the preceding borrowings. Total short-term borrowings (including federal funds purchased and securities sold under agreements to repurchase) increased by $3.0 million from their level of $46.6 million at December 31, 2006 to a total of $49.6 million as of December 31, 2007. Short-term borrowings at December 31, 2007 include federal funds purchased of $3.3 million, Federal Home Loan Bank of Atlanta (“FHLB”) borrowings in the amount of $13.0 million, and a commercial sweep account program in the amount of $33.3 million.

The commercial sweep program involves balances subject to repurchase agreements which are reported as short term borrowings rather than deposits since they are not FDIC insured. The balance in the program increased 7.2% or $2.4 million from $33.3 million reported at December 31, 2007 to $35.7 million at December 31, 2008. The program consists of a demand deposit account from which we invest available balances daily in securities on an overnight basis subject to repurchase. On the following business day, we repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month. The balance in the program increased 54.2% or $11.7 million from $21.6 million reported at December 31, 2006 to $33.3 million at December 31, 2007.

The following table presents information on each category of the Company’s short-term debt, which generally mature within one to seven days from the transaction date.

SHORT-TERM BORROWINGS

(in 000’s)

	December 31,
	2008	2007
Actual amount outstanding at period end:
Federal funds purchased	$11,326	$3,288
Securities sold under agreements to repurchase	35,693	33,294
Short-term FHLB Borrowings	17,000	13,000

Weighted average actual interest rate at period end:
Federal funds purchased	1.33%	4.47%
Securities sold under agreements to repurchase	0.56%	3.72%
Short-term FHLB Borrowings	2.27%	4.85%

Maximum amount outstanding at any month-end in period:
Federal funds purchased	$18,009	$18,526
Securities sold under agreements to repurchase	38,291	23,984
Short-term FHLB Borrowings	17,000	33,000

Average amount outstanding during period end:
Federal funds purchased	$5,065	$ 6,942
Securities sold under agreements to repurchase	32,677	24,028
Short-term FHLB Borrowings	15,134	25,477

Weighted average interest rate during the period:
Federal funds purchased	2.43%	5.49%
Securities sold under agreements to repurchase	1.93%	4.12%
Short-term FHLB Borrowings	3.16%	4.87%

Long-Term Borrowings

Federal Home Loan Bank advances are relatively cost-effective funding sources and provide the Company with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. The increase in advances during the year reflects the funding to support investment growth.

The Company had outstanding long-term debt with the Federal Home Bank of Atlanta in the amount of $63.0 million as of December 31, 2008, an increase of $8.0 million from the $55.0 million reported as of December 31, 2007. This increase is made up of two new $10.0 million convertible advances offset by a $7.0 million advance that was called in March 2008 and the movement of a $5.0 million fixed rate advance from long-term to short-term borrowings as of December 31, 2008. See

Footnote 8 of the Company’s Consolidated Financial Statements for more information on the long-term advances.

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

These debentures are a special form of securities that, while actually long-term debt for the Company, count as “capital” for bank regulatory purposes. The debenture proceeds from Trust I, Trust II, and Trust III are included in our Tier 1 capital for regulatory capital adequacy purposes as they do not exceed 25% of our total Tier I capital including the securities. Our obligations with respect to the issuance of Trust I, Trust II, and Trust III’s preferred securities and common securities constitute a full and unconditional guarantee of Trust I, Trust II, and Trust III’s obligations with respect to the preferred securities and common securities. Subject to certain exceptions and limitations, we may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on Trust I, Trust II, or Trust III’s preferred trust securities and common securities. As a result of the Company’s adoption of FIN 46, the Trusts’ common securities have been presented as a component of other assets.

Capital Adequacy

Our financial position at December 31, 2008 and 2007 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. Our capital ratios are above the required regulatory minimums for a well-capitalized institution. The significant increase in our capital ratios at December 31, 2008 as compared to December 31, 2007 is primarily the result of the Company’s participation in the TARP Capital Purchase Program (see “TARP Capital Purchase Program Participation”) for more information. We review the adequacy of our capital on an ongoing basis. We seek to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses and will continue to monitor the Bank capital ratios very closely due to the impact our non-accrual loans have on retained earnings and capital.

For the periods indicated, we had the following risk-based capital and leverage ratios:

Capital Ratios

Ratio	12/31/08	12/31/07
Tier 1	13.1%	10.7%
Total	14.4%	12.1%
Leverage	11.3%	9.1%

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and non-pledged securities available-for-sale, at December 31, 2008, totaled $11.9 million. Our funding sources consist of an established federal funds lines with a regional correspondent bank totaling $12.0 million that had a $11.3 million balance as of December 31, 2007, four established federal funds lines with third party banks totaling $28.0 million that had no outstanding balances as of December 31, 2007, an established line with the FHLB that had $80.0 million outstanding under a total line of $88.0 million as of December 31, 2008, and an established line with the Federal Reserve Discount Window that had no outstanding balance under a total line of $69.5 million as of December 31, 2008. We believe these arrangements will be renewed at maturity.

As of December 31, 2008, we had pledged approximately $88.0 million of our loan and investment portfolio balances as collateral for borrowings from the Federal Home Loan Bank. As of that date, we had approximately $8.0 million in remaining credit availability from the Federal Home Loan Bank. As of December 31, 2008, we had pledged approximately $69.5 million of our loan portfolio balances as collateral for borrowings from the Federal Reserve Discount Window. As of that date, we had the full amount of the line in remaining credit availability. As of December 31, 2007, we had pledged approximately $92.0 million of our loan and investment portfolio balances as collateral for borrowings from the Federal Home Loan Bank. As of that date, we had approximately $24.0 million in remaining credit availability from the Federal Home Loan Bank.

We sell excess funds as overnight federal funds sold to provide an immediate source of liquidity. We had no federal funds sold at December 31, 2008 and December 31, 2007.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Specifically, SFAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS 161 is effective for the Company on January 1, 2009 and will result in additional disclosures if the Company enters into any material derivative or hedging activities.

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

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective November 15, 2008. The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 had no effect on the Company’s financial position, results of operations or cash flows.

The FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP No. APB 14-1”). The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions. The Staff Position is effective January 1, 2009. The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective January 1, 2009. The adoption of this Staff

Position will have no material effect on the Company’s financial position, results of operations or cash flows.

FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP SFAS 133-1 and FIN 45-4”) was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008. FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions. Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.

The Staff Position also amends FASB Interpretation No. (“FIN”) 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee. If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

The Staff Position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. After initial adoption, comparative disclosures are required only for subsequent periods.

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The adoption of this Staff Position had no material effect on the Company’s financial position, results of operations or cash flows.

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

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 13) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP was effective for the quarter ended September 30, 2008. The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment and determined that it did not result in a change to its impairment estimation techniques.

FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (“FSP SFAS 140-4 and FIN 46(R)-8”) was issued in December 2008 to require public entities to disclose additional information about transfers of financial assets and to require public enterprises to provide additional disclosures about their involvement with variable interest entities. The FSP also requires certain disclosures for public enterprises that are sponsors and servicers of qualifying special purpose entities. The FSP is effective for the first reporting period ending after December 15, 2008. This FSP had no material impact on the financial position of the Company.

FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”) issued in December 2008, provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related it to its benefit plans.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EIFT Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the Staff Position, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the Staff Position amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. Retroactive application is not permitted. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments as discussed in Note 3.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Valley Financial Corporation

Roanoke, Virginia

We have audited the consolidated balance sheets of Valley Financial Corporation and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Valley Financial Corporation and subsidiary as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Valley Financial Corporation’s internal control over financial reporting as of December 31, 2008 included in the accompanying Form 10-K, item 9A, and accordingly, we do not express an opinion thereon.

Elliott Davis, LLC

Galax, Virginia

March 23, 2009

Valley Financial Corporation

Consolidated Balance Sheets

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

	2008	2007
Assets
Cash and due from banks	$7,270	$10,895
Interest-bearing deposits in banks	26	95
Securities available-for-sale	77,243	58,540
Securities held-to-maturity (approximate market values of $10,039 and $17,666 in 2008 and 2007, respectively)	10,001	17,582
Restricted equity securities	5,607	4,963
Loans, net of allowance for loan losses of $7,592 at December 31, 2008 and $4,883 at December 31, 2007	545,454	482,281
Foreclosed assets, net	424	445
Premises and equipment, net	8,121	6,463
Bank owned life insurance	12,390	11,639
Accrued interest receivable	2,634	2,975
Other assets	5,309	5,089
Total assets	$674,479	$600,967

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$14,550	$16,362
Interest-bearing deposits	451,785	416,091
Total deposits	466,335	432,453

Federal funds purchased and securities sold under agreements to repurchase	47,019	36,582
Short-term borrowings	17,000	13,000
Long-term borrowings	63,000	55,000
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	16,496	16,496
Accrued interest payable	2,908	3,828
Other liabilities	3,216	2,892
Total liabilities	615,974	560,251

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; 16,019 and 0 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	15,188	-
Common stock, no par value; 10,000,000 shares authorized; 4,678,851 and 4,593,581 shares issued and outstanding at December 31, 2008 and 2007, respectively	23,232	21,879
Retained earnings	19,596	18,801
Accumulated other comprehensive income	489	36
Total shareholders’ equity	58,505	40,716
Total liabilities and shareholders’ equity	$674,479	$600,967
See accompanying notes to consolidated financial statements

Valley Financial Corporation

Consolidated Statements of Income

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

	2008	2007
Interest income
Interest and fees on loans	$31,511	$35,032
Interest on securities – taxable	4,163	3,350
Interest on securities – nontaxable	378	470
Interest on deposits in banks	65	141
Total interest income	36,117	38,993
Interest expense
Interest on deposits	14,293	17,501
Interest on long-term borrowings	478	2,092
Interest on short-term borrowings	2,544	1,241
Interest on guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	850	1,188
Interest on federal funds purchased and securities sold under agreements to repurchase	753	1,371
Total interest expense	18,918	23,393
Net interest income	17,199	15,600
Provision for loan losses	3,323	1,250
Net interest income after provision for loan losses	13,876	14,350
Noninterest income
Service charges on deposit accounts	1,137	1,178
Realized gains (losses) on sale of securities available-for-sale	(14)	(90)
Realized gains on sales of derivative instruments	-	63
Income earned on bank owned life insurance	551	522
Other income on real estate loans	25	51
Gain (loss) on disposal of equipment	-	(4)
Other income	712	606
Total noninterest income	2,411	2,326
Noninterest expense
Compensation expense	7,361	6,678
Occupancy expense	930	763
Equipment expense	696	567
Data processing expense	823	703
Advertising and marketing expense	445	277
Insurance expense	407	351
Audit fees	241	335
Legal expense	186	209
Franchise tax expense	401	338
Business manager program expense	209	272
Deposit expense	284	257
Loan expense	227	173
Foreclosed properties expense, net	26	10
Computer software expense	438	330
Other expense	1,360	1436
Total noninterest expense	14,034	12,699
Income before income taxes	2,253	3,977
Income tax expense	577	1,049
Net income	$1,676	$2,928
Preferred dividends accrued	53	-
Net income available to common shareholders	1,623	2,928
Earnings per share
Basic earnings per share	$0.35	$0.69
Diluted earnings per share	$0.35	$0.68
Weighted average shares	4,646,087	4,266,658
Diluted average shares	4,695,639	4,331,697
Dividends declared per share	$0.14	$0.14

See accompanying notes to consolidated financial statements.

Valley Financial Corporation

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

	2008	2007

Preferred stock
Balance, beginning of year	$ -	$ -
Issued	15,180	-
Preferred stock accretion	8	-
Balance, end of year	15,188	-
Common stock, no par value
Balance, beginning of year	21,879	17,212
Issued	-	4,306
Issuance and amortization of restricted stock grants and stock options	104	108
Delivery of common stock underlying restricted stock grants	-	23
Exercise of employee stock options	285	323
Excess net tax benefit related to share-based compensation	163	-
Preferred and common stock issuance costs	(38)	(93)
Issuance of common stock warrants	839	-
Balance, end of year	23,232	21,879
Retained Earnings
Balance, beginning of year	18,801	16,488
Cumulative effect of change in accounting principle	(178)	-
Balance, beginning of year, after cumulative effect	18,623	16,488
Net earnings	1,676	2,928
Dividends declared on common stock	(651)	(615)
Dividends declared on preferred stock	(44)	-
Preferred stock accretion	(8)	-
Balance, end of year	19,596	18,801
Accumulated other comprehensive income/(loss)
Balance, beginning of year	36	(299)
Net gains/(losses) on available-for-sale securities, net of deferred tax expense	453	405
Elimination of gains on derivatives not held for trading, net of deferred tax expense	-	(70)
Balance, end of year	489	36
Total shareholders’ equity	$ 58,505	$ 40,716

See accompanying notes to consolidated financial statements

Valley Financial Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

	2008	2007
Cash flows from operating activities
Net income	$ 1,676	$ 2,928
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,323	1,250
Depreciation and amortization of bank premises, equipment and software	906	810
Stock compensation expense	104	131
Deferred income tax	(388)	(473)
Net losses on sale of securities	14	90
Net (gains) on disposal of derivative	-	(51)
Net (gains) losses on foreclosed properties	(6)	-
Net (gains) losses on equipment disposals	-	4
Net amortization of bond premiums/discounts	140	144
(Increase) in unearned fees	(158)	(77)
(Increase) decrease in accrued interest receivable	341	(21)
Decrease in other assets	130	430
(Increase) in value of life insurance contracts	(551)	(522)
Increase (decrease) in accrued interest payable	(920)	695
Increase in other liabilities	97	4
Net cash provided by operating activities	4,708	5,342

Cash flows from investing activities
(Increase) decrease in interest bearing deposits in banks	69	(3)
(Increase) decrease in federal funds sold	-	16,630
Purchases of bank premises, equipment and software	(2,526)	(402)
Purchases of securities available-for-sale	(36,172)	(16,965)
Purchases of restricted equity securities	(1,544)	(784)
Proceeds from sales/calls/paydowns/maturities of securities available-for-sale	17,849	7,130
Proceeds from paydowns on securities held-to-maturity	7,500	2,462
Principal repayments of restricted equity securities	900	900
Purchase of bank owned life insurance	(200)	-
Proceeds from sale of foreclosed assets	911	-
Capitalized expenses on foreclosed assets	(317)	-
Increase in loans, net	(66,905)	(18,061)
Net cash used in investing activities	(80,435)	(9,093)

Cash flows from financing activities
(Decrease) in non-interest bearing deposits	(1,812)	(2,300)
Increase (decrease) in interest bearing deposits	35,694	(6,736)
Proceeds from short-term borrowings	12,000	5,000
Principal repayments of short-term borrowings	(8,000)	(25,000)
Increase in securities sold under agreements to repurchase	2,399	11,659
Increase (decrease) in federal funds purchased	8,038	3,288
Proceeds from long-term borrowings	20,000	15,000
Principal repayments of long-term borrowings	(12,000)	-
Cash dividends paid	(646)	(580)
Net proceeds from issuance of preferred stock	15,180	-
Net proceeds from issuance of common stock	410	4,537
Net proceeds from issuance of common stock warrants	839
Net cash provided by financing activities	72,102	4,868
Net increase (decrease) in cash and due from banks	(3,625)	1,117

Cash and due from banks at beginning of year	10,895	9,778
Cash and due from banks at end of year	$ 7,270	$ 10,895

Valley Financial Corporation

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

	2008	2007
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$ 19,838	$ 22,698
Cash paid during the year for income taxes	$ 788	$ 389

Noncash financing and investing activities
Transfer of loans to foreclosed property	$ 567	$ 445
Reclassification of borrowings from long-term to short-term	$ 5,000	$ 8,000

See accompanying notes to the financial statements.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

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

Effective October 16, 2002, the Bank established VB Investments, LLC as a wholly-owned subsidiary of the Bank to be a limited partner in various tax credit partnerships. The establishment of the subsidiary gives the Bank the right to utilize certain federal and state tax credits. Effective June 26, 2003, Valley Financial (VA) Statutory Trust I was established as a wholly-owned subsidiary of the Company for the purpose of issuing trust preferred securities. Effective September 26, 2005, Valley Financial (VA) Statutory Trust II was established as a wholly-owned subsidiary of the Company for the purpose of issuing additional trust preferred securities. Effective December 15, 2006, Valley Financial Statutory Trust III was established as a wholly owned subsidiary of the company for the purpose of issuing additional trust preferred securities. These entities are for raising capital (in the case of the statutory trusts) or investments (in the case of the LLC) for the Company and the Bank. Effective July 13, 2007, VFC Properties, LLC was established as a wholly-owned subsidiary of the Company to provide credit intermediary services for the Bank. The Company dissolved this entity in July 2008. In September 2008, the Bank established VB Land, LLC, a wholly-owned subsidiary to provide to provide credit intermediary services for the Bank.

Critical Accounting Policies

The accounting and reporting policies of Valley Financial Corporation ("the Company"), Valley Bank ("the Bank"), and the Bank’s Statutory Trusts as discussed in Note 8, conform to generally accepted accounting principles (GAAP) and to general banking industry practices. Our policies, with respect to the methodology for determination of the allowance for loan losses, involve a high degree of complexity. Management must make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions, or estimates would cause reported results to differ materially. These critical policies and their application are reviewed periodically with our Audit Committee and Board of Directors. The following is a summary of the more significant accounting policies:

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

For the Years Ended December 31, 2008 and 2007

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

For the Years Ended December 31, 2008 and 2007

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

For the Years Ended December 31, 2008 and 2007

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

For the Years Ended December 31, 2008 and 2007

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

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 1. Summary of Significant Accounting Policies, continued

Diluted Earnings per Share

The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. These additional common shares would include employee equity share options, nonvested shares and similar equity instruments granted to employees, as well as the shares associated with the common stock warrants issued to the U.S. Treasury Department as part of the preferred stock transaction completed in December 2008. Diluted earnings per share is based upon the actual number of options or shares granted and not yet forfeited unless doing so would be antidilutive. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares.

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

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 1. Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments, continued

Dividends and Discount on Preferred Stock

The Company includes dividends on preferred stock in shareholders’ equity at the time of declaration and includes the dividends and accretion on discount on Preferred Stock in the earnings per share calculation when earned, without regard to declaration.

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

For the Years Ended December 31, 2008 and 2007

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Specifically, SFAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS 161 is effective for the Company on January 1, 2009 and will result in additional disclosures if the Company enters into any material derivative or hedging activities.

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

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective November 15, 2008. The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 had no effect on the Company’s financial position, results of operations or cash flows.

The FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP No. APB 14-1”). The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 provides guidance for initial and subsequent measurement as well as de-recognition provisions. The Staff Position is effective January 1,

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 1. Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

2009. The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective January 1, 2009. The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP SFAS 133-1 and FIN 45-4”) was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008. FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions. Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.

The Staff Position also amends FASB Interpretation No. (“FIN”) 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee. If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

The Staff Position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. After initial adoption, comparative disclosures are required only for subsequent periods.

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The adoption of this Staff Position had no material effect on the Company’s financial position, results of operations or cash flows.

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

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 13) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP was effective for the quarter ended September 30, 2008. The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment and determined that it did not result in a change to its impairment estimation techniques.

FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (“FSP SFAS 140-4 and FIN 46(R)-8”) was issued in December 2008 to require public entities to disclose additional information about transfers of financial assets and to require public

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 1. Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

enterprises to provide additional disclosures about their involvement with variable interest entities. The FSP also requires certain disclosures for public enterprises that are sponsors and servicers of qualifying special purpose entities. The FSP is effective for the first reporting period ending after December 15, 2008. This FSP had no material impact on the financial position of the Company.

FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”) issued in December 2008, provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related it to its benefit plans.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EIFT Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the Staff Position, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the Staff

Position amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. Retroactive application is not permitted. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments as discussed in Note 3.

Note 2. Restrictions on Cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average reserve balances. The daily cash reserve requirement for the week including December 31, 2008 was $50, which was met by cash on hand. The daily cash reserve requirement for the week including December 31, 2007 was $71, which was met by cash on hand.

As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of December 31, 2008 and December 31, 2007 was $250.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 3. Securities

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale (“AFS”) as of December 31, 2008 and 2007 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
2008
U.S. Government and federal agency	$629	$11	$-	$640
Government-sponsored enterprises*	25,922	503	-	26,425
Mortgage-backed securities	45,153	690	(370)	45,473
States and political subdivisions	4,798	22	(115)	4,705
Corporate debt	-	-	-	-
	$76,502	$1,226	$(485)	$77,243

2007
U.S. Government and federal agency	$716	$7	$-	$723
Government-sponsored enterprises*	24,506	293	-	24,799
Mortgage-backed securities	28,193	124	(375)	27,942
States and political subdivisions	4,970	43	(37)	4,976
Corporate debt	100	-	-	100
	$58,485	$467	$(412)	$58,540

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity (“HTM”) as of December 31, 2008 and 2007 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
2008
U.S. Government and federal agency	$-	$-	$-	$-
Government-sponsored enterprises*	1,981	27	-	2,008
Mortgage-backed securities	1,830	18	(1)	1,847
States and political subdivisions	6,190	103	(109)	6,184
	$10,001	$148	$(110)	$10,039

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 3. Securities, continued

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
2007
U.S. Government and federal agency	$-	$-	$-	$-
Government-sponsored enterprises*	7,955	42	(2)	7,995
Mortgage-backed securities	2,435	-	(52)	2,383
States and political subdivisions	7,192	99	(3)	7,288
	$17,582	$141	$(57)	$17,666

*Such as FNMA, FHLMC and FHLB.

The following tables detail unrealized losses and related fair values in the Bank’s available-for-sale and held-to-maturity investment securities portfolios. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2008.

Temporarily Impaired Securities in AFS Portfolio

2008	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises*	$281	$(1)	$736	$(19)	$1,017	$(20)
Mortgage-backed securities	16,541	(262)	1,703	(88)	18,244	(350)
State and political subdivisions	3,058	(115)	-	-	3,058	(115)
Total temporarily impaired securities	$19,880	$(378)	$2,439	$(107)	$22,319	$(485)

Temporarily Impaired Securities in HTM Portfolio

2008	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises*	$403	$(1)	$-	$-	$403	$(1)
Mortgage-backed securities	-	-	-	-	-	-
State and political subdivisions	2,006	(109)	-	-	2,006	(109)
Total temporarily impaired securities	$2,409	$(110)	$-	$-	$2,409	$(110)

This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2008.

*Such as FNMA, FHLMC and FHLB.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 3. Securities, continued

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based upon this evaluation, there are four securities in the portfolio with unrealized losses for a period greater than 12 months. We have analyzed each individual security for Other Than Temporary Impairment (“OTTI”) purposes by reviewing delinquencies, loan-to-value ratios, and credit quality and concluded that all unrealized losses presented in the tables above are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The amortized costs and approximate fair values of available-for-sale securities as of December 31, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

2008	Amortized Costs	Fair Values
Due in one year or less	$206	$212
Due after one year through five years	1,230	1,230
Due after five years through ten years	4,278	4,378
Due after ten years	25,636	25,950
Mortgage-backed securities	32,125	32,516
Collateralized mortgage obligations	13,027	12,957
	$76,502	$77,243

The amortized costs and approximate fair values of held-to-maturity securities as of December 31, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

2008	Amortized Costs	Fair Values
Due in one year or less	$430	$437
Due after one year through five years	1,524	1,575
Due after five years through ten years	2,704	2,751
Due after ten years	3,513	3,429
Mortgage-backed securities	1,324	1,341
Collateralized mortgage obligations	506	506
	$10,001	$10,039

Securities (excluding restricted equity securities) with amortized costs of $82,652 and $66,251 as of December 31, 2008 and 2007, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Restricted equity securities consist of Federal Home Loan Bank stock in the amount of $4,673 and $4,119, Federal Reserve Bank stock in the amount $784 and $784, and Community Bankers Bank stock in the amount of $150 and $60 as of December 31, 2008 and 2007, respectively. Restricted equity securities are carried at cost. The Federal Home Loan Bank requires the Bank to maintain stock in an amount equal to 0.20% of total assets as of December 31 of the prior year and 4.5% of outstanding borrowings. The Federal Reserve Bank of Richmond requires the Bank to

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 3. Securities, continued

maintain stock with a par value equal to 6% of its outstanding capital; however, the Federal Reserve Bank only requires the Bank to pay 50% of the par value of the stock. Community Bankers Bank stock is restricted in the fact that the stock may only be repurchased by that Company. The Company made an additional capital investment in Community Bankers Bank stock during 2008 for $90.

Note 4. Loans Receivable

The major components of loans in the consolidated balance sheets at December 31, 2008 and 2007 are as follows:

	2008	2007

Commercial	$103,036	$87,458
Real estate:
Construction and land development	87,376	106,195
Residential, 1-4 families	131,384	115,458
Commercial	225,318	170,599
Consumer	5,663	7,361
	552,777	487,071

Deferred loan fees	269	93
Allowance for loan losses	(7,592)	(4,883)
	$545,454	$482,281

Substantially all one-four family residential and commercial real estate loans collateralize the line of credit available from the Federal Home Loan Bank and substantially all commercial and construction loans collateralize the line of credit with the Federal Reserve Bank of Richmond Discount Window.

The aggregate amount of deposit overdrafts that have been reclassified as loans and included in the consumer category in the above table as of December 31, 2008 and 2007 was $168 and $322, respectively.

Note 5. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	2008	2007

Balance, beginning	$4,883	$5,658
Provision charged to expense	3,323	1,250
Recoveries of amounts charged off	58	15
Amounts charged off	(672)	(2,040)
Balance, ending	$7,592	$4,883

An allowance determined in accordance with SFAS No. 114 and No. 118 is provided for all impaired loans. The total recorded investment in impaired loans and the related allowance for loan losses at December 31, 2008 and 2007 is as follows:

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 5. Allowance for Loan Losses, continued

	2008	2007

Impaired loans without a valuation allowance	$17,776	$5,419
Impaired loans with a valuation allowance	10,897	10,058
Total impaired loans	$28,673	$15,477

Valuation allowance related to impaired loans	$2,194	$673

The average annual recorded investment in impaired loans and interest income recognized on impaired loans for the years ended December 31, 2008 and 2007 (all approximate) is summarized below:

	2008	2007

Average investment in impaired loans	$6,227	$16,370
Interest income recognized on impaired loans	$310	$663
Interest income recognized on a cash basis on impaired loans	$337	$689

Except for adequately secured advances under an asset-based lending program, no additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans totaled $9,532 and $7,029 as of December 31, 2008 and 2007, respectively. Loans past due more than ninety days and still accruing totaled $57 and $0 as of December 31, 2008 and 2007, respectively. There were no restructured loans as of December 31, 2008 and 2007.

Note 6. Premises and Equipment

Components of premises and equipment and total accumulated depreciation and amortization as of December 31, 2008 and 2007 are as follows:

	2008	2007

Land and improvements	$1,697	$1,697
Building	4,122	3,340
Furniture, fixtures, and equipment	4,305	3,909
Leasehold improvements	1,448	1,335
Construction in progress	1,042	97
	12,614	10,378

Less accumulated depreciation	(4,493)	(3,915)
	$8,121	$6,463

Depreciation expense for the years ended December 31, 2008 and 2007 amounted to $772 and $676, respectively.

The Company currently leases its main office location under a non-cancelable operating lease. The lease for the main office has a term of seven years with the option of three additional renewal terms of five years each. In addition, the Company currently leases two of its branch locations. The first branch has an initial lease term of twelve years with the option of one additional renewal term of five years. The second branch has an initial lease term of five years with the option to renew for four additional five year periods.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 6. Premises and Equipment, continued

Additionally, the Company has entered into a land lease for its new South Roanoke office. The land lease has an initial lease term of twenty-five years with the option to renew for two additional twenty-five year periods. Rental expenses under operating leases were approximately $455 and $318 for 2008 and 2007 respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2008 were as follows:

2009	$ 434
2010	456
2011	443
2012	445
2013 and thereafter	893
Total	$ 2,671

Note 7. Time Deposits

At December 31, 2008 the approximate scheduled maturities of time deposits are as follows:

Three months or less	$95,222
Four to twelve months	163,584
One to three years	17,808
Over three years	7,194
Total	$283,808

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2008 and 2007 was $105,523 and $74,131 respectively.

Note 8. Borrowed Funds

Short-term debt

Short-term debt includes Federal Home Loan Bank Advances that mature in 12 months or less, securities sold under agreements to repurchase and federal funds purchased generally maturing within one to seven days from the transaction date. Short-term Federal Home Loan Bank of Atlanta advances totaled $17,000 and $13,000 at December 31, 2008 and 2007, respectively. The $17,000 balance as of December 31, 2008 is comprised of two fixed rate credits of $5,000 and $12,000. The $5,000 fixed rate advance was borrowed in December 1999 and matures December 2, 2009. The rate at December 31, 2008 is 5.46%. The $12,000 fixed rate credit was borrowed in December of 2008 and matures January 12, 2009. The rate at December 31, 2008 is 0.93%. At December 31, 2008, the Company had $27,674 available under short-term unsecured lines of credit and $8,292 available under short-term secured lines of credit. Additional information is summarized below:

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 8. Borrowed Funds, continued

Short-term debt, continued

	2008	2007

Outstanding balance at December 31	$64,019	$49,582
Year-end weighted average rate	$1.18%	$4.18%
Daily average outstanding during the period	$52,876	$56,446
Average rate for the period	$2.33%	$4.63%
Maximum outstanding at any month-end during the period	$73,300	$75,510

Securities with a fair market value of $54,389 and $48,978 collateralized securities sold under agreements to repurchase at December 31, 2008 and 2007, respectively.

Long-term debt

The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $63,000 as of December 31, 2008. There are three convertible advances in the amount of $5,000 each, one convertible advance in the amount of $15,000, two convertible advances in the amount of $10,000 and one fixed-rate advance in the amount of $13,000. The Federal Home Loan Bank of Atlanta has the option to convert the three $5,000 convertible advances on the conversion dates below, and on any quarterly interest payment date thereafter, with at least two business days notice. If converted, these convertible advances will be converted into a 3-month London Interbank Offered Rate (“LIBOR”) based adjustable rate credit (ARC) at 3-month LIBOR. The Federal Home Loan Bank of Atlanta has the option to convert the $15,000 and the two $10,000 convertible advances on the conversion dates below, with at least two business days notice. If converted, these advances will be converted into a 3-month LIBOR based adjustable rate credit at 3-month LIBOR plus or minus the then-current spread of such advance. The following table provides more information on the outstanding advances as of December 31, 2008 and 2007:

LONG-TERM FEDERAL HOME LOAN BANK ADVANCES

(dollars in thousands)

Advance	Maturity	Conversion	Current	12/31/08	12/31/07
Date	Date	Date	Rate	Balance	Balance
December 2, 1999	December 2, 2009 *	Quarterly	n/a	$-	$5,000
May 24, 2000	May 24, 2010	Quarterly	6.490%	5,000	5,000
February 9, 2001	February 9, 2011	Quarterly	4.970%	5,000	5,000
March 11, 2003	March 11, 2013	March 11, 2008	n/a	-	7,000
June 29, 2006	June 29, 2016	n/a	5.030%	13,000	13,000
November 9, 2006	November 9, 2016	November 10, 2008	4.280%	5,000	5,000
December 28, 2007	December 28, 2010	December 28, 2009	3.785%	15,000	15,000
March 29, 2008	March 29,2018	March 29, 2011	2.625%	10,000	-
July 22, 2008	July 23,2018	July 25, 2011	3.530%	10,000	-

			TOTAL	$63,000	$55,000

* Included in short-term debt as of December 31, 2008.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

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

The preferred securities and common securities of all three trusts are included in the Company’s Tier 1 capital for regulatory capital adequacy purposes as they do not exceed 25% of the Company’s total Tier I capital excluding the securities. The Company’s obligations with respect to the issuance of the preferred securities and common securities of both trusts constitute a full and unconditional guarantee by the Company of the trusts obligations with respect to the preferred securities and common securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on the trusts’ preferred trust securities and common securities. As a result of the Company’s adoption of FIN 46, all three Trusts’ common securities have been presented as a component of other assets.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 9. Fair Value of Financial Instruments

Fair Value of Financial Instruments

The Company adopted Statement No. 157 at the beginning of our 2008 fiscal year and there was no material impact to our first quarter financial statements. Statement No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. Statement No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Fair Value Hierarchy

Under SFAS 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Valuation is based upon unadjusted quoted prices in active markets for identical assets to the instrument or security being valued, for example stocks trading on the New York Stock Exchange.

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to Statement No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy:

Assets and Liabilities Recorded at Fair Value on a Recurring Basis at December 31, 2008

(in 000’s)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$77,243	$-	$77,243	$-
Total assets at fair value	$77,243	$-	$77,243	$-

Total liabilities at fair value	$-	$-	$-	$-

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 9. Fair Value of Financial Instruments, continued

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis at December 31, 2008

The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:

(in 000’s)	Total	Level 1	Level 2	Level 3
Impaired loans	$26,479	$-	$26,479	$-
Foreclosed assets	424	-	424	-
Total assets at fair value	$26,903	$-	$26,903	$-

Total liabilities at fair value	$-	$-	$-	$-

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

Investment Securities Available-for-Sale: Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans receivable: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 9. Fair Value of Financial Instruments, continued

that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Foreclosed Assets: Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When the appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 9. Fair Value of Financial Instruments, continued

The carrying amounts and approximate fair values of the Corporation's financial instruments are as follows at December 31, 2008 and 2007:

	2008		2007
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$7,270	$7,270	$10,895	$10,895
Interest-bearing deposits in banks	26	26	95	95
Securities available-for-sale	77,243	77,243	58,540	58,540
Securities held-to-maturity	10,001	10,039	17,582	17,666
Restricted equity securities	5,607	5,607	4,963	4,963
Loans, net	545,454	549,360	482,281	482,453
Bank owned life insurance	12,390	12,390	11,639	11,639

Financial liabilities
Total deposits	466,335	467,860	432,453	432,578
Short-term borrowings	17,000	17,000	13,000	13,000
Securities sold under agreements to repurchase	35,693	35,693	33,294	33,294
Federal funds purchased	11,326	11,326	3,288	3,288
Long-term borrowings	63,000	69,455	55,000	56,399
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	16,496	16,503	16,496	16,496

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

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

	Net Income Available to Common Shareholders (for 2008)	Weighted Average Shares	Per Share Amount
Year Ended December 31, 2008
Basic earnings per share	$1,623	$4,646,087	$0.35
Effect of dilutive stock options	-	47,142
Effect of dilutive stock warrants		2,410
Diluted earnings per share	$1,623	$4,695,639	$0.35

Year Ended December 31, 2007
Basic earnings per share	$2,928	$4,266,658	$0.69
Effect of dilutive stock options	-	65,039
Diluted earnings per share	$2,928	$4,331,697	$0.68

Note 11. Employee Benefit Plan

The Company has a defined contribution plan (the Plan) qualifying under IRS Code Section 401(k). Eligible participants in the Plan can contribute up to the maximum percentage allowable not to exceed the dollar limit under IRC Section 401(k). Employee contributions are matched by the Company based on 100 percent of the first three percent of an employee's contribution and 50 percent of employee contributions which exceed three percent but do not exceed six percent. For the years ended December 31, 2008 and 2007, the Company contributed $226 and $197, to the Plan, respectively.

During 2002, the Company adopted a deferred compensation plan to provide future compensation to certain members of management. Under plan provisions, payments projected to range from $27 to $245 are payable for 15 years certain, generally beginning at age 65. The liability accrued for compensation deferred under the plan was $1,309 at December 31, 2008 and $1,023 at December 31, 2007. Deferred compensation expense, an actuarially determined amount, was $286 during 2008 and $143 during 2007. Assumed discount rate, rate of compensation increase, and expected after-tax long-term rate of return on plan assets were 7.25%, 5%, and 4.5%, respectively at December 31, 2008 and December 31, 2007.

The Company has purchased and is the beneficiary of life insurance policies that are indirectly related to funding of our employee benefit plans. The cash value totaled approximately $12,390 and $11,639 at December 31, 2008 and 2007, respectively.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 12. Shareholders’ Equity

On October 14, 2008, Treasury Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury will purchase equity stakes in certain banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock (from the $700 billion authorized by the EESA). In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. Secretary Paulson also announced that nine large financial institutions agreed to participate in the TARP Capital Purchase Program.

On December 12, 2008, as part of the Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 16,019 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 344,742 shares of the Company’s common stock, no par value per share (the “Common Stock”), at an initial exercise price of $6.97 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $16,019,000 in cash.

The Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum. The Company may not redeem the Preferred Stock during the first three years except with the proceeds from a “Qualified Equity Offering” (as defined in the Purchase Agreement). After three years, the Company may, at its option, redeem the Preferred Stock at the liquidation amount plus accrued and unpaid dividends. The Preferred Stock is generally non-voting. Prior to December 12, 2011, unless the Company has redeemed the Preferred Stock or the Treasury has transferred the Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in certain circumstances specified in the Purchase Agreement.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 12. Shareholders’ Equity, continued

The Warrant is immediately exercisable. The Warrant provides for the adjustment of the exercise price and the number of shares of Common Stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Common Stock, and upon certain issuances of Common Stock at or below a specified price relative to the then-current market price of Common Stock. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than the purchase price of the Preferred Stock from one or more “Qualified Equity Offerings” announced after October 13, 2008, the number of shares of common stock issuable pursuant to the Treasury’s exercise of the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

Upon the request of the Treasury at any time, the Company has agreed to promptly enter into a deposit arrangement pursuant to which the Preferred Stock may be deposited and depositary shares (“Depositary Shares”), representing fractional shares of Preferred Stock, may be issued. The Company registered the Preferred Stock, the Warrant, the shares of Common Stock underlying the Warrant on January 12, 2009.

It is not clear at this time what impact the EESA, the TARP Capital Purchase Program, the TLGP, ARRA, or other liquidity and funding initiatives will have on the financial markets. It also is unclear at this time the extent to which the difficulties described above, including the high levels of volatility and limited credit availability currently being experienced will adversely effect the Company, the U.S. banking and financial industry, and the broader U.S. global economy.

Note 13. Share Based Compensation

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

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 13. Share Based Compensation, continued

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

The Company has two share based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was approximately $104 for the year ended December 31, 2008, and $131 for the year ended December 31, 2007. The total recognized tax benefit related to the compensation expense was $1 for the year ended December 31, 2008 and $0 for the year ended December 31, 2007.

Stock Option Plans

The Company has a 2005 Key Employee Equity Award Plan (the 2005 Plan). The 2005 Plan gives the Company flexibility in tailoring equity-based compensation awards for employees from time to time to the continuing objective of aligning employee incentives with the interests of shareholders as the Company grows and develops. In addition to incentive and nonqualified stock options, the 2005 Plan permits the grant of restricted stock, stock appreciation rights and stock units to persons designated as “Key Employees”. The 2005 Plan will remain in effect for ten years, subject to the right of the Board of Directors to terminate the 2005 Plan earlier, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. The maximum aggregate number of shares of the Company’s common stock (no par value) that may be issued pursuant to awards made under the Plan may not exceed 250,000. Accordingly, 250,000 shares of authorized but unissued common stock are reserved for use in the 2005 Plan. Within the maximum limits, the Plan specifies that stock appreciation rights may not be granted with respect to more than 500 shares per recipient (2,000 shares for a new employee recipient) per year; and restricted shares and stock units, respectively, may not be granted for more than 5,000 shares per year per recipient. Under the 2005 Plan, there are 149,050 incentive stock shares and 16,000 restricted stock shares granted to officers and key employees currently outstanding. There are 83,179 shares available for grant as of December 31, 2008.

Additionally, the Company has a 1995 Incentive Stock Plan (the 1995 Plan) pursuant to which the Human Resources Committee of the Company’s Board of Directors may grant stock options to officers and key employees. The 1995 Plan authorizes grants of options to purchase up to 311,850 shares (adjusted for stock splits) of the Company’s authorized but unissued common stock. Under the 1995 Plan, there are options for 107,932 shares granted to officers and key employees currently outstanding and 20,841 shares available for grant as of December 31, 2008.

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

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 13. Share Based Compensation, continued

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the volatilities of our trading history. The expected life is based on the average life of the options of 10 years and the weighted average vesting period of 5 years, and forfeitures are estimated based on the Company’s history. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the years ended December 31, 2008 and 2007.

	12 Months Ended (dollars in thousands)
	2008	2007
Expected dividend yield	2%	1%
Risk-free interest rate	2.51%	4.37%
Expected life of options (in years)	7.5 years	7.3 years
Expected volatility of stock price	37.1% - 39.1%	37.2% - 37.6%

Total stock-based compensation recognized as compensation expense on our consolidated statement of income is as follows:

	12 Months Ended (dollars in thousands)
	12/31/08	12/31/07

Option Grants	$102	$109
Restricted Stock Grants	2	22

Total Compensation Expense	$104	$131

As of December 31, 2008, there was $426 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees. A maturity schedule of the unrecognized compensation cost (dollars in thousands) as of December 31, 2008 is as follows:

	2009	2010	2011	2012	2013	Total
Compensation Cost	$147	$119	$97	$44	$19	$426

Total unrecognized compensation cost will be adjusted for future grants and future changes in estimated forfeitures.

General Stock Option Information

A summary of option activity under the stock option plans during the years ended December 31, 2008 and 2007 is presented below:

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 13. Share Based Compensation, continued

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value		Intrinsic Value of Options Exercised	Weighted Average Contractual Term
Balance 12/31/06	338,500	$6.68	$4.03		$318	3.99 years

Granted	50,800	11.47	3.73
Exercised	(69,853)	4.64	3.41		440
Forfeited	(18,370)	11.95	3.72
Expired	(2,362)	3.25	5.20
Authorized	-	-	-

Balance 12/31/07	298,715	$7.68	$4.87		$440	4.18 years

Granted	63,600	7.02	2.44
Exercised	(94,633)	3.78	5.21		302
Forfeited	(10,700)	11.41	2.86
Expired	-	-	-
Authorized	-	-	-

Balance at 12/31/08	256,982	$8.79	$2.66		$302	5.97 years

Exercisable at 12/31/08	137,431	$8.31	$2.16	$	n/a	3.46 years

Cash received from option exercises under all share-based payment arrangements for the twelve-month periods ended December 31, 2008 and 2007 was $285 and $324, respectively.

Information regarding shares vested during the years ended December 31, 2008 and 2007 are as follows:

Year Ending	Number of Shares Vested	Total Fair Value of Shares Vested
December 31, 2008	24,610	$96
December 31, 2007	25,440	$72

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 13. Share Based Compensation, continued

Information regarding the stock options outstanding at December 31, 2008 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.08 - $5.94	74,232	1.15 years	$5.22	74,232	$5.22
$7.14 - $12.85	157,700	8.19 years	$9.68	45,650	$11.17
$13.00 - $14.23	25,050	6.32 years	$13.82	17,550	$13.93

Totals	256,982	5.97 years	$8.79	137,432	$8.31

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2008 was $18 and $18, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2007 was $872 and $870, respectively.

A summary of the status of the Company’s non-vested options as of December 31, 2008 and 2007 and changes during the years then ended is presented below:

	Non-Vested Options Outstanding	Weighted Average Grant Date Fair Value

Non-vested Options, 12/31/06	74,440	$3.79

Granted	50,800
Vested	(25,440)
Forfeited	(13,020)

Non-vested options, 12/31/07	86,780	$4.03

Granted	63,600
Vested	(24,610)
Forfeited	(6,219)

Non-vested options, 12/31/08	119,551	$3.24

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 13. Share Based Compensation, continued

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2008 and 2007 and changes during the years then ended is presented below:

	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value

Balance, 12/31/06	15,075	$12.55

Granted	-	$12.20
Forfeited	(2,850)	$12.50

Outstanding at 12/31/07	12,225	$12.52

Granted	16,000	$6.00
Forfeited	(12,225)	$12.50

Outstanding at 12/31/08	16,000	$6.00

The fair value of each non-vested restricted stock grant is equal to the stock price on the date of grant and assumes the performance goals will be achieved. The performance goals relating to the non-vested restricted stock grants outstanding as of December 31, 2007 were not met; therefore they were forfeited on their vesting date of January 31, 2008. No compensation expense was recognized for the grants.

Note 14. Income Taxes

Purchased Tax Credits

The Company periodically invests in tax credits. During the year ended December 31, 2008, no tax credit investments were made. During the year ended December 31, 2007, two such investments were made resulting in the recognition of a federal tax credit of $933.

Current and Deferred Income Tax Components

Total income tax expense (benefit) for the years ended December 31, 2008 and 2007 consists of the following:

	2008	2007

Current	$1,176	$1,248
Deferred	(599)	(199)
	$577	$1,049

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 14. Income Taxes, continued

Rate Reconciliation

Total income tax expense (benefit) differed from the "expected" amount computed by applying the U.S. Federal income tax rate of 34 percent to income before income taxes as a result of the following:

	2008	2007

Tax at statutory federal rate	$766	$1,352
Tax-exempt interest income	(129)	(160)
Tax-exempt interest disallowance	19	23
Cash surrender value of life insurance	(187)	(178)
Discount on purchased tax credits	-	(124)
Other	108	136
	$577	$1,049

Deferred Income Tax Analysis

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets
Net unrealized losses on available-for-sale securities	$-	$-
Allowance for loan losses	2,545	1,606
Tax credit	711	869
Interest income on nonaccrual loans	27	386
Employee benefits	445	348
Total deferred tax assets	3,728	3,209

Deferred tax liabilities
Net unrealized gains on available-for-sale securities	(252)	(19)
Net unrealized gains on derivatives	-	(14)
Depreciation	(102)	(100)
Accretion of bond discount	(46)	(38)
Total deferred tax liabilities	(400)	(171)
Net deferred tax assets	$3,328	$3,038

No valuation allowance has been used because we believe we will recognize the full benefit of the deferred tax asset shown above.

The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 15. Concentrations of Credit Risk

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

Note 16.	Restatement of Beginning Retained Earnings

In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). Entities purchase life insurance for various reasons including protection against loss of key employees and to fund postretirement benefits. The two most common types of life insurance arrangements are endorsement split dollar life, which the Company owns, and collateral assignment split dollar life. EITF 06-4 covers the former and EITF 06-10 covers the latter. EITF 06-4 states that entities with endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion –1967” (if the arrangement is, in substance, an individual deferred compensation contract). Effective January 1, 2008, the Company recognized the effects of applying this issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The reduction of beginning retained earnings resulting from the cumulative-effect of the adoption of EITF 06-4 was $178. Expense amounting to approximately $24 was recognized in compensation expense in the year ended December 31, 2008.

Note 17. Commitments and Contingencies

The federal income tax returns of the Company for 2006 and 2007 remain subject to examination by the IRS, generally for three years after they are filed. The Company will file its 2008 tax return by the legal filing deadline.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 17. Commitments and Contingencies, continued

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

	2008	2007

Commitments to extend credit	$128,823	$128,075
Standby letters of credit	12,613	16,581
	$141,436	$144,656

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. Unless renewed, substantially all of the Bank's credit commitments at December 31, 2008 will expire within one year. Management does not anticipate any material losses as a result of these transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Derivative Financial Instruments

For asset/liability management purposes, we may use interest rate swap agreements to hedge interest rate risk exposure to declining rates. Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flow of the items being hedged. At December 31, 2008 the Company does not have any derivative agreements related to interest rate hedging in place.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 17. Commitments and Contingencies, continued

Employment Agreements

The Company has entered into employment agreements with the Chief Executive Officer and the Chief Financial Officer (“Executives”). The employment agreements provide for a certain minimum salary level that may be increased, but not decreased, by the Board pursuant to an annual evaluation and also contain change-in-control provisions entitling the Executives to certain benefits in the event employment is terminated within three years of a change in control of the Company for reasons other than death, retirement, disability, cause, voluntary resignation other than for good reason, or pursuant to notice of termination given prior to the change in control.

Note 18. Regulatory Restrictions

Dividends

The Company's principal source of funds for dividend payments is dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by state law, regulations and policies. A state bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand. Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in-capital of the bank. As of December 31, 2008 and 2007, the amount available for payment of dividends was $24,211 and $22,188 respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and 2007 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2008 and 2007, the Company and the Bank were categorized as “well capitalized” as defined by applicable regulations. To be categorized as “well capitalized”, the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed the Company's or the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table below.

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 18. Regulatory Restrictions, continued

Capital Requirements, continued

		Actual			Minimum Required For Capital Adequacy Purposes			Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
		Amount	Ratio		Amount	Ratio		Amount	Ratio

December 31, 2008
Total Capital (to Risk Weighted Assets): Consolidated Valley Bank	$ $	81,080 57,348	14.36% 10.25%	$ $	45,170 44,742	8.0% 8.0%	$	n/a 55,927	n/a 10.0%
Tier 1 Capital (to Risk Weighted Assets): Consolidated Valley Bank	$ $	74,016 50,350	13.11% 9.00%	$ $	22,585 22,371	4.0% 4.0%	$	n/a 33,556	n/a 6.0%
Tier 1 Capital (Leverage) (to Average Assets): Consolidated Valley Bank	$ $	74,016 50,350	11.32% 7.77%	$ $	26,136 25,920	4.0% 4.0%	$	n/a 32,400	n/a 5.0%
December 31, 2007
Total Capital (to Risk Weighted Assets): Consolidated Valley Bank	$ $	61,563 53,210	12.12% 10.56%	$ $	40,630 40,294	8.0% 8.0%	$	n/a 50,368	n/a 10.0%
Tier 1 Capital (to Risk Weighted Assets): Consolidated Valley Bank	$ $	54,243 48,327	10.68% 9.59%	$ $	20,315 20,147	4.0% 4.0%	$	n/a 30,221	n/a 6.0%
Tier 1 Capital (Leverage) (to Average Assets): Consolidated Valley Bank	$ $	54,243 48,327	9.14% 8.21%	$ $	23,743 23,546	4.0% 4.0%	$	n/a 29,432	n/a 5.0%

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 18. Regulatory Restrictions, continued

Inter-company transactions

Legal lending limits on loans by the Bank to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers' acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was $8.6 million and $8.0 million at December 31, 2008 and December 31, 2007, respectively. There were no loans from the Bank to the Company at December 31, 2008 or December 31, 2007.

Note 19. Related Party Transactions

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

Aggregate 2008 and 2007 loan transactions with directors and executive officers were as follows:

	2008	2007

Balances at beginning of year	$29,450	$20,255
Addition of new director(s)	-	4,288
Advances	18,478	10,502
Repayments	(15,748)	(5,595)
Balances at end of year	$32,180	$29,450

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 20. Parent Company Financial Information

Condensed financial information of Valley Financial Corporation is presented below:

Condensed Balance Sheets December 31, 2008 and 2007
	2008	2007
Assets
Cash	$19,255	$5,052
Loans, net of allowance for loan losses of $53 at December 31, 2008 and $0 at December 31, 2007	5,310	4,040
Investment in bank subsidiary, at equity	50,839	48,364
Investment in non-bank subsidiaries	496	496
Other assets	30	55
Total assets	$75,930	$58,007
Liabilities
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	$16,496	$16,496
Other liabilities	929	795
Total liabilities	17,425	17,291

Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; issued and outstanding 16,019 shares and 0 shares in 2008 and 2007, respectively	15,188	-
Common stock no par value; 10,000,000 shares authorized; issued and outstanding 4,678,851 shares and 4,593,581 shares in 2008 and 2007, respectively	23,232	21,879
Retained earnings	19,596	18,801
Accumulated other comprehensive income (loss)	489	36
Total shareholders’ equity	58,505	40,716
Total liabilities and shareholders’ equity	$75,930	$58,007

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 20. Parent Company Financial Information, continued

Condensed Statements of Income Years Ended December 31, 2008 and 2007

	2008	2007
Income
Interest income	$338	$319

Expenses
Interest expense on balance due to non-bank subsidiaries	850	1,188
Provision for loan losses	53	-
Other expenses	229	241
Total Expenses	1,132	1,429

Loss before income taxes and equity in undistributed net income of subsidiary	(794)	(1,110)

Income tax benefit	270	377
Income (loss) before equity in undistributed net income of subsidiary	(524)	(733)
Equity in undistributed net income of subsidiary	2,200	3,661
Net income	$1,676	$2,928

Valley Financial Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2007

(In thousands, except share data)

Note 20. Parent Company Financial Information, continued

Condensed Statements of Cash Flows Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities
Net income	$1,676	$2,928
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income of subsidiary	(2,200)	(3,661)
Provision for loan and lease losses	53	-
Stock compensation expense	104	131
(Increase) decrease in other assets	26	728
Increase in other liabilities	85	409
Net (cash used) provided by in operating activities	(256)	535

Cash flows from investing activities
(Increase) / decrease in loans, net	(1,323)	(1,051)
Investment in non-bank subsidiaries	-	-
Investment in bank subsidiary	-	-
Net cash used in investing activities	(1,323)	(1,051)

Cash flows from financing activities
Trust preferred proceeds from non-bank subsidiaries	-	-
Net proceeds from issuance of preferred stock	15,180	-
Net proceeds from issuance of common stock	246	4,536
Net proceeds from issuance of common stock warrants	839	-
Tax benefit from exercise of employee stock options	163	-
Cash dividends paid	(646)	(580)
Net cash provided by financing activities	15,782	3,956

Net increase in cash	14,203	3,440
Cash at beginning of year	5,052	1,612
Cash at end of year	$19,255	$5,052

Note 21. Subsequent Event

At December 31, 2008, the Company’s allowance for loan losses included $1.6 million in a specific loss valuation allowance related to a large customer operating in the automobile industry. Subsequent to the balance sheet date, the credit has further deteriorated, and early in 2009, the borrower has taken adversarial actions that have increased the Company’s total loss exposure over what was anticipated at December 31, 2008. While the ultimate loss is unknown at this time, the Company anticipates making an additional specific loss valuation allowance related to this credit relationship in the range of $1 million to $1.5 million during the first quarter of 2009. Additionally, subsequent to the balance sheet date, the Bank was named as a defendant in litigation in a matter related to this customer. While the outcome of the litigation is undeterminable, the Bank intends to vigorously defend itself.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

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

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d – 15(f) under the Exchange Act). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2008 based on the framework set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2008, Valley Financial Corporation’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Item 9B. Other Information

 None.

PART III.

Item 10. Directors and Executive Officers.

The information required by Items 401, 405, and 406 of Regulation S-K is set forth under the captions “Information Concerning Directors and Nominees”, “Certain Relationships and Related Transactions”, “Audit Committee Information”, “Nominating Committee”, “Audit Committee Financial Expert”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Code of Ethics” of the Company’s 2009 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K is set forth under the caption “Executive Compensation” of the Company’s 2009 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Items 201(d) and 403 of Regulation S-K is set forth under the caption “Security Ownership of Certain Beneficial Owners” of the Company’s 2009 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-K is set forth under the caption “Certain Relationships and Related Transactions” of the Company’s 2009 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by item 9(e) of Schedule 14A is set forth under the caption “Audit Committee Information” of the Company’s 2009 Proxy Statement and is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report and can be found on our Company website at www.myvalleybank.com:
1.	Financial Statements: The flowing financial statements, notes and Independent Auditors’ Report may be found in Item 8 of this Form 10-K.

Independent Auditors’ Report.

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Income for the Years Ended December 31, 2008 and 2007.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008 and 2007.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules:
All schedules are omitted as the required information is inapplicable or the information is presented in the Financial Statements or related notes referenced in Item 15(a)(1) above.

3.	Exhibits:
The exhibits filed as part of this report are listed in the Exhibit Index, which is incorporated in this item by reference.

(b)	Exhibits. See Item 15(a)(3) above.

(c)	Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 27, 2009.

Valley Financial Corporation

/s/ Ellis L. Gutshall
By: Ellis L. Gutshall
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities indicated as of March 27, 2009.

Signature	Title

/s/ Ellis L. Gutshall	President, Chief Executive Officer and Director
(Ellis L. Gutshall)	(Principal Executive Officer)

/s/ Kimberly B. Snyder	Executive Vice President, Chief Financial Officer
(Kimberly B. Snyder)	(Principal Financial and Accounting Officer)

/s/ Abney S. Boxley, III*	Director
(Abney S. Boxley, III)

/s/ William D. Elliot *	Director
(William D. Elliot)

/s/ James S. Frantz, Jr.	Director
(James S. Frantz, Jr.)

/s/ Mason Haynesworth *	Director
(Mason Haynesworth)

/s/ Eddie F. Hearp *	Director
(Eddie F. Hearp)

/s/ Anna L. Lawson *	Director
(Anna L. Lawson)

/s/ Barbara B. Lemon *	Director
(Barbara B. Lemon)

/s/ A. Wayne Lewis *	Director
(A. Wayne Lewis)

/s/ Samuel L. Lionberger, Jr. *	Director
(Samuel L. Lionberger, Jr.)

/s/ George W. Logan *	Chairman, Director
(George W. Logan)

/s/ Geoffrey M. Ottaway *	Director
(Geoffrey M. Ottaway)

/s/ John W. Starr *	Director
(John W. Starr)

/s/ Ward W. Stevens *	Director
(Ward W. Stevens)

/s/ Michael E. Warner *	Director
(Michael E. Warner)

/s/ *Edward B. Walker	Director
(Edward B. Walker)

* By: /s/ Kimberly B. Snyder
(Kimberly B. Snyder) (Attorney in Fact)

INDEX TO EXHIBITS

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Registration Statement No. 33-77568, on form S-1, as amended).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 of Registration Statement No. 33-77568, on form S-1, as amended).

3.3	Bylaws as amended July 19, 2003 (incorporated herein by reference to Exhibit No. 3.3 of Form 10-KSB filed March 30, 2004, File No. 33-77568).

3.4	Articles of Amendment with respect to the Preferred Stock (incorporated herein by reference to Exhibit No. 3.1 of Form 8-K filed December 15, 2008, File No. 33-77568).

4.1	Form of Certificate for the Preferred Stock (incorporated herein by reference to Exhibit No. 4.1 of Form 8-K filed December 15, 2008, File No. 33-77568).

4.2	Warrant for Purchase of Shares of Preferred Stock (incorporated herein by reference to Exhibit No. 4.2 of Form 8-K filed December 15, 2008, File No. 33-77568).

10.1

Letter Agreement, dated December 12, 2008, by and between Valley Financial Corporation and the United States Department of the Treasury (incorporated herein by reference to Exhibit No. 10.1 of Form 8-K filed December 15, 2008, File No. 33-77568).

10.2

Form of Waiver agreement by and between the Senior Executive Officers and Valley Financial Corporation (incorporated herein by reference to Exhibit No. 10.2 of Form 8-K filed December 15, 2008, File No. 33-77568).

10.3

Form of Letter Agreement by and between the Senior Executive Officers and Valley Financial Corporation (incorporated herein by reference to Exhibit No. 10.3 of Form 8-K filed December 15, 2008, File No. 33-77568).

*10.4

Stock Option Agreement dated December 19, 1996, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.4 of Form 10-KSB filed March 27, 1997, File No. 33-77568).

*10.5

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

*10.7

Stock Option Agreement dated January 10, 2002, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.5 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.8	Stock Option Agreement dated July 5, 2005, by and between the Company and Ellis L. Gutshall (incorporated herein by reference to Exhibit No. 10.6 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.9

Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis Gutshall (incorporated herein by reference to Exhibit 10.16 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

*10.10

Insurance Transfer Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.20 of Form 10-KSB filed March 30, 2004, File No. 33-77568).

*10.11

Stock Option Agreement dated November 11, 2004, by and between the Company and John T. McCaleb (incorporated herein by reference to Exhibit No. 10.22 of Form 10-K filed March 28, 2006, File No. 33-77568)

*10.12

Letter agreement regarding retirement of A. Wayne Lewis dated July 22, 2005, by and among the Company and A. Wayne Lewis (incorporated herein by reference to Exhibit 10.21 of Form 10-Q filed November 14, 2005, File No. 33-77568).

*10.13	Stock Option Agreement dated July 5, 2005, by and between the Company and Kimberly B. Snyder (incorporated herein by reference to Exhibit 10.28 of Form 10-K filed March 23, 2007, File No. 33-77568).

*10.14

Stock Option Agreement dated August 10, 2005 by, and between the Company and Kimberly B. Snyder (incorporated herein by reference to Exhibit 10.30 of Form 10-K filed March 23, 2007, File No. 33-77568).

*10.15

Amended Employment Agreement between the Company and Mr. Ellis L. Gutshall, President and Chief Executive Officer (incorporated herein by reference to Exhibit 10.1 of Form 10-Q, filed November 13, 2008, File No. 33-77568).

*10.16

Employment Agreement between the Company and Ms. Kimberly B. Snyder, Executive Vice President and Chief Financial Officer (incorporated herein by reference to Exhibit 10.2 of Form 10-Q, filed November 13, 2008, File No. 33-77568).

*10.17

Split-Dollar Insurance Agreement between the Company and Ms. Kimberly B. Snyder, Executive Vice President and Chief Financial Officer (incorporated herein by reference to Exhibit 10.3 of Form 10-Q, filed November 13, 2008, File No. 33-77568).

*10.18

Form of Change in Control Severance Agreement between the Company and Mr. John T. McCaleb, Executive Vice President and Chief Lending Officer (incorporated herein by reference to Exhibit 10.4 of Form 10-Q, filed November 13, 2008, File No. 33-77568).

*10.19

Form of Amended Supplemental Executive Retirement Plan between the Company and Mr. Ellis L. Gutshall, President and Chief Executive Officer; Ms. Kimberly B. Snyder, Executive Vice President and Chief Financial Officer; and Mr. John T. McCaleb, Executive Vice President and Chief Lending Officer (incorporated herein by reference to Exhibit 10.5 of Form 10-Q, filed November 13, 2008, File No. 33-77568).

*10.20

Form of Stock Option Agreement dated December 30, 2008 by and between the Company and each Ellis L. Gutshall, President and Chief Executive Officer; Kimberly B. Snyder, Executive Vice President and Chief Financial Officer; and John T. McCaleb, Executive Vice President and Chief Lending Officer (filed herewith).

*10.21

Form of Restricted Stock Agreement dated December 30, 2008 by and between the Company and each Ellis L. Gutshall, President and Chief Executive Officer; Kimberly B. Snyder, Executive Vice President and Chief Financial Officer; and John T. McCaleb, Executive Vice President and Chief Lending Officer (filed herewith).

*10.22

Amendment to Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis L. Gutshall, amended January 31, 2008 (incorporated herein by reference to Exhibit 10.1 of Form 10-Q, filed May 12, 2008, File No. 33-77568).

*10.23

Amendment to Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and A. Wayne Lewis, amended January 31, 2008 (incorporated herein by reference to Exhibit 10.2 of Form 10-Q, filed May 12, 2008, File No. 33-77568).

*10.24

Amendment to Employment Agreement effective December 12, 2008, by and between the Company and Ellis L. Gutshall, President and Chief Executive Officer (incorporated herein by reference to Exhibit 10.1 of Form 8-K, filed March 19, 2009, File No. 33-77568).

*10.25

Amendment to Employment Agreement effective December 12, 2008, by and between the Company and Kimberly B. Snyder, Executive Vice President and Chief Financial Officer (incorporated herein by reference to Exhibit 10.2 of Form 8-K, filed March 19, 2009, File No. 33-77568).

11	Statement re Computation of Earnings per Share (filed herewith as Note 10).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Elliot Davis, LLC (filed herewith).

24	Power of Attorney (filed herewith).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or agreement.