Form 10-Q
period 2009-03-31
VALLEY FINANCIAL CORP /VA/
filed 2009-05-13
CIK 921590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to____________________

Commission File Number: 000-28342

VALLEY FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1702380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

36 Church Avenue, S.W.
Roanoke, Virginia	24011
(Address of principal executive offices)	(Zip Code)

(540) 342-2265
(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)

Yes ☐	No ☒

At May 13, 2009, 4,680,251 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION

FORM 10-Q

March 31, 2009

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

The above risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our company. During the past 12-18 months, the capital and credit markets have experienced extended volatility and disruption. While there can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations, we did not participate in the subprime, Alt-A or third-party originated mortgage programs that have resulted in heavy loan losses at many banks throughout the country.

These risks and uncertainties and the other risks and uncertainties described in this quarterly report on Form 10-Q and from time to time in our other reports filed with the Securities and Exchange Commission, including in our 2008 annual report on Form 10-K, should be considered in evaluating the forward-looking statements contained herein. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited) 3/31/09	(Audited) 12/31/08
Assets
Cash and due from banks	$6,044	$7,270
Interest-bearing deposits in banks	26	26
Federal funds sold	10,572	-
Securities available-for-sale	66,156	77,243
Securities held-to-maturity (approximate market values of $14,298 at March 31, 2009 and $10,039 at December 31, 2008, respectively)	14,188	10,001
Restricted equity securities	5,737	5,607
Loans, net of allowance for loan losses of $7,583 at March 31, 2009 and $7,592 at December 31, 2008	560,164	545,454
Foreclosed assets, net	1,846	424
Premises and equipment, net	8,083	8,121
Bank owned life insurance	12,525	12,390
Accrued interest receivable	2,487	2,634
Other assets	5,023	5,309
Total assets	$692,851	$674,479

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$18,546	$14,550
Interest-bearing deposits	484,314	451,785
Total deposits	502,860	466,335

Federal funds purchased and securities sold under agreements to repurchase	29,500	47,019
Short-term borrowings	17,000	17,000
Long-term borrowings	63,000	63,000
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	16,496	16,496
Accrued interest payable	2,808	2,908
Other liabilities	2,572	3,216
Total liabilities	634,236	615,974

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; 16,019 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	15,225	15,188
Common stock, no par value; 10,000,000 shares authorized; 4,680,251 and 4,678,851 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	23,261	23,232
Retained earnings	19,610	19,596
Accumulated other comprehensive income	519	489
Total shareholders’ equity	58,615	58,505
Total liabilities and shareholders’ equity	$692,851	$674,479

See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share data)

	3 Months Ended
	3/31/09	3/31/08
Interest income
Interest and fees on loans	$7,196	$8,332
Interest on securities – taxable	1,011	1,017
Interest on securities – nontaxable	110	105
Interest on deposits in banks	-	5
Total interest income	8,317	9,459
Interest expense
Interest on deposits	2,804	4,085
Interest on long-term borrowings	656	557
Interest on short-term borrowings	85	152
Interest on guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	150	263
Interest on federal funds purchased and securities sold under agreements to repurchase	28	264
Total interest expense	3,723	5,321
Net interest income	4,594	4,138
Provision for loan losses	1,433	291
Net interest income after provision for loan losses	3,161	3,847
Noninterest income
Service charges on deposit accounts	271	262
Realized gains (losses) on sale of securities available-for-sale	267	(14)
Income earned on bank owned life insurance	135	136
Other income on real estate loans	12	6
Loss on disposal of equipment	(1)	-
Other income	15	126
Total noninterest income	699	516
Noninterest expense
Compensation expense	1,782	1,718
Occupancy expense	254	214
Equipment expense	168	152
Data processing expense	249	208
Advertising and marketing expense	57	147
Insurance expense	204	101
Audit fees	85	59
Legal expense	123	25
Franchise tax expense	106	100
Business manager program expense	36	52
Deposit expense	94	53
Loan expense	61	33
Foreclosed properties expense, net	18	13
Computer software expense	107	107
Other expense	350	330
Total noninterest expense	3,694	3,312
Income before income taxes	166	1,051
Income tax expense	18	303
Net income	$148	$748
Preferred dividends accrued	235	-
Net income available to common shareholders	$(87)	$748
Earnings per share
Basic earnings per share	$(0.02)	$0.16
Diluted earnings per share	$(0.02)	$0.16
Weighted average shares	4,680,142	4,617,941
Diluted average shares	4,680,426	4,651,967
Dividends declared per share	$-	$-

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except share and per share data)

	3 Months Ended
	3/31/09	3/31/08
Cash flows from operating activities
Net income	$ 148	$ 748
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,433	291
Depreciation and amortization of bank premises, equipment and software	222	205
Stock compensation expense	36	26
Deferred income tax	191	507
Net (gains) losses on sale of securities	(267)	14
Net losses on foreclosed properties	31	-
Net losses on equipment disposals	1	-
Net amortization of bond premiums/discounts	30	29
(Increase) decrease in unearned fees	91	(35)
Decrease in accrued interest receivable	147	92
Decrease in other assets	153	189
Increase in value of life insurance contracts	(135)	(136)
Increase (decrease) in accrued interest payable	(100)	170
Decrease in other liabilities	(272)	(311)
Net cash provided by operating activities	1,709	1,789

Cash flows from investing activities
Increase in interest bearing deposits in banks	-	(2)
Increase in federal funds sold	(10,572)	-
Purchases of bank premises, equipment and software	(243)	(521)
Purchases of securities available-for-sale	(5,742)	(15,313)
Purchases of securities held-to-maturity	(6,315)	-
Purchases of restricted equity securities	(131)	(779)
Proceeds from sales/calls/paydowns/maturities of securities available-for-sale	17,113	8,275
Proceeds from paydowns on securities held-to-maturity	2,111	3,146
Principal repayments of restricted equity securities	-	315
Purchase of bank owned life insurance	-	(200)
Proceeds from sale of foreclosed assets	585	-
Capitalized expenses on foreclosed assets	(11)	(665)
Increase in loans, net	(18,261)	(10,143)
Net cash used in investing activities	(21,466)	(15,887)

Cash flows from financing activities
Increase in non-interest bearing deposits	3,996	1,937
Increase (decrease) in interest bearing deposits	32,529	(7,891)
Proceeds from short-term borrowings	36,000	7,000
Principal repayments of short-term borrowings	(36,000)	-
Increase (decrease) in securities sold under agreements to repurchase	(6,193)	576
Increase (decrease) in federal funds purchased	(11,326)	7,278
Proceeds from long-term borrowings	-	10,000
Principal repayments of long-term borrowings	-	(7,000)
Cash dividends paid	(468)	(322)
Net proceeds from issuance of common stock	(7)	96
Net cash provided by financing activities	18,531	11,674
Net (decrease) in cash and due from banks	(1,226)	(2,424)

Cash and due from banks at beginning of year	7,270	10,895
Cash and due from banks at end of year	$ 6,044	$ 8,471

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$ 3,823	$ 5,151
Cash paid during the year for income taxes	$ 323	$ -

Noncash financing and investing activities
Transfer of loans to foreclosed property	$ 2,028	$ 665
Reclassification of borrowings from long-term to short-term	$ -	$ -

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

March 31, 2009 (Unaudited)

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

The consolidated financial statements of the Company conform to generally accepted accounting principles and to general banking industry practices. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the consolidated financial statements herein have been included. The consolidated financial statements herein should be read in conjunction with the Company's 2008 Annual Report on Form 10-K.

The Company reports its activities as a single business segment. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.

(2)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. To comply with Federal Reserve regulations, the Bank is required to maintain certain average reserve balances. The daily cash reserve requirement for the two weeks including March 31, 2009 was $205, which was met by cash on hand.

As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance. The target balance as of March 31, 2009 was $250.

(3)	Securities

The carrying values, unrealized gains, unrealized losses, and approximate fair values of available-for-sale and held-to-maturity investment securities at March 31, 2009 are shown in the tables below. As of March 31, 2009, investments (including both available-for-sale and held-to-maturity) and restricted equity securities with amortized costs and fair values of $68,423 and $69,375, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law. At March 31, 2009 we evaluated our investment portfolio and determined all unrealized losses presented in the table below are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The following table sets forth the composition of securities available for sale at March 31, 2009. Securities available for sale are carried at approximate market value.

Available-for-Sale Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized	Unrealized	Unrealized	Approximate
	Costs	Gains	Losses	Fair Values
U. S. Government and federal agency	$ 598	$ 12	$ -	$ 610
Government-sponsored enterprises	16,924	233	15	17,142
Mortgage-backed securities	25,595	711	-	26,306
Collateralized mortgage obligations	15,515	154	198	15,471
States and political subdivisions	6,738	108	219	6,627
Total securities available for sale	65,370	1,218	432	66,156

The following table sets forth the composition of securities held to maturity at March 31, 2009. Securities held to maturity are carried at amortized cost.

Held-to-Maturity Investment Portfolio – Category Distribution

(dollars in thousands)

	Amortized	Unrealized	Unrealized	Approximate
	Costs	Gains	Losses	Fair Values
Mortgage-backed securities	1,194	23	-	1,217
Collateralized mortgage obligations	6,818	41	-	6,859
States and political subdivisions	6,176	115	69	6,222
Total securities held to maturity	14,188	179	69	14,298

(4)	Allowance for Loan Losses

The following table summarizes the loan loss experience for the three-month periods ended March 31, 2009 and 2008.

Allowance for Loan Losses

(dollars in thousands)

	3/31/09	3/31/08
Balance at January 1	$7,592	$4,883
Provision for loan losses	1,433	291
Recoveries:
Commercial	-	7
Charged off loans:
Commercial	1,440	39
Loans to individuals	2	-
Commercial Real Estate	-	171
Residential Real Estate	-	65
Real Estate Construction	-	43
Balance at March 31	$7,583	$4,863

(5)	Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following tables summarize earnings per share and the shares utilized in the computations:

	Earnings per share
	3 Months Ending
	3/31/09	3/31/08

Basic	$(0.02)	$0.16

Diluted	$(0.02)	$0.16

	Weighted Average Shares Outstanding
	3 Months Ending
	3/31/09	3/31/08

Basic	4,680,142	4,617,941

Diluted	4,680,426	4,651,967

(6)	Comprehensive Income

For the three months ended March 31, 2009 and 2008, total comprehensive income was $178 and $1,087 respectively.

The information that follows discloses the reclassification adjustments and the income taxes related to the net unrealized gains on securities available-for-sale that are included in other comprehensive income, net of income taxes for the three-month periods ended March 31, 2009 and 2008.

	3 Months Ended (dollars in thousands)
	3/31/09	3/31/08
Net unrealized gains (losses) on securities available for sale:
Net unrealized holding gains during the year	$45	$500
Income tax expense	(15)	(161)

Other comprehensive income, net of income taxes	$30	$339

(7)	Financial Instruments With Off-Balance Sheet Risk

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk, which involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At March 31, 2009 outstanding commitments to extend credit were $153,254 as compared to $141,436 at December 31, 2008.

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

The Bank has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. As of March 31, 2009 aggregate loans to directors, executive officers, and principal shareholders totaled $33,881. An analysis of loan activity to directors, executive officers, and principal shareholders is as follows:

Loans to Related Parties
(dollars in thousands)
Balances as of January 1, 2009	$32,180
Advances	10,361
Repayments	(8,660)
Balances as of March 31, 2009	$33,881

(9)	Long-Term Federal Home Loan Bank Advances

The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $63,000 as of March 31, 2009. There are three convertible advances in the amount of $5,000 each, one convertible advance in the amount of $15,000, two convertible advances in the amount of $10,000 and one fixed-rate advance in the amount of $13,000. The Federal Home Loan Bank of Atlanta has the option to convert the three $5,000 convertible advances on the conversion dates below, and on any quarterly interest payment date thereafter, with at least two business days notice. If called, these convertible advances will be converted into a 3-month London Interbank Offered Rate (“LIBOR”) based adjustable rate credit (ARC) at 3-month LIBOR. The Federal Home Loan Bank of Atlanta has the option to convert the $15,000 and the two $10,000 convertible advances on the conversion dates below, with at least two business days notice. If called, these advances will be converted into a 3-month LIBOR based adjustable rate credit at 3-month LIBOR plus or minus the then-current spread of such advance.

The following table provides more information on the outstanding advances as of March 31, 2009 and December 31, 2008:

LONG-TERM FEDERAL HOME LOAN BANK ADVANCES

(dollars in thousands)

Advance	Maturity	Conversion	Current	3/31/09	12/31/08
Date	Date	Date	Rate	Balance	Balance

May 24, 2000	May 24, 2010	Quarterly	6.490%	5,000	5,000
February 9, 2001	February 9, 2011	Quarterly	4.970%	5,000	5,000
June 29, 2006	June 29, 2016	n/a	5.030%	13,000	13,000
November 9, 2006	November 9, 2016	May 11, 2009	4.280%	5,000	5,000
December 28, 2007	December 28, 2010	December 28, 2009	3.785%	15,000	15,000
March 31, 2008	March 29,2018	March 29, 2011	2.625%	10,000	10,000
July 22, 2008	July 23,2018	July 25, 2011	3.530%	10,000	10,000

			TOTAL	$63,000	$63,000

(10)	Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures	.

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

The Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was approximately $36 and $26 for the three-month periods ended March 31, 2009 and 2008, respectively. The Company has no nonqualified stock options outstanding at March 31, 2009.

Stock Option Plans

The Company has a 2005 Key Employee Equity Award Plan (the 2005 Plan). The 2005 Plan gives the Company flexibility in tailoring equity-based compensation awards for employees from time to time to the continuing objective of aligning employee incentives with the interests of shareholders as the Company grows and develops. In addition to incentive and nonqualified stock options, the 2005 Plan permits the grant of restricted stock, stock appreciation rights and stock units to persons designated as “Key Employees”. The 2005 Plan will remain in effect for ten years, subject to the right of the Board of Directors to terminate the 2005 Plan earlier, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. The maximum aggregate number of shares of the Company’s common stock (no par value) that may be issued pursuant to awards made under the Plan may not exceed 250,000. Accordingly, 250,000 shares of authorized but unissued common stock are reserved for use in the 2005 Plan. Within the maximum limits, the Plan specifies that stock appreciation rights may not be granted with respect to more than 500 shares per recipient (2,000 shares for a new employee recipient) per year; and restricted shares and stock units, respectively, may not be granted for more than 5,000 shares per year per recipient. Under the 2005 Plan, there are incentive stock options for 149,450 shares outstanding and 16,000 grants of restricted stock outstanding to officers and key employees as of March 31, 2009. There are 82,779 shares available for grant as of March 31, 2009. There are performance criteria associated with the grants of restricted stock, that if not met, will prevent the units from vesting.

Additionally, the Company has a 1995 Incentive Stock Plan (the 1995 Plan) pursuant to which the Human Resources Committee of the Company’s Board of Directors may grant stock options to officers and key employees. The 1995 Plan authorizes grants of options to purchase up to 311,850 shares (adjusted for stock splits) of the Company’s authorized but unissued common stock. Under the 1995 Plan, there are options for 73,182 shares granted to officers and key employees currently outstanding and 54,190 shares available for grant as of March 31, 2009.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the volatilities of our trading history. The expected life is based on the average life of the options of 10 years and the weighted average vesting period of 5 years, and forfeitures are estimated based on the Company’s history. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the three-month period ended March 31, 2009. There were no grants awarded during the three-month period ending March 31, 2008.

Three Months Ended
March 31, 2009
Dividend yield	3.0%
Risk-free interest rate	2.6%
Volatility	37.1%
Expected life	7.3 years

Total stock-based compensation recognized as compensation expense on our consolidated statement of income is as follows:

	3 Months Ended (dollars in thousands)
	3/31/09	3/31/08

Option Grants	$30	$26
Restricted Stock Grants	6	-
Total Compensation Expense	$36	$26

As of March 31, 2009, there was $393 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees. A maturity schedule of the unrecognized compensation cost as of March 31, 2009 is as follows:

	Remaining 2009	2010	2011	2012	2013	2014	Total
Compensation Cost	$108	$116	$94	$50	$25	-	$393

Total unrecognized compensation cost will be adjusted for future grants and future changes in estimated forfeitures.

General Stock Option Information

A summary of option activity under the stock option plans during the three-month period ended March 31, 2009 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value		Intrinsic Value of Options Exercised	Weighted Average Contractual Term
Balance at 12/31/08	256,982	$8.79	$2.66		$302	5.97 years

Exercised	(1,400)	5.08	0.95		-
Forfeited	(34,950)	5.34	1.10
Granted	2,000	5.11	1.49
Expired	-	-	-
Balance at 3/31/09	222,632	$9.33	$2.91		$-	6.66 years

Exercisable at 3/31/09	110,182	$9.53	$2.64	$	n/a	4.63 years

Cash received from option exercises under all share-based payment arrangements for the three-month ended March 31, 2009 was $7.

Information regarding shares vested during the three-month periods ended March 31, 2009 and 2008 are as follows:

Three-Month Period Ending	Number of Shares Vested	Total Fair Value of Shares Vested (dollars in thousands)
March 31, 2009	7,400	$26
March 31, 2008	7,540	$24

Information regarding the stock options outstanding at March 31, 2009 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.82 - $5.94	41,582	2.20 years	$5.33	39,582	$5.34
$5.95 - $12.85	156,100	7.94 years	$9.67	53,050	$11.20
$12.86 - $14.23	24,950	6.08 years	$13.82	17,550	$13.93

Totals	222,632	6.66 years	$9.33	110,182	$9.53

The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2009 was $0 and $0. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2008 was $608 and $608, respectively.

A summary of the status of the Company’s non-vested options as of March 31, 2009 and changes during the three-month period then ended is presented below:

	Non-Vested Options Outstanding	Weighted Average Grant Date Fair Value
Non-vested options, 12/31/08	119,551	$3.24

Granted	2,000	-
Vested	(7,400)
Forfeited	(1,700)

Non-vested options, 3/31/09	112,451	$3.18

A summary of the status of the Company’s non-vested restricted stock as of March 31, 2009 and changes during the three-month period then ended is presented below:

	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Balance, 12/31/08	16,000	$6.00

Granted	-
Vested	-
Forfeited	-

Balance, 3/31/09	16,000	$6.00

The fair value of each non-vested restricted stock grant is equal to the stock price on the date of grant and assumes the performance goals will be achieved.

(12)	Fair Value

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy:

Assets and Liabilities Recorded at Fair Value on a Recurring Basis at March 31, 2009

(in 000’s)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$66,156	$-	$66,156	$-
Total assets at fair value	$66,156	$-	$66,156	$-

Total liabilities at fair value	$-	$-	$-	$-

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis at March 31, 2009

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

(in 000’s)	Total	Level 1	Level 2	Level 3
Impaired loans	$40,093	$-	$40,093	$-
Foreclosed assets	1,846	-	1,846	-
Total assets at fair value	$41,939	$-	$41,939	$-

Total liabilities at fair value	$-	$-	$-	$-

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

Loans receivable

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

(14) Common Stock Dividends

On January 1, 2009, the Company paid its tenth consecutive semi-annual cash dividend on the Company’s stock, in the amount of $0.07 per share, payable on to shareholders of record December 15, 2008.

On April 29, 2009, the Company announced the Board of Directors reduced the semi-annual common stock dividend from $0.07 to $0.04 per share, effective for the dividend payable July 1, 2009 to shareholders of record on June 1, 2009. The Board anticipates maintaining this level for 2009, and would hope to return dividend rates to a normalized level in 2010 as market conditions improve. This action will enable the Company to retain an additional $281,000 in common equity for 2009.

(15)	Preferred Stock Dividends

On February 17, 2009, the Company paid its first preferred dividend totaling $140,000 to the U.S. Treasury in connection with the preferred stock instrument. On April 29, 2009, the Board of Directors declared the second preferred dividend totaling $200,000 payable on May 15, 2009.

(16)	Contingencies

The Bank was named a party defendant in litigation filed by The Collection, LLC (“The Collection”) against the Bank and Scott Newcomb Motors, LLC, d/b/a Scott Newcomb Chrysler Jeep (“Newcomb”). The litigation was filed in the United States District Court for the Western District of Virginia, Danville Division on or about March 23, 2009. The suit is an action for breach of contract against Newcomb, tortious interference with contract against the Bank, conversion against the Bank, and misrepresentation, common law conspiracy and statutory conspiracy against Newcomb and the Bank. The litigation relates to fifteen vehicles that Newcomb allegedly purchased from The Collection using floor-plan financing provided by the Bank. The Complaint alleges that Newcomb never paid The Collection for the subject vehicles. The Collection is requesting monetary damages for the alleged cost of the fifteen vehicles (approximately $340,800), plus treble and/or punitive damages. At this time, the outcome of the litigation is undeterminable, however, the Bank estimates the potential loss of $340,800 to be reasonably possible, and as such, has reserved for 100% of this loss in its loan loss reserve as of March 31, 2009. The Bank estimates the potential loss of treble and/or punitive damages totaling $1,022,400 to be remote and therefore has not accrued for this loss as of March 31, 2009. The Bank denies any allegations of wrongdoing and intends to vigorously defend itself.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the three-months ended March 31, 2009 and 2008 is as follows. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes on the December 31, 2008 Form 10-K.

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

Performance Summary

We are reporting first quarter 2009 earnings of $148,000 and a net loss available to common shareholders of $87,000, or $0.02 per diluted common share. Those results compare to net income of $748,000, or diluted earnings per share of $0.16 during the same period in the prior year and reflect improvement on a linked quarter basis to the net loss to common shareholders of $530,000, or $0.11 per diluted common share, for the fourth quarter of 2008. The results for the first quarter of 2009 included a provision for loan losses of $1.3 million related to additional specific reserves on one large customer operating in the automobile industry. The additional reserves were needed due to significant adversarial actions taken by the borrower which increased the Company’s total loss exposure over what was anticipated at December 31, 2008.

The following table shows our key performance ratios for the periods ended March 31, 2009, December 31, 2008 and March 31, 2008:

Year-to-Date
Key Performance Ratios

	3 months	12 months	3 months
	Ended	Ended	Ended
	3/31/08	12/31/08	3/31/08
Return on average assets	0.09%	0.27%	0.50%
Return on average equity (1)	1.02%	3.87%	7.23%
Net interest margin (2)	2.89%	2.90%	2.92%
Cost of funds	2.45%	3.26%	3.84%
Yield on earning assets	5.20%	6.05%	6.63%
Basic net earnings per share	$(0.02)	$0.35	$0.16
Diluted net earnings per share	$(0.02)	$0.35	$0.16

(1) The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.

(2)	Calculated on a fully taxable equivalent basis (“FTE”)

Non-GAAP Financial Measures

The Company measures the net interest margin as an indicator of profitability. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax-equivalent net interest income is considered in the calculation of this ratio. Tax-equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for 2009 and 2008 is 34%. The reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

	Three Months Ended 3/31/09	Three months Ended 3/31/08
Net interest income, non tax-equivalent	$4,594	$4,138

Less: tax-exempt interest income	(110)	(105)
Add: tax-equivalent of tax-exempt interest income	167	159

Net interest income, tax-equivalent	$4,651	$4,192

Growth

The following table shows our key growth indicators:

Key Growth Indicators
(dollars in thousands)

	3/31/09	12/31/08	3/31/08
Investment securities	$86,081	$92,851	$85,738
Loans, net	$560,164	$553,046	$492,168
Deposits	$502,860	$466,335	$426,499
Total assets	$692,851	$674,479	$613,614

In comparison to the same period last year, our total assets grew by $79.2 million or 13%, net loans grew by $68.0 million or 14% and total deposits grew by $76.4 million or 18%. As can be seen from the numbers above, we continue to experience strong loan demand and strong core deposit growth from customers who prefer dealing with a local, established community bank. We have made approximately $33 million in additional loans subsequent to the issuance of preferred stock to the U.S. Treasury last December. Furthermore, during the first quarter of 2009, total deposits grew by $36.5 million, with increases in both our Prime Money Market account and our new checking product, My Lifestyle Checking, that was rolled out one year ago. Valley Bank remains dedicated to finding innovative ways to compete against larger competitors in a crowded market.

Total liabilities at March 31, 2009 were $634.2 million, up 3% from $616.0 million at December 31, 2008 with an increase of $36.5 million in deposits offsetting a $11.3 million decrease in federal funds purchased and a $6.2 million decrease in securities sold under agreements to repurchase.

Shareholders’ Equity

Total shareholders' equity at March 31, 2009 was $58.6 million compared to $58.5 million at December 31, 2008, an increase of $0.1 million. The change in shareholders’ equity was impacted by earnings, proceeds from the exercise of incentive stock options and nonqualified stock options, employee stock compensation expense and the change in unrealized gains and losses for securities available-for-sale.

Total shareholders’ equity (exclusive of unrealized gains (losses) on investment securities and derivatives) was $58.1 million at March 31, 2009 compared with $58.0 million at December 31, 2008, an increase of $0.1 million.

Net Income

We earned net income of $148,000 for the three months ended March 31, 2009, a decrease of $600,000 or 80% under the $748,000 reported for the same period in 2008. A discussion of the individual components making up net income follows.

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

Total interest income amounted to $8,317,000 for the three months ended March 31, 2009, a decrease of 12% from the $9,459,000 reported for the same period in 2008. Offsetting that reduction in income, total interest expense was $3,723,000 for the three months ended March 31, 2009, a decrease of 30% over the $5,321,000 reported for the three months ended March 31, 2008. The decline in both interest income and expense is due to the significant reduction in the interest rate environment compared to the same period in 2008.

As a result of the above, net interest income was $4,594,000 for the three months ended March 31, 2009, an increase of $456,000 or 11% over the $4,138,000 reported for the same period in 2008. Our net interest margin was 2.89% for the three months ended March 31, 2009, a decrease of 3 basis points compared to the 2.92% reported for the same period last year. The net interest margin for the first quarter compressed slightly due to the high volume of non-performing assets as compared to the prior year. The bank is committed to resolving these non-performing assets as quickly as possible during 2009, which in turn should alleviate some of the net interest margin pressure. Additionally, approximately 51% of our loan portfolio is tied to LIBOR and Prime rate indices. Both of these indices declined significantly during the periods being compared and have triggered a lower rate of return on the Company’s variable rate loan products resulting in decreased yield. In an effort to combat these declining loan yields, we began inserting rate floors in all new and renewing credit facilities during the 4th Quarter of 2008 and as of March 31, 2009, 48% of our floating rate loans by dollar contained a floor rate and the weighted average floor rate was 4.32%. On the funding side, our overall cost of funds decreased 40 basis points from 2.85% for the fourth quarter of 2008 to 2.45% for the first quarter of 2009.

Interest Rate Risk

Interest rate risk is the risk to earnings or capital generated by the effects of changes in interest rates on our on- and off-balance sheet positions, and can take one or more of several forms:

•	Repricing risk comes from timing mismatches in the ability to alter contractual rates earned on financial assets held or paid on interest-bearing liabilities.
•	Basis risk refers to changes in the underlying relationships between market rates or indices, which result in a narrowing of the spread earned on a loan or investment relative to its cost of funds.
•	Option risk arises from “embedded options” in many financial instruments such as:
o	interest rate options,
o	loan prepayment options,
o	deposit early withdrawal options,
o	callable Federal Home Loan Bank advances, and
o	prepayment of the underlying collateral of asset-backed securities.

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

The model also incorporates management’s forecasts for balance sheet growth, noninterest income and noninterest expense. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may apply to our earnings. Modeling the sensitivity of earnings to interest rate risk is highly dependent on numerous assumptions embedded in the simulation model. While the earnings sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact likely will differ from that projected. Our cumulative repricing gap for the 90-day time period indicates a liability-sensitive position as of December 31, 2008 (the most recent date for which information is currently available).

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

Noninterest Income

Noninterest income for the three months ended March 31, 2009 and 2008 is shown in the following table:

Noninterest Income
(dollars in thousands)

	3 months	3 months	%
	Ended	Ended	Increase/
	3/31/09	3/31/08	(Decrease)
Service charges on deposits	$271	$262	3%
Income earned on bank owned life insurance	135	136	0%
Gains/(losses) on sale of securities	267	(14)	2007%
Gains/(losses) on disposal of equipment	(1)	-	N/M
Other income	27	132	(80%)
Total noninterest income	$699	$516	35%

As can be seen from the table above, we experienced an increase in our noninterest income of $183,000, or 35% quarter over the quarter ended March 31, 2009. To help offset anticipated increased levels in our loan provisions, we transacted a swap of available-for-sale securities that accounted for $267,000 in realized gains. The cash from the sale of these securities was reinvested in additional securities at an attractive rate based on today’s bond market environment. The significant reduction in other income is primarily due to a $77,000 loss related to a pass-thru partnership.

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

Noninterest Expense

Noninterest expense for the three-month period ended March 31, 2009 and 2008 is shown in the following table:

Noninterest Expense
(dollars in thousands)

	3 months	3 months
	Ended	Ended	% Increase/
	3/31/09	3/31/08	(Decrease)
Compensation expense	$1,782	1,718	4%
Occupancy expense	254	214	19%
Equipment expense	168	152	11%
Data processing expense	249	208	20%
Advertising and marketing expense	57	147	(61%)
Insurance expense	204	101	102%
Audit fees	85	59	44%
Legal fees	123	25	392%
Franchise tax expense	106	100	6%
Business manager expense	36	52	(31%)
Deposit expense	94	53	77%
Loan expense	61	33	85%
Computer software expense	107	107	0%
Foreclosed asset expense, net	18	13	38%
Other expense	350	330	6%
Total noninterest expense	$3,694	3,312	12%

In total, our noninterest expenses have increased by $382,000 or 12% for the three-months ended March 31, 2009 as compared to the three-months ended March 31, 2008. A few items to note include:

•

Our compensation expenses have been managed tightly during this year resulting in a small increase of 4% from the same period last year. We added a small number of planned staff members in the 1st quarter and are currently planning on holding our full-time equivalent staff level throughout the remaining year. Also, our executive management team voluntarily agreed to freeze their salaries during 2009 in anticipation of the difficult environment surrounding the overall banking industry. We will continue to monitor compensation expenses as we move forward, however it should be emphasized that we believe in our growth plans and will continue to add staff in strategic positions as the opportunities present themselves. As a prime example, we have added two veteran mortgage lenders to the staff in 2009 to help meet demand in a market that we believe will experience a rebound in the upcoming quarters and help create an additional revenue source.

•

Occupancy and equipment expenses have risen primarily due to increased rent expense at our downtown office, the addition of a new full-service branch office in South Roanoke, as well as additional depreciation expense related to equipment.

•

Data processing expenses have increased this quarter over the same period last year primarily due to increased debit card transaction costs as well as processing costs related to our new customer relationship management software that we believe will assist us in improving our net interest margin.

•

Advertising and marketing expenses have declined significantly as compared to the same period last year. This reduction is primarily due to the launch of our new checking account product, MyLifeStyle Checking, which occurred in the first quarter of 2008.

•

Insurance expense has more than doubled due to the increase in FDIC insurance assessment rates to help the FDIC rebuild the Deposit Insurance Fund as a result of the increased bank failures during 2008 and 2009. This situation merits attention as there lies the possibility of an even greater increase in the upcoming months due to the proposed special, one-time assessment that is currently planned for the 3rd quarter of 2009. This assessment could add as much as $250,000 to our noninterest expenses for the 3rd quarter of 2009.

•

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

•

The increase in legal fees is due primarily to the credit related legal work performed on our problem assets as well as increased legal expenses related to our participation in the TARP program. We anticipate our legal expenses to continue to grow due to the unusually high level of non performing assets as well as the current litigation that is underway.

•	Our Business Manager™ program has seen a decline in number of customers over the past 12 to 18 months and as a result, expenses associated with the program have declined year over year.

•

Deposit expenses have seen a large increase primarily due to the program fees that are associated with three new deposit products, including MyLifestyle checking, the CDARS program and our mild entry into the brokered certificate of deposit market. We have recorded $24,000 in total fees related to these programs in the first quarter of 2009.

•	Loan expenses have increased principally due to appraisal review fees and expenses related to the special assets consultant we engaged to assist with credit issues last year.

Noninterest expenses are expected to continue to increase as a direct result of business growth, expansion, the potential special assessment by the FDIC to help refund the DIF and the overall complexity of banking operations as well as compliance with the Sarbanes-Oxley Act, which imposes additional management and reporting burdens on reporting companies such as this one.

Income Taxes

To reflect our anticipated federal income tax liability, an expense of $18,000 reflecting an effective tax rate of 10.8%, was recognized for the three months ended March 31, 2009, compared to an expense of $303,000, reflecting an effective tax rate of 28.8%, recognized for the three months ended March 31, 2008.

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

Investment securities (available for sale and held to maturity), including restricted equity securities, at March 31, 2009 were $86.1 million, a decrease of $6.8 million or 7% from their level of $92.9 million on December 31, 2008. See Note 3 to the Consolidated Financial Statements.

Loan Portfolio

Our total loans were $567.7 million at March 31, 2009, an increase of $14.7 million or 3% from the $553.0 million reported at December 31, 2008. Our ratio of total loans to total funding sources (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and guaranteed preferred beneficial interests in the Company’s junior subordinated debentures) stood at 90.3% at March 31, 2009 and 90.7% at December 31, 2008. Management seeks to maintain the ratio of loans to funding sources at or below 90%. In addition to the funding sources noted above, at March 31, 2009 the Company has a secured line of credit with the Federal Reserve Discount Window for $74.6 million.

The loan portfolio primarily consists of commercial, real estate (including real estate term loans, construction loans and other loans secured by real estate) and loans to individuals for household, family and other consumer purposes. We adjust the mix of lending and the terms of our loan programs according to economic and market conditions, asset/liability management considerations and other factors. Loans typically are made to businesses and individuals located within our primary and secondary market area, most of whom maintain deposit accounts with the Bank. There is no concentration of loans exceeding 10% of total loans, which is not disclosed in the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements or discussed below.

The following table summarizes the loan portfolio by category, net of deferred fees, as of March 31, 2009 and 2008 and December 31, 2008:

Loan Portfolio Summary
(dollars in thousands)

	3/31/09		12/31/08		3/31/08
	$	%	$	%	$	%
Commercial	104,402	18.4	103,036	18.6	89,735	18.1
Commercial real estate	236,506	41.7	225,587	40.8	180,949	36.4
Real estate construction	91,817	16.2	87,376	15.8	99,796	20.0
Residential real estate	129,695	22.8	131,384	23.8	120,175	24.2
Loans to individuals (except those secured by real estate)	5,327	0.9	5,663	1.0	6,376	1.3
Total loans	567,747	100.0	553,046	100.0	497,031	100.0

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

In recognition of our estimate of inherent risks associated with lending activities, a provision for loan losses of $1,433,000 was recorded during the three months ended March 31, 2009, an increase of $1,142,000 or 392% in comparison to the $291,000 reported during the same period in 2008. Net charge-offs for the three-month period ended March 31, 2009 were $1,442,000 as compared to $311,000 for the three-month period ended March 31, 2008, an increase of $1,131,000 or 364%. Of the $1,433,000 loan loss provision for the first quarter, $1,269,000 was related to additional specific reserves on one large customer operating in the automobile industry. The additional reserves were needed due to significant adversarial actions taken by the borrower which increased the Company’s total loss exposure over what was anticipated at December 31, 2008. Additionally, $1,336,000 in charge-offs recorded during the first quarter were the direct result of these adversarial actions.

The ratio of the allowance for loan losses to total loans outstanding was approximately 1.34% at March 31, 2009, which compares to approximately 1.37% of gross loans at December 31, 2008 (see Note 4 to the Consolidated Financial Statements). These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions.

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

Our non-performing asset ratio improved over the first quarter of the year. As of March 31, 2009, total non-performing assets amounted to $7,586,000 or 1.09% of total assets, compared to $10,013,000, or

1.48% of total assets as of December 31, 2008, representing a $2,427,000 or 24% decrease. This decrease is primarily due to the $1,442,000 of charged off notes in the first quarter of 2009 as well as $1,014,000 of repossessed vehicles sold during the quarter. Our loans past due more than 90 days as a percentage of total loans were 0.01% at March 31, 2009 and December 31, 2008. Our foreclosed, repossessed and idled properties were at $1,846,000 at March 31, 2009, an increase of $1,422,000, or 335% from the $424,000 reported on December 31, 2008. The increase is attributable to a credit issue related to a local auto dealership whereby we have repossessed a large volume of vehicles.

A total of $2,157,000 in specific reserves is included in the balance of the allowance for loan losses as of March 31, 2009 for impaired loans, which compares to a total of $2,195,000 as of December 31, 2008 and $348,000 as of March 31, 2008. Although we presently believe any potential loss exposure has been fully reserved for our impaired loans at March 31, 2009 and the remaining balances are secured by customer assets pledged as collateral, it is a situation which can change, and which we are constantly monitoring.

Nonperforming assets at March 31, 2009, December 31, 2008 and March 31, 2008 are presented in the following table:

Nonperforming Assets
(dollars in thousands)

	3/31/09	12/31/08	3/31/08
Nonaccrual loans	$5,665	$9,532	$1,394
Loans past due 90 days or more	75	57	190
Restructured loans	-	-	-
Total nonperforming loans	$5,740	$9,589	$1,584

Foreclosed, repossessed and idled properties	1,846	424	1,110
Total nonperforming assets	$7,586	$10,013	$2,694

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

If nonaccrual loans had performed in accordance with their original terms, additional interest income in the amount of $73,000 for the three-month period ended March 31, 2009; $149,000 for the year ended December 31, 2008; and $75,000 for the three-month period ended March 31, 2008 would have been recorded.

Other Assets

We have purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s Supplemental Executive Retirement Plan (“SERP”) and other employee benefit costs including health insurance, dental insurance, life insurance, and 401(k) employer match. Bank owned life insurance was $12,525,000 at March 31, 2009 an increase of $135,000 over the $12,390,000 reported as of December 31, 2008.

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

The following table summarizes our total deposits at March 31, 2009 and December 31, 2008:

Deposit Summary
(dollars in thousands)

	3/31/09		12/31/08		Increase/(Decrease)
	$	%	$	%	$	%
Time deposits	306,232	60.9	283,808	60.9	22,424	7.9
Interest bearing demand & money market	107,848	21.4	101,895	21.9	5,953	5.8
Savings	70,234	14.0	66,082	14.1	4,152	6.3
Total interest bearing deposits	484,314	96.3	451,785	96.9	32,529	7.2

Noninterest demand & official checks	18,546	3.7	14,550	3.1	3,996	27.5

Total deposits	502,860	100.0	466,335	100.0	36,525	7.8

We have experienced deposit growth among all categories during a time in which there is intense competition for deposits. We have focused our attention on growing our core deposit base as the primary funding source of future loan expansion. We are very pleased with the results of our new checking account product, MyLifeStyle Checking, launched in 2008. This account has raised $21.3 million in core deposits since inception and increased 442% over the same period last year. In addition to a competitive interest rate paid on the account, customers get free access to any ATM nation-wide along with many additional rewards. Our Prime Money Market account, which has an interest rate tied to the Wall Street Journal Prime rate, continues to attract customers and has accumulated $89.9 million in deposits as of the end of the first quarter of 2009, an increase of 14% over the same period last year.

TARP Capital Purchase Plan Participation

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

The Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum. The Company may not redeem the Preferred Stock during the first three years except with regulatory approval and with the proceeds from a “Qualified Equity Offering” (as defined in the Purchase Agreement). After three years, the Company may, at its option, redeem the Preferred Stock at the liquidation amount plus accrued and unpaid dividends. The Preferred Stock is generally non-voting. Prior to December 12, 2011, unless the Company has redeemed the Preferred Stock or the Treasury has transferred the Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in certain circumstances specified in the Purchase Agreement.

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

Short-Term Borrowings

Total short-term borrowings (including federal funds purchased and securities sold under agreements to repurchase) decreased by $17.5 million, or 27% from their level of $64.0 million at December 31, 2008 to a total of $46.5 million as of March 31, 2009. The decrease is due to a decrease of $11.3 million in federal funds purchased and a $6.2 million decrease in our commercial sweep account program.   The commercial sweep program involves balances subject to repurchase agreements which are reported as short term borrowings rather than deposits since they are not FDIC insured. The program consists of a demand deposit account from which we invest available balances daily in securities on an overnight basis subject to repurchase. On the following business day, we repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities. Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month.

Additionally, short-term borrowings at March 31, 2009 and December 31, 2008 included Federal Home Loan Bank of Atlanta (“FHLB”) borrowings in the amount of $17.0 million. The FHLB borrowings include two fixed rate credits. The first FHLB advance is a $12 million fixed rate credit at 0.47% that matures on April 13, 2009. The second FHLB advance is a $5 million fixed rate credit at 5.46% that matures on December 2, 2009.

Long-Term Borrowings

Federal Home Loan Bank advances are relatively cost-effective funding sources and provide us with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Long-term convertible Federal Home Loan Bank advances totaled $68.0 million at March 31, 2009, and $68.0 million at December 31, 2008. (See Footnote 9 of the Company’s Consolidated Financial Statements for more information on the long-term advances.)

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

The debenture proceeds from Trust I, Trust II, and Trust III are included in our Tier 1 capital for regulatory capital adequacy purposes to the extent that they do not exceed 25% of our total Tier I capital including the securities. Of the total $16,000,000 in trust preferred proceeds from all three trusts, the entire

$16,000,000 is included in Tier 1 capital at March 31, 2009. Our obligations with respect to the issuance of Trust I, Trust II and Trust III’s preferred securities and common securities constitute a full and unconditional guarantee of Trust I, Trust II and Trust III’s obligations with respect to the preferred securities and common securities. Subject to certain exceptions and limitations, we may elect from time to time to defer interest payments on our junior subordinated debentures, which would result in a deferral of distribution payments on Trust I, Trust II and Trust III’s preferred trust securities and common securities. As a result of the Company’s adoption of FIN 46, the Trusts’ common securities have been presented as a component of other assets.

Capital Adequacy

We seek to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses. Our financial position at March 31, 2009 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. We review the adequacy of our capital on an ongoing basis at the Company and Bank level and are committed to maintaining a total risk based capital ratio of 10% or greater at the Bank level, as is required for a “well capitalized” institution.

For the periods indicated, the Company had the following risk-based capital and leverage ratios:

Valley Financial Corporation

Ratio	Well Capitalized	3/31/09	12/31/08	3/31/08
Tier 1	6.0%	12.8%	13.1%	10.7%
Total	10.0%	14.0%	14.4%	12.0%
Leverage	5.0%	10.9%	11.3%	9.1%

For the periods indicated, the Bank had the following risk-based capital and leverage ratios:

Valley Bank

Ratio	Well Capitalized	3/31/09	12/31/08	3/31/08
Tier 1	6.0%	10.9%	9.0%	9.6%
Total	10.0%	12.2%	10.3%	10.5%
Leverage	5.0%	9.3%	7.8%	8.2%

The Company paid its tenth consecutive semi-annual cash dividend on the Company’s common stock, in the amount of $0.07 per share on January 2, 2009 to shareholders of record December 15, 2008.

On April 29, 2009, the Board of Directors reduced the Company’s semi-annual common stock dividend from $0.07 to $0.04 per share, effective for the dividend payable July 1, 2009 to shareholders of record on June 1, 2009. The Board anticipates maintaining this level for 2009, and would hope to return dividend rates to a normalized level in 2010 as market conditions improve. This action will enable the Company to retain an additional $281,000 in common equity for 2009. This is the first reduction in the dividend that the Company has made since it started paying dividends in July 2004, and it was truly an agonizing decision. However, considering the current state of the economy, the Board of Directors felt it was prudent and responsible to take this action as one of several capital preservation initiatives being undertaken. In conjunction with the dividend reduction, the Board also voted to rescind the 5% board and committee fee increase that was implemented for 2009. Earlier this year, the executive management team voluntarily deferred their 5% salary increases for 2009 until such time that market conditions improve.

Furthermore, it is important to note that the Board’s dividend action is not directly related to our participation in the U.S. Treasury’s Capital Purchase Program, which was established by the U.S. Treasury to attract participation by healthy financial institutions to help stabilize the financial system and increase lending for the benefit of the U.S. economy. We have made approximately $33 million in additional loans and have paid and accrued preferred dividends totaling $243,000 subsequent to the issuance of the preferred stock to the U.S. Treasury last December under this program. However, the decision to preserve our common equity through restricting our dividend does help position our Company to repay this investment as soon as is prudent and still maintain a strong capital position.

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

Liquid assets, which include cash and due from banks, federal funds sold, interest-bearing deposits at other banks and non-pledged securities available-for-sale, at March 31, 2009, totaled $27.7 million compared to $11.9 million at December 31, 2008. The $15.8 million increase in liquid assets is primarily the result of the significant increase in deposits during the quarter which, in turn, resulted in a fed funds sold position of $10.6 million. Our funding sources consist of an established federal funds line with a regional correspondent bank totaling $12.0 million that had a $0 balance as of March 31, 2009, three established federal funds lines with third party banks totaling $20.0 million that had a outstanding balances totaling $0 as of March 31, 2009, and an established line with the FHLB that had $80.0 million outstanding under a total line of $91.9 million as of March 31, 2009. Additionally, we had an established line with the Federal Reserve Discount Window that had no outstanding balance under a total line of $74.6 million as of March 31, 2009. We believe these arrangements will be renewed at maturity.

We sell excess funds as overnight federal funds sold to provide an immediate source of liquidity. We had federal funds sold of $10.6 million at March 31, 2009 and $0 at December 31, 2008.

As a result of our management of liquid assets and our ability to generate liquidity through alternative funding sources, we believe we maintain overall liquidity sufficient to meet our depositors’ requirements and satisfy our customers’ credit needs.

Recent and Future Accounting Considerations

In December 2008 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”). This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plans.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As discussed in the Annual Report, Form 10-K for December 31, 2008, the Bank was named a party defendant in litigation filed by The Collection, LLC (“The Collection”) against the Bank and Scott Newcomb Motors, LLC, d/b/a Scott Newcomb Chrysler Jeep (“Newcomb”). The litigation was filed in the United States District Court for the Western District of Virginia, Danville Division on or about March 23, 2009. The suit is an action for breach of contract against Newcomb, tortious interference with contract against the Bank, conversion against the Bank, and misrepresentation, common law conspiracy and statutory conspiracy against Newcomb and the Bank. The litigation relates to fifteen vehicles that Newcomb allegedly purchased from The Collection using floor-plan financing provided by the Bank. The Complaint alleges that Newcomb never paid The Collection for the subject vehicles. The Collection is requesting monetary damages for the alleged cost of the fifteen vehicles (approximately $340,800), plus treble and/or punitive damages. At this time, the outcome of the litigation is undeterminable, however, the Bank estimates the potential loss of $340,800 to be reasonably possible and has reserved for 100% of this loss in its loan loss reserve as of March 31, 2009. The Bank estimates the potential loss of treble and/or punitive damages totaling $1,022,400 to be remote and therefore has not accrued for this loss as of March 31, 2009. The Bank denies any allegations of wrongdoing and intends to vigorously defend itself.

Item 1A. Risk Factors.

There were no material changes to the Company’s risk factors as disclosed in the Annual Report Form 10K for December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon Senior Securities in the quarter.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

May 13, 2009	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief Executive Officer

May 13, 2009	/s/ Kimberly B. Snyder
Date	Kimberly B. Snyder, Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.