Form 10-Q
period 2009-06-30
VALLEY FINANCIAL CORP /VA/
filed 2009-08-12
CIK 921590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to_____________________________________

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

At August 13, 2009, 4,680,251 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION

FORM 10-Q

June 30, 2009

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In,000s, except share and per share data)

	(Unaudited) 6/30/09	(Audited) 12/31/08
Assets
Cash and due from banks	$7,516	$7,270
Interest-bearing deposits in banks	26	26
Federal funds sold	2,291	-
Securities available-for-sale	61,304	77,243
Securities held-to-maturity (approximate market values of $13,554 at June 30, 2009 and $10,039 at December 31, 2008, respectively)	13,434	10,001
Restricted equity securities	5,737	5,607
Loans, net of allowance for loan losses of $13,213 at June 30, 2009 and $7,592 at December 31, 2008	574,778	545,454
Foreclosed assets, net	1,443	424
Premises and equipment, net	7,980	8,121
Bank owned life insurance	12,660	12,390
Accrued interest receivable	2,604	2,634
Other assets	4,886	5,309
Total assets	$694,659	$674,479

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$18,053	$14,550
Interest-bearing deposits	511,707	451,785
Total deposits	529,760	466,335

Federal funds purchased and securities sold under agreements to repurchase	23,542	47,019
Short-term borrowings	10,000	17,000
Long-term borrowings	58,000	63,000
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	16,496	16,496
Accrued interest payable	2,596	2,908
Other liabilities	270	3,216
Total liabilities	640,664	615,974

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; 16,019 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	15,262	15,188
Common stock, no par value; 10,000,000 shares authorized; 4,680,251 and 4,678,851 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	23,298	23,232
Retained earnings	14,761	19,596
Accumulated other comprehensive income	674	489
Total shareholders’ equity	53,995	58,505
Total liabilities and shareholders’ equity	$694,659	$674,479

See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In,000s, except share and per share data)

	3 Months Ended		6 Months Ended
	6/30/09	6/30/08	6/30/09	6/30/08
Interest Income:
Interest and fees on loans	$7,602	$7,638	$14,798	$15,970
Interest on securities–taxable	914	1,047	1,925	2,064
Interest on securities-nontaxable	135	98	245	203
Interest on deposits in banks	2	12	2	17
Total interest income	8,653	8,795	16,970	18,254
Interest Expense:
Interest on deposits	2,764	3,487	5,568	7,572
Interest on short-term borrowings	103	147	188	299
Interest on long-term borrowings	631	550	1,287	1,107
Interest on guaranteed preferred beneficial interests
in the Company’s junior subordinated debentures	126	187	276	450
Interest on federal funds purchased and securities sold
under agreements to repurchase	20	213	48	477
Total interest expense	3,644	4,584	7,367	9,905
Net interest income	5,009	4,211	9,603	8,349
Provision for loan losses	8,001	388	9,434	679
Net interest income after provision for loan losses	(2,992)	3,823	169	7,670

Noninterest Income:
Service charges on deposit accounts	298	289	569	551
Income earned on bank owned life insurance	135	142	270	278
Realized gain (loss) on sale of securities	-	-	267	(14)
Realized (loss) on sale of foreclosed assets	(135)	-	(165)	-
Other income	161	247	217	379
Total noninterest income	459	678	1,158	1,194

Noninterest Expense:
Compensation expense	1,867	1,872	3,649	3,590
Occupancy and equipment expense	414	397	836	763
Data processing expense	264	204	513	412
Advertising and marketing expense	79	155	136	302
Insurance	534	108	738	209
Audit fees	84	62	169	121
Legal	159	51	282	76
Franchise tax expense	107	101	213	201
Deposit expense	122	57	216	110
Loan expenses	96	102	193	187
Computer software expense	110	117	217	224
Foreclosed asset expenses, net	60	4	78	17
Other expense	337	328	687	658
Total noninterest expense	4,233	3,558	7,927	6,870
Income (loss) before income taxes	(6,766)	943	(6,600)	1,994

Income (loss) tax expense	(2,340)	255	(2,322)	558
Net income (loss)	$(4,426)	$688	$(4,278)	$1,436
Preferred dividends accrued	239	-	474	-
Net income (loss) available to common shareholders	$(4,665)	$688	$(4,752)	$1,436

Earnings (loss) per share
Basic earnings (loss) per share	$(1.00)	$$0.15	$(1.02)	$$0.31
Diluted earnings (loss) per share	$(1.00)	$$0.15	$(1.02)	$$0.31
Weighted average shares outstanding	4,680,251	4,627,582	4,680,197	4,622,761
Diluted average shares outstanding	4,680,251	4,655,084	4,680,197	4,653,308
Dividends declared per share	$0.04	$0.07	$0.04	$0.07

See accompanying notes to the consolidated financial statements

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In, 000s, except share and per share data)

	Six Months Ended
	6/30/09	6/30/08
Cash flows from operating activities
Net income/(loss)	$ (4,278)	$ 1,436
Adjustments to reconcile net income (losses) to net cash provided by operating activities:
Provision for loan losses	9,434	679
Depreciation and amortization of bank premises, equipment and software	442	415
Stock compensation expense	73	51
Deferred income tax	191	469
Net (gains) losses on sale of securities	(267)	14
Net losses on foreclosed and repossessed assets	165	-
Net losses on equipment disposals	3	2
Net amortization of bond premiums/discounts	53	82
(Increase) decrease in unearned fees	(21)	(16)
Decrease in accrued interest receivable	30	357
Decrease in other assets	257	(189)
Increase in value of life insurance contracts	(270)	(277)
Increase (decrease) in accrued interest payable	(312)	(569)
Decrease in other liabilities	(2,761)	(900)
Net cash provided by operating activities	2,739	1,554

Cash flows from investing activities
(Increase) in interest bearing deposits in banks	-	(124)
(Increase) in federal funds sold	(2,291)	-
Purchases of bank premises, equipment and software	(329)	(832)
Purchases of securities available-for-sale	(7,833)	(23,842)
Purchases of securities held-to-maturity	(6,314)	-
Purchases of restricted equity securities	(130)	(779)
Proceeds from sales/calls/paydowns/maturities of securities available-for-sale	24,190	16,236
Proceeds from paydowns on securities held-to-maturity	2,862	5,687
Principal repayments of restricted equity securities	-	675
Purchase of bank owned life insurance	-	(200)
Proceeds from sale of foreclosed and repossessed assets	1,899	-
Capitalized expenses on foreclosed assets	(19)	(250)
Increase in loans, net	(41,801)	(28,643)
Net cash used in investing activities	(29,766)	(32,072)

Cash flows from financing activities
Increase in non-interest bearing deposits	3,503	4,309
Increase in interest bearing deposits	59,922	12,217
Proceeds from short-term borrowings	41,000	12,000
Principal repayments of short-term borrowings	(48,000)	(13,000)
Increase (decrease) in securities sold under agreements to repurchase	(12,151)	3,983
Increase (decrease) in federal funds purchased	(11,326)	7,450
Proceeds from long-term borrowings	-	10,000
Principal repayments of long-term borrowings	(5,000)	(7,000)
Cash dividends paid	(668)	(322)
Net proceeds from issuance of common stock	(7)	137
Net cash provided by financing activities	27,273	29,774
Net (decrease) in cash and due from banks	246	(744)

Cash and due from banks at beginning of year	7,270	10,895
Cash and due from banks at end of year	$ 7,516	$ 10,151

See accompanying notes to consolidated financial statements

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$ 7,679	$ 10,474
Cash paid during the year for income taxes	$ 558	$ 212

Noncash financing and investing activities
Transfer of loans to foreclosed property	$ 3,064	$ 641
Reclassification of borrowings from long-term to short-term	$ 5,000	$ -

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2009 (Unaudited)
(In,000s, except share and per share data)

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

Interim financial performance is not necessarily indicative of performance for the full year.

The Company reports its activities as a single business segment.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 13, 2009, the date the financial statements were issued.

(2)	Securities

The carrying values, unrealized gains, unrealized losses, and approximate fair values of available-for-sale and held-to-maturity investment securities at June 30, 2009 are shown in the tables below. As of June 30, 2009, investments (including both available-for-sale and held-to-maturity) and restricted equity securities with amortized costs and fair values of $69,195 and $70,375, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law. At June 30, 2009 we evaluated our investment portfolio and determined all unrealized losses presented in the table below are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale (“AFS”) as of June 30, 2009 and December 31, 2008 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
June 30, 2009
U.S. Government and federal agency	$590	$12	$-	$602
Government-sponsored enterprises	11,980	156	(19)	12,117
Mortgage-backed securities	38,881	929	(54)	39,756
States and political subdivisions	8,831	165	(167)	8,829
	$60,282	$1,262	$(240)	$61,304

December 31, 2008
U.S. Government and federal agency	$629	$11	$-	$640
Government-sponsored enterprises	25,922	503	-	26,425
Mortgage-backed securities	45,153	690	(370)	45,473
States and political subdivisions	4,798	22	(115)	4,705
	$76,502	$1,226	$(485)	$77,243

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity (“HTM”) as of June 30, 2009 and December 31, 2008 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
June 30, 2009
U.S. Government and federal agency	$-	$-	$-	$-
Government-sponsored enterprises*	1,093	23	-	1,116
Mortgage-backed securities	6,180	28	-	6,208
States and political subdivisions	6,161	109	(40)	6,230
	$13,434	$160	$(40)	$13,554

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
December 31, 2008
U.S. Government and federal agency	$-	$-	$-	$-
Government-sponsored enterprises*	1,981	27	-	2,008
Mortgage-backed securities	1,830	18	(1)	1,847
States and political subdivisions	6,190	103	(109)	6,184
	$10,001	$148	$(110)	$10,039

The following table presents the maturity ranges of securities available-for-sale as of June 30, 2008 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION

(in 000’s)

	Available for Sale
	June 30, 2009
	Amortized Costs	Fair Value	Yield

U.S.Government and federal agency:
Within one year	$ 207	$ 209	3.95%
After one but within five years	226	236	5.88%
After five but within ten years	-	-	-
After ten years	157	157	3.00%

Government-sponsored enterprises:
Within one year	-	-	-
After one but within five years	-	-	-
After five but within ten years	3,000	3,029	5.88%
After ten years	8,980	9,088	5.78%

Obligations of states and subdivisions:
Within one year	-	-	-
After one but within five years	470	475	4.77%
After five but within ten years	511	519	4.83%
After ten years	7,849	7,835	5.23%

Mortgage-backed securities	24,433	25,144	5.56%

Collateralized mortgage obligations	14,449	14,612	4.78%

Total	$ 60,282	$ 61,304

Total Securities by Maturity Period *
Within one year	$ 207	$ 209
After one but within five years	696	711
After five but within ten years	3,511	3,548
After ten years	16,986	17,080
Mortgage-backed securities	24,433	25,144
Collateralized mortgage obligations	14,449	14,612

Total by Maturity Period	$ 60,282	$ 61,304

* Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

The following table presents the maturity ranges of securities held-to-maturity as of June 30, 2009 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION

(in 000’s)

	Held to Maturity
	June 30, 2009
	Amortized Costs	Fair Value	Yield

U.S Government and federal agency:
Within one year	$ -	$ -	-
After one but within five years	-	-	-
After five but within ten years	-	-	-
After ten years	-	-	-

Government-sponsored enterprises:
Within one year	-	-	-
After one but within five years	-	-	-
After five but within ten years	-	-	-
After ten years	-	-	-

Obligations of states and subdivisions:
Within one year	426	427	3.40%
After one but within five years	542	567	3.90%
After five but within ten years	2,141	2,191	4.73%
After ten years	3,051	3,044	5.63%

Mortgage-backed securities	1,094	1,117	4.36%

Collateralized mortgage obligations	6,180	6,208	5.46%

Total	$ 13,434	$ 13,554

Total Securities by Maturity Period *
Within one year	$ 426	$ 427
After one but within five years	542	567
After five but within ten years	2,141	2,191
After ten years	3,051	3,044
Mortgage-backed securities	1,094	1,117
Collateralized mortgage obligations	6,180	6,208
Total by Maturity Period	$ 13,434	$ 13,554

* Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

The following tables detail unrealized losses and related fair values in the Bank’s available-for-sale investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2009 and December 31, 2008.

Temporarily Impaired Securities in AFS Portfolio

June 30, 2009	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises*	$3,979	$(19)	$-	$-	$3,979	$(19)
Mortgage-backed securities	2,957	(14)	2,613	(41)	5,570	(54)
State and political subdivisions	4,416	(95)	1,241	(71)	5,657	(167)
Total temporarily impaired securities	$11,352	$(128)	$3,854	$(112)	$15,206	$(240)

Temporarily Impaired Securities in AFS Portfolio

December 31, 2008	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises*	$281	$(1)	$736	$(19)	$1,017	$(20)
Mortgage-backed securities	16,541	(262)	1,703	(88)	18,244	(350)
State and political subdivisions	3,058	(115)	-	-	3,058	(115)
Total temporarily impaired securities	$19,880	$(378)	$2,439	$(107)	$22,319	$(485)

The following tables detail unrealized losses and related fair values in the Bank’s held-to-maturity investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2009 and December 31, 2008.

Temporarily Impaired Securities in HTM Portfolio

June 30, 2009	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises*	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	-	-	-	-	-
State and political subdivisions	1,516	(32)	303	(8)	1,819	(40)
Total temporarily impaired securities	$2,409	$(110)	$303	$(8)	$1,819	$(40)

Temporarily Impaired Securities in HTM Portfolio

December 31, 2008	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises*	$403	$(1)	$-	$-	$403	$(1)
Mortgage-backed securities	-	-	-	-	-	-
State and political subdivisions	2,006	(109)	-	-	2,006	(109)
Total temporarily impaired securities	$2,409	$(110)	$-	$-	$2,409	$(110)

*Such as FNMA, FHLMC and FHLB.

Proceeds received from the sale of securities were $0 and $5,876 for the three and six months ended June 30, 2009. Gross gains from the sale of securities were $0 and $267 for the three and six months ended June 30, 2009. No losses were recognized on the sale of securities in 2009.

(3)	Allowance for Loan Losses

The following table summarizes the loan loss experience for the three-month periods ended June 30, 2009 and 2008.

Allowance for Loan Losses

(dollars in,000s)
	6/30/09	6/30/08
Balance at January 1	$7,592	$4,883
Provision for loan losses	9,434	679
Recoveries:
Commercial	-	51
Charged off loans:
Commercial	(2,312)	(164)
Loans to individuals	(80)	(21)
Commercial Real Estate	(129)	(252)
Residential Real Estate	(180)	(115)
Real Estate Construction	(1,112)	(43)
Balance at June 30	$13,213	$5,018

(4)	Earnings/(Loss) Per Share

Basic earnings/(loss) per share are based upon the weighted average number of common shares outstanding during the period. The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following tables summarize earnings/(loss) per share and the shares utilized in the computations:

	Earnings/(Loss) Per Share
	3 Months Ending		6 Months Ending
	6/30/09	6/30/08	6/30//09	6/30/08

Basic	($1.00)	$0.15	($1.02)	$0.31

Diluted	($1.00)	$0.15	($1.02)	$0.31

	Weighted Average Shares Outstanding
	3 Months Ending		6 Months Ending
	06/30/09	6/30/08	6/30/09	6/30/08

Basic	4,680,251	4,627,582	4,680,197	4,622,761

Diluted	4,680,251	4,655,084	4,680,197	4,653,308

(5)	Comprehensive Income

For the six months ended June 30, 2009 and 2008, total comprehensive income/(loss) was ($4,092) and $853 respectively. For the three months ended June 30, 2009 and 2008, total comprehensive (loss) was ($4,270) and ($233) respectively.

The information that follows discloses the reclassification adjustments and the income taxes related to the net unrealized gains on securities available-for-sale that are included in other comprehensive income, net of income taxes for the three and six month periods ended June 30, 2009 and 2008.

	3 Months Ended (dollars in,000s)		6 Months Ended (dollars in,000s)
	6/30/09	6/30/08	6/30/09	6/30/08
Net unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) during the year	$236	$(1,397)	$548	$(896)
Income tax benefit (expense)	(80)	475	(362)	313
Other comprehensive income (loss), net of income taxes	$156	$(922)	$186	$(583)

(6)	Financial Instruments With Off-Balance Sheet Risk

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk, which involve commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The same credit policy is used in making commitments as is used for on-balance-sheet risk. At June 30, 2009 outstanding commitments to extend credit were $160,922 as compared to $141,436 at December 31, 2008.

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

(7)	Borrowings

Short-term FHLB borrowings at June 30, 2009 totaled $10,000, a reduction of $7,000 from December 31, 2008. In April, a $12,000 short-term advance matured and was not replaced, reducing our total outstanding FHLB borrowings. In May, a $5,000 convertible FHLB advance was reclassified into short-term borrowings from long-term borrowings as it matures in May 2010. The remaining $5,000 is a fixed rate FHLB advance set to mature in December 2009.

The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $58,000 as of June 30, 2009, a reduction of $5,000 as compared to the $63,000 reported at December 31, 2008. This reduction is due to the convertible advance that was reclassified into short-term borrowings in May as described above.

(8)	Stock Based Compensation

The Company has two share-based compensation plans, which are described Company’s Annual Report Form 10-K. The compensation cost that has been charged against income for those plans was approximately $73 and $51 for the six-month periods ended June 30, 2009 and 2008, respectively. The Company incurred compensation cost of $37 and $25 for the three-month periods ended June 30, 2009 and 2008, respectively. The Company has no nonqualified stock options outstanding at June 30, 2009.

A summary of option activity during the six-month period ended June 30, 2009 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value		Intrinsic Value of Options Exercised	Weighted Average Contractual Term
Balance at 12/31/08	256,982	$8.79	$2.66		$302	5.97 years

Exercised	(1,400)	5.08	0.95		-
Forfeited	(35,750)	5.49	1.17
Granted	2,000	5.11	1.49
Expired	-	-	-
Balance at 6/30/09	221,832	$9.32	$2.90		$-	6.41 years

Exercisable at 6/30/09	112,162	$9.49	$2.64	$	n/a	4.47 years

Information regarding shares vested during the three and six-month periods ended June 30, 2009 and 2008 are as follows:

	3 Months Ended (dollars in,000s)		6 Months Ended (dollars in,000s)
	6/30/09	6/30/08	6/30/09	6/30/08
Number of shares vested:	2,780	-	10,180	7,540
Total fair value of shares vested:	$9	$-	$36	$24

(9)	Fair Value

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy:

Assets and Liabilities Recorded at Fair Value on a Recurring Basis at June 30, 2009

(in 000’s)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$61,304	$-	$61,304	$-
Total assets at fair value	$61,304	$-	$61,304	$-

Total liabilities at fair value	$-	$-	$-	$-

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis at June 30, 2009

(in 000’s)	Total	Level 1	Level 2	Level 3
Impaired loans	$36,881	$-	$36,881	$-
Foreclosed assets	1,443	-	1,443	-
Total assets at fair value	$38,324	$-	$38,324	$-

Total liabilities at fair value	$-	$-	$-	$-

The carrying amounts and approximate fair values of the Corporation's financial instruments are as follows at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$7,516	$7,516	$7,270	$7,270
Interest-bearing deposits in banks	26	26	26	26
Fed Funds sold	2,291	2,291	-	-
Securities available-for-sale	61,304	61,304	77,243	77,243
Securities held-to-maturity	13,434	13,554	10,001	10,039
Restricted equity securities	5,737	5,737	5,607	5,607
Loans, net	574,778	574,576	545,454	549,360
Bank owned life insurance	12,660	12,660	12,390	12,390

Financial liabilities
Total deposits	529,760	531,444	466,335	467,860
Short-term borrowings	10,000	10,000	17,000	17,000
Securities sold under agreements to repurchase	23,542	23,542	35,693	35,693
Federal funds purchased	-	-	11,326	11,326
Long-term borrowings	58,000	62,004	63,000	69,455
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	16,496	16,003	16,496	16,503

(10)	Common Stock Dividends

On April 29, 2009, the Board of Directors declared a semi-annual cash dividend on the Company’s stock in the amount of $0.04 per share, payable to shareholders of record June 1, 2009. This dividend was paid July 1, 2009.

(11)	Preferred Stock Dividends

On April 29, 2009, the Board of Directors declared a cash dividend on the Company’s preferred stock in the amount of $200,000. This dividend was paid May 15, 2009.

(12)	Contingencies

The Bank was named a party defendant in litigation filed by The Collection, LLC (“The Collection”) against the Bank and Scott Newcomb Motors, LLC, d/b/a Scott Newcomb Chrysler Jeep (“Newcomb”). The litigation was filed in the United States District Court for the Western District of Virginia, Danville Division on or about March 23, 2009. The suit is still in process and a new court date has been set for early 2010. The Bank denies any allegations of wrongdoing and intends to vigorously defend itself.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the three and six-months ended June 30, 2009 and 2008 is as follows. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes on the December 31, 2008 Form 10-K.

Critical Accounting Policy

For a discussion of the Company’s critical accounting policy related to the allowance for loan losses, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Net loss for the quarter ended June 30, 2009 was $4.4 million, compared to net income of $688,000 for the same period last year, a decrease of $5.1 million or 741.3%. After the dividend on preferred stock, net loss available to common shareholders for the quarter was $4.7 million, or $1.00 per diluted common share as compared to net income of $688,000 or 15 cents per diluted common share for the second quarter of 2008. The results for the second quarter of 2009 were impacted by a provision for loan losses totaling $8.0 million in comparison to a provision for loan losses of $1.4 million during the first quarter of 2009 and $388,000 for the second quarter in the prior year. Additionally, second quarter results were reduced by a special assessment charge from the FDIC totaling $315,000.

Net loss for the six-month period ending June 30, 2009 was $4.3 million compared to net income of $1.4 million for the same period last year, representing a decrease of $5.7 million or 407.1%. After the dividend on preferred stock, net loss to common shareholders was $4.8 million. Basic and diluted earnings per share decreased from $0.31 for the quarter ended June 30, 2008 to a loss per share of $1.02 for the quarter ended June 30, 2009.

For the three months ended June 30, 2009, interest income decreased $142,000, or 1.6%, to $8.7 million from $8.8 million in the same three month period last year. For the six months ended June 30, 2009, interest income decreased by $1.3 million, or 7.1%, to $17 million from $18.3 million as compared to the prior year. These decreases are attributable to the lower interest rate environment, as the Wall Street Journal prime rate was 5.00% at June 30, 2008, 175 basis points (bps) higher than the 3.25% at June 30, 2009. The 1-month London Interbank Offering Rate (LIBOR) was over 200 bps higher a year ago as well. This has caused compression of our earnings on our interest earning asset portfolio, which have increased $71.2 million, or 11.9% as compared to December 31, 2008.

Likewise, we have experienced a reduction in our interest expense during the period due to the lower interest rate environment. For the three month period ended June 30, 2009, interest expense totaled $3.6 million compared to $4.6 million for the same period last year, a decrease of $1.0 million, or 21.8%. For the six month period ended June 30, 2009, interest expense totaled $7.4 million compared to $9.9 million for the same period last year, a decrease of $2.5 million, or 25.3%. This decrease is largely reflective of the majority of our certificates of deposits opening or re-pricing at lower rates within the first six months of this year as well as lower rates on our Prime Money Market product, which totaled over $100 million at June 30, 2009. Interest bearing deposits increased $83.4 million, or 19.5%, to $511.7 million at June 30, 2009 from $428.3 million at June 30, 2008. Borrowings have decreased by $26.5 million, or 19.7%, to $108.0 million at June 30, 2009 from $134.5 million at June 30, 2008.

As a result of our costs re-pricing downward more quickly than our asset yields, we experienced a significant increase in our net interest income of 19.0% for the second quarter of 2009 as compared to the second quarter of 2008 and an increase of 15.7% year-to-date over the same six month period in 2008. Our net interest margin increased by 19 basis points to 3.08% for the second quarter of 2009 in comparison to 2.89% for quarter ended June 30, 2008. Additionally, we continue to attract new loan and deposit customers that recognize the value-added service and competitive rates that we provide.

For the three months ended June 30, 2009, we recorded a provision for losses on loans of $8.0 million compared to $388,000 for the same period last year, an increase of $7.6 million, or 1,958.8%. Due to the continued devaluation of real estate in our market as a result of the worst recession since the Great Depression, we determined that increasing the allowance for loan losses and recognizing potential losses on our impaired loans is a prudent decision. Although these actions had a negative impact on earnings for the period, we remain focused on working through problem loans, improving profitability, and carefully managing capital during this uncertain economic climate. The Bank’s investment in impaired loans as of June 30, 2009 totals $42.4 million,a slight increase of $172,000 from the $42.2 million reported at March 31, 2009. The valuation allowance on our impaired loans totals $5.5 million at June 30, 2009 as compared to $2.2 million at March 31, 2009, a significant increase of $3.3 million. We have added new specific reserves on four real estate relationships due to the current devaluation of real estate that is prevalent in this current economic cycle. Additionally, we added specific reserves on one customer operating in the automobile industry.

The provision for losses on loans totaled $9.4 million for the six months ended June 30, 2009 compared to $679,000 for the same period last year, an increase of $8.7 million, or 1,281.3%. The ratio of the allowance for loan losses to total loans outstanding was approximately 2.25% at June 30, 2009, which compares to approximately 1.37% at December 31, 2008. At June 30, 2009, our total reserves amounted to $13.2 million, of which $5.5 million are specific reserves on our impaired loans and $7.7 million are general reserves to cover inherent risks in our loan portfolio based on the current recessionary environment. Like most banks, large and small, we continue to see weaknesses in the automobile industry, commercial real estate and residential construction and development segments of our portfolio, and have increased our loan loss reserves accordingly. Despite the difficult economic conditions, we remain committed to working proactively with our borrowers to resolve their recession-related stress. For example, in an effort to assist our home builders and developers sell homes and lots, we recently introduced a special financing program offering below market interest rates. We believe there are a lot of qualified buyers just sitting on the sidelines. With our Builder Preferred Program, we’re making it clear – banks are, in fact, lending and making credit available to get the economy moving again. This program has been very well received by our builders and developers and the realtors who represent them.

Noninterest income decreased $219,000 for the three-month period ended June 30, 2009, or 32.3%, compared to the same period last year, from $678,000 to $459,000. The primary drivers affecting our performance is the $135,000 loss realized on the sale of repurchased vehicles during the second quarter as well as a reduction in income earned from our investment subsidiary, Valley Wealth Management Services, Inc (“VWM”) of $79,000. VWM provides investment management services and earns fee income based on the total dollar value of assets under management. The significant decline in asset and equity prices over the last 18 months has resulted in a corresponding decline in assets under management and therefore, fees earned. Noninterest income was $1.2 million for the six month period ended June 30, 2009, relatively constant with the same period last year.

Non-interest expense for the second quarter of 2009 totaled $4.2 million, up $539,000 when compared to the first quarter of 2009 and up $675,000 or 18.8% as compared to $3.6 million for the same quarter last year. A special assessment from the FDIC totaling $315,000, which is payable in September 2009, was accrued during the current quarter. Additionally, we experienced increases in our legal fees due to costs associated with the work-out of the automobile industry customer, increased deposit expenses related to program fees associated with our brokered deposit products, and increased data processing expenses related to new software applications implemented during 2009. Valley Financial’s efficiency ratio was 75.6% for the second quarter of 2009, compared to 69.5% for the first quarter of 2009, reflecting the increased expenses as noted for the period. Noninterest expense for the six months ended June 30, 2009 totaled $7.9 million, an increase of $1.0 million, or 14.5%, from $6.9 million recorded in the same period last year.

The following table shows our key performance ratios for the periods ended June 30, 2009, December 31, 2008 and June 30, 2008:

Key Performance Ratios

	6 months	12 months	6 months
	Ended	Ended	Ended
	6/30/09	12/31/08	6/30/08
Return on average assets	(1.25%)	0.27%	0.47%
Return on average equity (1)	(14.72%)	3.87%	6.93%
Net interest margin (2)	2.98%	2.90%	2.91%
Cost of funds	2.38%	3.26%	3.52%
Yield on earning assets	5.24%	6.05%	6.31%
Basic net earnings per share	($1.02)	$0.35	$0.31
Diluted net earnings per share	($1.02)	$0.35	$0.31

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

	Six Months Ended 6/30/09	Twelve months Ended 12/31/08	Six months Ended 6/30/08
Net interest income, non tax-equivalent	$9,603	$17,199	$8,349

Less: tax-exempt interest income	(245)	(378)	(203)
Add: tax-equivalent of tax-exempt interest income	371	573	308

Net interest income, tax-equivalent	$9,729	$17,394	$8,454

Capital Adequacy

Our capital level remains strong during this economic downturn. We seek to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses. Tier 1 risk-based and total risk-based capital ratios were 11.8% and 13.0%, well above the regulatory well-capitalized capital ratios of 8.0% and 10.0%, respectively. We paid and accrued dividends totaling $474,000 in connection with the U.S. Treasury preferred stock instrument during the first six months of 2009. Our financial position at June 30, 2009 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. We review the adequacy of our capital on an ongoing basis at the Company and Bank level and are committed to maintaining a total risk based capital ratio of 10% or greater at the Bank level, as is required for a “well capitalized” institution.

For the periods indicated, the Company had the following risk-based capital and leverage ratios:

Valley Financial Corporation

Ratio	Well Capitalized	6/30/09	12/31/08	6/30/08
Tier 1	6.0%	11.8%	13.1%	10.4%
Total	10.0%	13.0%	14.4%	11.8%
Leverage	5.0%	10.0%	11.3%	9.0%

For the periods indicated, the Bank had the following risk-based capital and leverage ratios:

Valley Bank

Ratio	Well Capitalized	6/30/09	12/31/08	6/30/08
Tier 1	6.0%	10.2%	9.0%	9.4%
Total	10.0%	11.4%	10.3%	10.4%
Leverage	5.0%	8.7%	7.8%	8.1%

Financial Condition

The following table shows our key growth indicators:

Key Growth Indicators
(dollars in,000s)

	6/30/09	12/31/08	6/30/08
Investment securities	$80,475	$92,851	$82,429
Loans, net	$574,778	$553,046	$509,621
Deposits	$529,760	$466,335	$448,979
Total assets	$694,659	$674,479	$630,177

Total assets grew by $20.2 million through the first six months of 2009. We have recorded $21.7 million in net loan growth and a decline in investment securities of $12.4 million, as we have had numerous called securities in this low interest rate environment. Deposits have increased $63.4 million with strong growth coming from our MyLifestyle Checking account and in our CDARS CDs product line. Borrowings, excluding fed funds, have decreased by $24.2 million with large reductions coming from our overnight repo deposit product and a decrease of $12.0 million in our outstanding FHLB borrowings. Shareholder’s equity has declined by $4.5 million, primarily due to the year-to-date net loss of $4.3 million and the declared preferred and common shareholder dividends of $483,000, which were offset by an increase in other comprehensive income of $185,000.

Non-Performing Assets

The Company’s ratio of non-performing assets as a percentage of total assets increased to 3.53% as of June 30, 2009, as compared to 1.48% as of December 31, 2008. Non-performing assets totaled $24.6 million at June 30, 2009 and consisted of non-accrual loans of $23.1 million, foreclosed property of $1.4 million, and troubled debt restructured loans of $43,000. The increase of $13.6 million in non-accrual loans from $9.5 million at December 31, 2008 to $23.1 million at June 30, 2009 is due to the unprecedented challenges that some of our customers are currently experiencing. The deterioration in the economy was a significant factor for 2008 and continues in 2009. Previously solid customers are now experiencing weaknesses in their business. The two categories of loans in which we have seen the most deterioration are acquisition and development credits as well as automobile industry credits.

Net charge-offs as a percentage of average loans receivable amounted to 0.34% for the second quarter of 2009, compared to 0.24% for the first quarter of 2009 and 0.05% for the same quarter in the prior year. Net charge-offs for the quarter ending June 30, 2009 were $2.4 million, in comparison to $1.4 million for the first quarter of 2009 and $233,000 for the same quarter one year ago. Of the $3.8 million in charge-offs recorded in 2009, $3.5 million related to one large customer operating in the automobile industry that took adversarial actions against the company during the first quarter of 2009. Additionally, we have recorded $159,000 in losses on the sale of repossessed vehicles from this same borrower this year. While we are currently carrying $1.3 million in foreclosed property related to this borrower in our OREO portfolio, we have aggressively recognized the estimated losses associated with these pieces of property during the second quarter of this year.

Nonperforming assets at June 30, 2009, December 31, 2008 and June 30, 2008 are presented in the following table:

Nonperforming Assets
(dollars in,000s)

	6/30/09	12/31/08	6/30/08
Nonaccrual loans	$23,070	$9,532	$752
Loans past due 90 days or more	-	57	-
Restructured loans	43	-	-
Total nonperforming loans	$23,113	$9,589	$752

Foreclosed, repossessed and idled properties	1,443	424	1,336
Total nonperforming assets	$24,556	$10,013	$2,088

If nonaccrual loans had performed in accordance with their original terms, additional interest income would have been recorded in the amount of $202,000 for the six months ended June 30, 2009; $149,000 for the year ended December 31, 2008; and $99,000 for the six months ended June 30, 2008.

Interest Rate Risk

For a discussion on interest rate risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Our cumulative repricing gap for the 90-day time period indicates a liability-sensitive position as of March 31, 2009 (the most recent date for which information is currently available).

Liquidity

One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity. Liquidity measures our ability to meet our maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for customers’ credit needs. Liquidity represents a financial institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. Federal fund lines available from correspondent banks totaled $22.0 million at June 30, 2009. There was no balance outstanding on these lines at June 30, 2009. We sell excess funds as overnight federal funds sold to provide an immediate source of liquidity. We had federal funds sold of $2.2 million at June 30, 2009.

The secondary liquidity source for both short-term and long-term borrowings consists of an $85.8 million secured line of credit from the Federal Home Loan Bank. Any borrowings from the Federal Home Loan Bank are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral. At June 30, 2009, we had an outstanding balance of $68.0 million on this line. Additionally, we have an established line totaling $62.5 million with the Federal Reserve Discount Window that had no outstanding balance as of June 30, 2009. We believe these arrangements will be renewed at maturity.

As a result of our management of liquid assets and our ability to generate liquidity through alternative funding sources, we believe we maintain overall liquidity sufficient to meet our depositors’ requirements and satisfy our customers’ credit needs.

Recent and Future Accounting Considerations

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards. The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009. See Note 1 for Management’s evaluation of subsequent events.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company’s financial position.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As discussed in the Annual Report, Form 10-K for December 31, 2008, the Bank was named a party defendant in litigation filed by The Collection, LLC (“The Collection”) against the Bank and Scott Newcomb Motors, LLC, d/b/a Scott Newcomb Chrysler Jeep (“Newcomb”). The suit is still in process and a new court date has been set for early 2010. The Bank denies any allegations of wrongdoing and intends to vigorously defend itself.

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

Item 4. Submission of Matters to a Vote of Security Holders.

We held our 2009 Annual Meeting of Shareholders on May 15, 2009, at which meeting five Class C directors were reelected to new three-year terms. The following table indicates the total votes in favor of, and withheld from voting on, the re-election of each nominee:

DIRECTOR NAME	TERM OF OFFICE	AFFIRMATIVE VOTES	VOTES WITHHELD
Class C Directors
Ellis L. Gutshall	2009-2012	3,747,084	39,863
Mason Haynesworth	2009-2012	3,752,636	34,311
A. Wayne Lewis	2009-2012	3,616,433	170,514
George W. Logan	2009-2012	3,747,636	39,311
Geoffrey M. Ottaway	2009-2012	3,728,297	58,650

Also at the 2009 Annual Meeting of Shareholders on May 15, 2009, the shareholders approved an advisory (non-binding) vote on executive compensation as follows:

	AFFIRMATIVE VOTES	VOTES WITHHELD	VOTES AGAINST	VOTES ABSTAINED
Executive Compensation	3,668,735	-	87,095	31,117

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

August 12, 2009	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief Executive Officer

August 12, 2009	/s/ Kimberly B. Snyder
Date	Kimberly B. Snyder, Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.