Form 10-Q
period 2009-09-30
VALLEY FINANCIAL CORP /VA/
filed 2009-11-10
CIK 921590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to_______________________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

At November 9, 2009, 4,680,251 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION

FORM 10-Q

September 30, 2009

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In 000s, except share and per share data)

	(Unaudited) 9/30/09	(Audited) 12/31/08
Assets
Cash and due from banks	$6,084	$7,270
Interest-bearing deposits in banks	25,045	26
Federal funds sold	300	-
Securities available-for-sale	53,964	77,243
Securities held-to-maturity (approximate market values of $12,842 at September 30, 2009 and $10,039 at December 31, 2008, respectively)	12,491	10,001
Restricted equity securities	5,737	5,607
Loans, net of allowance for loan losses of $13,321 at September 30, 2009 and $7,592 at December 31, 2008	574,662	545,454
Foreclosed assets, net	2,018	424
Premises and equipment, net	7,854	8,121
Bank owned life insurance	12,798	12,390
Accrued interest receivable	2,588	2,634
Other assets	7,094	5,309
Total assets	$710,635	$674,479

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$17,451	$14,550
Interest-bearing deposits	526,861	451,785
Total deposits	544,312	466,335

Federal funds purchased and securities sold under agreements to repurchase	21,116	47,019
Short-term borrowings	10,000	17,000
Long-term borrowings	58,000	63,000
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	16,496	16,496
Accrued interest payable	3,065	2,908
Other liabilities	2,743	3,216
Total liabilities	655,732	615,974

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; 16,019 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	15,299	15,188
Common stock, no par value; 10,000,000 shares authorized; 4,680,251 and 4,678,851 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	23,334	23,232
Retained earnings	15,836	19,596
Accumulated other comprehensive income	434	489
Total shareholders’ equity	54,903	58,505
Total liabilities and shareholders’ equity	$710,635	$674,479

See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In 000s, except share and per share data)

	3 Months Ended		9 Months Ended
	9/30/09	9/30/08	9/30/09	9/30/08
Interest Income:
Interest and fees on loans	$7,840	7,822	$22,638	$23,792
Interest on securities–taxable	665	1,032	2,590	3,096
Interest on securities-nontaxable	144	90	389	293
Interest on deposits in banks	8	42	10	59
Total interest income	8,657	8,986	25,627	27,240
Interest Expense:
Interest on deposits	2,754	3,487	8,322	11,059
Interest on short-term borrowings	153	106	341	405
Interest on long-term borrowings	588	720	1,875	1,827
Interest on guaranteed preferred beneficial interests in the
Company’s junior subordinated debentures	106	196	382	646
Interest on federal funds purchased and securities sold
under agreements to repurchase	15	187	63	664
Total interest expense	3,616	4,696	10,983	14,601
Net interest income	5,041	4,290	14,644	12,639
Provision for loan losses	438	435	9,872	1,114
Net interest income after provision for loan losses	4,603	3,855	4,772	11,525

Noninterest Income:
Service charges on deposit accounts	306	288	875	839
Income earned on bank owned life insurance	138	143	408	421
Realized gain (loss) on sale of securities	702	-	969	(14)
Realized gain (loss) on sale of foreclosed assets	-	6	(165)	6
Other income	178	235	395	614
Total noninterest income	1,324	672	2,482	1,866

Noninterest Expense:
Compensation expense	1,958	1,863	5,607	5,453
Occupancy and equipment expense	394	386	1,230	1,149
Data processing expense	272	189	785	601
Advertising and marketing expense	80	84	216	386
Insurance	274	97	1,012	306
Audit fees	91	63	260	184
Legal	181	90	463	166
Franchise tax expense	106	100	319	301
Deposit expense	135	79	351	189
Loan expenses	71	131	264	318
Computer software expense	108	112	325	336
Foreclosed asset expenses, net	23	5	101	22
Other expense	318	341	1,005	999
Total noninterest expense	4,011	3,540	11,938	10,410
Income (loss) before income taxes	1,916	987	(4,684)	2,981

Income (loss) tax expense	603	270	(1,719)	828
Net income (loss)	$1,313	$717	$(2,965)	2,153
Preferred dividends accrued	242	-	716	-
Net income (loss) available to common shareholders	$1,071	$717	$(3,681)	2,153

Earnings (loss) per share
Basic earnings (loss) per share	$0.23	$$0.15	$(0.79)	$$0.46
Diluted earnings (loss) per share	$0.23	$$0.15	$(0.79)	$$0.46
Weighted average shares outstanding	4,680,251	4,661,202	4,680,215	4,635,668
Diluted average shares outstanding	4,680,251	4,662,374	4,680,215	4,652,635
Dividends declared per share	$-	$-	$0.04	$0.07

See accompanying notes to the consolidated financial statements

VALLEY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In 000s, except share and per share data)

	Nine Months Ended
	9/30/09	9/30/08
Cash flows from operating activities
Net income/(loss)	$ (2,965)	$ 2,153
Adjustments to reconcile net income (losses) to net cash provided by operating activities:
Provision for loan losses	9,872	1,114
Depreciation and amortization of bank premises, equipment and software	657	629
Stock compensation expense	110	75
(Increase) decrease in deferred income tax	(1,392)	469
Net (gains) losses on sale of securities	(969)	14
Net (gains) losses on foreclosed and repossessed assets	165	(6)
Net losses on equipment disposals	5	6
Net amortization of bond premiums/discounts	118	111
Increase in unearned fees	(39)	(158)
Decrease in accrued interest receivable	46	308
Decrease in other assets	(396)	(275)
Increase in value of life insurance contracts	(408)	(421)
Increase in accrued interest payable	157	329
Decrease in other liabilities	(102)	(470)
Net cash provided by operating activities	4,859	3,878

Cash flows from investing activities
Increase in interest bearing deposits in banks	(25,019)	(1)
Increase in federal funds sold	(300)	(12,392)
Purchases of bank premises, equipment and software	(393)	(2,312)
Purchases of securities available-for-sale	(49,274)	(28,842)
Purchases of securities held-to-maturity	(6,315)	-
Purchases of restricted equity securities	(130)	(1,229)
Proceeds from sales/calls/paydowns/maturities of securities available-for-sale	73,374	17,438
Proceeds from paydowns on securities held-to-maturity	3,801	6,416
Principal repayments of restricted equity securities	-	675
Purchase of bank owned life insurance	-	(200)
Proceeds from sale of foreclosed and repossessed assets	1,916	802
Capitalized expenses on foreclosed assets	(20)	(286)
Increase in loans, net	(42,697)	(28,180)
Net cash used in investing activities	(45,057)	(48,111)

Cash flows from financing activities
Increase in non-interest bearing deposits	2,901	1,983
Increase in interest bearing deposits	75,076	27,495
Proceeds from short-term borrowings	46,000	12,000
Principal repayments of short-term borrowings	(53,000)	(13,000)
Increase (decrease) in securities sold under agreements to repurchase	(14,577)	2,124
Decrease in federal funds purchased	(11,326)	(3,288)
Proceeds from long-term borrowings	-	20,000
Principal repayments of long-term borrowings	(5,000)	(7,000)
Cash dividends paid	(1,055)	(646)
Net proceeds from issuance of common stock	(7)	426
Net cash provided by financing activities	39,012	40,094
Net (decrease) in cash and due from banks	(1,186)	(4,139)

Cash and due from banks at beginning of year	7,270	10,895
Cash and due from banks at end of year	$ 6,084	$ 6,756

See accompanying notes to consolidated financial statements

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$ 10,826	$ 14,272
Cash paid during the year for income taxes	$ 610	$ 500

Noncash financing and investing activities
Transfer of loans to foreclosed property	$ 3,656	$ 567
Reclassification of borrowings from long-term to short-term	$ 5,000	$ -

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements
September 30, 2009 (Unaudited)
(In ‘000s, except share and per share data)

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

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 9, 2009, the date the financial statements were issued.

(2)	Securities

The carrying values, unrealized gains, unrealized losses, and approximate fair values of available-for-sale and held-to-maturity investment securities at September 30, 2009 are shown in the tables below. As of September 30, 2009, investments (including both available-for-sale and held-to-maturity) and restricted equity securities with amortized costs and fair values of $58,303 and $59,059, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law. At September 30, 2009 we evaluated our investment portfolio and determined all unrealized losses presented in the table below are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale (“AFS”) as of September 30, 2009 and December 31, 2008 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
September 30, 2009
U.S. Government and federal agency	$568	$10	$-	$578
Government-sponsored enterprises	22,979	196	(50)	23,125
Mortgage-backed securities	22,230	405	(96)	22,539
States and political subdivisions	7,528	241	(47)	7,722
	$53,305	$852	$(193)	$53,964

December 31, 2008
U.S. Government and federal agency	$629	$11	$-	$640
Government-sponsored enterprises	25,922	503	-	26,425
Mortgage-backed securities	45,153	690	(370)	45,473
States and political subdivisions	4,798	22	(115)	4,705
	$76,502	$1,226	$(485)	$77,243

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity (“HTM”) as of September 30, 2009 and December 31, 2008 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
September 30, 2009
U.S. Government and federal agency	$-	$-	$-	$-
Government-sponsored enterprises	-	-	-	-
Mortgage-backed securities	6,767	146	-	6,913
States and political subdivisions	5,724	207	(2)	5,929
	$12,491	$353	$(2)	$12,842

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
December 31, 2008
U.S. Government and federal agency	$-	$-	$-	$-
Government-sponsored enterprises	1,981	27	-	2,008
Mortgage-backed securities	1,830	18	(1)	1,847
States and political subdivisions	6,190	103	(109)	6,184
	$10,001	$148	$(110)	$10,039

The following table presents the maturity ranges of securities available-for-sale as of September 30, 2009 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION

(in 000’s)

	Available for Sale
	September 30, 2009
	Amortized Costs	Fair Value	Yield

U.S.Government and federal agency:
Within one year	$ 207	$ 207	3.95%
After one but within five years	213	223	5.88%
After five but within ten years	-	-	-
After ten years	148	148	2.97%

Government-sponsored enterprises:
Within one year	-	-	-
After one but within five years	-	-	-
After five but within ten years	14,968	15,158	4.49%
After ten years	8,011	7,967	5.60%

Obligations of states and subdivisions:
Within one year	-	-	-
After one but within five years	245	246	4.80%
After five but within ten years	278	281	4.85%
After ten years	7,005	7,195	5.10%

Mortgage-backed securities	8,627	8,705	4.79%

Collateralized mortgage obligations	13,603	13,834	4.73%

Total	$ 53,305	$ 53,964

Total Securities by Maturity Period *
Within one year	$ 207	$ 207
After one but within five years	458	469
After five but within ten years	15,246	15,439
After ten years	15,164	15,310
Mortgage-backed securities	8,627	8,705
Collateralized mortgage obligations	13,603	13,834

Total by Maturity Period	$ 53,305	$ 53,964

* Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

The following table presents the maturity ranges of securities held-to-maturity as of September 30, 2009 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION

(in 000’s)

	Held to Maturity
	September 30, 2009
	Amortized Costs	Fair Value	Yield

U.S Government and federal agency:
Within one year	$ -	$ -	-
After one but within five years	-	-	-
After five but within ten years	-	-	-
After ten years	-	-	-

Government-sponsored enterprises:
Within one year	-	-	-
After one but within five years	-	-	-
After five but within ten years	-	-	-
After ten years	-	-	-

Obligations of states and subdivisions:
Within one year	-	-	-
After one but within five years	542	576	3.90%
After five but within ten years	2,136	2,220	4.75%
After ten years	3,046	3,133	5.65%

Mortgage-backed securities	1,002	1,038	4.36%

Collateralized mortgage obligations	5,765	5,875	5.54%

Total	$ 12,491	$ 12,842

Total Securities by Maturity Period *
Within one year	$ -	$ -
After one but within five years	542	576
After five but within ten years	2,136	2,220
After ten years	3,046	3,133
Mortgage-backed securities	1,002	1,038
Collateralized mortgage obligations	5,765	5,875
Total by Maturity Period	$ 12,491	$ 12,842

* Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

The following tables detail unrealized losses and related fair values in the Bank’s available-for-sale investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2009 and December 31, 2008.

Temporarily Impaired Securities in AFS Portfolio

September 30, 2009	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises*	$3,963	$(50)	$-	$-	$3,963	$(50)
Mortgage-backed securities	6,004	(36)	2,450	(60)	8,454	(96)
State and political subdivisions	-	-	1,765	(47)	1,765	(47)
Total temporarily impaired securities	$9,967	$(86)	$4,215	$(107)	$14,182	$(193)

Temporarily Impaired Securities in AFS Portfolio

December 31, 2008	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises*	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	16,822	(263)	2,439	(107)	19,261	(370)
State and political subdivisions	3,058	(115)	-	-	3,058	(115)
Total temporarily impaired securities	$19,880	$(378)	$2,439	$(107)	$22,319	$(485)

The following tables detail unrealized losses and related fair values in the Bank’s held-to-maturity investment securities portfolio. This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2009 and December 31, 2008.

Temporarily Impaired Securities in HTM Portfolio

September 30, 2009	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises*	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	-	-	-	-	-
State and political subdivisions	207	(1)	709	(1)	916	(2)
Total temporarily impaired securities	$207	$(1)	$709	$(1)	$916	$(2)

Temporarily Impaired Securities in HTM Portfolio

December 31, 2008	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises*	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	403	(1)	-	-	403	(1)
State and political subdivisions	2,006	(109)	-	-	2,006	(109)
Total temporarily impaired securities	$2,409	$(110)	$-	$-	$2,409	$(110)

*Such as FNMA, FHLMC and FHLB.

Proceeds received from the sale of securities were $25,947 and $31,823 for the three- and nine-month periods ended September 30, 2009. Gross gains from the sale of securities were $702 and $969 for the three- and nine-month periods ended September 30, 2009. No losses were recognized on the sale of securities in 2009.

(3)	Allowance for Loan Losses

The following table summarizes the loan loss experience for the nine-month periods ended September 30, 2009 and 2008.

Allowance for Loan Losses

(dollars in 000s)

	9/30/09	9/30/08
Balance at January 1	$7,592	$4,883
Provision for loan losses	9,872	1,114
Recoveries:
Commercial	5	51
Loans to individuals	2	-
Charged off loans:
Commercial	(2,342)	(165)
Loans to individuals	(80)	(21)
Commercial Real Estate	(204)	(252)
Residential Real Estate	(214)	(189)
Real Estate Construction	(1,310)	(43)
Balance at September 30	$13,321	$5,378

(4)	Earnings/(Loss) Per Share

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

	Earnings/(Loss) Per Share
	3 Months Ending		9 Months Ending
	9/30/09	9/30/08	9/30/09	9/30/08

Basic	$0.23	$0.15	($0.79)	$0.46

Diluted	$0.23	$0.15	($0.79)	$0.46

	Weighted Average Shares Outstanding
	3 Months Ending		9 Months Ending
	9/30/09	9/30/08	9/30/09	9/30/08

Basic	4,680,251	4,661,202	4,680,215	4,635,668

Diluted	4,680,251	4,662,374	4,680,215	4,652,635

(5)	Comprehensive Income

For the nine months ended September 30, 2009 and 2008, total comprehensive income/(loss) was ($3,020) and $1,831 respectively. For the three-month periods ended September 30, 2009 and 2008, total comprehensive income was $1,074 and $978 respectively.

The information that follows discloses the reclassification adjustments and the income taxes related to the net unrealized gains on securities available-for-sale that are included in other comprehensive income, net of income taxes for the three- and nine-month periods ended September 30, 2009 and 2008.

	3 Months Ended (dollars in 000s)		9 Months Ended (dollars in 000s)
	9/30/09	9/30/08	9/30/09	9/30/08
Net unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) during the year	$(363)	$396	$(82)	$(492)
Income tax benefit (expense)	124	(135)	27	170
Other comprehensive income (loss), net of income taxes	$(239)	$261	$(55)	$(322)

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

The same credit policy is used in making commitments as is used for on-balance-sheet risk. At September 30, 2009 outstanding commitments to extend credit were $153,755 as compared to $141,436 at December 31, 2008.

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

Short-term FHLB borrowings at September 30, 2009 totaled $10,000, a reduction of $7,000 from December 31, 2008. In April, a $12,000 short-term advance matured and was not replaced, reducing our total outstanding FHLB borrowings. In May, a $5,000 convertible FHLB advance was reclassified into short-term borrowings from long-term borrowings as it matures in May 2010. The remaining $5,000 is a fixed rate FHLB advance set to mature in December 2009.

The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $58,000 as of September 30, 2009, a reduction of $5,000 as compared to the $63,000 reported at December 31, 2008. This reduction is due to the convertible advance that was reclassified into short-term borrowings in May as described above.

(8)	Stock Based Compensation

The Company has two share-based compensation plans, which are described Company’s Annual Report Form 10-K. The compensation cost that has been charged against income for those plans was approximately $110 and $75 for the nine-month periods ended September 30, 2009 and 2008, respectively. The Company incurred compensation cost of $36 and $24 for the three-month periods ended September 30, 2009 and 2008, respectively. The Company has no nonqualified stock options outstanding at September 30, 2009.

A summary of option activity during the nine-month period ended September 30, 2009 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Intrinsic Value of Options Exercised	Weighted Average Contractual Term
Balance at 12/31/08	256,982	$8.79	$2.66	$302	5.97 years

Exercised	1,400	5.08	0.95	-
Forfeited	35,750	5.49	1.17
Granted	2,000	5.11	1.49
Expired	-	-	-
Balance at 9/30/09	221,832	$9.32	$2.90	$-	6.15 years

Exercisable at 9/30/09	119,722	$9.69	$2.79	n/a	4.33 years

Information regarding shares vested during the three- and nine-month periods ended September 30, 2009 and

2008 are as follows:

	3 Months Ended (dollars in,000s)		9 Months Ended (dollars in,000s)
	9/30/09	9/30/08	9/30/09	9/30/08
Number of shares vested:	7,560	9,560	17,740	17,100
Total fair value of shares vested:	$37	$40	$73	$64

(9)	Fair Value

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy:

Assets and Liabilities Recorded at Fair Value on a Recurring Basis at September 30, 2009

(in 000’s)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$53,964	$-	$53,964	$-
Total assets at fair value	$53,964	$-	$53,964	$-

Total liabilities at fair value	$-	$-	$-	$-

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis at September 30, 2009

(in 000’s)	Total	Level 1	Level 2	Level 3
Impaired loans	$42,983	$-	$42,983	$-
Foreclosed assets	2,018	-	2,018	-
Total assets at fair value	$45,001	$-	$45,001	$-

Total liabilities at fair value	$-	$-	$-	$-

The carrying amounts and approximate fair values of the Corporation's financial instruments are as follows at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$6,084	$6,084	$7,270	$7,270
Interest-bearing deposits in banks	25,045	25,045	26	26
Fed Funds sold	300	300	-	-
Securities available-for-sale	53,964	53,964	77,243	77,243
Securities held-to-maturity	12,491	12,842	10,001	10,039
Restricted equity securities	5,737	5,737	5,607	5,607
Loans, net	574,662	574,098	545,454	549,360
Bank owned life insurance	12,798	12,798	12,390	12,390

Financial liabilities
Total deposits	544,312	545,565	466,335	467,860
Short-term borrowings	10,000	10,000	17,000	17,000
Securities sold under agreements to repurchase	21,116	21,116	35,693	35,693
Federal funds purchased	-	-	11,326	11,326
Long-term borrowings	58,000	62,308	63,000	69,455
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	16,496	16,498	16,496	16,503

(10)	Common Stock Dividends

On July 1, 2009, the Company paid its tenth consecutive semi-annual cash dividend on the Company’s stock in the amount of $0.04 per share, payable to shareholders of record June 1, 2009.

(11)	Preferred Stock Dividends

On July 30, 2009, the Board of Directors declared a cash dividend on the Company’s preferred stock in the amount of $200,000. This dividend was paid August 17, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the three- and nine-month periods ended September 30, 2009 and 2008 is as follows. The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes on the December 31, 2008 Form 10-K.

Critical Accounting Policy

For a discussion of the Company’s critical accounting policy related to the allowance for loan losses, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Net income for the quarter ended September 30, 2009 was $1,313,000, compared to net income of $717,000 for the same period last year, an increase of $596,000 or 83.1%. After the dividend on preferred stock, net income available to common shareholders for the quarter was $1,071,000 or $0.23 per diluted common share as compared to $717,000 or $0.15 per diluted common share for the third quarter of 2008. The increase in net income over the same period last year is largely due to an improvement in our net interest margin as well gains realized on investment transactions. Our net interest margin for the three months ended September 30, 2009 was 3.00%, an improvement of 15 basis points from 2.85% in the same three-month period in 2008. Gains from sales in our investment portfolio totaled $702,000 in the third quarter of this year.

Net loss for the nine-month period ending September 30, 2009 was $2,965,000 compared to net income of $2,153,000 for the same period last year, representing a decrease of $5,118,000 or 237.7%. After the dividend on preferred stock, net loss to common shareholders was $3,681,000, or $0.79 per diluted share as compared of net income of $2,153,000 or $0.46 per diluted share for the nine-month period ended September 30, 2008. The decrease in net income for the nine-month period is largely attributable to the significant loan loss provisioning taken earlier this year.

For the three-month period ended September 30, 2009, interest income decreased $329,000, or 3.7%, to $8,657,000 from $8,986,000 in the same three-month period last year. For the nine-month period ended September 30, 2009, interest income decreased by $1,613,000, or 5.9%, to $25,627,000 from $27,240,000 reported for the prior year. These decreases are attributable to the lower interest rate environment, as the Wall Street Journal prime rate was 5.00% at September 30, 2008, 175 basis points (bps) higher than the 3.25% at September 30, 2009. The 1-month London Interbank Offering Rate (LIBOR) was over 200 bps higher a year ago as well. This has caused a compression of our earnings on our interest earning asset portfolio, which has increased $33,868,000, or 5.3% as compared to December 31, 2008.

Likewise, we have experienced a reduction in our interest expense during the period due to the lower interest rate environment. For the three-month period ended September 30, 2009, interest expense totaled $3,616,000 compared to $4,696,000 for the same period last year, a decrease of $1,080,000, or 23.0%. For the nine-month period ended September 30, 2009, interest expense totaled $10,983,000 compared to $14,601,000 for the same period last year, a decrease of $3,618,000, or 24.8%. This decrease is largely reflective of the majority of our certificates of deposits opening or re-pricing at lower rates within the first nine months of this year as well as lower rates on our Prime money market product. Interest expense on deposits decreased $2,737,000, or 24.7%, in the nine-month period ended September 30, 2009 while interest expense on borrowings decreased $881,000, or 24.9%.

As a result of our liability costs re-pricing downward more quickly than our asset yields, we experienced a significant increase in our net interest income of 17.5% for the third quarter of 2009 as compared to the same three-month period in 2008 and an increase of 15.9% year-to-date over the same nine-month period in 2008. Our net interest margin increased by 15 basis points to 3.00% for the third quarter of 2009 in comparison to 2.85% for quarter ended September 30, 2008.

For the three-month period ended September 30, 2009, we recorded a provision for losses on loans of $438,000 compared to $435,000 for the same period last year, an increase of $3,000. The provision for losses on loans totaled $9,872,000 for the nine-month period ended September 30, 2009 compared to $1,114,000 for the same period last year, an increase of $8,758,000. The ratio of the allowance for loan losses to total loans outstanding was approximately 2.27% at September 30, 2009, which compares to approximately 1.37% at December 31, 2008. At September 30, 2009, our total reserves amounted to

$13,231,000 with $5,199,000 as specific reserves on our impaired loans and $8,121,000 as general reserves to cover inherent risks in our loan portfolio based on the current economic environment. Based upon our detailed quarterly analysis performed on our loan portfolio, we believe our reserve balances are appropriate given the uncertain economic climate. We were successful in resolving one large commercial account during the third quarter which resulted in a decrease of $8.8 million in our non-accrual loans. This decrease was offset by new non-accrual loans of approximately $3.0 million in the residential and commercial real estate segments. We continue to see weaknesses in the automobile industry, as well as the residential and commercial real estate markets and as a result, we increased our general reserves further to account for such continued weaknesses.

Noninterest income increased $652,000 for the three-month period ended September 30, 2009, or 97.0%, compared to the same period last year, from $672,000 to $1,324,000. The primary driver in our performance was the completion of an investment portfolio restructuring transaction to increase overall liquidity and to better position our portfolio for a rising rate environment. The transaction resulted in the recognition of $702,000 in gains during the quarter. For the nine-month period ended September 30, 2009, noninterest income was $2,482,000, an increase of $616,000, or 33.0%, over the same period last year.

Noninterest expense for the third quarter of 2009 totaled $4,011,000, an increase of $471,000, or 13.3%, compared to $3,540,000 during the same quarter in 2009. For the nine-month period ended September 30, 2009, noninterest expense totaled $11,938,000, an increase of $1,528,000, or 14.7%, from $10,410,000 recorded in the same period last year. Our FDIC insurance costs have risen dramatically this year, from $256,000 in the first nine months of 2008 to $957,000 this year, an increase of 273.8%. We have seen similar increases in our legal expenses (due to ongoing credit issues and work-outs), deposit expenses (due to increased program fees related to our new deposit products) and data processing expense (due to both increased levels of customer transactions and costs related to improved information systems). We have managed other expense categories firmly, with compensation costs increasing just 2.8% and advertising fees decreasing 44.0% this year compared to the same nine-month period last year.

The following table shows our key performance ratios for the periods ended September 30, 2009, December 31, 2008 and September 30, 2008:

Key Performance Ratios

	9 months	12 months	9 months
	Ended	Ended	Ended
	9/30/09	12/31/08	9/30/08
Return on average assets	(0.57%)	0.27%	0.46%
Return on average equity (1)	(6.93%)	3.87%	6.83%
Net interest margin (2)	2.99%	2.90%	2.89%
Cost of funds	2.33%	3.26%	3.40%
Yield on earning assets	5.20%	6.05%	6.18%
Basic net earnings per share	($0.79)	$0.35	$0.46
Diluted net earnings per share	($0.79)	$0.35	$0.46

(1) The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.

(2)  Calculated on a fully taxable equivalent basis (“FTE”).

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

	Nine months ended 9/30/09	Twelve months ended 12/31/08	Nine months ended 9/30/08
Net interest income, non tax-equivalent	$14,644	$17,199	$12,639
Less: tax-exempt interest income	(389)	(378)	(293)
Add: tax-equivalent of tax-exempt interest income	589	573	444
Net interest income, tax-equivalent	$14,844	$17,394	$12,790

Capital Adequacy

Our capital levels remain strong during this economic downturn. We seek to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses. Tier 1 risk-based and total risk-based capital ratios were 11.9% and 13.2%, well above the regulatory well-capitalized capital ratios of 6.0% and 10.0%, respectively. Our financial position at September 30, 2009 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion. We review the adequacy of our capital on an ongoing basis at the Company and Bank level and are committed to maintaining a total risk based capital ratio of 10% or greater at the Bank level, as is required for a “well capitalized” institution.

For the periods indicated, the Company had the following risk-based capital and leverage ratios:

Valley Financial Corporation

Ratio	Well Capitalized	9/30/09	12/31/08	9/30/08
Tier 1	6.0%	11.9%	13.1%	10.7%
Total	10.0%	13.2%	14.4%	12.0%
Leverage	5.0%	10.0%	11.3%	9.0%

For the periods indicated, the Bank had the following risk-based capital and leverage ratios:

Valley Bank

Ratio	Well Capitalized	9/30/09	12/31/08	9/30/08
Tier 1	6.0%	10.8%	9.0%	9.6%
Total	10.0%	12.1%	10.3%	10.6%
Leverage	5.0%	9.1%	7.8%	8.1%

At its October 29, 2009 meeting, the Board of Directors of Valley Financial Corporation unanimously approved the suspension of the payment of the semi-annual common stock cash dividend. Due to the uncertain economic challenges ahead, we find it prudent, and in the longer term interest of our shareholders, to preserve our capital. As conditions improve, we will re-evaluate our position with respect to the dividend.

Financial Condition

The following table shows our key growth indicators:

Key Growth Indicators
(dollars in,000s)

	9/30/09	12/31/08	9/30/08
Investment securities	$72,192	$92,851	$86,181
Loans, net	$574,662	$545,454	$508,939
Deposits	$544,312	$466,335	$461,931
Total assets	$710,635	$674,479	$642,828

Total assets grew by $36.2 million through the first nine months of 2009. We have recorded $29.2 million in net loan growth and a decline in investment securities of $20.1 million. Our cash reserves (including cash, due from banks, interest-bearing deposits and overnight federal funds sold) have increased $25.3 million. In July 2009, we entered into participation with our correspondent bank, Community Bankers Bank, to sell overnight excess cash balances directly to the Federal Reserve Bank in Richmond. At September 30, 2009, we had a balance of $25.3 million at the Federal Reserve Bank with CBB as our agent which is reflected in our interest-bearing deposits in banks. We completed the sale side of an investment restructure transaction during September which resulted in the sale of $26.9 million in securities and a gain of $702,000. We completed approximately 50% of the buy-side of this transaction during September and the remainder in October. As a result, our investment securities decreased as compared to the prior quarter and our cash reserves increased.

On the funding side, deposits have increased $78.0 million with strong growth generated in our MyLifestyle Checking, Prime money market accounts and our CDARS CDs product lines. Borrowings, excluding fed funds, have decreased by $26.6 million with a $14.6 million decrease in our overnight repo deposit product and a decrease of $12.0 million in our outstanding FHLB borrowings. The decline in our overnight repo product is primarily economic driven, as our commercial customers are not holding as large of cash reserve balances as previously held. Shareholder’s equity has declined by $3.6 million, primarily due to the year-to-

date net loss available to common shareholders of $3.0 million and the declared preferred and common shareholder dividends of $683,000.

Non-Performing Assets

The Company’s ratio of non-performing assets as a percentage of total assets decreased 50 basis points to 3.03% as of September 30, 2009, as compared to 3.53% as of June 30, 2009. Non-performing assets decreased from $24.6 million at June 30, 2009 to $21.6 million at September 30, 2009. We were successful in resolving one large commercial account during the third quarter which resulted in a decrease of $8.8 million in our non-accrual loans. This decrease was offset by new non-accrual loans of approximately $3.0 million in the residential and commercial real estate segments. At September 30, 2009, non-performing assets consisted of non-accrual loans of $17.3 million, foreclosed property of $2.0 million, and troubled debt restructured loans of $42,000. Also included in non-performing assets at September 30, 2009 are loans totaling $2.2 million that are past due greater than 90 days, but that are in the process of collection. The Company anticipates full payment of all past due amounts. Net charge-offs as a percentage of average loans receivable also decreased to 0.06% for the third quarter of 2009, compared to 0.41% for the second quarter of 2009 and increased slightly as compared to 0.01% for the same quarter in the prior year. Net charge-offs for the quarter ended September 30, 2009 were $332,000, in comparison to $2.4 million for the second quarter of 2009 and $75,000 for the same quarter one year ago.

Non-performing assets at September 30, 2009, December 31, 2008 and September 30, 2008 are presented in the following table:

Non-performing Assets
(dollars in 000s)

	9/30/09	12/31/08	9/30/08
Nonaccrual loans	$17,285	$9,532	$1,669
Loans past due 90 days or more	2,217	57	-
Restructured loans	42	-	-
Total nonperforming loans	$19,544	$9,589	$1,669

Foreclosed, repossessed and idled properties	2,018	424	500
Total nonperforming assets	$21,562	$10,013	$2,169

If nonaccrual loans had performed in accordance with their original terms, additional interest income would have been recorded in the amount of $405,000 for the nine months ended September 30, 2009; $149,000 for the year ended December 31, 2008; and $151,000 for the nine months ended September 30, 2008.

Higher Risk Loans

Certain types of loans, such as option ARM products, interest-only loans, subprime loans, and loans with initial teaser rates, can have a greater risk of non-collection than other loans. We have not offered option ARM, interest-only, or subprime mortgage loans. The only initial teaser-rate product we have ever offered have been 80% loan-to-value home equity lines of credit. This teaser-rate product was introduced in mid-2004 to stimulate activity and was terminated in late 2005.

Junior-lien mortgages can also be considered higher risk loans and our junior lien portfolio currently consists of balances totaling $25.2 million (4.3% of total portfolio) at September 30, 2009. Loans included in this category that were initially made with high loan-to-value ratios of 100% or greater have current balances totaling less than $2 million and have current loan-to-value ratios of 80% or less at September 30, 2009.

Over the past seven years, we have experienced charge-offs totaling $52,000 in junior lien mortgages.

Additionally, we have residential first mortgages with balances approximating $3.0 million that are at current loan-to-value ratios in excess of 100%. We have not experienced any charge-offs of loans in this category.

Interest Rate Risk

For a discussion on interest rate risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Our cumulative repricing gap for the 90-day time period indicates a liability-sensitive position as of September 30, 2009.

Liquidity

One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity. Liquidity measures our ability to meet our maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for customers’ credit needs. Liquidity represents a financial institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources. We sell excess funds as overnight federal funds sold to provide an immediate source of liquidity and as of September 30, 2009 we had a total of $25.3 million in federal funds sold. The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The secondary liquidity source for both short-term and long-term borrowings consists of a secured line of credit from the Federal Home Loan Bank (“FHLB”). At September 30, 2009, the line of credit had a maximum lendable value of $74.8 million and we had $68.0 million in borrowings against this line. Borrowings from the FHLB are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral. Additionally, we have an established line with the Federal Reserve Discount Window. At September 30, 2009, the line had a maximum lendable value of $57.8 million with no outstanding balance against it. Borrowings from the FRB Discount Window are secured by a collateral agreement on a pledged portion of the Bank’s commercial and real estate construction collateral.

The Company maintains a liquidity policy as a means to manage liquidity and the associated risk. The policy includes a Liquidity Contingency Plan (“the Liquidity Plan”) that is designed as a tool for the Company to detect liquidity issues in order to protect depositors, creditors and shareholders. The Liquidity Plan includes monitoring various internal and external indicators such as changes in core deposits and changes in the market conditions. It provides for timely responses to a wide variety of funding scenarios ranging from changes in loan demand to a decline in the Company’s quarterly earnings to a decline in market price of the Company’s stock. The Liquidity Plan calls for specific responses designed to meet a wide range of liquidity needs based upon assessments that are performed on a recurring basis by the Company and its Board of Directors.

As a result of our management of liquid assets and our ability to generate liquidity through alternative funding sources, we believe we maintain overall liquidity sufficient to meet our depositors’ requirements and satisfy our customers’ credit needs.

Recent and Future Accounting Considerations

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,”

(“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards. Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

In December 2008 the FASB issued FASB Staff Position (“FSP”) SFAS 132(R)-1 (FASB ASC 715-20-65), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”). This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plan.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company’s financial statements.

The FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach. If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On or about March 23, 2009, The Collection, LLC ("The Collection") filed a civil action against the Bank and Scott Newcomb Motors, LLC, d/b/a Scott Newcomb Chrysler Jeep ("Newcomb") in the United States District Court for the Western District of Virginia, Danville Division, alleging claims for breach of contract against Newcomb, tortious interference with contract and conversion against the Bank, and common law and statutory conspiracy against both Newcomb and the Bank. The Collection alleged that Newcomb, using floor plan financing provided by the Bank, purchased fifteen vehicles from The Collection but failed to pay The Collection for the vehicles. The Collection sought monetary damages for the alleged cost of the fifteen vehicles (approximately $340,800), plus treble and/or punitive damages.

On October 16, 2009, without waiving any claims against Newcomb and without admitting any liability, The Collection and the Bank entered into a settlement agreement resolving The Collection's claims against the Bank in their entirety. The Court's formal dismissal of The Collection's claims against the Bank with prejudice is pending. The settlement will have no material financial impact on the Company.

Item 1A. Risk Factors.

There were no material changes to the Company’s risk factors as disclosed in the Annual Report Form 10-K for December 31, 2008.

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

VALLEY FINANCIAL CORPORATION

November 9, 2009	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief
Executive Officer

November 9, 2009	/s/ Kimberly B. Snyder
Date	Kimberly B. Snyder, Executive Vice
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.