Form 10-K
period 2009-12-31
VALLEY FINANCIAL CORP /VA/
filed 2010-03-26
CIK 921590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

[    ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
`
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐  No ☒

The aggregate market value of Valley Financial Corporation Common Stock held by non-affiliates of Valley Financial Corporation as of June 30, 2009 was $12,844,954.

The number of shares of Valley Financial Corporation Common Stock outstanding as of March 12, 2010 was 4,680,251.

Documents of Which Portions	Parts of Form 10-K into Which Portion of
Are Incorporated by Reference	Documents Are Incorporated

Proxy Statement for Valley Financial	Certain Items in Part III as indicated
Corporation’s 2010 Annual
Meeting of Shareholders

VALLEY FINANCIAL CORPORATION
FORM 10-K
December 31, 2009

Forward-Looking and Cautionary Statements

The Private Securities Litigation Reform Act of 1995 (the “1995 Act”) provides a safe harbor for forward-looking statements made by or on our behalf.  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of our management and on information available at the time these statements and disclosures were prepared.

This report includes and incorporates by reference forward-looking statements within the meaning of the 1995 Act. These statements are included throughout this report, and in the documents incorporated by reference in this report, and relate to, among other things, projections of revenues, earnings, earnings per share, cash flows, capital expenditures, or other financial items, expectations regarding acquisitions, discussions of estimated future revenue enhancements, potential dispositions, and changes in interest rates. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity, and capital resources. The words “believe”, “anticipate”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, and similar terms and phrases identify forward-looking statements in this report and in the documents incorporated by reference in this report.

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct.

Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a number of factors. Factors that may cause actual results to differ materially from those expected include the following:

•	General economic conditions may deteriorate and negatively impact the ability of borrowers to repay loans and depositors to maintain balances;

•	General decline in the residential real estate construction and finance market;

•	Decline in market value of real estate in the Company’s markets;

•	Changes in interest rates could reduce net interest income and/or the borrower’s ability to repay loans;

•	Competitive pressures among financial institutions may reduce yields and profitability;

•	Legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses that the Company is engaged in;

•	New products developed or new methods of delivering products could result in a reduction in business and income for the Company;

•	The Company’s ability to continue to improve operating efficiencies;

•	Natural events and acts of God such as earthquakes, fires and floods;

•	Loss or retirement of key executives; and

•	Adverse changes may occur in the securities market.

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

History

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

The Bank also participates in the Certificate of Deposit Account Registry Service, or CDARS.  CDARS gives us the ability to provide our deposit customers access to FDIC insurance in amounts exceeding the existing FDIC limit.  This permits our institution to better attract and retain large deposits from businesses, nonprofit organizations, individuals and other customers that require an assurance of safety.  Finally, the Bank offers a remote deposit transaction delivery system (“RDC”) which allows the Bank to receive digital information from deposit documents captured at remote locations.  These locations may be our branches, ATMs, domestic and foreign correspondents, or locations owned or controlled by commercial or retail customers of the Bank. In substance, RDC is similar to traditional deposit delivery systems; however, it enables customers of financial institutions to deposit items electronically from remote locations. RDC can decrease processing costs, support new and existing banking products, and improve customers' access to their deposits; however, it introduces additional risks to those typically inherent in traditional deposit delivery systems.

Lending Activities
We offer a full range of lending services including commercial loans, residential real estate loans, construction and development loans, and consumer loans.

Credit Policies
The principal risk associated with each of the categories of loans in our portfolio is the creditworthiness of its borrowers.  Within each category, such risk is increased or decreased, depending on prevailing economic conditions.  In an effort to manage the risk, our loan policy gives loan amount approval limits to individual bankers based on their position and level of experience, and to our loan committees based on the size of the lending relationship.  The risk associated with real estate and construction loans, commercial loans and consumer loans varies, based on market employment levels, consumer confidence, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay indebtedness.  The risk associated with real estate construction loans varies, based on the supply and demand for the type of real estate under construction.

We have written policies and procedures to help manage credit risk.  We utilize an outside third party loan review process that includes regular portfolio reviews to establish loss exposure and to ascertain compliance within our loan policy.

A Senior Loan Committee and a Directors’ Loan Committee are used to approve loans.  The Senior Loan Committee is comprised of our Chief Executive Officer, Chief Lending Officer, Chief Credit Officer, Senior Real Estate Finance Officer, Senior Business Banking Manager and Senior Business Banking Officer.  The Directors’ Loan Committee is comprised of eight Directors, of which seven are independent Directors.  Both Committees approve new, renewed, and modified loans that exceed individual officer loan authorities.  The Directors’ Loan Committee also reviews any changes to the Bank’s lending policies, which are then approved by the Board of Directors.

Commercial Lending
We make both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery.  Loan requests are granted based upon several factors including credit history, past and present relationships with the bank, marketability of collateral and the cash flow of the borrowers.  Unsecured commercial loans must be supported by a satisfactory balance sheet, income statement and cash flow statement.  Collateralized business loans may be secured by a security interest in marketable equipment, accounts receivable, business equipment and/or general intangibles of the business.  In addition, or as an alternative, the loan may be secured by a deed of trust lien on business real estate.  The risks associated with commercial loans are related to the strength of the individual business, the value of loan collateral, and the general health of the economy.

Residential Real Estate Lending
Residential real estate loans are secured by deeds of trust on 1-4 family residential properties.  The Bank also serves as a broker for residential real estate loans placed in the secondary market.  There are occasions when a borrower or the real estate does not qualify under secondary market criteria, but the loan request represents a reasonable credit risk.  Also, an otherwise qualified borrower may choose not to have their mortgage loan sold.  On these occasions, if the loan meets the Bank’s internal underwriting criteria, the loan will be closed and placed in the Bank’s portfolio.  Residential real estate loans carry risk associated with the continued credit-worthiness of the borrower and changes in the value of the collateral. Valley Bank has expanded its mortgage program by becoming an FHA and VA approved lender. In addition, the Bank continues to add additional external wholesale partners to ensure competitive mortgage programs and interest rate pricing.

Construction and Development Lending
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

Consumer Lending
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

Other Lending Activities
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

Other Services

Other Bank services include safe deposit boxes, certain cash management services including overnight repurchase agreements, merchant purchase and management programs, traveler’s checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. We operate seven proprietary ATM’s and are associated with the Star, Cirrus and InterCept shared networks of automated teller machines that may be used by bank customers throughout Virginia and other regions. We also offer VISA and MasterCard credit card services as well as a debit-check card. Our lockbox service provides a simple and efficient way to collect accounts receivable payments locally for businesses and non-profit organizations.

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

The population in the Roanoke MSA was estimated at 300,856 in 2008 per the Weldon Cooper Center for Public Services, University of Virginia. The Roanoke MSA’s growth typically is slower than that in the Commonwealth overall and in other key Virginia markets in particular. The Virginia Employment Commission reported that the Roanoke MSA had an unemployment rate of 7.3% in December 2009, compared with 9.7% nationally and 6.7% for Virginia.

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

Our market area is a highly concentrated, highly branched banking market. Currently, the Bank, Bank of Botetourt, Bank of Fincastle, and Hometown Bank are the only locally owned and operated commercial banks. Most competitors are subsidiaries of large holding companies headquartered in Georgia, Tennessee, Northern Virginia, and California, all of whom have substantially greater resources and lending limits than we do and offer certain services, such as extensive and established branch networks and other services that we cannot provide.  Additionally, these larger institutions operating in the Roanoke MSA have access to borrowed funds at a lower cost than we do.  Numerous credit unions operate additional offices in the Roanoke MSA. Further, various other financial companies, ranging from local to national firms, provide financial services to residents of the Bank’s market area.

We believe that the Bank will continue to be able to compete effectively in this market, and that the community reacts favorably to our community bank focus and emphasis on service to small businesses, individuals and professional entities.

Employees

As of December 31, 2009 the Company had 130 full-time employees and 6 part-time employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel.  None of the Company’s employees is represented by a union or covered under a collective bargaining agreement.  Management of the Company considers its employee relations to be excellent.

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

The Company

Bank Holding Company Act.  In order to acquire the shares of Valley Bank and thereby become a bank holding company within the meaning of the Bank Holding Company Act, we were required to obtain approval from, and register as a bank holding company, with the Federal Reserve Board (the “Board”), and are subject to ongoing regulation, supervision and examination by the Board.  As a condition to its approval, the Board required that we agree that we would obtain approval of the Federal Reserve Bank of Richmond prior to incurring any indebtedness.  We are required to file with the Board periodic and annual reports and other information concerning our business operations and those of our subsidiaries.  In addition, the Bank Holding Company Act requires a bank holding company to obtain Board approval before it acquires, directly or indirectly, ownership or control of any voting shares of a second or subsequent bank if, after such acquisition, it would own or control more than 5% of such shares, unless it already owns or controls a majority of such voting shares.  Board approval must also be obtained before a bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company.  Any acquisition by a bank holding company of more than 5% of the voting shares, or of all or substantially all of the assets, of a bank located in another state may not be approved by the Board unless such acquisition is specifically authorized by the laws of that second state.

A bank holding company is prohibited under the Bank Holding Company Act, with limited exceptions, from acquiring or obtaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank, or from engaging in any activities other than those of banking or of managing or controlling banks or furnishing services to or performing services for its subsidiaries.  An exception to these prohibitions permits a bank holding company to engage in, or acquire an interest in a company which engages in, activities which the Board, after due notice and opportunity for hearing by regulation or order, has determined is so closely related to banking or to managing or controlling banks as to be proper incident thereto.  A number of such activities have been determined by the Board to be permissible, including servicing loans, performing certain data processing services, and acting as a fiduciary, investment or financial advisor.

A bank holding company may not, without providing notice to the Board, purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the Comipany for all purchases or redemptions by the Company of its equity securities within the preceding 12 months, will equal 10% or more of the Company’s consolidated net worth, unless it meets the requirements of a well capitalized and managed organization.

Set forth is a summary of statutes and regulations affecting companies like Valley Bank.  Federal and state laws and regulations provide regulatory oversight for virtually all aspects of the Company’s operations.  This summary is qualified in its entirety by reference to these statutes and regulations and is not intended to be an exhaustive description of the statutes or regulations which are applicable to the business of the Company and/or the Bank.  Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company and/or the Bank.

The Bank

General.  Our subsidiary, Valley Bank, is a state bank and member of the Federal Reserve System.  The Federal Reserve and the Virginia Bureau of Financial Institutions regulate and monitor all significant aspects of our operations.  The Federal Reserve requires quarterly reports on our financial condition, and we receive periodic examinations from both federal and state regulators.  The cost of complying with these regulations and reporting requirements can be significant.  In addition, some of these regulations, such as the ability to pay dividends, impact investors directly.

For member banks like Valley, the Federal Reserve has the authority to prevent the continuance or development of unsound and unsafe banking practices and to approve conversions, mergers and consolidation.  Obtaining regulatory approval of these transactions can be expensive, time consuming, and ultimately may not be successful.  We are required to have prior regulatory approval to open any additional banking offices.  This approval takes into account a number of factors, including, among others, adequate Bank capital to support additional expansion and a finding that public interest will be served by such expansion.  While we plan to seek regulatory approval to establish additional banking offices, there can be no assurance when, or if, we will be permitted to so expand.

As a member of the Federal Reserve, the Company and its subsidiary, Valley Bank, are also required to comply with rules that restrict preferential loans by the Company to “insiders”.  We are required to keep information on loans to principal shareholders and executive officers, and prohibit certain director and officer interlocks between financial institutions.  Our loan operations, particularly for consumer and residential real estate loans, are also subject to numerous legal requirements as are our deposit activities.  In addition to regulatory compliance costs, these laws may create the risk of liability to us for noncompliance.

Dividends. The amount of cash dividends we are permitted to pay is limited by federal and state law, regulation and policy and will depend upon our earnings and capital position.  Virginia law imposes restrictions on the ability of all banks chartered under Virginia law to pay dividends.  Under Virginia law, no dividend may be declared or paid that would impair a bank’s paid-in capital, and payments must be paid from retained earnings.  Virginia Banking regulators and the Federal Reserve have the general authority to limit dividends we pay, if such payments are deemed to constitute an unsafe and unsound practice.

Under current supervisory practice, prior approval of the Federal Reserve is required if cash dividends declared in any given year exceed the total of its net profits for such year, plus its retained net profits for the preceding two years.  In addition, we may not pay a dividend in an amount greater than our undivided profits on hand after deducting current losses and bad debts.  For this purpose, bad debts are generally defined to include the principal amount of all loans which are in arrears with respect to interest by six months or more, unless such loans are fully secured and in the process of collection.  Federal law further provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would not satisfy one or more of its minimum capital requirements.

In addition, we are subject to restrictions on our ability to pay common stock dividends as a result of our participation in the Capital Purchase Program and our anticipated written agreement with the Federal Reserve Bank of Richmond.  See the “Dividends” section under Item 5 for more information.

FDIC Insurance. Through December 31, 2013 interest-bearing deposits are insured by the FDIC for a maximum of $250,000 per depositor.  Additionally, we are a participant in the FDIC’s Transaction Account Guarantee Program which provides that through June 30, 2010, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  For this protection, we pay a semi-annual statutory assessment and must comply with the rules and regulations of the FDIC.  FDIC assessments can change, affecting our costs, depending on the solvency of the Banking industry as a whole.  On November 12, 2009, the FDIC adopted a rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009.  This prepayment will not affect the Bank’s capital position on December 31, 2009, as the expense will be incurred in the appropriate period. This same rule implemented the 3 basis point increase in annual assessment rates adopted by the FDIC on September 29, 2009.   The cost of complying with FDIC rules and regulations may negatively impact our profitability.

Bank Capital Guidelines.  Federal bank regulatory authorities have adopted risk-based capital adequacy guidelines that redefine traditional capital ratios to take into account assessments of risks related to each balance sheet category, as well as off-balance sheet financing activities.  This represents an effort to measure capital adequacy in a way that is more sensitive to the individual risk profiles of specific financial institutions.  The risk-weighted asset base is equal to the sum of the aggregate dollar value of assets and certain off-balance sheet items (such as currency or interest rate swaps) in each of the four separate risk categories, multiplied by the risk weight assigned to each specific asset category.  After the items in each category have been totaled and multiplied by the category’s risk factor, category totals are aggregated to derive the total risk-weighted assets, and the total adjusted capital base is divided by the total risk-weighted assets to derive a ratio.

Under the Federal Reserve’s current risk-based capital guidelines for member banks, we are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%.  At least half of the total capital is required to be Tier 1 capital, which consists principally of  common and qualifying preferred shareholder’s equity (including Trust Preferred Securities), less certain intangibles and other adjustments.  The remainder, Tier 2 capital, consists of a limited amount of subordinated and other qualifying debt (including certain hybrid instruments) and a limited amount of the general loan loss allowance.  The Tier 1 and total capital to risk-weighted asset ratios of the Company were 11.7% and 13.0%, respectively, as of December 31, 2009, thus exceeding the minimum requirements.

The federal regulatory agencies have established a minimum leverage capital ratio (Tier 1 capital to average adjusted assets).  These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including having the highest regulatory examination rating and are not considering significant growth or expansion.  The Tier 1 leverage ratio for the Company as of December 31, 2009 was 9.4%, which is above the minimum requirements.  The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  These regulations can impact Valley by requiring it to hold more capital and may inhibit our ability to grow.

Affiliate Transactions and Branching.  The Federal Reserve Act restricts the amount and prescribes conditions with respect to loans, investments, asset purchases and other transactions between the Company and the Bank, including placing collateral requirements and requiring that those transactions are on terms and under conditions substantially the same as those prevailing at the time for comparable transactions with non-affiliates.  Subject to receipt of required regulatory approvals, we may branch without geographic restriction in Virginia, and we may acquire branches or banks or merge across state lines in most cases.

Community Reinvestment Act. The federal Community Reinvestment Act (“CRA”) requires that the federal banking regulators evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions.  These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  We received a “Satisfactory” CRA rating in the Company’s latest CRA examination.

Other Regulations.  We are subject to a variety of other regulations.  State and federal laws restrict the interest and charges which the Bank may impose for certain loans, potentially affecting our income. The Truth in Lending Act and the Home Mortgage Disclosure Act impose information requirements on the Company in making loans.  The Equal Credit Opportunity Act prohibits discrimination in ledning on the basis of race, creed, or other prohibited factors.  The Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act govern the use and release of information to credit reporting agencies.  The Truth in Savings Act requires disclosure of yields and costs of deposits and deposit accounts.  Other acts govern confidentiality of consumer financial records, automatic deposits and withdrawals, check settlement, endorsement and presentment, and disclosure of cash transactions exceeding $10,000 to the Internal Revenue Service.  These and other similar laws result in significant costs to financial institutions and create the potential for liability to customers and regulatory authorities. Recently regulatory authorities have imposed significant penalties for inadequate compliance.

The Gramm-Leach-Bliley Act.   Effective March 11, 2001, the Gramm-Leach Bliley Act (the “GLB Act”) allows a bank holding company or other company to certify its status as a financial holding company, thereby allowing such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities.  The GLB Act enumerates certain activities deemed financial in nature such as underwriting insurance or acting as an insurance principal, agent or broker; underwriting; dealing in or making markets in securities; and engaging in merchant banking under certain restrictions.  It also authorizes the Federal Reserve to determine by regulation what other activities are financial in nature, or incidental or complementary thereto.

The Company meets all of the requirements to become a financial holding company, but currently has not made an election with the Federal Reserve to become a financial holding company.

US Patriot Act of 2001.  In October 2001, the USA Patriot Act of 2001 (“Patriot Act”) was enacted in response to the September 11, 2001 terrorist attacks in New York, Pennsylvania and Northern Virginia.  The Patriot Act is intended to strengthen U.S. law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism.  The continuing impact on financial institutions of the Patriot Act and related regulations and policies is significant and wide ranging.  The Patriot Act contains sweeping anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities to identify persons who may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (“SOX”) was signed into law on July 30, 2002.  The stated goals of SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  SOX is the most far-reaching U.S. securities legislation enacted since the 1930’s.  SOX generally applies to all companies that, like Valley, file or are required to file periodic reports under the Securities Exchange Act of 1934.  The required implementation of SOX for companies with less than $75 Million in market capitalization was 2007, with a delay until 2010 for our external auditors to test our SOX workpapers and samples.

SOX includes very specific additional disclosure requirements and new corporate governance rules, requires the Securities and Exchange Commission, or SEC, and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the SEC.  SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

SOX address, among other matters:  audit committees; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; a prohibition on insider trading during pension plan black-out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers (subject to certain exceptions for public companies that are financial institutions, like us); disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; “real time” filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.

United States Treasury Department Oversight.  In October 2008, the United States Treasury Department, the Federal Reserve Board, and the Federal Deposit Insurance Corporation jointly announced the Capital Purchase Program pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”)  to address instability in the financial markets under the Capital Purchase Program.  We applied for additional capital in the form of preferred stock with associated common stock warrants, and were approved for $16.0 million in additional capital.  We received this capital on December 12, 2008.  We also elected to participate in the Temporary Liquidity Guarantee Program to provide unlimited FDIC insurance coverage for non-interest bearing transaction accounts until the expiration of this program on December 31, 2009.  This program has since been extended until its expiration of June 30, 2010.  On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 that modified many previously established provisions of the EESA.  On June 15, 2009, the Treasury issued regulations implementing the executive compensation and corporate governance standards applicable to Capital Purchase Program participants.  These regulations and their implementation may change in the future.  In addition, we are prohibited from increasing our common stock dividend or repurchasing our common stock without Treasury approval.  Until we repay the investment by the United States Treasury Department under the Capital Purchase Program, we will be subject to these regulations.

Governmental Monetary Policies.  Our earnings and growth is affected not only by general economic conditions, but also by the monetary and fiscal policies various governmental regulatory authorities, particularly the board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “Federal Reserve”).  The Federal Reserve Board’s Open Market Committee implements national monetary policy in United States government securities, control of the discount rate and establishment of reserve requirements against both member and nonmember financial institutions’ deposits.  These actions have a significant effect on the overall growth and distribution of loans, investments, and deposits, as well as the rates earned on loans, or paid on deposits.

Our management is unable to predict the effect of possible changes in monetary policies upon our future operating results.

Access to Filings.  We make available all periodic and current reports, free of charge, on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to the Securities and Exchange Commission (SEC).  The Company and the Bank maintain a website at www.myvalleybank.com.  After accessing the website, the filings are available upon selecting the Shareholder Information menu items.  The contents of the website are not incorporated into this report or into Valley’s other filings with the SEC.

Item 1A.  Risk Factors.

An investment in our common stock involves risk, and you should not invest in our common stock unless you can afford to lose some or all of your investment.  You should carefully read the risks described below before you decide to buy any of our common stock.  Our business, prospects, financial condition, and results of operations could be harmed by any one of the following risks.

Changes in interest rates may impact our net interest margin and profitability.

Our profitability depends in substantial part on our net interest margin, which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds.  Our net interest margin depends on many factors that are partly or completely outside of our control, including competition, monetary and fiscal policies, and economic conditions generally.  Prior to June of 2004, the Federal Reserve cut short-term interest rates 12 times beginning January 2001.  Since June 2004, the Federal Reserve has increased short-term interest rates 17 times.  Between September 2007 and December 2008, the Federal Reserve lowered rates 10 times.  We believe the Federal Reserve will eventually have no choice but to increase short-term interest rates which will negatively impact our net interest margin due to our large portfolio of floating rate loans that are at the floor interest rate embedded in such loans.  In most cases, short-term rates will need to be raised in excess of 100 basis points before the interest rate on the loans will exceed the floor interest rate and positively impact our net interest income.

Our profitability depends significantly on economic conditions in our market area.

Our success depends to a large degree on the general economic conditions in Roanoke, Virginia.  A prolonged economic recession in our market area could cause any of the following consequences, each of which could adversely affect our business:

•	Demand for our products and services could decline;
•	Loan delinquencies may increase; and
•	Problem assets and foreclosures may increase

Additionally, the adverse consequences to us in the event of a continued economic recession in our market could be compounded by the fact that the majority of our commercial and real estate loans are secured by real estate located in our market area.  A further decline in real estate values in our market would mean that the collateral for many of our loans would provide less security.  As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral securing the loans would be diminished.  In addition, many of our loans are dependent on the successful completion of real estate projects and the demand for the sale of homes, both of which could be adversely impacted by a continued decline in the real estate markets.

Future economic conditions in our market will depend on factors outside of our control such as political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government, military and fiscal policies and inflation.  Adverse changes in economic conditions in our market would likely impair our ability to collect loans and could otherwise have a negative effect on our financial condition.

Difficult market conditions have adversely affected our industry.

Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

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

We expect to be subject to a written agreement with the Federal Reserve Bank of Richmond.

Due to the difficult economic conditions and the effects of these conditions on us, we expect that we will enter into a written agreement with the Federal Reserve.  While we do not know precisely what the contents of the written agreement may be, it could, among other things, limit our ability to grow our assets, open new branch offices or pay dividends and may adversely affect our operations and our financial results.

In addition, we expect that our management and board of directors may be required to focus considerable time and attention on taking actions to comply with the terms of the written agreement.

Recently enacted legislation, legislation enacted in the future, or any proposed federal programs subject us to increased regulation and may adversely affect us.

On October 14, 2008, the U.S. Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “CPP”). We have participated in the CPP. Because we participate in the CPP, we are subject to increased regulation, and we face additional regulations or changes to regulations to which we are subject as a result of our participation. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. For example, participation in the CPP limits (without the consent of the U.S. Treasury) our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding. In addition, the EESA, contains, among other things, significant restrictions on the payment of executive compensation, which may have an adverse effect on the retention or recruitment of key members of senior management. Also, the cumulative dividend payable under the preferred stock that we issued to the U.S. Treasury pursuant to the CPP increases from 5% to 9% after 5 years. Additionally, we may not deduct interest paid on our preferred stock for income tax purposes.

Additionally, the FDIC has increased premiums on insured accounts because market developments, including the increase of failures in the banking industry, have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Recently, the Federal Reserve adopted amendments to its Regulation E. These amendments will first apply to us on July 1, 2010. The changes will affect the circumstances surrounding when we will be able to charge our clients overdraft fees.

In 2009, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus has generally moved to a second phase of broader reform and a restructuring of financial institution regulation. Legislators and regulators in the United States are currently considering a wide range of proposals that, if enacted, could result in major changes to the way banking operations are regulated. Some of these major changes may take effect as early as 2010, and could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk.

Certain reform proposals under consideration could result in our becoming subject to stricter capital requirements and leverage limits, and could also affect the scope, coverage, or calculation of capital, all of which could require us to reduce business levels or to raise capital, including in ways that may adversely impact our shareholders or creditors. In addition, we anticipate the enactment of certain reform proposals under consideration that would introduce stricter substantive standards, oversight and enforcement of rules governing consumer financial products and services, with particular emphasis on retail extensions of credit and other consumer-directed financial products or services. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

We are not able to predict when or whether regulatory or legislative reforms will be enacted or what its contents will be. Accordingly, we cannot predict the impact of any legislation on our businesses or operations.

If we experience greater loan losses than anticipated, it will have an adverse effect on our net income and our ability to fund growth.

While the risk of nonpayment of loans is inherent in banking, if we experience greater nonpayment levels than we anticipate, our earnings and overall financial condition, as well as the value of our common stock, could be adversely affected.  We cannot assure you that our monitoring, procedures, and policies will reduce certain lending risks or that our allowance for loan losses will be adequate to cover actual losses.  Loan losses can cause insolvency and failure of a financial institution and, in such an event, our shareholders could lose their entire investment.  In addition, future provisions for loan losses could materially and adversely affect our profitability.  Any loan losses will reduce the loan loss allowance.  A reduction in the loan loss allowance may be restored by an increase in our provision for loan losses.  This would reduce our earnings, which could have an adverse effect on our stock price.

We may incur losses if we are unable to successfully manage interest rate risk.

Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities.  We may pay above-market rates to attract deposits as we have done in some of our marketing promotions in the past to fund loan growth.  Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, the volume of loan originations and the value we can recognize on the sale of mortgage and home equity loans in the secondary market.  We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it.  Based on our asset/liability position at December 31, 2009, a rise in interest rates would negatively impact our net interest income in the short term.  Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary, and fiscal policies, and economic conditions generally.

Our profitability depends on our ability to manage our balance sheet to minimize the effects of interest rate fluctuation on our net interest margin.

Our results of operations depend on the stability of our net interest margin, which is the difference in the yield we earn on our earning assets and our cost of funds, both of which are influenced by interest rate fluctuations.  Interest rates, because they are influenced by, among other things, expectations about future events, including the level of economic activity, federal monetary and fiscal policy and geo-political stability, are not predictable or controllable.  In addition, the interest rates we can earn on our loan and investment portfolios and the interest rates we pay on our deposits are heavily influenced by competitive factors.  Community banks are often at a competitive disadvantage in managing their cost of funds compared to the large regional, super-regional, or national banks that have access to the national and international capital markets.  These factors influence our ability to maintain a stable net interest margin.

Our long-term goal is to maintain a balanced position in terms of the volume of assets and liabilities that mature or re-price during any period so that we may reasonably predict our net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and influence our ability to maintain this neutral position.  Generally speaking, our earnings will be more sensitive to fluctuations in interest rates, the greater the variance in the volume of assets and liabilities that mature or re-price in any period.  The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of interest rates, and whether the Company is more asset sensitive or liability sensitive.  Accordingly, we may not be successful in maintaining this position and, as a result, our net interest margin may suffer, which will negatively impact our earnings.

Our future success will depend on our ability to compete effectively in the highly competitive financial services industry.

The banking business is highly competitive, and we face substantial competition in all phases of our operations from a variety of different competitors.  Our future growth and success will depend on our ability to compete effectively in this highly competitive financial services environment.  Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured state-chartered banks, national banks and federal savings institutions.  As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services.  Some of these competitors are subject to similar regulation, but have the advantages of larger established customer bases, higher lending limits, extensive branch networks, numerous ATMs, greater advertising-marketing budgets and other factors.

Valley Bank encounters strong competition from a variety of bank and non-bank financial service providers.  These competitors include commercial banks, savings banks, credit unions, consumer finance companies, money market mutual funds, mortgage banks, leasing, and finance companies.,  In addition, the delivery of financial services has changed significantly with the telephone, ATM, personal computer and the Internet being used to access information and perform banking transactions.

Competition in our target market area for loans to businesses, professionals, and consumers is very strong.  Most of our competitors have substantially greater resources and lending limits than we do and offer certain services, such as extensive and established branch networks and trust services that we cannot provide.  Moreover, larger institutions operating in the Roanoke market have access to borrowed funds at lower cost than we will have available.  Several community banks are headquartered in our trade area.  Several regional and super-regional banks, as well as a number of credit unions, also have banking offices in our market area.  Competition among institutions for checking and savings deposits in the area is intense.

We do not plan to pay cash dividends on common stock in the immediate, foreseeable future.

We do not expect to pay cash dividends on our common stock in the near future.  Our ability to declare and pay cash dividends will be dependent upon, among other things, restrictions imposed by the reserve and capital requirements of Virginia and federal banking regulations, our income and financial condition, tax considerations and general business conditions.

We are required, through our participation in the Capital Purchase Program to pay a quarterly 5% dividend on our cumulative perpetual preferred stock, series A, to the United States Department of the Treasury.  In accordance with our acceptance of funds from the U.S. Treasury, cash dividends on common stock are not permitted without prior approval from the U.S. Department of Treasury.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans.  Many of our loans are secured by real estate (both residential and commercial) in our market area.  A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our clients’ ability to pay these loans, which in turn could impact us.  Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully.  We cannot fully eliminate credit risk, and as a result, credit losses may occur in the future.

Our legal lending limit may limit our growth.

We are limited in the amount we can lend to a single borrower by the amount of our capital.  Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower.  As of December 31, 2009, we were permitted, by law, to lend approximately $11.0 million to any one borrower.  However, we have set a “house lending limit” of approximately $7.7 million.  This amount is significantly less than many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us.  Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume.  We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always efficient or always available.  We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in such loans on terms we consider favorable.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio.  Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of our clients relative to their financial obligations with us.  The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rate; that may be beyond our control, and these losses may exceed our current estimates.  Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future.  Excessive loan losses could have a material impact on our financial performance.

Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different from those of our management.  Any increase in the amount of our provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results.

Our operations depend upon third party vendors that perform services for us.

We outsource many of our operating and banking functions, including our data processing function, our item processing and the interchange and transmission services for our ATM network.  As such, our success and our ability to expand our operations depend on the services provided by these third parties.  Disputes with these third parties can adversely affect our operations.  We may not be able to engage appropriate vendors to adequately service our needs, and the vendors that we engage may not be able to perform successfully.

Our ability to operate profitably may be dependent on our ability to implement various technologies into our operations.

The market for financial services, including banking services and consumer finance services is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, internet-based banking and tele-banking.  Our ability to compete successfully in our market may depend on the extent to which we are able to exploit such technological changes.  If we are not able to afford such technologies, properly or timely anticipate or implement such technologies, or properly train our staff to use such technologies, our business, financial condition or operating results could be adversely affected.

If we need additional capital in the future, we may not be able to obtain it on terms that are favorable.  This could negatively affect our performance and the value of our common stock.

We may need to raise additional capital in the future to support our growth and to maintain our capital levels.  Our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time.  We may not be able to obtain additional capital in the amounts or on terms satisfactory to us.  Our growth may be constrained if we are unable to raise additional capital as needed.

We may in the future issue additional stock, any or all of which will dilute your percentage ownership and, possibly, the value of your shares.

Our board of directors has the authority to issue all or part of any authorized but unissued common shares without prior shareholder approval and without allowing the shareholders the right to purchase their pro rata portion of such shares.  This includes shares authorized to be issued under our equity incentive plans.  The issuance of any new common shares will dilute your percentage ownership, and could dilute the value of your shares.

There is a limited trading market for our common stock; it may be difficult to sell our shares after you have purchased them.

Our common stock is currently listed on the NASDAQ Capital Market under the symbol “VYFC.”  The volume of trading activity in our stock is relatively limited.  Even if a more active market develops, there can be no assurance that such market will continue, or that you will be able to share your shares at or above your purchase price.

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
We own our Starkey Road, Salem, Hershberger, Vinton, and Lewis Gale offices.

In the opinion of management of the Company, its properties are adequate for its current operations and adequately covered by insurance.

Item 3.  Legal Proceedings.

None.

Item 4.  Reserved.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information. The Company is authorized to issue up to 10,000,000 shares of Common Stock, no par value, of which 4,680,251 shares were issued and outstanding and held of record by approximately 840 holders on the beneficial side and 404 shareholders on the registered side at March 12, 2010.

The Common Stock is quoted under the symbol VYFC on the NASDAQ Capital Market.   According to information obtained by Company management and believed to be reliable, the quarterly high and low sales prices per share for the Common Stock during each quarter of the last two fiscal years and the dividends declared during these periods were as follows:

	2009			2008
Quarter Ended	High	Low	Dividends Declared	High	Low	Dividends Declared

March 31	$5.65	$3.75	-	$10.00	$7.01	-
June 30	$5.50	$3.61	$0.04	$9.70	$8.00	$0.07
September 30	$4.31	$2.30	-	$8.90	$5.76	-
December 31	$3.53	$2.71	-	$8.50	$4.35	$0.07

Dividends. On April 29, 2009 the Company declared a $0.04 per share cash dividend, payable July 2, 2009 to shareholders of record June 1, 2009.  On October 29, 2009, the Company’s Board of Directors voted unanimously to suspend common shareholders’ dividends.

The Company anticipates entering into a written agreement with the Federal Reserve and as a result is not able to make any distributions on its Preferred Stock, any interest payments on its Trust Preferred Securities, or declare any common dividends without prior approval from the Federal Reserve.

The Preferred Stock issuance completed to United States Treasury under the Capital Purchase Plan on December 12, 2008 is senior to the Company’s common stock. Dividends must be paid to the preferred stock holder before they can be paid to the common stock holder. The Company has the right to defer distributions on its Preferred Stock for any period of time, during which time no dividends may be paid on its common stock. The dividends declared on the Preferred Stock will reduce the net income to common shareholders and the Company’s earnings per common share.

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

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders
Valley Financial Corporation Key Employee Incentive Plan	267,850	*	$8.77	*	109,523
Equity compensation plans not approved by security holders	-		-		-

Total	267,850	*	$8.77	*	109,523

*  Includes grants of 30,000 restricted stock units that are outstanding and non-vested as of December 31, 2009.  The weighted-average exercise price in the table above does not take into account these grants.

As of December 31, 2009 there were no compensation plans, including individual compensation arrangements, under which equity securities of the Company are authorized for issuance that have not been approved by a vote of security holders.

Item 6.  Selected Financial Data

Selected Financial Data
(in 000’s)

	2009	2008	2007	2006	2005
For the Year
Net interest income	$19,824	$17,199	$15,600	$15,680	$13,599
Noninterest income	2,553	2,411	2,326	2,212	1,596
Revenue, net of interest expense	22,377	19,610	17,926	17,892	15,195
Noninterest expense	16,147	14,034	12,699	11,338	9,192
Provision for loan losses	15,179	3,323	1,250	2,796	1,297
Tax provision (benefit)	(3,263)	577	1,049	876	1,314

Net income (loss)	$(5,686)	$1,676	$2,928	$2,882	$3,392

Preferred dividends and accretion of warrants	947	53	-	-	-
Net income (loss) to common shareholders	$(6,633)	1,623	2,928	2,882	3,392

Per Common Share
Basic net income (loss)	$(1.42)	$0.35	$0.69	$0.70	$0.83
Diluted net income (loss)	$(1.42)	$0.35	$0.68	$0.68	$0.80
Cash dividends declared	$0.04	$0.14	$0.14	$0.14	$0.13

At Year-End
Assets	$713,725	$674,479	$600,967	$591,936	$498,949
Securities	88,648	92,851	81,085	73,617	57,989
Loans, gross	571,021	553,046	487,164	471,052	414,377
Reserve for loan losses	(14,630)	(7,592)	(4,883)	(5,658)	(4,124)
Deposits	552,928	466,335	432,453	441,489	365,316
Short-term borrowings	20,000	17,000	13,000	25,000	23,000
Securities under agreement to repurchase	21,304	35,693	33,294	21,635	10,802
Long-term debt	48,000	63,000	55,000	48,000	37,000
Trust preferred securities	16,496	16,496	16,496	16,496	11,341
Total shareholders’ equity	51,539	58,505	40,716	33,401	30,715

Ratios
Return on average assets	(0.81%)	0.27%	0.50%	0.54%	0.79%
Return on average equity	(10.03%)	3.87%	8.03%	8.67%	11.42%
Dividend payout ratio	(2.82%)	40.00%	20.59%	20.51%	16.25%
Average equity to average assets	8.17%	6.86%	6.16%	6.11%	6.93%

Operating Revenue

The following table sets forth, for the two fiscal years ended December 31, 2009 and 2008, the percentage of total operating revenue contributed by each class of similar services which contributed 15 percent or more of total consolidated revenues of the Company during such periods.

Period	Class of Service	% of Total Revenues
December 31, 2009	Interest and fees on loans	82.49%
December 31, 2008	Interest and fees on loans	81.79%

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2009 and 2008. The purpose of this discussion is to focus on important factors affecting our financial condition and results of operations.  The discussion should be read in conjunction with the audited consolidated financial statements and related notes to assist in the evaluation of our 2009 performance.

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

We use generally accepted accounting standards related to receivables and contingencies when segregating our portfolio into loans classified as impaired and non-impaired loan pools and in analyzing our current portfolio to determine the appropriate level of the allowance for loan losses.  Included in our potentially impaired loan category are our current “watch list” credits plus any additional credits which have been past due three or more times within the past 12-month period.  We individually review these potentially impaired loans based on generally accepted accounting standards related to receivables and make a determination if the loan in fact is impaired.  We consider a loan impaired when we determine that is probable that we will be unable to collect all interest and principal payments as scheduled in the loan agreement.  We do not consider a loan impaired during a period of delay in payment if we expect the ultimate collection of all amounts due.  If it is found to be impaired, an allowance is established when the collateral value, discounted cash flows, or observable market price of the impaired loan is lower than the carrying value of that loan. We recognize any impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to bad-debt expense.  The valuation allowance becomes our “specific reserve” for the specific loan.

We take the balance of our portfolio and add back to it any loans that were included in the potentially impaired loan category but that were found not to be impaired.  We then segregate the remaining portfolio into specific categories based on type of loan and review the groups of loans to estimate loss under generally accepted accounting standards based on contingencies.  We apply a specific loss factor to each category based upon our historical loss experience for each category of loans over the current two years ending December 31, 2009.  The loss factor is multiplied by the outstanding balance in the loan category to estimate potential loss for our allowance for loan losses.  We then evaluate certain environmental and qualitative factors that are relevant to our portfolio and make a risk assessment of low, medium, or high for each factor.  An additional loss factor is assigned to the portfolio according to the risk assessment.  This evaluation is inherently subjective, because it requires estimates that may be significantly revised as more information becomes available.

Bank regulators also periodically review the loan portfolio and other assets to assess their quality, and we employ independent, third party loan reviewers as well.  This evaluation is inherently subjective because it requires estimates that may be significantly revised as more information becomes available.

We believe the allowance for loan losses is adequate to provide for expected losses in the loan portfolio, but there are no assurances that it will be.

Performance Summary

For the year ended December 31, 2009, Valley Financial reported net loss to common shareholders of $6.6 million compared with net income to common shareholders of $1.6 million for the same twelve months of 2008.  Our earnings for the year produced an annualized return on average total assets of (0.81%) and an annualized return on average shareholders’ equity of (10.03%), compared to prior year ratios of 0.27% and 3.87%, respectively.  Diluted earnings/(losses) per share were down from $0.35 in 2008 to ($1.42) in 2009.

Like most financial institutions, we have increased our allowance for loan and lease losses to unprecedented levels during 2009 as a result of the continued depressed economy and its impact on our local customers and the more conservative approach regulators are taking towards loan loss reserves in this difficult economic environment.  The Company’s loan loss provision was $15.2 million for the year ended December 31, 2009, as compared to $3.3 million for the same period last year.  We continue to see weaknesses in the residential and commercial real estate markets as sales activity remains stalled in our market.  As a result, we charged off $3.8 million in impaired real estate relationships during the fourth quarter of 2009.  We believe the increase in our total reserves is adequate given the continued depressed economic environment at December 31, 2009.  We anticipate our reserves will remain elevated into 2010, as the general state of the economy will dictate future reserves.

The following table shows our key performance ratios for the years ended December 31, 2009 and 2008:

Key Performance Ratios
	12 Months Ended 12/31/09	12 Months Ended 12/31/08
Return on average assets	(0.81%)	0.27%
Return on average equity (1)	(10.03%)	3.87%
Net interest margin (2)	2.99%	2.90%
Cost of funds	2.26%	3.26%
Yield on earning assets	5.14%	6.05%
Basic net earnings per share	$(1.42)	$0.35
Diluted net earnings per share	$(1.42)	$0.35

All percentage calculations are on an annualized basis.

1.	The calculation of return on average equity (“ROE”) excludes the effect of any unrealized gains or losses on investment securities available-for-sale.
2.	Calculated on a fully taxable equivalent basis (“FTE”).

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

(in 000’s)	12 Months Ended 12/31/09	12 months Ended 12/31/08
Net interest income, non tax-equivalent	$19,824	$17,199

Less: tax-exempt interest income	(511)	(378)
Add: tax-equivalent of tax-exempt interest income	774	573

Net interest income, tax-equivalent	$20,087	$17,394

Growth

The following table shows our key growth indicators for the years ended December 31, 2009 and 2008:

Key Growth Indicators
(in 000’s)	12 Months Ended 12/31/09	12 Months Ended 12/31/08

Investment securities	$88,648	$92,851
Loans, gross	$571,021	$553,046
Deposits	$552,928	$466,335
Total assets	$713,725	$674,479

Total assets at December 31, 2009 were $713.7 million, up $39.2 million or 5.8% from $674.5 million at December 31, 2008.  The principal components of the Company’s assets at the end of the period were $76.7 million in securities available-for-sale, including restricted equity securities, $12.0 million in securities held-to-maturity, and $571.0 million in gross loans.  Total assets at December 31, 2008 were $674.5 million, up $73.5 million or 12.2% from $601.0 million at December 31, 2007. The principal components of the Company’s assets at the end of 2008 were $82.9 million in securities available-for-sale, including restricted equity securities, $10.0 million in securities held-to-maturity, and $553.0 million in gross loans.

Total liabilities at December 31, 2009 were $662.2 million, up from $616.0 million at December 31, 2008, an increase of $46.2 million or 7.5%.  Deposits increased $86.6 million or 18.6% to $552.9 million from the $466.3 million level at Decemfber 31, 2008.  Our deposit growth for 2009 was outstanding due to the innovative and exciting suite of products and exceptional level of customer service offered to our customers.  We were successful in growing our core deposits by 46% during 2009 and are heavily focused on continuing this trend in 2010.  We have recently rolled out a new savings account that is tied to our My Lifestyle Checking rewards checking account that offers an attractive rate and an automatic method for savings.  Our preliminary results with this product have been phenomenal.  Total liabilities at December 31, 2008 were $616.0 million, up from $560.3 million at December 31, 2007, an increase of $55.7 million or 9.9%.

Shareholders’ Equity

Total shareholders’ equity at December 31, 2009 was $51.5 million, a decrease of $7.0 million or 12.0% over the $58.5 million level at December 31, 2008, which is primarily attributable to the net loss of $5.7 million and the $0.7 million in preferred dividends declared to the U.S. Treasury.  Total shareholders’ equity at December 31, 2008 was $58.5 million, an increase of $17.8 million or 43.7% over the $40.7 million level at December 31, 2007, which is primarily attributable to the issuance of preferred stock and warrants to the Treasury under the Capital Purchase Plan.  See table below for details of the change in shareholders’ equity:

Shareholders’ Equity (in millions)
	12/31/09	12/31/08
Balance, beginning of year	$58.5	$40.7
Net income (loss)	(5.7)	1.7
Issuance and amortization of restricted stock grants and stock options	0.1	0.1
Exercise of employee stock options	-	0.3
Issuance of preferred stock	-	15.1
Issuance of common stock warrants	-	0.8
Dividends declared on common stock	(0.2)	(0.7)
Dividends declared on preferred stock	(0.7)	-
Net gains (losses) on available-for-sale securities	(0.5)	0.5
Balance, end of year	$51.5	$58.5

Net Income

We recorded net loss of $5.7 million for the year ended December 31, 2009, a decrease of $7.4 million over the $1.7 million net income reported for the same period in 2008.  After deducting the dividends and discount accretion on preferred stock, net loss to common shareholders for the year ending December 31, 2009 amounted to $6.6 million.  The decline in earnings is largely attributable to the recessionary environment and its impact on asset quality.  Loan loss provisions of $15.2 million were recorded in 2009, an increase of $11.8 million over the $3.3 million in loan loss provisions for the same 12 month period in 2008.

Net loss for the three months ended December 31, 2009 was $2.7 million, a decrease of $2.2 million over the net loss of $0.5 million reported for the fourth quarter of 2008.  While net interest income was $0.6 million above the amount earned for the fourth quarter of 2008, this increase was offset by additional loan loss provisions of $3.1 million, a loss on the sale of foreclosed assets of $0.5 million, and increased FDIC insurance expense of $0.2 million.  After deducting the dividends and discount accretion on preferred stock, net loss to common shareholders for the quarter ending December 31, 2009 amounted to $3.0 million as compared to $0.5 million for the fourth quarter of 2008.

We earned net income $1.7 million for the year ended December 31, 2008, a decrease of $1.2 million as compared to the $2.9 million net income reported for the same period in 2007.  Net loss for the three months ended December 31, 2008 was $0.5 million, a decrease of $1.4 million as compared to the net income of $0.9 million reported for the fourth quarter of 2007.

Net Interest Income

Net interest income, our primary source of revenue, is the excess of interest income over interest expense. Net interest income is influenced by a number of factors, including the volume of interest-earning assets and interest-bearing liabilities, the mix of interest-earning assets and interest-bearing liabilities, the interest rates earned on earning assets, and the interest rates paid to obtain funding to support the assets. For analytical purposes, net interest income is adjusted to a taxable equivalent basis to recognize the income tax savings on tax-exempt assets, such as bank owned life insurance (BOLI) and municipal securities and loans. A tax rate of 34% was used in adjusting interest on BOLI, tax-exempt securities and loans to a fully taxable equivalent basis. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income, i.e. the “FTE” adjustment) and the cost of the supporting funds is measured by the net interest margin.

Net interest income for the year ended December 31, 2009 was $19.8 million, a $2.6 million, or 15.3%, increase when compared to the $17.2 million reported for the same period in 2008.   The Federal Reserve Open Market Committee (“FOMC”), which sets the federal funds rate, kept rates at extremely low levels throughout 2009 due to the global economic recession over the last 24 months, deflating both the yield on our earning assets and our cost of funds.  In 2008, the FOMC decreased the target funds rate five times for a total of 400 basis points which resulted in the historically low federal funds rate of 0.25% which was held constant throughout 2009.  The tax equivalent yield on earning assets decreased 91 basis points during the year, from 6.05% in 2008 to 5.14% in 2009.  The yield on average loans decreased 92 basis points, from 6.18% in 2008 to 5.26% in 2009.  The cost of funds (including noninterest bearing deposits) decreased 100 basis points, from 3.26% in 2008 to 2.26% in 2009.  As a result of the above movements, our net interest margin improved by 9 basis points to 2.99% for the year ended December 31, 2009 as compared to 2.90% for the same period last year.

Net interest income for the quarter ended December 31, 2009 was $5.2 million, a $0.6 million increase when compared to the $4.6 million reported for the same period in 2008, resulting in a net interest margin for the fourth quarter of 3.00%, up 7 basis points as compared to 2.93% in the fourth quarter of last year.  The improvement in our net interest margin for both periods is due primarily to our exceptional core deposit growth in 2009, which afforded us the opportunity to allow our higher cost certificates of deposit to roll-off at maturity.

Net interest income for the year ended December 31, 2008 was $17.2 million, a $1.6 increase when compared to the $15.6 million reported for the same period in 2007.  Net interest income for the quarter ended December 31, 2008 was $4.6 million, a $0.6 million increase when compared to the $4.0 million reported for the fourth quarter of 2007.

The following table presents the major categories of interest-earning assets, interest-bearing liabilities and shareholders’ equity with corresponding average balances, related interest income or expense, and resulting yields and rates for the periods indicated. Where appropriate income categories and yields have been adjusted in the table to their fully taxable equivalent basis.

NET INTEREST INCOME AND AVERAGE BALANCES (1)
(in 000’s)

	2009			2008			2007
	Average Balance	Interest Income/ Expense	Rate Paid	Average Balance	Interest Income/ Expense	Rate Paid	Average Balance	Interest Income/ Expense	Rate Paid

Assets
Interest-earning assets:
Loans (2) (5)	$577,386	30,349	5.26%	$508,757	31,511	6.18%	$479,138	35,033	7.31%
Investment securities
Taxable	70,861	3,351	4.73%	77,034	4,163	5.40%	64,256	3,350	5.21%
Nontaxable (3)	11,421	774	6.78%	9,384	573	6.11%	11,873	713	6.01%
Money market investments	12,171	28	0.23%	3,390	65	1.91%	2,479	141	5.69%

Total interest-earning assets	671,839	34,502	5.14%	598,564	36,312	6.05%	557,746	39,237	7.03%

Other Assets:
Reserve for loan losses	(10,409)			(5,056)			(5,735)
Cash and due from banks	7,429			7,355			8,074
Premises and equipment, net	7,981			7,291			6,646
Other assets	22,821			19,969			19,059

Total assets	699,661			628,124			585,790

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Savings, NOW and MMA	157,977	2,909	1.84%	126,341	2,988	2.36%	118,725	4,327	3.64%
Time deposits	308,096	8,010	2.60%	269,650	11,305	4.18%	254,757	13,174	5.17%
Repurchase agreements	23,952	59	0.25%	32,677	630	1.92%	24,028	990	4.12%
Federal funds purchased and overnight borrowings from discount window	3,496	18	0.54%	5,065	123	2.42%	6,942	381	5.49%
Trust preferred	16,496	475	2.88%	16,496	850	5.14%	16,496	1,188	7.20%
Long-term FHLB	60,370	2,467	4.09%	60,910	2,544	4.17%	44,044	2,092	4.75%
Short-term FHLB	11,148	477	4.28%	15,134	478	3.15%	25,477	1,241	4.87%

Total interest-bearing liabilities	581,535	14,415	2.48%	526,273	18,918	3.54%	490,469	23,393	4.77%

Noninterest-bearing liabilities
Demand deposits	56,273			52,529			52,474
Total interest-bearing liabilities and demand deposits	637,808	14,415	2.26%	578,802	18,918	3.26%	542,943	23,393	4.31%

Other liabilities	5,166			6,092			6,384

Total liabilities	642,974			584,894			549,327

Shareholders’ Equity, exclusive of unrealized gains/losses on AFS securities	56,687			43,230			36,463

Total liabilities and shareholders’ equity	$699,661			$628,124			$585,790

Net interest income		20,087			17,394			15,843

Net interest margin (4)			2.99%			2.90%			2.84%

Legends for the table are as follows:

(1)	Averages are daily averages.
(2)	Loan interest income includes loan fees of $0.8 million and $1.0 million for the years ended 2009 and 2008, respectively.
(3)	Nontaxable interest income is adjusted to its fully taxable equivalent basis using a federal tax rate of 34 percent.
(4)	The net interest margin is calculated by dividing net interest income (tax equivalent basis) by average total earning assets.
(5)	Non-accrual loans are included in the above yield calculation.

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

RATE/VOLUME ANALYSIS
(in 000’s)

	Year Ended December 31,
	2009 compared to 2008
	Volume	Rate	Net
Interest earned on interest-earning assets:
Loans	9,524	(10,686)	(1,162)
Investment securities:
Taxable	(317)	(495)	(812)
Nontaxable	133	68	201
Money market investments	(56)	19	(37)

Total interest earned on interest-earning assets	9,283	(11,093)	(1,810)

Interest paid on interest-bearing liabilities:
Savings, NOW, and money markets	(682)	603	(79)
Time deposits	1,980	(5,275)	(3,295)
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	-	(375)	(375)
Securities sold under agreements to repurchase	(134)	(437)	(571)
Federal funds purchased and overnight borrowings at the discount window	(31)	(74)	(105)
Long-term FHLB advances	(22)	(55)	(77)
Short-term FHLB advances	3	(4)	(1)

Total interest paid on interest-bearing liabilities	1,114	(5,617)	(4,503)

Change in net interest income	8,169	(5,475)	2,694

RATE/VOLUME ANALYSIS
(in 000’s)

	Year Ended December 31,
	2008 compared to 2007
	Volume	Rate	Net
Interest earned on interest-earning assets:
Loans	$2,390	$(5,911)	$(3,521)
Investment securities:
Taxable	687	126	813
Nontaxable	(152)	12	(140)
Money market investments	94	(170)	(76)

Total interest earned on interest-earning assets	3,019	(5,943)	(2,924)

Interest paid on interest-bearing liabilities:
Savings, NOW, and money markets	299	(1,638)	(1,339)
Time deposits	835	(2,704)	(1,869)
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	-	(338)	(338)
Securities sold under agreements to repurchase	753	(1,113)	(360)
Federal funds purchased and overnight borrowings at the discount window	(84)	(174)	(258)
Long-term FHLB advances	660	(208)	452
Short-term FHLB advances	(409)	(354)	(763)

Total interest paid on interest-bearing liabilities	2,054	(6,529)	(4,475)

Change in net interest income	$965	$586	$1,551

Market Risk Management

In 2009 as with 2008, we spent a great deal of time focusing on the management of the balance sheet to maximize net interest income.  Our primary component of market risk is interest rate volatility.  Our primary objectives for managing interest rate volatility is to identify opportunities to maximize net interest income while ensuring adequate liquidity and carefully managing interest rate risk.  The Asset/Liability Management Committee (“ALCO”), which is comprised of executive officers, is responsible for:

•	Monitoring corporate financial performance;
•	Meeting liquidity requirements;
•	Establishing interest rate parameters, indices, and terms for loan and deposit products;
•	Assessing and evaluating the competitive market environment;
•	Monitoring and measuring interest rate risk.

Interest rate risk refers to the exposure of our earnings and market value of portfolio equity (“MVE”) to changes in interest rates.  The magnitude of the change in earnings and MVE resulting from interest rate changes is impacted by the time remaining to maturity on fixed-rate obligations, the contractual ability to adjust rates prior to maturity, competition, and the general level of interest rates and customer actions.

There are several common sources of interest rate risk that must be effectively managed if there is to be minimal impact on our earnings and capital.  Repricing risk arises largely from timing differences in the pricing of assets and liabilities.  Reinvestment risk refers to the reinvestment of cash flows from interest payments and maturing assets at lower or higher rates.  Basis risk exists when different yield curves or pricing indices do not change at precisely the same time or in the same magnitude such that assets and liabilities with the same maturity are not all affected equally.  Yield curve risk refers to unequal movements in interest rates across a full range of maturities.

In determining the appropriate level of interest rate risk, ALCO reviews the changes in net interest income and MVE given various changes in interest rates.  We also consider the most likely interest rate scenarios, local economics, liquidity needs, business strategies, and other factors in determining the appropriate levels of interest rate risk.  To effectively measure and manage interest rate risk, simulation analysis is used to determine the impact on net interest income and MVE from changes in interest rates.

Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods if there are no changes in balance sheet mix.  The interest rate sensitivity analysis in the table below reflects our assets and liabilities on December 31, 2009 that will either be repriced in accordance with market rates, mature, or are estimated to mature early or prepay within the periods indicated (in thousands).  This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

INTEREST RATE SENSITIVITY
MATURITIES / REPRICING
 (in 000’s)

December 31, 2009
	1 – 3 Months	4 – 12 Months	13 – 60 Months	Over 60 Months	Total

Earning Assets:
Loans, excluding nonaccruals	104,647	83,881	231,030	122,895	542,453
Investment securities	306	953	16,632	64,585	82,476
Restricted equity securities	-	-	-	6,172	6,172
Interest-bearing deposits in banks	23,699	-	-	-	23,699
Total earning assets	128,652	84,834	247,662	193,652	654,800

Interest Bearing Liabilities:
NOW accounts	14,378	-	-	-	14,378
Money market accounts	146,592	-	-	-	146,592
Savings	88,360	-	-	-	88,360
Time deposits	93,049	142,123	50,797	-	285,969
Total deposits	342,379	142,123	50,797	-	535,299

Repurchase agreements	21,304	-	-	-	21,304
FHLB advances	-	20,000	10,000	38,000	68,000
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	16,496	-	-	-	16,496
Total interest bearing liabilities	380,178	162,123	60,797	38,000	641,098

Interest sensitivity gap	(251,527)	(77,289)	186,865	155,652	13,701

Cumulative interest sensitivity gap	(251,527)	(328,816)	(141,951)	13,701

Cumulative ratio of sensitivity gap to total earning assets	-38.41%	-50.22%	-21.68%	2.09%

At least quarterly, we measure the asset/liability management position using earnings simulation modeling to estimate what assets and liabilities would re-price, and to what extent, within a one-year period in response to an immediate 300, 200 and 100 basis point change in the Prime Rate, as well as in response to more gradual interest rate changes.  Our objective is to keep the change in net interest income over twelve months at or below 5% under an immediate 100 basis point interest rate shock scenario and to keep the change in net income at or below 10%, under an immediate 200 basis point interest rate shock scenario.  We also estimate interest sensitivity by calculating the net present value of the balance sheet’s cash flows or the residual value of future cash flows ultimately due to shareholders.  This calculation is known as Economic Value of Equity or “EVE” and is generally considered a better measure of long-term interest sensitivity than the interest rate shock scenarios.  Our objective is for the result to change 25% or less in an immediate 300 basis point interest rate shock scenario.

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

Derivative Financial Instruments

For asset/liability management purposes, we may use interest rate swap agreements to hedge interest rate risk exposure to declining rates.  Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. At December 31, 2009 and 2008 the Company did not have any derivative agreements related to interest rate hedging in place.

Non-interest Income

Non-interest income is made up of the following major components for December 31, 2009 and 2008:

(in 000’s)	12 months ended 12/31/09	12 months ended 12/31/08	Increase/ (Decrease)
Service charges on deposits	$1,189	$1,137	5%
Income earned on life insurance contracts	540	551	(2%)
Realized gains/(losses) on sale of securities	1,019	(14)	7,379%
Realized gains/(losses) on sale of foreclosed assets	(692)	6	(11,633%)
Other income	497	731	(32%)
Total noninterest income	$2,553	$2,411	6%

As noted in the above table, non-interest income for the year ended December 31, 2009 was $2.6 million, $142,000 or 6% above the same period last year.  We recorded gains on the sale of securities of $1.0 million during the year as the result of an investment portfolio restructuring transaction to increase overall liquidity and to better position our portfolio for a rising rate environment.  Offsetting this gain was a loss recorded on the sale of foreclosed assets of $0.7 million.  As a result, our core noninterest income (excluding gains/losses on investments, foreclosed assets, and equipment) totaled $2.3 million as compared to $2.4 million for 2008, a decrease of $100,000 or 4%.  This decline is largely attributable to a reduction in income earned from our investment subsidiary, Valley Wealth Management Services, Inc.

Non-interest Expense

	12 Months Ended	12 Months Ended	2009 – 2008 % Increase/
(in 000’s)	12/31/09	12/31/08	(Decrease)
Compensation	$7,627	$7,361	4%
Occupancy and equipment	1,603	1,626	(1%)
Data processing	1,060	823	29%
Advertising and marketing	296	445	(33%)
Insurance	1,355	407	233%
Audit fees	336	241	39%
Legal fees	586	186	215%
Franchise tax expense	425	401	6%
Deposit expense	505	284	78%
Loan expense	357	436	(18%)
Computer software	427	438	(3%)
Foreclosed asset expenses, net	222	26	754%
Other expense	1,348	1,360	(1%)
Total noninterest expense	$16,147	$14,034	15%

Non-interest expense for the year ended December 31, 2009 increased by a total of $2.1 million or 15% over the same period in 2008, from $14.0 million to $16.1 million.  A few items to note are as follows:

•	Data processing expenses have increased based on an increase in transactional processing costs as a result of the rapid growth of transactional deposits accounts and internet banking.

•
Our advertising and marketing costs decreased from year to year by 33% as a result of the new product advertising that was launched during 2008 for My Lifestyle Checking.  We did not launch any new products in 2009.

•
Like most community banks, we experienced significant increases in deposit insurance costs due to the FDIC’s efforts to replenish the deposit insurance fund during the past year.  In the second quarter of 2009, the Company accrued $315,000 in expenses related to a special FDIC assessment levied on the entire banking industry during that same time frame.  We anticipate these expenses to continue to increase due to the current economic environment and the increasing number of bank failures across the industry.

•
Audit fees increased in 2009 as we moved back to an outsourced internal audit environment at the beginning of 2009.  As discussed in the 2008 annual report, this change created a net savings to the Company’s overall non-interest expense due to savings in compensation and software expenses that were greater than the increased audit fees.

•	Legal fees increased dramatically due to issues surrounding the work-out of problem assets and litigation costs.

•
Deposit expenses increased primarily due to program fees related to wholesale and brokered deposits, Certificate of Deposit Account Registry Service (CDARS) certificates of deposits and our MyLifestyle deposit suite of products.

•	The decrease in loan expense is primarily due to the lower loan growth in 2009 as compared to 2008.

•
Foreclosed asset expenses increased in 2009 as we foreclosed on and carried on our balance sheet numerous real estate properties during the year.  These expenses include fees incurred to foreclose on the asset and expenses incurred to keep the property in a favorable condition.

Noninterest expense for the year ended December 31, 2008 was $1.3 million over the same period ended December 31, 2007.  For the year ended December 31, 2008, we experienced an increase in compensation expenses due to merit increases, new positions in our commercial lending departments and the full year’s impact of our movement to an internal audit environment in early 2007.  We renovated and occupied a new floor at our main headquarters in early 2008 resulting in an increase in occupancy expense over the prior period.  There was an increase in data processing expense based on the bank’s conversion to an image item processing environment.  Audit fees decreased due to our conversion to an internal audit department within the bank.  Deposit expenses increased significantly as we experienced elevated participation in our CDARS program that caused increases in related program fees.  Computer software expenses increased primarily due to software related to our MyLifestyle product suite as well as new loan documentation software.

Noninterest expenses are expected to continue to increase as a direct result of business growth, the continuation of the depressed local economy, the complexity of banking operations and the potential for increased levels of regulations.

Income Taxes

During 2009 and 2008, the Company recorded federal income tax benefit of $3.3 million and an income tax provision of $0.6 million, respectively. The anticipated federal income tax liability equates to an effective tax rate of (36.5%) and 25.6%, respectively.  A few of the factors contributing to the difference between the effective tax rate and the statutory rate of 34 percent include historical tax credits, tax-exempt interest income on municipal securities, net of disallowance, and tax-exempt income earned on bank owned life insurance.

Earning Assets

Average earning assets were $671.8 million at December 31, 2009, an increase of $73.2 million or 12.2% over $598.6 million at December 31, 2008.  Total average earning assets were 96.0% of total average assets at December 31, 2009.  Average loans represented the largest component of average earning assets and increased $68.6 million or 13.5% to $577.4 million at December 31, 2009 from $508.8 million a year earlier. Average loans were 85.9% of average earning assets and 82.5% of average total assets as of December 31, 2009.  Average investment securities, decreased by $4.1 million or (4.7%) as compared to December 31, 2008. Average investment securities were 12.2% of average earning assets and 11.8% of average total assets as of December 31, 2009.

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

Investment Securities

Our investment securities portfolio consists primarily of securities for which an active market exists.  Our policy is to invest primarily in securities of the U.S. Government and its agencies and in other high grade fixed income securities to minimize credit risk.  Our investment securities portfolio plays a role in the management of interest rate sensitivity and generates additional interest income.  In addition, our portfolio serves as a source of liquidity and is used to meet collateral requirements.

Our investment securities portfolio consists of two components, securities held-to-maturity and securities available-for-sale.  Securities are classified as held-to-maturity based on our intent and ability, at the time of purchase, to hold such securities to maturity.  These securities are carried at amortized cost.  Securities which may be sold in response to changes in market interest rates, changes insecurities’ prepayment risk, increases in loan demand, general liquidity needs, and other similar factors are classified as available-for-sale and are carried at estimated fair value.

Investment securities (available for sale and held to maturity), including restricted equity securities, at December 31, 2009 were $88.6 million, a decrease of $4.3 million or 4.6% from their level of $92.9 million on December 31, 2008.  The decrease is attributable to purchases of $88.3 million offset by principal prepayments, called proceeds and sales and net amortization/accretion in the amount of $92.6 million.  See Note 3 to the Consolidated Financial Statements.

Investment securities (available for sale and held to maturity), including restricted equity securities, at December 31, 2008 were $92.9 million, an increase of $11.8 million or 14.5% from their level of $81.1 million on December 31, 2007.  The increase is attributable to purchases of $38.0 million offset by principal prepayments, called proceeds and sales in the amount of $26.2 million.

AVAILABLE FOR SALE INVESTMENT PORTFOLIO
CATEGORY DISTRIBUTION
(in 000’s)

	December 31, 2009		December 31, 2008		December 31, 2007
	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values

U.S. Government and federal agency	$552	$558	$629	$640	$716	$723
Government-sponsored enterprises	15,007	14,873	25,922	26,425	24,506	24,799
Mortgage-backed securities	49,522	49,475	45,153	45,473	28,193	27,942
States and political subdivisions	5,471	5,579	4,798	4,705	4,970	4,976
Corporate debt securities	-	-	-	-	100	100

Total securities available for sale	$70,552	$70,485	$76,502	$77,243	$58,485	$58,540

HELD TO MATURITY INVESTMENT PORTFOLIO
CATEGORY DISTRIBUTION
(in 000’s)

	December 31, 2009		December 31, 2008		December 31, 2007
	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values

U.S. Government and federal agency	$-	$-	$-	$-	$-	$-
Government-sponsored enterprises	-	-	1,981	2,008	7,955	7,995
Mortgage-backed securities	6,379	6,500	1,830	1,847	2,435	2,383
States and political subdivisions	5,612	5,746	6,190	6,184	7,192	7,288
Corporate debt securities	-	-	-	-	-	-

Total securities available for sale	$11,991	$12,246	$10,001	$10,039	$17,582	$17,666

The following table presents the maturity ranges of securities available-for-sale as of December 31, 2009 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION
(in 000’s)

	Available for Sale
	December 31, 2009
	Amortized Costs	Fair Value	Yield

U.S.Government and federal agency:
After one but within five years	$413	$419	3.70%
After five but within ten years	-	-	-
After ten years	139	139	2.11%

Government-sponsored enterprises:
After one but within five years	-	-	-
After five but within ten years	9,008	9,028	4.39%
After ten years	5,999	5,845	5.73%

Obligations of states and subdivisions:
After one but within five years	-	-	-
After five but within ten years	278	281	4.85%
After ten years	5,193	5,298	4.87%

Mortgage-backed securities	36,109	35,905	3.78%

Collateralized mortgage obligations	13,413	13,570	4.50%

Total	$70,552	$70,485

Total Securities by Maturity Period *
Within one year	$-	$-
After one but within five years	413	419
After five but within ten years	9,286	9,309
After ten years	11,331	11,282
Mortgage-backed securities	36,109	35,905
Collateralized mortgage obligations	13,413	13,570

Total by Maturity Period	$70,552	$70,485

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

The following table presents the maturity ranges of securities held-to-maturity as of December 31, 2009 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION
(in 000’s)
	Held to Maturity
	December 31, 2009
	Amortized Costs	Fair Value	Yield

Obligations of states and subdivisions:
Within one year	141	146	4.00%
After one but within five years	300	325	3.75%
After five but within ten years	2,337	2,400	4.79%
After ten years	2,834	2,877	5.73%

Mortgage-backed securities	922	952	4.42%

Collateralized mortgage obligations	5,457	5,546	5.56%

Total	$11,991	$12,246

Total Securities by Maturity Period *
Within one year	$141	$146
After one but within five years	300	325
After five but within ten years	2,337	2,400
After ten years	2,834	2,877
Mortgage-backed securities	922	952
Collateralized mortgage obligations	5,457	5,546
Total by Maturity Period	$11,991	$12,246

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

Loan Portfolio

Our total gross loans were $571.0 million at December 31, 2009, an increase of $18.0 million or 3.3% from the $553.0 million reported one year earlier.  Our ratio of total loans to total funding sources, excluding the Federal Reserve Discount Window, (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and trust preferred securities) stood at 86.7% at December 31, 2009 and 90.7% at December 31, 2008. Management seeks to maintain the ratio of loans to funding sources at or below 90%.  In addition to the funding sources noted above, at December 31, 2009 the Company has a secured line of credit with the Federal Reserve Discount Window for $44.4 million.

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

The following table summarizes the loan portfolio by category for the five years ended December 31, 2009.

LOAN PORTFOLIO SUMMARY
(in 000’s)

	Year Ended December 31
	2009			2008			2007			2006			2005
		$	%		$	%		$	%		$	%		$	%
Commercial	86,436		15.1%	103,036		18.6%	87,551		18.0%	93,400		19.8%	97,904		23.6%
Commercial real estate	255,882		44.8%	225,587		40.8%	170,599		35.0%	174,882		37.2%	149,684		36.1%
Real estate construction	87,409		15.3%	87,376		15.8%	106,195		21.8%	82,537		17.5%	55,810		13.5%
Residential real estate	136,651		24.0%	131,384		23.8%	115,458		23.7%	112,022		23.8%	103,272		24.9%
Loans to individuals (except those secured by real estate)	4,643		0.8%	5,663		1.0%	7,361		1.5%	8,211		1.7%	7,744		1.9%
Total loans	571,021		100.0	553,046		100.0	487,164		100.0	471,052		100.0	414,414		100.0

The following table presents maturity information (based upon interest rate repricing dates) on the loan portfolio based upon scheduled repayments at December 31, 2009.

LOAN MATURITY
(in 000’s)

	December 31, 2009
	Due within One Year	Due One to Five Years	Due After Five Years	Total

Commercial	$73,126	$13,114	$196	$86,436
Commercial real estate	27,276	181,237	47,369	255,882
Real estate construction	70,296	11,788	5,325	87,409
Residential real estate	24,101	52,342	60,208	136,651
Loans to individuals	1,687	2,373	583	4,643
Total loans	$196,486	$260,854	$113,681	$571,021

The following table presents maturity information based upon contractual terms and scheduled repayments at December 31, 2009.

FIXED AND VARIABLE RATE LOANS
(in 000’s)

	Fixed		Variable
	Due Within Five Years	Due After Five Years	Due Within Five Years	Due After Five Years

Commercial	$21,777	$194	$64,463	$2
Commercial real estate	150,595	33,835	57,918	13,534
Real estate construction	8,770	4,432	73,314	893
Residential real estate	38,476	37,306	37,967	22,902
Loans to individuals	2,769	583	1,291	-

Total loans	$222,387	$76,350	$234,953	$37,331

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

Higher Risk Loans

Certain types of loans, such as option ARM products, interest-only loans, subprime loans, and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  We have not offered option ARM, interest-only, or subprime mortgage loans.  The only initial teaser-rate product we have offered have been 80% loan-to-value home equity lines of credit.  This teaser-rate product was introduced in mid-2004 to stimulate activity and was terminated in late 2005.

Junior-lien mortgages can also be considered higher risk loans and our junior lien portfolio currently consists of balances totaling $25.4 million (4.4% of total portfolio) at December 31, 2009.  Loans included in this category that were initially made with high loan-to-value ratios of 100% or greater have current balances totaling $2.0 million and have current loan-to-value ratios of 80% or less at December 31, 2009.  Over the past seven years, we have experienced charge-offs totaling $466,000 in junior lien mortgages.

Additionally, we have residential first mortgages with balances approximating $4.7 million that are at current loan-to-value ratios in excess of 100%.  We have not experienced any charge-offs of loans in this category.

Asset Quality

Summary of Allowance for Loan Losses

The allowance for loan losses represents an amount that, in our judgment, will be adequate to absorb any losses on existing loans that may become uncollectible, although there can be no assurance that this will be so.  The provision for loan losses increases the allowance, and loans charged off (net of recoveries) reduce the allowance.

The allowance for loan losses was $14.6 million and $7.6 million as of December 31, 2009 and 2008, respectively.  The ratio of the allowance for loan losses to total loans outstanding was approximately 2.56% at December 31, 2009, which compares to approximately 1.37% of total loans at December 31, 2008 (see Note 5 to the Consolidated Financial Statements).  These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions.  A total of $4.3 million in specific reserves was included in the balance of the allowance for loan losses as of December 31, 2009 for impaired loans, which compares to a total of $2.2 million as of December 31, 2008.

A provision for loan losses of $15.2 million was made during 2009, an increase of $11.9 million or 360.6% from the $3.3 million provided during 2008.  The increase in the loan loss provision is a result of the following factors:

•
An overall increase in our general reserves of $5.0 million.  We included two new environmental factors due to the catastrophic devaluation that is occurring in the real estate market.  Like many community banks, we are focused heavily on real estate lending and as such believe it is prudent to recognize an additional environmental factor associated with real estate lending in the current economic environment.  We also added a new environmental factor to account for the concentration of larger relationships in our portfolio.  These new factors resulted in an increase of $3.3 million to the general reserves.  Our historical loss factor increased from 0.24% at December 31, 2008 to 0.59% at December 31, 2009 due to the unprecedented high level of charge-offs during the past two years upon which our analysis is based.  This increase added $1.6 million to our general reserves.  The remaining increase to our general reserves is the result of provisions made due to our loan growth.

•
An increase in our specific reserves on our impaired assets of $2.0 million.  The increase is primarily attributable to the ongoing economic recession throughout the Roanoke Valley and the depressed levels of asset prices.  The majority of loans carrying specific reserves for potential losses at December 31, 2009 are residential or commercial real estate relationships.

We believe the increase in our total reserves is adequate and appropriate given the continued depressed economic environment at December 31, 2009.  We anticipate provisioning levels to continue to be elevated for 2010 and the levels will depend on the depth and strength of any potential recovery from the current recession.

A provision for loan losses of $3.3 million was made during 2008, an increase of $2.0 million or 153.8% from the $1.3 million provided during 2007.  The increase in the loan loss provision was a result of an increase in loan growth as well as large specific reserves on one large commercially oriented credit relationship.

Loans are assigned to our “watch list” based upon our internal risk rating system.  There are three levels of accountability in the risk rating process.  The primary responsibility for risk identification lies with the account officer.  It is the account officer’s responsibility for the initial and ongoing risk rating of all notes and commitments in his or her portfolio.  On a monthly basis, each account officer signs a Credit Risk

Rating Certification attesting to the accuracy of the credit risk ratings for the loans in his or her loan portfolio.  The Chief Credit Officer is responsible for periodically reviewing the risk rating process employed by the lending officers.  The Chief Credit Officer is responsible for the accuracy and timeliness of account officer risk ratings and has the authority to override account officer risk ratings and initiate rating changes, if warranted.  Finally, the Bank has a loan review program to provide an independent validation of portfolio quality.  This independent review is intended to assess adherence to underwriting guidelines, proper credit analysis and documentation.  In addition, the loan review process is required to test the integrity, accuracy and timeliness of account officer risk ratings and to test the effectiveness of the credit administration’s controls over the risk identification process.   Risk Management reports its findings to the Board of Directors.

We regularly review asset quality and re-evaluate the allowance for loan losses.  However, no assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future.  Our current market environment, with a nationwide recession, makes this risk even higher.  Additionally, regulatory examiners may require us to recognize additions or reductions to the allowance based upon their judgment about the loan portfolio and other information available to them at the time of their examinations.  On a quarterly basis, the Directors’ Loan Committee will review all loans on our watch list to determine proper action and reporting of any loans identified as substandard by the credit quality review.   Additionally, the Directors’ Loan Committee and the Audit Committee meet jointly at the end of each quarter to review in detail management’s assessment of the adequacy of the allowance for loan losses.  We believe that the above allocated reserves are adequate for the impaired loans in our portfolio based upon a detailed review of the quality and pledged collateral of each individual loans considered impaired at each of the above-referenced periods.

The following table summarizes the loan loss experience for the five years ended December 31, 2009.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(in 000’s)

	Year Ended December 31,
	2009		2008		2007		2006		2005

Balance at January 1	$7,592		$4,883		$5,658		$4,124		$2,989

Recoveries:
Commercial	42		58		-		2		30
Residential real estate	1		-		-		-		-
Loans to individuals	3		-		15		-		1

Charged off loans:
Commercial	(2,612)		(165)		(505)		(1,253)		(187)
Commercial real estate	(790)		(252)		(1,489)		-		-
Residential real estate	(1,363)		(43)		-		-		-
Real estate construction	(3,337)		(189)		(15)		-		-
Loans to individuals	(85)		(23)		(31)		(11)		(6)

Net charge-offs Additions charged to operations	(8,141	) 15,179	(614	) 3,323	(2,025	)1,250	(1,262	)2,796	(162	)1,297

Balance at December 31	$14,630		$7,592		$4,883		$5,658		$4,124
Ratio of net charge-offs during the period to average loans outstanding during the period	1.41%		0.12%		0.42%		0.28%		0.05%

The following table summarizes the allocation of the allowance for loan losses for the five years ended December 31, 2009.  The percentage in the table below refers to the percent of loans in each category to total loans.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(in 000’s)

	Year Ended December 31,
	2009			2008			2007			2006			2005
		$	%		$	%		$	%		$	%		$	%
Balance at end of period applicable to:
Commercial	2,209		15.1%	1,414		18.6%	877		18.0%	1,122		19.8%	974		23.6%
Commercial real estate	6,555		44.8%	3,097		40.8%	1,711		35.1%	2,100		37.2%	1,490		36.1%
Real estate construction	2,238		15.3%	1,199		15.8%	1,065		21.8%	991		17.5%	555		13.5%
Residential real estate	3,511		24.0%	1,804		23.8%	1,157		23.7%	1,346		23.8%	1,028		24.9%
Loans to individuals	117		0.8%	78		1.0%	73		1.4%	99		1.7%	77		1.9%

Total Allowance	14,630		100.0%	7,592		100.0%	$4,883		100.0%	$5,658		100.0%	$4,124		100.0%

Non-Performing Assets

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

Based on generally accepted accounting standards for receivables, a loan is impaired when, based on current information and events, it is likely that a creditor will be unable to collect all amounts, including both principal and interest, due according to the contractual terms of the loan agreement.

For the year ended December 31, 2009, our non-performing assets to total assets ratio increased from 1.48% at December 31, 2008 to 4.36%.  Non-performing assets at December 31, 2009 consisted of non-accrual loans of $28.6 million and foreclosed property of $2.5 million. Also included in non-performing assets at December 31, 2009 are loans totaling $24,000 that are past due greater than 90 days.  At this time, we believe we are adequately reserved for any potential loss exposure on these relationships.   Our ratio of loans past due more than 90 days to total loans decreased from 0.01% at December 31, 2008 to 0.00% at December 31, 2009.  Net charge-offs for the year ended December 31, 2009 amounted to $8.1 million in comparison to $0.6 million for the year ended December 31, 2008.  Charge-offs of $3.5 million recorded in 2009 are related to one commercial customer who took adversarial actions against the Company during the first half of 2009.  For the year ended December 31, 2008, our non-performing assets to total assets ratio increased from 1.24% at December 31, 2007 to 1.48%.  Additionally, our ratio of loans past due more than 90 days to total loans increased from 0.00% at December 31, 2007 to 0.01% at December 31, 2008.  Net charge-offs for the year ended December 31, 2008 amounted to $0.6 million in comparison to $2.0 million for the year ended December 31, 2007.

Nonperforming assets for the five years ended December 31, 2009 are detailed as follows:

NONPERFORMING ASSETS
(in 000’s)

	December 31,
	2009	2008	2007	2006	2005
Nonaccrual loans	$28,568	$9,532	$7,029	$6,343	$104
Loans past due 90 days or more	24	57	-	616	423
Restructured loans	-	-	-	-	-
Other nonperforming loans (1)	-	-	-	2,265	3,062
Total nonperforming loans	$28,592	$9,589	$7,029	$9,224	$3,589

Foreclosed, repossessed and idled properties	2,513	424	445	-	-
Total nonperforming assets	$31,105	$10,013	$7,474	$9,224	$3,589

(1) Other nonperforming loans include impaired loans which are not on nonaccrual status, nor past due 90 days or more.

If the non-accrual loans disclosed above had performed in accordance with their original terms, additional interest income in the amount of $688,681 and $148,953 would have been recorded for the years ended December 31, 2009 and December 31, 2008, respectively.

Other Assets

We have purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s Supplemental Executive Retirement Plan (“SERP”) and other employee benefit costs including health insurance, dental insurance, life insurance, and 401(k) employer match.  Bank owned life insurance was $12.9 million at December 31, 2009, an increase of $0.5 million over the $12.4 million reported as of December 31, 2008.  The increase is due to the $0.5 million increase in the cash surrender value of the life insurance contracts record as income.

Deposits

Our major source of funds and liquidity is our deposit base.  Deposits provided funding for our investment in loans and securities.  Our primary objective is to increase core deposits as a means to fund asset growth at a lower cost.  Interest paid for deposits must be managed carefully to control the level of interest expense.  We offer individuals and small-to-medium sized businesses a variety of deposit accounts, including checking, savings, money market and certificates of deposits.  The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges and the convenience of banking locations.  Competition for deposits is intense from other depository institutions and money market funds, some of which offer interest rates higher than we pay.  We attempt to identify and implement pricing and marketing strategies designed to control the overall cost of deposits and to maintain a stable deposit mix.

The following table summarizes our total deposits for the years ended December 31, 2009, 2008 and 2007:

Summary of Deposits
(in 000’s)
	12/31/09			12/31/08			12/31/07
		$	%		$	%		$	%
Time deposits	285,969		51.7%	283,808		60.9%	263,941		61.0%
Interest bearing & money market	160,970		29.1%	101,895		21.9%	100,840		23.3%
Savings	88,360		16.0%	66,082		14.1%	51,310		11.9%
Total interest bearing deposits	535,299		96.8%	451,785		96.9%	416,091		96.2%

Noninterest demand & official checks	17,629		3.2%	14,550		3.1%	16,362		3.8%

Total deposits	552,928		100.0	466,335		100.0	432,453		100.0

We experienced tremendous growth in core deposits in 2009 from customers who prefer dealing with a local, established community bank.  Our Prime Money Market account, which has an interest rate tied to the Wall Street Journal Prime rate, continues to attract customers and has accumulated $135.6 million in deposits as of the end of 2009, an increase of 60% over the same period last year.  We also saw excellent growth in our MyLifeStyle Checking, launched in the first quarter of 2008, with an increase of $27.9 million or 186% during the year from $15.0 million to $42.9 million at year-end.  This account is an example of how smaller community banks such as Valley Bank are finding innovative ways to compete against larger competitors in a crowded market. In addition to a highly competitive interest rate paid on this account, customers get free access to any ATM nation-wide along with many additional rewards.

The following table summarizes average deposits for the years ended December 31, 2009, 2008 and 2007:

AVERAGE DEPOSIT MIX
(in 000’s)
	December 31, 2009		December 31, 2008		December 31, 2007
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Interest bearing deposits:
NOW accounts	45,971	2.4%	23,399	1.7%	20,492	1.7%
Money market accounts	111,048	1.6%	101,693	2.6%	95,761	4.1%
Savings	958	0.1%	1,249	0.3%	2,472	0.4%
Time deposits > = $100,000	115,229	2.3%	80,377	4.0%	63,864	5.1%
Other time deposits	192,867	2.8%	189,273	3.9%	190,893	4.7%
Total Interest Bearing Deposits	466,073	2.3%	395,991	3.4%	373,482	4.4%

Demand deposits	56,273	0.0%	52,529	0.0%	52,474	0.0%
Total average deposits	522,346	2.1%	448,520	3.0%	425,956	3.9%

We balance our yield on deposits by maintaining a level of both national market certificates of deposit and out-of-market brokered products which allow for more flexibility in pricing and timing of maturities.  We use an internet-based rate posting service for our national market certificates of deposit which are not considered brokered.  This portfolio at December 31, 2009 totaled $11.4 million, an increase of $8.6 million from the $2.8 million reported at December 31, 2008.   At December 31, 2009 our total out-of-market brokered certificates of deposits to total deposits was 6.1% compared to 0.0% at December 31,

2008.  The following table presents the maturity schedule of certificates of deposit of $100,000 or more as of December 31, 2009.

MATURITY SCHEDULE OF CERTIFICATES
OF DEPOSIT OF $100,000 OR MORE
(in 000’s)

December 31, 2009

Three months or less	44,801
Over three through 6 months	44,744
Over six through 12 months	23,816
Over 12 months	26,993

Total	140,354

Short-Term Borrowings

Total short-term borrowings (including federal funds purchased and securities sold under agreements to repurchase) decreased by $22.7 million from their level of $64.0 million at December 31, 2008 to a total of $41.3 million as of December 31, 2009.  Short-term borrowings at December 31, 2009 include two Federal Home Loan Bank of Atlanta (“FHLB”) advances in the amount of $5.0 million and $15.0 million, and a commercial sweep account program in the amount of $21.3 million.  The first FHLB advance of $5.0 million is a fixed rate credit with an interest rate of 6.49% that matures on May 24, 2010.  The second FHLB advance of $15.0 million is also a fixed rate credit with an interest rate of 3.79% maturing on December 28, 2010. See the liquidity section for further information on the preceding borrowings.

Total short-term borrowings (including federal funds purchased and securities sold under agreements to repurchase) increased by $14.4 million from their level of $49.6 million at December 31, 2007 to a total of $64.0 million as of December 31, 2008.  Short-term borrowings at December 31, 2008 included federal funds purchased and overnight borrowings from the Federal Reserve Bank’s discount window of $11.3 million, Federal Home Loan Bank of Atlanta (“FHLB”) borrowings in the amount of $17.0 million, and a commercial sweep account program in the amount of $35.7 million.

The commercial sweep program involves balances subject to repurchase agreements which are reported as short term borrowings rather than deposits since they are not FDIC insured.  The balance in the program decreased 40.3% or $14.4 million from $35.7 million reported at December 31, 2008 to $21.3 million at December 31, 2009.  The program consists of a demand deposit account from which we invest available balances daily in securities on an overnight basis subject to repurchase. On the following business day, we repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities.  Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month.  We believe the decrease for 2009 is the result of the continued economic recession and its impact on our commercial customers, as these customers had less cash to invest throughout the year.  The balance in the program increased 7.2% or $2.4 million from $33.3 million reported at December 31, 2007 to $35.7 million at December 31, 2008.

Long-Term Borrowings

Federal Home Loan Bank advances are relatively cost-effective funding sources and provide the Company with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. The increase in advances during the year reflects the funding to support investment growth.

The Company had outstanding long-term debt with the Federal Home Bank of Atlanta in the amount of $48.0 million as of December 31, 2009, a decrease of $15.0 million from the $63.0 million reported as of December 31, 2008. This decrease is made up of one new $5.0 million fixed rate advance offset by the movement of $20.0 million in advances from long-term to short-term borrowings as of December 31, 2009.  See Footnote 8 of the Company’s Consolidated Financial Statements for more information on the long-term advances.

Capital Adequacy

Our capital levels remain strong during this economic downturn.  Our capital ratios are above the required regulatory minimums for a well-capitalized institution.  Tier 1 risk-based and total risk-based capital ratios were 11.7% and 13.0%, well above the regulatory well-capitalized capital ratios of 6.0% and 10.0%, respectively.  We review the adequacy of our capital on an ongoing basis.  We seek to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses and will continue to monitor the Bank capital ratios very closely due to the impact our non-accrual loans have on retained earnings and capital.

For the periods indicated, we had the following risk-based capital and leverage ratios:

Ratio	12/31/09	12/31/08	12/31/07
Tier 1	11.7%	13.1%	10.7%
Total	13.0%	14.4%	12.1%
Leverage	9.4%	11.3%	9.1%

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

Liquid assets, which include cash and due from banks, interest-bearing deposits at other banks and non-pledged securities available-for-sale, increased $41.1 million or 345.4%  from $11.9 million at December 31, 2008 to $53.0 million at December 31, 2009.  Our funding sources consist of an established federal funds lines with a regional correspondent bank totaling $12.0 million that had no outstanding balance as of December 31, 2009, one established federal funds line with a third party bank totaling $5.0 million that had no outstanding balance as of December 31, 2009, an established line with the FHLB that had $68.0 million outstanding under a total available line of $77.3 million as of December 31, 2009, and an established line with the Federal Reserve Discount Window that had no outstanding balance under a total line of $44.4 million as of December 31, 2009.  We believe these arrangements will be renewed at maturity, however the amounts and terms are subject to change.

As of December 31, 2009, we had pledged approximately $83.4 million of our loan and investment portfolio balances as collateral for borrowings from the Federal Home Loan Bank.  As of December 31, 2009, we had pledged approximately $44.4 million of our loan portfolio balances as collateral for borrowings from the Federal Reserve Discount Window

As of December 31, 2008, we had pledged approximately $88.0 million of our loan and investment portfolio balances as collateral for borrowings from the Federal Home Loan Bank.   At December 31,

2008, we had pledged approximately $69.5 million of our loan portfolio balances as collateral for borrowings from the Federal Reserve Discount.

We sell excess funds as overnight federal funds sold to provide an immediate source of liquidity.  We had no federal funds sold at December 31, 2009 and December 31, 2008. In the third quarter of 2009, the Company opened an account at the Federal Reserve Bank through our local correspondent bank that pays interest daily on the overnight deposit balance.  We also have an interest bearing account at our regional Federal Home Loan Bank in Atlanta, Georgia with a $25,000 minimum balance requirement.  As of December 31, 2009, these two interest-bearing deposit accounts totaled $23.7 million, compared to a balance of 26,000 at December 31, 2008.

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

Recent and Future Accounting Considerations

See Footnote 1 of the Company’s Consolidated Financial Statements for more information on recent and future accounting considerations.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Valley Financial Corporation
Roanoke, Virginia

We have audited the consolidated balance sheets of Valley Financial Corporation and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Valley Financial Corporation and subsidiary as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment about the effectiveness of Valley Financial Corporation’s internal control over financial reporting as of December 31, 2009 included in the accompanying Form 10-K, item 9A, and accordingly, we do not express an opinion thereon.

Elliott Davis, LLC
Galax, Virginia
March 26, 2010

Valley Financial Corporation
Consolidated Balance Sheets
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

	2009	2008
Assets
Cash and due from banks	$8,179	$7,270
Interest-bearing deposits in banks	23,699	26
Securities available-for-sale	70,485	77,243
Securities held-to-maturity (approximate market values of $12,246 and $10,039 in 2009 and 2008, respectively)	11,991	10,001
Restricted equity securities	6,172	5,607
Loans, net of allowance for loan losses of $14,630 at December 31, 2009 and $7,592 at December 31, 2008	556,391	545,454
Foreclosed assets, net	2,513	424
Premises and equipment, net	7,742	8,121
Bank owned life insurance	12,930	12,390
Accrued interest receivable	2,498	2,634
Other assets	11,125	5,309
Total assets	$713,725	$674,479

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$17,629	$14,550
Interest-bearing deposits	535,299	451,785
Total deposits	552,928	466,335

Federal funds purchased and securities sold under agreements to repurchase	21,304	47,019
Short-term borrowings	20,000	17,000
Long-term borrowings	48,000	63,000
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	16,496	16,496
Accrued interest payable	2,462	2,908
Other liabilities	996	3,216
Total liabilities	662,186	615,974

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; 16,019 shares issued and outstanding at December 31, 2009 and 2008, respectively	15,336	15,188
Common stock, no par value; 10,000,000 shares authorized; 4,680,251 and 4,678,851 shares issued and outstanding at December 31, 2009 and 2008, respectively	23,369	23,232
Retained earnings	12,878	19,596
Accumulated other comprehensive income (loss)	(44)	489
Total shareholders’ equity	51,539	58,505
Total liabilities and shareholders’ equity	$713,725	$674,479
See accompanying notes to consolidated financial statements

Valley Financial Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

	2009	2008
Interest income:
Interest and fees on loans	$30,349	$31,511
Interest on securities – taxable	3,351	4,163
Interest on securities – nontaxable	511	378
Interest on deposits in banks	28	65
Total interest income	34,239	36,117
Interest expense:
Interest on deposits	10,919	14,293
Interest on short-term borrowings	477	478
Interest on long-term borrowings	2,467	2,544
Interest on guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	475	850
Interest on federal funds purchased and securities sold under agreements to repurchase	77	753
Total interest expense	14,415	18,918
Net interest income	19.824	17,199
Provision for loan losses:	15,179	3,323
Net interest income after provision for loan losses	4,645	13,876
Noninterest income:
Service charges on deposit accounts	1,189	1,137
Income earned on bank owned life insurance	540	551
Realized gains (losses) on sale of securities available-for-sale	1,019	(14)
Realized gains (losses) on sale of foreclosed assets	(692)	6
Other income	497	731
Total noninterest income	2,553	2,411
Noninterest Expense:
Compensation expense	7,627	7,361
Occupancy and equipment expense	1,603	1,626
Data processing expense	1,060	823
Advertising and marketing expense	296	445
Insurance expense	1,355	407
Audit fees	336	241
Legal expense	586	186
Franchise tax expense	425	401
Deposit expense	505	284
Loan expense	357	436
Computer software expense	427	438
Foreclosed properties expense, net	222	26
Other expense	1,348	1,360
Total noninterest expense	16,147	14,034
Income (loss) before income taxes	(8,949)	2,253
Income tax expense (benefit)	(3,263)	577
Net income (loss)	$(5,686)	$1,676

Preferred dividends and accretion of discount on warrants	947	53
Net common income (loss) to common shareholders	$(6,633)	$1,623
Earnings per common share
Basic earnings (loss) per common share	$(1.42)	$0.35
Diluted earnings (loss) per common share	$(1.42)	$0.35
Weighted average shares	4,680,224	4,646,087
Diluted weighted average shares	4,680,224	4,695,639
Dividends declared per common share	$0.04	$0.14

See accompanying notes to consolidated financial statements.

Valley Financial Corporation
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

	2009	2008

Preferred stock
Balance, beginning of year	$15,188	$-
Issued	-	15,180
Preferred stock accretion	148	8
Balance, end of year	15,336	15,188
Common stock, no par value
Balance, beginning of year	23,232	21,879
Issuance and amortization of restricted stock grants and stock options	145	104
Exercise of employee stock options	7	285
Excess net tax benefit related to share-based compensation	-	163
Preferred and common stock issuance costs	(15)	(38)
Issuance of common stock warrants	-	839
Balance, end of year	23,369	23,232
Retained Earnings
Balance, beginning of year	19,596	18,801
Cumulative effect of change in accounting principle	-	(178)
Balance, beginning of year, after cumulative effect	19,596	18,623
Net earnings (loss)	(5,686)	1,676
Dividends declared on common stock	(187)	(651)
Dividends declared on preferred stock	(697)	(44)
Preferred stock accretion	(148)	(8)
Balance, end of year	12,878	19,596
Accumulated other comprehensive income (loss)
Balance, beginning of year	489	36
Net unrealized gains (losses) on available-for-sale securities, net of deferred tax	(533)	453
Balance, end of year	(44)	489
Total shareholders’ equity	$51,539	$58,505

See accompanying notes to consolidated financial statements

Valley Financial Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008
(In thousands)

	2009	2008
Cash flows from operating activities
Net income (loss)	$(5,686)	$1,676
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15,179	3,323
Depreciation and amortization of bank premises, equipment and software	871	906
Stock compensation expense	145	104
Deferred income tax	(1,829)	(388)
Net (gains) losses on sale of securities	(1,019)	14
Net (gains) losses on foreclosed and repossessed properties	692	(6)
Net (gains) losses on equipment disposals	7	6
Net amortization of bond premiums/discounts	215	140
Increase in unearned fees	(85)	(158)
Decrease in accrued interest receivable	136	341
(Increase) decrease in other assets	(3,996)	130
Increase in value of life insurance contracts	(540)	(551)
Decrease in accrued interest payable	(446)	(920)
Increase (decrease) in other liabilities	(1,848)	97
Net cash provided by operating activities	1,796	4,708

Cash flows from investing activities
(Increase) decrease in interest bearing deposits in banks	(23,673)	69
Purchases of bank premises, equipment and software	(490)	(2,526)
Purchases of securities available-for-sale	(81,379)	(36,172)
Purchases of securities held-to-maturity	(6,315)	-
Purchases of restricted equity securities	(565)	(1,544)
Proceeds from sales/calls/paydowns/maturities of securities available-for-sale	88,435	17,849
Proceeds from paydowns on securities held-to-maturity	4,298	7,500
Principal repayments of restricted equity securities	-	900
Purchase of bank owned life insurance	-	(200)
Proceeds from sale of foreclosed assets	2,847	911
Capitalized expenses on foreclosed assets	(30)	(317)
Increase in loans, net	(31,629)	(66,905)
Net cash used in investing activities	(48,501)	(80,435)

Cash flows from financing activities
Increase (decrease) in non-interest bearing deposits	3,079	(1,812)
Increase in interest bearing deposits	83,514	35,694
Proceeds from short-term borrowings	56,000	12,000
Principal repayments of short-term borrowings	(53,000)	(8,000)
Increase (decrease) in securities sold under agreements to repurchase	(14,389)	2,399
Increase (decrease) in federal funds purchased	(11,326)	8,038
Proceeds from long-term borrowings	5,000	20,000
Principal repayments of long-term borrowings	(20,000)	(12,000)
Cash dividends paid	(1,257)	(646)
Net proceeds from issuance of preferred stock	-	15,180
Net proceeds from issuance of common stock	(7)	410
Net proceeds from issuance of common stock warrants	-	839
Net cash provided by financing activities	47,614	72,102
Net increase (decrease) in cash and due from banks	909	(3,625)

Cash and due from banks at beginning of year	7,270	10,895
Cash and due from banks at end of year	$8,179	$7,270

Valley Financial Corporation
Consolidated Statements of Cash Flows, continued
For the Years Ended December 31, 2009 and 2008
(In thousands)

	2009	2008
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$14,861	$19,838
Cash paid during the year for income taxes	$810	$788

Noncash financing and investing activities
Transfer of loans to foreclosed property	$5,598	$567
Reclassification of borrowings from long-term to short-term	$20,000	$5,000

See accompanying notes to the financial statements.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

Note 1.  Summary of Significant Accounting Policies

General
Valley Bank (“the Bank”) provides traditional commercial banking services concentrated primarily in the Roanoke Valley of Virginia.  However, the Bank does not currently offer trust services.  As a state chartered, Federal Reserve member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve.  The Bank opened for business on May 15, 1995 at its main office in the City of Roanoke, opened its second office on September 11, 1995 in the County of Roanoke, its third office on January 15, 1997 in the City of Roanoke, its fourth office in the City of Salem on April 5, 1999, its fifth office in the City of Roanoke on May 7, 2001, its sixth office in County of Roanoke on May 20, 2002, its seventh office in the City of Roanoke on December 8, 2003, and its eighth office in the City of Roanoke on May 9, 2005.  Additionally, the Bank opened its wealth management subsidiary, Valley Wealth Management Services, Inc., in the City of Roanoke on June 23, 2005.

The Bank operates under a state charter issued by the Commonwealth of Virginia, and engages in the business of commercial banking. Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) and it is a member of the Federal Reserve System. Our primary purpose is to own and manage the Bank.

Effective October 16, 2002, the Bank established VB Investments, LLC as a wholly-owned subsidiary of the Bank to be a limited partner in various tax credit partnerships. The establishment of the subsidiary gives the Bank the right to utilize certain federal and state tax credits. Effective June 26, 2003, Valley Financial (VA) Statutory Trust I was established as a wholly-owned subsidiary of Valley Financial Corporation (“the Company”) for the purpose of issuing trust preferred securities. Effective September 26, 2005, Valley Financial (VA) Statutory Trust II was established as a wholly-owned subsidiary of the Company for the purpose of issuing additional trust preferred securities.  Effective December 15, 2006, Valley Financial Statutory Trust III was established as a wholly owned subsidiary of the Company for the purpose of issuing additional trust preferred securities.  These entities are for raising capital (in the case of the statutory trusts) or investments (in the case of the LLC) for the Company and the Bank.  Effective July 13, 2007, VFC Properties, LLC was established as a wholly-owned subsidiary of the Company to provide credit intermediary services for the Bank.  The Company dissolved this entity in July 2008.  In September 2008, the Bank established VB Land, LLC, a wholly-owned subsidiary to provide to provide credit intermediary services for the Bank.

Critical Accounting Policies
The accounting and reporting policies of the Company, the Bank, and the Company’s Statutory Trusts as discussed in Note 8, conform to generally accepted accounting principles (GAAP) and to general banking industry practices.  Our policies, with respect to the methodology for determination of the allowance for loan losses, involve a high degree of complexity.  Management must make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters.  Changes in these judgments, assumptions, or estimates would cause reported results to differ materially.  These critical policies and their application are reviewed periodically with our Audit Committee and Board of Directors.   The following is a summary of the more significant accounting policies:

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
For the Years Ended December 31, 2009 and 2008
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

Substantially all of the Bank's loan portfolio consists of loans in the Roanoke Valley.  Accordingly, the ultimate collectability of a substantial portion of the Bank's loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.  The regional economy is reasonably diverse.

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
For the Years Ended December 31, 2009 and 2008
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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that have been sustained in the loan portfolio.  The allowance is based on accounting standards for contingencies and receivables.  Losses are accrued when it is probable they have occurred and can be estimated.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
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

Premises and Equipment
Land is carried at cost.  The determination as to whether to capitalize a purchase or record as a current expense is based on the nature of the item, the useful life and the cost, but generally any purchase less than $1,000 will be expensed in the current period. Bank premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives:
Years
Buildings and improvements	30
Computer equipment	3
Computer software	3
Furniture and fixtures	10
Other equipment	3-10
Leasehold improvements	3-15

Foreclosed Assets
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

Share Based Compensation
Based on generally accepted accounting guidance for equity and stock compensation, share based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
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

See Note 13 for further information regarding our share based compensation assumptions and expenses.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

It is the company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company and its wholly-owned subsidiary file a consolidated income tax return.  Each entity provides for income taxes based on its contribution to income or loss of the consolidated group.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

Note 1.  Summary of Significant Accounting Policies, continued

Basic Earnings (Loss) per Share
Basic earnings per share is computed by dividing income (loss) to common shareholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends.

Diluted Earnings (Loss) per Share
The computation of diluted earnings (loss) per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.  These additional common shares would include employee equity share options, nonvested shares and similar equity instruments granted to employees, as well as the shares associated with the common stock warrants issued to the U.S. Treasury Department as part of the preferred stock transaction completed in December 2008. Diluted earnings (loss) per share are based upon the actual number of options or shares granted and not yet forfeited unless doing so would be antidilutive.  The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares.

Comprehensive Income (Loss)
Annual comprehensive income (loss) reflects the change in the Company’s equity during the year arising from transactions and events other than investments by and distributions to shareholders.  It consists of net income plus certain other changes in assets and liabilities that are reported as separate components of shareholders’ equity rather than as income or expense.

Financial Instruments
In the ordinary course of business the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and commercial and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Interest Rate Swap Agreements
For asset/liability management purposes, the Company may use interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts.  Interest rate swaps are contracts in which a series of cash flows from interest are exchanged over a prescribed period, based upon a notional amount.  The notional amount on which the interest payments are based is not exchanged.  These swap agreements are derivative instruments and generally convert a portion of the Company’s variable-rate loans to a fixed rate (cash flow hedge), and convert a portion of its fixed-rate loans to a variable rate (fair value hedge). Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  In addition, forwards and option contracts must reduce an exposure’s risk, and for hedges of anticipatory transactions, the significant terms and characteristics of the transaction must be identified and the transactions must be probable of occurring.  All derivative financial instruments held or issued by the Company are held or issued for purposes other than trading.  At December 31, 2009 and 2008 the Company did not have any derivative agreements related to interest rate hedging in place.

Cash flows resulting from derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
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

Recent Accounting Pronouncements
The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009.  The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is no longer applicable.  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the guidance to have any impact on the Company’s financial statements.  The accounting standard was amended in December, 2009, to include this guidance.

In October, 2009, updated guidance was issued to provide for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with prior guidance and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendment also requires several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendment are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

In January, 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid.  The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance.  The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

Note 1.  Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

Also in January, 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes.  The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity.  The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights.  The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2.  Restrictions on Cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average reserve balances.  The daily cash reserve requirement for the week including December 31, 2009 was $283, which was met by cash on hand.  The daily cash reserve requirement for the week including December 31, 2008 was $50, which was met by cash on hand.

As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance.  The target balance as of December 31, 2009 and December 31, 2008 was $250.

Note 3.  Securities

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale (“AFS”) as of December 31, 2009 and 2008 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
2009
U.S. Government and federal agency	$552	$7	$(1)	$558
Government-sponsored enterprises*	15,007	48	(182)	14,873
Mortgage-backed securities	49,522	423	(470)	49,475
States and political subdivisions	5,471	115	(7)	5,579
	$70,552	$593	$(660)	$70,485

2008
U.S. Government and federal agency	$629	$11	$-	$640
Government-sponsored enterprises*	25,922	503	-	26,425
Mortgage-backed securities	45,153	690	(370)	45,473
States and political subdivisions	4,798	22	(115)	4,705
	$76,502	$1,226	$(485)	$77,243

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

Note 3.  Securities, continued

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity (“HTM”) as of December 31, 2009 and 2008 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
2009
Mortgage-backed securities	$6,379	$121	$-	$6,500
States and political subdivisions	5,612	157	(23)	5,746
	$11,991	$278	$(23)	$12,246

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
2008
Government-sponsored enterprises*	$1,981	$27	$-	$2,008
Mortgage-backed securities	1,830	18	(1)	1,847
States and political subdivisions	6,190	103	(109)	6,184
	$10,001	$148	$(110)	$10,039

*Such as FNMA, FHLMC and FHLB.

The following tables detail unrealized losses and related fair values in the Bank’s available-for-sale investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2009 and 2008, respectively.

Temporarily Impaired Securities in AFS Portfolio

2009	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$199	$(1)	$-	$-	$199	$(1)
Government-sponsored enterprises*	10,555	(182)	-	-	$10,555	$(182)
Mortgage-backed securities	28,863	(468)	32	(2)	28,895	(470)
State and political subdivisions	666	(7)	-	-	666	(7)
Total temporarily impaired securities	$40,283	$(658)	$32	$(2)	$40,315	$(660)

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
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

The following tables detail unrealized losses and related fair values in the Bank’s held-to-maturity investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2009 and 2008, respectively.

Temporarily Impaired Securities in HTM Portfolio

2009	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State and political subdivisions	237	(17)	509	(6)	746	(23)
Total temporarily impaired securities	$237	$(17)	$509	$(6)	$746	$(23)

Temporarily Impaired Securities in HTM Portfolio

2008	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	403	(1)	-	-	403	(1)
State and political subdivisions	2,006	(109)	-	-	2,006	(109)
Total temporarily impaired securities	$2,409	$(110)	$-	$-	$2,409	$(110)

This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2009 and 2008, respectively.

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

Note 3.  Securities, continued

investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based upon this evaluation, there are three securities in the portfolio with unrealized losses for a period greater than 12 months.  We have analyzed each individual security for Other Than Temporary Impairment (“OTTI”) purposes by reviewing delinquencies, loan-to-value ratios, and credit quality and concluded that all unrealized losses presented in the tables above are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The amortized costs and approximate fair values of available-for-sale securities as of December 31, 2009, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

2009	Amortized Costs	Fair Values
Due in one year or less	$-	$-
Due after one year through five years	413	419
Due after five years through ten years	9,286	9,309
Due after ten years	11,331	11,282
Mortgage-backed securities	36,109	35,905
Collateralized mortgage obligations	13,413	13,570
	$70,552	$70,485

The amortized costs and approximate fair values of held-to-maturity securities as of December 31, 2009, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

2009	Amortized Costs	Fair Values
Due in one year or less	$141	$146
Due after one year through five years	300	325
Due after five years through ten years	2,337	2,400
Due after ten years	2,834	2,875
Mortgage-backed securities	922	954
Collateralized mortgage obligations	5,457	5,546
	$11,991	$12,246

Securities (excluding restricted equity securities) with amortized costs of $61,027 and $82,652 as of December 31, 2009 and 2008, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Restricted equity securities consist of Federal Home Loan Bank (“FHLB”) stock in the amount of $4,803 and $4,673, Federal Reserve Bank stock in the amount $1,219 and $784, and Community Bankers Bank stock in the amount of $150 and $150 as of December 31, 2009 and 2008, respectively.  Restricted equity securities are carried at cost.  The FHLB requires the Bank to maintain stock in an amount equal to 0.20% of total assets as of December 31 of the prior year and 4.5% of outstanding borrowings.  Upon request, the stock may be sold back to the FHLB, at cost.  Due to regulatory restrictions the FHLB is under, such stock redemptions have been indefinitely put on hold.  The Federal Reserve Bank of Richmond requires the Bank to maintain stock with a par value equal to 6% of its

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

Note 3.  Securities, continued

outstanding capital; however, the Federal Reserve Bank only requires the Bank to pay 50% of the par value of the stock.   Community Bankers Bank stock is restricted in the fact that the stock may only be repurchased by that Company and historically at cost.

Note 4.  Loans Receivable

The major components of loans in the consolidated balance sheets at December 31, 2009 and 2008 are as follows:

	2009	2008

Commercial	$86,436	$103,036
Real estate:
Construction and land development	87,409	87,376
Residential, 1-4 families	136,651	131,384
Commercial	255,527	225,318
Consumer	4,643	5,663
	570,666	552,777

Deferred loan fees	355	269
Allowance for loan losses	(14,630)	(7,592)
	$556,391	$545,454

Substantially all one-four family residential and commercial real estate loans collateralize the line of credit available from the Federal Home Loan Bank and substantially all commercial and construction loans collateralize the line of credit with the Federal Reserve Bank of Richmond Discount Window.

The aggregate amount of deposit overdrafts that have been reclassified as loans and included in the consumer category in the above table as of December 31, 2009 and 2008 was $27 and $168, respectively.

Note 5.  Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	2009	2008

Balance, beginning	$7,592	$4,883
Provision charged to expense	15,179	3,323
Recoveries of amounts charged off	46	58
Amounts charged off	(8,187)	(672)
Balance, ending	$14,630	$7,592

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

Note 5.  Allowance for Loan Losses, continued

An allowance determined in accordance with accounting standards for receivables is provided for all impaired loans.  The total recorded investment in impaired loans and the related allowance for loan losses at December 31, 2009 and 2008 is as follows:

	2009	2008

Impaired loans without a valuation allowance	$29,316	$17,776
Impaired loans with a valuation allowance	19,335	10,897
Total impaired loans	$48,651	$28,673

Valuation allowance related to impaired loans	$4,312	$2,194

The average annual recorded investment in impaired loans and interest income recognized on impaired loans for the years ended December 31, 2009 and 2008 (all approximate) is summarized below:

	2009	2008

Average investment in impaired loans	$50,013	$6,227
Interest income recognized on impaired loans	$1,954	$310
Interest income recognized on a cash basis on impaired loans	$1,977	$337

Except for adequately secured advances under an asset-based lending program, no additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans totaled $28,568 and $9,532 as of December 31, 2009 and 2008, respectively.  Loans past due more than ninety days and still accruing totaled $24 and $57 as of December 31, 2009 and 2008, respectively.  There were no restructured loans as of December 31, 2009 and 2008.

Note 6.  Premises and Equipment

Components of premises and equipment and total accumulated depreciation and amortization as of December 31, 2009 and 2008 are as follows:

	2009	2008

Land and improvements	$2,704	$1,697
Buildings	4,156	4,122
Furniture, fixtures, and equipment	4,378	4,305
Leasehold improvements	1,448	1,448
Construction in progress	108	1,042
	12,794	12,614

Less accumulated depreciation	(5,052)	(4,493)
	$7,742	$8,121

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

Note 6.  Premises and Equipment, continued

Depreciation expense for the years ended December 31, 2009 and 2008 amounted to $743 and $772, respectively.

The Company currently leases its main office location under a non-cancelable operating lease.  The lease for the main office has a term of seven years with the option of three additional renewal terms of five years each.  In addition, the Company currently leases two of its branch locations.  The Company exercised its option on a new location for our Grandin branch in which it will begin occupying in 2010.  The option calls for initial term of 5 years with four renewal options of 5 years each.

Additionally, the Company entered into a land lease in 2008 for its South Roanoke office.  The land lease has an initial lease term of twenty-five years with the option to renew for two additional twenty-five year periods. Rental expenses under operating leases were approximately $458 and $455 for 2009 and 2008 respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2009 were as follows:

2010	$481
2011	478
2012	479
2013	481
2014	482
Total	$2,401

Note 7.  Time Deposits

At December 31, 2009 the approximate scheduled maturities of time deposits are as follows:

Three months or less	$90,619
Four to twelve months	142,443
One to three years	49,528
Over three years	3,379
Total	$285,969

The aggregate amount of time deposits in denominations of $100 or more at December 31, 2009 and 2008 was $140,354 and $105,523 respectively.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

Note 8.  Borrowed Funds

Short-term debt
Short-term debt includes Federal Home Loan Bank Advances that mature in 12 months or less, securities sold under agreements to repurchase, federal funds purchased and borrowings for the discount window generally maturing within one to seven days from the transaction date.  Short-term Federal Home Loan Bank of Atlanta advances totaled $20,000 and $17,000 at December 31, 2009 and 2008, respectively.  The $20,000 balance as of December 31, 2009 is comprised of two fixed rate credits of $5,000 and $15,000. The $5,000 fixed rate advance was borrowed in May 2000 and matures May 24, 2010. The rate at December 31, 2009 was 6.49%. The $15,000 fixed rate credit was borrowed in December of 2007 and matures December 28, 2010. The rate at December 31, 2009 was 3.79%. At December 31, 2009, the Company had $17,000 available under short-term unsecured lines of credit and $53,084 available under short-term secured lines of credit.  Additional information is summarized below:

	2009	2008

Outstanding balance at December 31	$41,304	$64,019
Year-end weighted average rate	1.60%	1.18%
Daily average outstanding during the period	$38,596	$52,876
Average rate for the period	1.44%	2.33%
Maximum outstanding at any month-end during the period	$70,810	$73,300

Securities with a fair market value of $45,190 and $54,389 collateralized securities sold under agreements to repurchase at December 31, 2009 and 2008, respectively.

Long-term debt
The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $48,000 as of December 31, 2009.  There are two convertible advances in the amount of $5,000 each, two convertible advances in the amount of $10,000 each, one fixed-rate advance in the amount of $13,000 and one fixed-rate credit in the amount of $5,000.  The Federal Home Loan Bank of Atlanta has the option to convert the two $5,000 convertible advances on the conversion dates below, and on any quarterly interest payment date thereafter, with at least two business days notice.  If converted, these convertible advances will be converted into a 3-month London Interbank Offered Rate (“LIBOR”) based adjustable rate credit (ARC) at 3-month LIBOR.  The Federal Home Loan Bank of Atlanta has the option to convert the two $10,000 convertible advances on the conversion dates below, with at least two business days notice.  If converted, these advances will be converted into a 3-month LIBOR based adjustable rate credit at 3-month LIBOR plus or minus the then-current spread of such advance.  The following table provides more information on the outstanding advances as of December 31, 2009 and 2008:

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

LONG-TERM FEDERAL HOME LOAN BANK ADVANCES
                                      (dollars in thousands)

Advance	Maturity	Conversion		Current	12/31/09	12/31/08
Date	Date	Date		Rate	Balance	Balance
May 24, 2000	May 24, 2010	n/a	*	n/a	-	5,000
Feb. 9, 2001	Feb. 9, 2011	Quarterly		4.970%	5,000	5,000
June 29, 2006	June 29, 2016	n/a		5.030%	13,000	13,000
Nov. 9, 2006	Nov. 9, 2016	Quarterly		4.280%	5,000	5,000
Dec. 28, 2007	Dec. 28, 2010	n/a	*	n/a	-	15,000
Mar. 29, 2008	Mar. 29,2018	Mar. 29, 2011		2.625%	10,000	10,000
July 22, 2008	July 23,2018	July 25, 2011		3.530%	10,000	10,000
Nov. 20, 2009	Nov. 20,2012	n/a		1.972%	5,000	-

				TOTAL	$48,000	$63,000
* Included in short-term debt as of December 31, 2009.

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

Valley Financial Statutory Trust III, a statutory business trust (“Trust III”) was created by the Company on December 15, 2006, at which time Trust III issued $5,000 in aggregate liquidation amount of $1 par value preferred capital trust securities which mature January 30, 2037.  Distributions are payable on the securities at a floating rate equal to the 3-month LIBOR plus 1.73%, and the securities may be prepaid at par by Trust III at any time after

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

Note 8.  Borrowed Funds, continued

January 20, 2012.  The principal assets of Trust III are $5,155 of the Company’s junior subordinated debentures which mature on January 30, 2037, and bear interest at a floating rate equal to the 3-month LIBOR plus 1.73%, and which are callable by the Company after January 30, 2012.  All $155 in aggregation liquidation amount of Trust III’s common securities are held by the Company.

The preferred securities and common securities of all three trusts are included in the Company’s Tier 1 capital for regulatory capital adequacy purposes as they do not exceed 25% of the Company’s total Tier I capital excluding the securities.  The Company’s obligations with respect to the issuance of the preferred securities and common securities of both trusts constitute a full and unconditional guarantee by the Company of the trusts obligations with respect to the preferred securities and common securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on the trusts’ preferred trust securities and common securities.  As a result of the Company’s adoption of generally accepted accounting standards related to business consolidations, all three Trusts’ common securities have been presented as a component of other assets.

Note 9. Fair Value of Financial Instruments

Fair Value of Financial Instruments

The Company has adopted generally accepted accounting guidance for fair value measurement and disclosures beginning in our 2008 fiscal year and there was no material impact to our first quarter financial statements.  Accounting standards based on fair value measurement applies to all assets and liabilities that are being measured and reported on a fair value basis.  They require new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements.  This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Fair Value Hierarchy
Under generally accepted accounting guidance for fair value measurement and disclosures, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

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
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

Note 9. Fair Value of Financial Instruments, continued

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to fair value accounting standards.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy:

Assets and Liabilities Recorded at Fair Value on a Recurring Basis at December 31, 2009

(in 000’s)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$70,485	$-	$70,485	$-
Total assets at fair value	$70,485	$-	$70,485	$-

Total liabilities at fair value	$-	$-	$-	$-

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis at December 31, 2009

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

(in 000’s)	Total	Level 1	Level 2	Level 3
Impaired loans	$44,339	$-	$44,339	$-
Foreclosed assets	2,513	-	2,513	-
Total assets at fair value	$46,852	$-	$46,852	$-

Total liabilities at fair value	$-	$-	$-	$-

Accounting standards for financial instruments require disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.  These accounting standards exclude certain financial instruments and all non-financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
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

Investment Securities Available-for-Sale and Held-to-Maturity:  Investment securities available-for-sale and held-to-maturity are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans receivable:  The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures the amount of impairment in accordance with generally accepted accounting standards for receivables.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2008, all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with accounting guidance related to fair value measurement and disclosure, impaired loans where an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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
For the Years Ended December 31, 2009 and 2008
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

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

Note 9. Fair Value of Financial Instruments, continued

The carrying amounts and approximate fair values of the Corporation's financial instruments are as follows at December 31, 2009 and 2008:

	2009		2008
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$8,179	$8,179	$7,270	$7,270
Interest-bearing deposits in banks	23,699	23,699	26	26
Securities available-for-sale	70,485	70,485	77,243	77,243
Securities held-to-maturity	11,991	12,246	10,001	10,039
Restricted equity securities	6,172	6,172	5,607	5,607
Loans, net	556,391	557,975	545,454	549,360
Bank owned life insurance	12,930	12,930	12,390	12,390
Foreclosed assets	2,513	2,513	424	424

Financial liabilities
Total deposits	552,928	553,908	466,335	467,860
Short-term borrowings	20,000	20,000	17,000	17,000
Securities sold under agreements to repurchase	21,304	21,304	35,693	35,693
Federal funds purchased	-	-	11,326	11,326
Long-term borrowings	48,000	51,403	63,000	69,455
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	16,496	15,864	16,496	16,503

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

Note 10. Earnings (Loss) per Share

Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period.  The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options.  The following table details the computation of basic and diluted earnings per share for each year ended December 31.

	Net Income (Loss) to Common Shareholders	Weighted Average Shares	Per Share Amount
Year Ended December 31, 2009
Basic loss per share	$(6,633)	4,680,224	$(1.42)
Effect of dilutive stock options	-	-
Effect of dilutive stock warrants		-
Diluted loss per share	$(6,633)	4,680,224	$(1.42)

Year Ended December 31, 2008
Basic earnings per share	$1,623	4,646,087	$0.35
Effect of dilutive stock options	-	47,142
Effect of dilutive stock warrants		2,410
Diluted earnings per share	$1,623	4,695,639	$0.35

Note 11.  Employee Benefit Plan

The Company has a defined contribution plan (the Plan) qualifying under IRS Code Section 401(k).  Eligible participants in the Plan can contribute up to the maximum percentage allowable not to exceed the dollar limit under IRC Section 401(k).  Employee contributions are matched by the Company based on 100 percent of the first three percent of an employee's contribution and 50 percent of employee contributions which exceed three percent but do not exceed six percent.  For the years ended December 31, 2009 and 2008, the Company contributed $238 and $226, to the Plan, respectively.

During 2002, the Company adopted a deferred compensation plan to provide future compensation to certain members of management.  Under plan provisions, payments projected to range from $27 to $245 are payable for 15 years certain, generally beginning at age 65.  The liability accrued for compensation deferred under the plan was $1,444 at December 31, 2009 and $1,309 at December 31, 2008.  Deferred compensation expense, an actuarially determined amount, was $184 during 2009 and $286 during 2008.  Assumed discount rate, rate of compensation increase, and expected after-tax long-term rate of return on plan assets were 7.25%, 5%, and 5%, respectively at December 31, 2009 and December 31, 2008.

The Company has purchased and is the beneficiary of life insurance policies that are indirectly related to funding of our employee benefit plans.  The cash value totaled approximately $12,930 and $12,390 at December 31, 2009 and 2008, respectively.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

Note 12.  Shareholders’ Equity

On October 14, 2008, Treasury Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury would purchase equity stakes in certain banks and thrifts.  Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the Treasury would make $250 billion of capital available to U.S. financial institutions in the form of preferred stock (from the $700 billion authorized by the EESA).  In conjunction with the purchase of preferred stock, the Treasury would receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.  Secretary Paulson also announced that nine large financial institutions agreed to participate in the TARP Capital Purchase Program.

On December 12, 2008, as part of the Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 16,019 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 344,742 shares of the Company’s common stock, no par value per share (the “Common Stock”), at an initial exercise price of $6.97 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $16,019 in cash.  A value of $839 was assigned to the common stock warrants based on their relative fair value; accordingly, $15.2 million was originally recorded to Series A Preferred Stock.  The discount will be accreted up to the $16,019 over five years.

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

The Warrant is immediately exercisable. The Warrant provides for the adjustment of the exercise price and the number of shares of Common Stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Common Stock, and upon certain issuances of Common Stock at or below a specified price relative to the then-current market price of Common Stock. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2010, the Company receives aggregate gross cash proceeds of not less than the purchase price of the Preferred Stock from one or more “Qualified Equity Offerings” announced after October 13, 2008, the number of shares of common stock issuable pursuant to the Treasury’s exercise of the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

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

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

Note 13.  Share Based Compensation

We account for share based compensation in accordance with generally accepted accounting standards for equity and stock compensation. Under the fair value recognition provisions of this statement, share based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes.

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

The Company has two share based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was approximately $145 for the year ended December 31, 2009, and $104 for the year ended December 31, 2008. The total recognized tax benefit related to the compensation expense was $0 for the year ended December 31, 2009 and $1 for the year ended December 31, 2008.

Stock Option Plans

The Company has a 2005 Key Employee Equity Award Plan (the 2005 Plan).  The 2005 Plan gives the Company flexibility in tailoring equity-based compensation awards for employees from time to time to the continuing objective of aligning employee incentives with the interests of shareholders as the Company grows and develops.  In addition to incentive and nonqualified stock options, the 2005 Plan permits the grant of restricted stock, stock appreciation rights and stock units to persons designated as “Key Employees”.  The 2005 Plan will remain in effect for ten years, subject to the right of the Board of Directors to terminate the 2005 Plan earlier, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. The maximum aggregate number of shares of the Company’s common stock (no par value) that may be issued pursuant to awards made under the Plan may not exceed 250,000.  Accordingly, 250,000 shares of authorized but unissued common stock are reserved for use in the 2005 Plan.  Within the maximum limits, the Plan specifies that stock appreciation rights may not be granted with respect to more than 500 shares per recipient (2,000 shares for a new employee recipient) per year; and restricted shares and stock units, respectively, may not be granted for more than 5,000 shares per year per recipient.  Under the 2005 Plan, there are 176,250 incentive stock shares and 30,000 restricted stock shares granted to officers and key employees currently outstanding.  There are 43,750 shares available for grant as of December 31, 2009.

Additionally, the Company has a 1995 Incentive Stock Plan (the 1995 Plan) pursuant to which the Human Resources Committee of the Company’s Board of Directors may grant stock options to officers and key employees.  The 1995 Plan authorizes grants of options to purchase up to 311,850 shares (adjusted for stock splits) of the Company’s authorized but unissued common stock.  Under the 1995 Plan, there are options for 61,600 shares granted to officers and key employees currently outstanding and 65,773 shares available for grant as of December 31, 2009.

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
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

Note 13.  Share Based Compensation, continued

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the volatilities of our trading history. The expected life is based on the average life of the options of 10 years and the weighted average vesting period of 5 years, and forfeitures are estimated based on the Company’s history. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the years ended December 31, 2009 and 2008.

	12 Months Ended (dollars in thousands)
	2009	2008
Expected dividend yield	5%	2%
Risk-free interest rate	3.03%	2.51%
Expected life of options (in years)	7.3 years	7.5 years
Expected volatility of stock price	37.1% - 41.6%	37.1% - 39.1%

Total stock-based compensation recognized as compensation expense on our consolidated statement of income is as follows:

	12 Months Ended (dollars in thousands)
	12/31/09	12/31/08

Option Grants	$117	$102
Restricted Stock Grants	28	2

Total Compensation Expense	$145	$104

As of December 31, 2009, there was $348 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees.  A maturity schedule of the unrecognized compensation cost (dollars in thousands) as of December 31, 2009 is as follows:

	2010	2011	2012	2013	2014	Total
Compensation Cost	$133	$111	$67	$33	$4	$348

Total unrecognized compensation cost will be adjusted for future grants and future changes in estimated forfeitures.

General Stock Option Information

A summary of option activity under the stock option plans during the years ended December 31, 2009 and 2008 is presented below:

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

Note 13.  Share Based Compensation, continued

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Intrinsic Value of Options Exercised		Weighted Average Contractual Term

Balance 12/31/07	298,715	$7.68	$4.87		$440	4.18 years

Granted	63,600	7.02	2.44
Exercised	(94,633)	3.78	5.21		302
Forfeited	(10,700)	11.41	2.86
Expired	-	-	-
Authorized	-	-	-

Balance 12/31/08	256,982	$8.79	$2.66		$302	5.97 years

Granted	29,600	3.19	0.89
Exercised	(1,400)	5.08	0.95		-
Forfeited	(2,900)	10.69	3.94
Expired	(44,432)	5.20	0.95
Authorized	-	-	-

Balance at 12/31/09	237,850	$8.77	$2.76		$(125)	6.65 years

Exercisable at 12/31/09	123,350	$9.96	$2.98	$	n/a	4.90 years

Cash received from option exercises under all share-based payment arrangements for the twelve-month periods ended December 31, 2009 and 2008 was $7 and $285, respectively.

Information regarding shares vested during the years ended December 31, 2009 and 2008 are as follows:

Year Ending	Number of Shares Vested	Total Fair Value of Shares Vested
December 31, 2009	32,550	$118
December 31, 2008	24,610	$96

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

Note 13.  Share Based Compensation, continued

Information regarding the stock options outstanding at December 31, 2009 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.05 - $3.81	27,600	9.95 years	$3.05	-	-
$3.82 - $5.94	30,400	1.99 years	$5.25	28,400	$5.26
$5.95 - $12.85	155,300	7.18 years	$9.67	72,890	$10.61
$12.86 - $14.23	24,550	5.33 years	$13.81	22,060	$13.90

Totals	237,850	6.65 years	$8.77	123,350	$9.96

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2009 was $12 and $0, respectively.  The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2008 was $18 and $18, respectively.

A summary of the status of the Company’s non-vested options as of December 31, 2009 and 2008 and changes during the years then ended is presented below:

	Non-Vested Options Outstanding	Weighted Average Grant Date Fair Value

Non-vested options, 12/31/07	86,780	$4.03

Granted	63,600
Vested	(24,610)
Forfeited	(6,219)

Non-vested options, 12/31/08	119,551	$3.24

Granted	29,600
Vested	(32,550)
Forfeited	(2,100)

Non-vested options, 12/31/09	114,501	$2.51

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

Note 13.  Share Based Compensation, continued

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2009 and 2008 and changes during the years then ended is presented below:

	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value

Outstanding at 12/31/07	12,225	$12.52

Granted	16,000	$6.00
Forfeited	(12,225)	$12.50

Outstanding at 12/31/08	16,000	$6.00

Granted	14,000	$3.83
Forfeited	-	-

Outstanding at 12/31/09	30,000	$4.62

The fair value of each non-vested restricted stock grant is equal to the stock price on the date of grant and assumes the performance goals will be achieved.

Note 14.  Income Taxes

Purchased Tax Credits

The Company periodically invests in tax credits.  During the years ended December 31, 2009 and 2008, no tax credit investments were made.

Current and Deferred Income Tax Components

Total income tax expense (benefit) for the years ended December 31, 2009 and 2008 consists of the following:

	2009	2008

Current	$(747)	$1,176
Deferred	(2,516)	(599)
	$(3,263)	$577

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
 (In thousands, except share data)

Note 14.  Income Taxes, continued

Rate Reconciliation

Total income tax expense (benefit) differed from the "expected" amount computed by applying the U.S. Federal income tax rate of 34 percent to income before income taxes as a result of the following:

	2009	2008

Tax at statutory federal rate	$(3,043)	$766
Tax-exempt interest income	(174)	(129)
Tax-exempt interest disallowance	31	19
Cash surrender value of life insurance	(184)	(187)
Other	107	108
	$(3,263)	$577

Deferred Income Tax Analysis

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets
Allowance for loan losses	4,938	2,545
Tax credit	520	711
Net unrealized losses on available-for-sale securities	23	-
Interest income on nonaccrual loans	133	27
Employee benefits	491	445
Total deferred tax assets	6,105	3,728

Deferred tax liabilities
Net unrealized gains on available-for-sale securities	-	(252)
Depreciation	(102)	(102)
Accretion of bond discount	(51)	(46)
Total deferred tax liabilities	(153)	(400)
Net deferred tax assets	$5,952	$3,328

No valuation allowance has been used because we believe that it is more likely than not that we will recognize the full benefit of the deferred tax asset shown above.

The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with generally accepted accounting standards for income tax purposes.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
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

Note 16.  Commitments and Contingencies

The federal income tax returns of the Company for 2008 remain subject to examination by the IRS, generally for three years after they are filed. The Company will file its 2009 tax return by the legal filing deadline.

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

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

Note 16.  Commitments and Contingencies, continued

	2009	2008

Commitments to extend credit	$135,769	$128,823
Standby letters of credit	14,052	12,613
	$149,821	$141,436

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  These guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions.  Unless renewed, substantially all of the Bank's standby credit commitments at December 31, 2009 will expire within one year.  Management does not anticipate any material losses as a result of these transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Derivative Financial Instruments
For asset/liability management purposes, we may use interest rate swap agreements to hedge interest rate risk exposure to declining rates.  Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flow of the items being hedged.  At December 31, 2009 and 2008 the Company did not have any derivative agreements related to interest rate hedging in place.

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

Note 17.  Regulatory Restrictions

Dividends
The Company's principal source of funds for dividend payments is dividends received from the Bank.  The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by state law, regulations and policies.  A state bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand.  Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in-capital of the bank.  As of December 31, 2009 and 2008, the amount available for payment of dividends was $20,142 and $24,211 respectively.

The Company anticipates entering into a written agreement with the Federal Reserve which will include the requirement for prior approval before any distributions can be made on its Preferred Stock, any interest payments can be made on its Trust Preferred Securities, and any common dividends can be declared.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

Note 17.  Regulatory Restrictions, continued

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2009 and 2008 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2009 and 2008, the Company and the Bank were categorized as “well capitalized” as defined by applicable regulations.  To be categorized as “well capitalized”, the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since that date that management believes have changed the Company's or the Bank's category.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

Note 17.  Regulatory Restrictions, continued

Capital Requirements, continued

The Company's and the Bank's actual capital amounts and ratios are also presented in the table below.

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio

December 31, 2009
Total Capital (to Risk Weighted Assets): Consolidated Valley Bank	$$74,87168,003	13.01%11.88%	$$46,05545,790	8.0%8.0%	$	n/a57,237	n/a10.0%
Tier 1 Capital (to Risk Weighted Assets): Consolidated Valley Bank	$$67,58360,781	11.74%10.62%	$$23,02722,895	4.0%4.0%	$	n/a34,342	n/a6.0%
Tier 1 Capital (Leverage) (to Average Assets): Consolidated Valley Bank	$$67,58360,781	9.36%8.46%	$$28,89628,734	4.0%4.0%	$	n/a35,918	n/a5.0%
December 31, 2008
Total Capital (to Risk Weighted Assets): Consolidated Valley Bank	$$81,08057,348	14.36%10.25%	$$45,17044,742	8.0%8.0%	$	n/a55,927	n/a10.0%
Tier 1 Capital (to Risk Weighted Assets): Consolidated Valley Bank	$$74,01650,350	13.11%9.00%	$$22,58522,371	4.0%4.0%	$	n/a33,556	n/a6.0%
Tier 1 Capital (Leverage) (to Average Assets): Consolidated Valley Bank	$$74,01650,350	11.32%7.77%	$$26,13625,920	4.0%4.0%	$	n/a32,400	n/a5.0%

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

Note 17.  Regulatory Restrictions, continued

Inter-company transactions
Legal lending limits on loans by the Bank to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers.  Generally, a bank may lend up to 10% of its capital and surplus to its parent, if the loan is secured.  If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan.  If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers' acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply.  Under this definition, the legal lending limit for the Bank on loans to the Company was $11.0 million and $8.8 million at December 31, 2009 and December 31, 2008, respectively.  There was one loan from the Bank to the Company totaling $3.4 million at December 31, 2009 and no loans from the bank to the Company at December 31, 2008.

Note 18.  Related Party Transactions

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

Aggregate 2009 and 2008 loan transactions with directors and executive officers were as follows:

	2009	2008

Balances at beginning of year	$32,180	$29,450
Advances	27,325	18,478
Repayments	(31,076)	(15,748)
Balances at end of year	$28,429	$32,180

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

Note 19.  Parent Company Financial Information

Condensed financial information of Valley Financial Corporation is presented below:

Condensed Balance Sheets December 31, 2009 and 2008
	2009	2008
Assets
Cash	$2,115	$19,255
Loans, net of allowance for loan losses of $2,015 at December 31, 2009 and $53 at December 31, 2008	6,879	5,310
Investment in bank subsidiary, at equity	60,737	50,839
Investment in non-bank subsidiaries	496	496
Other assets	29	30
Total assets	$70,256	$75,930
Liabilities
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	$16,496	$16,496
Other liabilities	2,221	929
Total liabilities	18,717	17,425

Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; issued and outstanding 16,019 shares in 2009 and 2008, respectively	15,336	15,188
Common stock no par value; 10,000,000 shares authorized; issued and outstanding 4,680,251 shares and 4,678,851 shares in 2009 and 2008, respectively	23,369	23,232
Retained earnings	12,878	19,596
Accumulated other comprehensive income (loss)	(44)	489
Total shareholders’ equity	51,539	58,505
Total liabilities and shareholders’ equity	$70,256	$75,930

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

Note 19.  Parent Company Financial Information, continued

Condensed Statements of Operations December 31, 2009 and 2008
	2009	2008
Income
Interest income	$255	$338

Expenses
Interest expense on balance due to non-bank subsidiaries	475	850
Provision for loan losses	1,962	53
Other expenses	268	229
Total Expenses	2,705	1,132

Loss before income taxes and equity in undistributed net income of subsidiary	(2,450)	(794)

Income tax benefit	833	270
Loss before equity in undistributed net income of subsidiary	(1,617)	(524)
Equity in undistributed net income of subsidiary	(4,069)	2,200
Net income (loss)	$(5,686)	$1,676

Preferred dividends and accretion of discount on warrants	947	53
Net income (loss) to common shareholders	$(6,633)	$1,623

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(In thousands, except share data)

Note 19.  Parent Company Financial Information, continued

Condensed Statements of Cash Flows Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities
Net income (loss)	$(5,686)	$1,676
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income of subsidiary	4,069	(2,200)
Provision for loan and lease losses	1,962	53
Stock compensation expense	145	104
Decrease in other assets	1	26
Increase (decrease) in other liabilities	(1,736)	85
Net cash used in operating activities	(1,245)	(256)

Cash flows from investing activities
(Increase) in loans, net	(3,531)	(1,323)
Investment in bank subsidiary	(14,500)	-
Net cash used in investing activities	(18,031)	(1,323)

Cash flows from financing activities
Net proceeds from subsidiaries	3,400	-
Net proceeds from issuance of preferred stock	-	15,180
Net proceeds from issuance of common stock	(7)	246
Net proceeds from issuance of common stock warrants	-	839
Tax benefit from exercise of employee stock options	-	163
Cash dividends paid	(1,257)	(646)
Net cash provided by financing activities	2,136	15,782

Net increase / (decrease) in cash	(17,140)	14,203
Cash at beginning of year	19,255	5,052
Cash at end of year	$2,115	$19,255

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

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2009 based on the framework set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management concluded that, as of December 31, 2009, Valley Financial Corporation’s internal control over financial reporting was effective.

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

Item 9B.  Other Information

None.

PART III.

Item 10.  Directors and Executive Officers.

The information required by Items 401, 405, and 406 of Regulation S-K is set forth under the captions “Information Concerning Directors and Nominees”, “Certain Relationships and Related Transactions”, “Audit Committee Information”, “Nominating Committee”, “Audit Committee Financial Expert”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Code of Ethics” of the Company’s 2010 Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by Item 402 of Regulation S-K is set forth under the caption “Executive Compensation” of the Company’s 2010 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by Items 201(d) and 403 of Regulation S-K is set forth under the caption “Security Ownership of Certain Beneficial Owners” of the Company’s 2010 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-K is set forth under the caption “Certain Relationships and Related Transactions” of the Company’s 2010 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information required by item 9(e) of Schedule 14A is set forth under the caption “Audit Committee Information” of the Company’s 2010 Proxy Statement and is incorporated herein by reference.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report and can be found on our Company website at www.myvalleybank.com:
1.	Financial Statements: The flowing financial statements, notes and Independent Auditors’ Report may be found in Item 8 of this Form 10-K.

Independent Auditors’ Report.

Consolidated Balance Sheets as of December 31, 2009 and 2008.

Consolidated Statements of Income for the Years Ended December 31, 2009 and 2008.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009 and 2008.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 26, 2010.

Valley Financial Corporation

/s/ Ellis L. Gutshall
By:  Ellis L. Gutshall
                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities indicated as of March 26, 2010.

Signature	Title
/s/ Ellis L. Gutshall (Ellis L. Gutshall)	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Kimberly B. Snyder (Kimberly B. Snyder)	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Abney S. Boxley, III * (Abney S. Boxley, III)	Director
/s/ William D. Elliot * (William D. Elliot)	Director
/s/ James S. Frantz, Jr. (James S. Frantz, Jr.)	Director
/s/ Mason Haynesworth * (Mason Haynesworth)	Director
/s/ Eddie F. Hearp * (Eddie F. Hearp)	Director
/s/ Anna L. Lawson * (Anna L. Lawson)	Director
/s/ Barbara B. Lemon * (Barbara B. Lemon)	Director
/s/ A. Wayne Lewis * (A. Wayne Lewis)	Director
/s/ Samuel L. Lionberger, Jr. * (Samuel L. Lionberger, Jr.)	Director

/s/ George W. Logan * (George W. Logan)	Chairman, Director
/s/ Geoffrey M. Ottaway * (Geoffrey M. Ottaway)	Director
/s/ John W. Starr * (John W. Starr)	Director
/s/ Ward W. Stevens * (Ward W. Stevens)	Director
/s/ Michael E. Warner * (Michael E. Warner)	Director
/s/ *Edward B. Walker* (Edward B. Walker)	Director

* By: /s/ Kimberly B. Snyder (Kimberly B. Snyder) (Attorney in Fact)

INDEX TO EXHIBITS

3.1	Articles of Incorporation (filed herewith).

3.2	Articles of Amendment with respect to the Preferred Stock (incorporated herein by reference to Exhibit No. 3.1 of Form 8-K filed December 15, 2008, File No. 33-77568).

3.3	Bylaws as amended August 30, 2007 (filed herewith).

4.1	Form of Certificate for the Preferred Stock (incorporated herein by reference to Exhibit No. 4.1 of Form 8-K filed December 15, 2008, File No. 33-77568).

4.2	Warrant for Purchase of Shares of Preferred Stock (incorporated herein by reference to Exhibit No. 4.2 of Form 8-K filed December 15, 2008, File No. 33-77568).

10.1
Letter Agreement, dated December 12, 2008, by and between Valley Financial Corporation and the United States Department of the Treasury (incorporated herein by reference to Exhibit No. 10.1 of Form 8-K filed December 15, 2008, File No. 33-77568).

*10.2
Form of Waiver agreement by and between the Senior Executive Officers and Valley Financial Corporation (incorporated herein by reference to Exhibit No. 10.2 of Form 8-K filed December 15, 2008, File No. 33-77568).

*10.3
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

*10.5
Insurance Transfer Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.20 of Form 10-KSB filed March 30, 2004, File No. 33-77568).

*10.6
Amended Employment Agreement between the Company and Mr. Ellis L. Gutshall, President and Chief Executive Officer (incorporated herein by reference to Exhibit 10.1 of Form 10-Q, filed November 13, 2008, File No. 33-77568).

*10.7
Employment Agreement between the Company and Ms. Kimberly B. Snyder, Executive Vice President and Chief Financial Officer (incorporated herein by reference to Exhibit 10.2 of Form 10-Q, filed November 13, 2008, File No. 33-77568).

*10.8
Split-Dollar Insurance Agreement between the Company and Ms. Kimberly B. Snyder, Executive Vice President and Chief Financial Officer (incorporated herein by reference to Exhibit 10.3 of Form 10-Q, filed November 13, 2008, File No. 33-77568).

*10.9
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

*10.10	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.20 of Form 10-K, filed March 27, 2009, File No. 33-77568).

*10.11	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.21 of Form 10-K, filed March 27, 2009, File No. 33-77568).

*10.12
Amendment to Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis L. Gutshall, amended January 31, 2008 (incorporated herein by reference to Exhibit 10.1 of Form 10-Q, filed May 12, 2008, File No. 33-77568).

*10.13
Amendment to Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and A. Wayne Lewis, amended January 31, 2008 (incorporated herein by reference to Exhibit 10.2 of Form 10-Q, filed May 12, 2008, File No. 33-77568).

*10.14
Amendment to Employment Agreement effective December 12, 2008, by and between the Company and Ellis L. Gutshall, President and Chief Executive Officer (incorporated herein by reference to Exhibit 10.1 of Form 8-K, filed March 19, 2009, File No. 33-77568).

*10.15
Amendment to Employment Agreement effective December 12, 2008, by and between the Company and Kimberly B. Snyder, Executive Vice President and Chief Financial Officer (incorporated herein by reference to Exhibit 10.2 of Form 8-K, filed March 19, 2009, File No. 33-77568).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Elliot Davis, LLC (filed herewith).

24	Power of Attorney (filed herewith).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	TARP Chief Executive Officer Certification (filed herewith).

99.2	TARP Chief Executive Officer Certification (filed herewith).