Form 10-Q
period 2010-03-31
VALLEY FINANCIAL CORP /VA/
filed 2010-05-14
CIK 921590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to_____________________________________

Commission File Number:  000-28342

VALLEY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

VIRGINIA (State or other jurisdiction of incorporation or organization)	54-1702380 (I.R.S. Employer Identification No.)

36 Church Avenue, S.W. Roanoke, Virginia (Address of principal executive offices)	24011 (Zip Code)
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

Large accelerated filer     ☐                                                                                                                                                                                                                                        Accelerated filer ☒

Non-accelerated filer       ☐ (Do not check if a smaller reporting company)                                                                                                                                    Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)
                                                                                                                                                                                                                                                                                                 Yes  ☐  No ☒

At May 11, 2010, 4,680,251 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION
FORM 10-Q
March 31, 2010

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

Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a number of factors. Factors that may cause actual results to differ materially from those expected include the following:

•	General economic conditions may deteriorate and negatively impact the ability of borrowers to repay loans and depositors to maintain balances;

•	General decline in the residential real estate construction and finance market;

•	Decline in market value of real estate in the Company’s markets;

•	Changes in interest rates could reduce net interest income and/or the borrower’s ability to repay loans;

•	Competitive pressures among financial institutions may reduce yields and profitability;

•	Legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses that the Company is engaged in;

•	Increased regulatory supervision could limit our ability to grow and could require considerable time and attention of our management and board of directors;

•	New products developed or new methods of delivering products could result in a reduction in business and income for the Company;

•	The Company’s ability to continue to improve operating efficiencies;

•	Natural events and acts of God such as earthquakes, fires and floods;

•	Loss or retirement of key executives; and

•	Adverse changes may occur in the securities market.

These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein.  We caution readers not to place undue reliance on those statements, which speak only as of the date of this report.

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements.
VALLEY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In 000s, except share and share data)

	(Unaudited) 3/31/10	(Audited) 12/31/09
Assets
Cash and due from banks	$7,223	$8,179
Interest-bearing deposits in banks	44,814	23,699
Securities available-for-sale	76,436	70,485
Securities held-to-maturity (approximate market values of $11,848 at March 31, 2010 and $12,246 at December 31, 2009, respectively)	11,483	11,991
Restricted equity securities	6,172	6,172
Loans, net of allowance for loan losses of $14,263 at March 31, 2010 and $14,630 at December 31, 2009	554,052	556,391
Foreclosed assets, net	3,258	2,513
Premises and equipment, net	7,625	7,742
Bank owned life insurance	13,064	12,930
Accrued interest receivable	2,476	2,498
Other assets	11,644	11,125
Total assets	$738,247	$713,725

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$20,788	$17,629
Interest-bearing deposits	557,678	535,299
Total deposits	578,466	552,928

Federal funds purchased and securities sold under agreements to repurchase	17,968	21,304
Short-term borrowings	25,000	20,000
Long-term borrowings	43,000	48,000
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	16,496	16,496
Accrued interest payable	1,745	2,462
Other liabilities	2,944	996
Total liabilities	685,619	662,186

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; 16,019 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	15,376	15,336
Common stock, no par value; 10,000,000 shares authorized; 4,680,251 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	23,415	23,369
Retained earnings	13,486	12,878
Accumulated other comprehensive income	351	(44)
Total shareholders’ equity	52,628	51,539
Total liabilities and shareholders’ equity	$738,247	$713,725
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In 000s, except share and per share data)

	3 Months Ended
	3/31/10	3/31/09
Interest Income:
Interest and fees on loans	$7,331	$7,196
Interest on securities–taxable	716	1,011
Interest on securities-nontaxable	121	110
Interest on deposits in banks	19	-
Total interest income	8,187	8,317
Interest Expense:
Interest on deposits	2,428	2,804
Interest on short-term borrowings	258	85
Interest on long-term borrowings	423	656
Interest on guaranteed preferred beneficial interests in the
Company’s junior subordinated debentures	89	150
Interest on federal funds purchased and securities sold
under agreements to repurchase	11	28
Total interest expense	3,209	3,723
Net interest income	4,978	4,594
Provision for loan losses	208	1,433
Net interest income after provision for loan losses	4,770	3,161

Noninterest Income:
Service charges on deposit accounts	307	271
Income earned on bank owned life insurance	134	135
Realized gain on sale of securities	-	267
Realized gain (loss) on sale of foreclosed assets	18	(30)
Other income	114	56
Total noninterest income	573	699

Noninterest Expense:
Compensation expense	1,985	1,782
Occupancy and equipment expense	397	422
Data processing expense	289	249
Advertising and marketing expense	117	57
Insurance	362	204
Audit fees	111	85
Legal	88	123
Franchise tax expense	123	106
Deposit expense	125	94
Loan expenses	78	97
Computer software expense	97	107
Foreclosed asset expenses, net	96	18
Other expense	353	350
Total noninterest expense	4,221	3,694
Income before income taxes	1,122	166

Income tax expense	274	18
Net income	$848	148
Preferred dividends and accretion of discounts on warrants	239	235
Net income (loss) available to common shareholders	$609	(87)

Earnings (loss) per share
Basic earnings (loss) per common share	$0.13	$(0.02)
Diluted earnings (loss) per common share	$0.13	$(0.02)
Weighted average shares outstanding	4,680,251	4,680,142
Diluted average shares outstanding	4,685,799	4,680,426
Dividends declared per common share	$-	$-

See accompanying notes to the consolidated financial statements

VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In 000s, except share and per share data)

	Three Months Ended
	3/31/10	3/31/09
Cash flows from operating activities
Net income	$ 848	$ 148
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	208	1,433
Depreciation and amortization of bank premises, equipment and software	206	222
Stock compensation expense	46	36
(Increase) decrease in deferred income tax	(113)	191
Net (gains) on sale of securities	-	(267)
Net (gains) losses on foreclosed and repossessed assets	(18)	31
Net losses on equipment disposals	5	1
Net amortization of bond premiums/discounts	159	30
Increase (decrease) in unearned fees	(28)	91
Decrease in accrued interest receivable	22	147
(Increase) decrease in other assets	(420)	153
Increase in value of life insurance contracts	(134)	(135)
Decrease in accrued interest payable	(717)	(100)
Increase (decrease) in other liabilities	1,947	(272)
Net cash provided by operating activities	2,011	1,709

Cash flows from investing activities
Increase in interest bearing deposits in banks	(21,115)	-
Increase in federal funds sold	-	(10,572)
Purchases of bank premises, equipment and software	(79)	(243)
Purchases of securities available-for-sale	(14,829)	(5,742)
Purchases of securities held-to-maturity	-	(6,315)
Purchases of restricted equity securities	-	(131)
Proceeds from sales/calls/paydowns/maturities of securities available-for-sale	9,119	17,113
Proceeds from paydowns on securities held-to-maturity	503	2,111
Proceeds from sale of foreclosed and repossessed assets	76	585
Capitalized costs related to foreclosed assets	(398)	(11)
Increase (decrease) in loans, net	1,754	(18,261)
Net cash used in investing activities	(24,969)	(21,466)

Cash flows from financing activities
Increase in non-interest bearing deposits	3,159	3,996
Increase in interest bearing deposits	22,379	32,529
Proceeds from short-term borrowings	-	36,000
Principal repayments of short-term borrowings	-	(36,000)
Decrease in securities sold under agreements to repurchase	(3,336)	(6,193)
Decrease in federal funds purchased	-	(11,326)
Cash dividends paid	(200)	(468)
Net proceeds from issuance of common stock	-	(7)
Net cash provided by financing activities	22,002	18,531
Net decrease in cash and due from banks	(956)	(1,226)

Cash and due from banks at beginning of year	8,179	7,270
Cash and due from banks at end of year	$ 7,223	$ 6,044

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$ 3,926	$ 3,823
Cash paid during the period for income taxes	$ -	$ 323

Noncash financing and investing activities
Transfer of loans to foreclosed property	$ 405	$ 2,028
Reclassification of borrowings from long-term to short-term	$ 5,000	$ -

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2010 (Unaudited)
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

The consolidated financial statements of the Company conform to generally accepted accounting principles and to general banking industry practices. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the consolidated financial statements herein have been included. The consolidated financial statements herein should be read in conjunction with the Company's 2009 Annual Report on Form 10-K.

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

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure.

(2)           Securities

The carrying values, unrealized gains, unrealized losses, and approximate fair values of available-for-sale and held-to-maturity investment securities at March 31, 2010 are shown in the tables below. As of March 31, 2010, investments (including both available-for-sale and held-to-maturity) and restricted equity securities with amortized costs and fair values of $60,409 and $61,357, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale (“AFS”) as of March 31, 2010 and December 31, 2009 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
March 31, 2010
U.S. Government and federal agency	$2,528	$4	$-	$2,532
Government-sponsored enterprises	16,509	66	(34)	16,541
Mortgage-backed securities	51,395	598	(213)	51,780
States and political subdivisions	5,472	118	(7)	5,583
	$75,904	$786	$(254)	$76,436

December 31, 2009
U.S. Government and federal agency	$552	$7	$(1)	$558
Government-sponsored enterprises	15,007	48	(182)	14,873
Mortgage-backed securities	49,522	423	(470)	49,475
States and political subdivisions	5,471	115	(7)	5,579
	$70,552	$593	$(660)	$70,485

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity (“HTM”) as of March 31, 2010 and December 31, 2009 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
March 31, 2010
Mortgage-backed securities	5,883	251	-	6,134
States and political subdivisions	5,600	138	(24)	5,714
	$11,483	$389	$(24)	$11,848

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
December 31, 2009
Mortgage-backed securities	6,379	121	-	6,500
States and political subdivisions	5,612	157	(23)	5,746
	$11,991	$278	$(23)	$12,246

The following table presents the maturity ranges of securities available-for-sale as of March 31, 2010 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION
(in 000’s)

	Available for Sale
	March 31, 2010
	Amortized Costs	Fair Value	Yield

U.S.Government and federal agency:
Within one year	$ -	$ -	-
After one but within five years	390	394	3.57%
After five but within ten years	2,020	2,020	3.99%
After ten years	118	118	0.84%

Government-sponsored enterprises:
Within one year	-	-	-
After one but within five years	-	-	-
After five but within ten years	16,509	16,541	4.54%
After ten years	-	-	-

Obligations of states and subdivisions:
Within one year	-	-	-
After one but within five years	-	-	-
After five but within ten years	278	280	4.85%
After ten years	5,194	5,303	4.87%

Mortgage-backed securities	38,699	38,754	3.50%

Collateralized mortgage obligations	12,696	13,026	4.47%

Total	$ 75,904	$ 76,436

Total Securities by Maturity Period *
Within one year	$ -	$ -
After one but within five years	390	394
After five but within ten years	18,807	18,841
After ten years	5,312	5,421
Mortgage-backed securities	38,699	38,754
Collateralized mortgage obligations	12,696	13,026

Total by Maturity Period	$ 75,904	$ 76,436

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

The following table presents the maturity ranges of securities held-to-maturity as of March 31, 2010 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION
(in 000’s)
	Held to Maturity
	March 31, 2010
	Amortized Costs	Fair Value	Yield

Obligations of states and subdivisions:
Within one year	141	145	4.00%
After one but within five years	300	323	3.75%
After five but within ten years	2,331	2,387	4.83%
After ten years	2,828	2,859	5.75%

Mortgage-backed securities	846	882	4.42%

Collateralized mortgage obligations	5,037	5,252	5.58%

Total	$ 11,483	$ 11,848

Total Securities by Maturity Period *
Within one year	$ 141	$ 145
After one but within five years	300	323
After five but within ten years	2,331	2,387
After ten years	2,828	2,859
Mortgage-backed securities	846	882
Collateralized mortgage obligations	5,037	5,252
Total by Maturity Period	$ 11,483	$ 11,848

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

The following tables detail unrealized losses and related fair values in the Bank’s available-for-sale investment securities portfolio.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2010 and December 31, 2009.  At March 31, 2010 we evaluated our investment portfolio and determined all unrealized losses presented in the table below are not related to an issuer’s financial condition but are due to changes in the level of interest rates and declines are deemed to be temporary in nature.  Factors considered in making this determination include length and severity of impairment, underlying reason for impairment and the Bank’s ability and intent to hold the investment until recovery.

Temporarily Impaired Securities in AFS Portfolio

March 31, 2010	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises*	$9,775	$(34)	$-	$-	$9,775	$(34)
Mortgage-backed securities	24,829	(211)	29	(2)	24,858	(213)
State and political subdivisions	666	(7)	-	-	666	(7)
Total temporarily impaired securities	$35,270	$(252)	$29	$(2)	$35,299	$(254)

Temporarily Impaired Securities in AFS Portfolio

December 31, 2009	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$199	$(1)	$-	$-	$199	$(1)
Government-sponsored enterprises*	10,555	(182)	-	-	10,555	(182)
Mortgage-backed securities	28,863	(468)	32	(2)	28,895	(470)
State and political subdivisions	666	(7)	-	-	666	(7)
Total temporarily impaired securities	$40,283	$(658)	$32	$(2)	$40,315	$(660)

The following tables detail unrealized losses and related fair values in the Bank’s held-to-maturity investment securities portfolio.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2010 and December 31, 2009.

Temporarily Impaired Securities in HTM Portfolio

March 31, 2010	Less than 12 months	12 Months or More	Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State and political subdivisions	$237	$(18)	$509	$(6)	$746	$(24)
Total temporarily impaired securities	$237	$(18)	$509	$(6)	$746	$(24)

Temporarily Impaired Securities in HTM Portfolio

December 31, 2009	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State and political subdivisions	$237	$(17)	$509	$(6)	$746	$(23)
Total temporarily impaired securities	$237	$(17)	$509	$(6)	$746	$(23)

*Such as FNMA, FHLMC and FHLB.

No securities were sold during the three-month period ending March 31, 2010.

 (3)           Allowance for Loan Losses

The following table summarizes the loan loss experience for the three-month periods ended March 31, 2010 and 2009.

Allowance for Loan Losses
                                                  (dollars in 000s)
	3/31/10	3/31/09
Balance at January 1	$ 14,630	$ 7,592
Provision for loan losses	208	1,433
Recoveries:
Commercial	13	-
Loans to individuals	3	-
Real Estate Construction	3	-
Charged off loans:
Commercial	(58)	(1,440)
Loans to individuals	-	(2)
Commercial Real Estate	(11)	-
Residential Real Estate	(180)	-
Real Estate Construction	(345)	-
Balance at March 31	$ 14,263	$ 7,583

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

	Earnings/(Loss) Per Share
	3 Months Ending
	3/31/10	3/31/09

Basic	$0.13	($0.02)

Diluted	$0.13	($0.02)

	Weighted Average Shares
	3 Months Ending
	3/31/10	3/31/09

Basic	4,680,251	4,680,142

Diluted	4,685,799	4,680,426

(5)           Comprehensive Income

For the three months ended March 31, 2010 and 2009, total comprehensive income (loss) was $1,243 and $178, respectively.

The information that follows discloses the reclassification adjustments and the income taxes related to the net unrealized gains on securities available-for-sale that are included in other comprehensive income, net of income taxes for the three-month periods ended March 31, 2010 and 2009.

	3 Months Ended (dollars in 000s)
	3/31/10	3/31/09
Net unrealized gains on securities available for sale:
Change in net unrealized gains on available for sale	$599	$312
Reclassification adjustment for gains realized in income	-	(267)
Income tax expense	(204)	(15)
Other comprehensive income, net of income taxes	$395	$30

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments.  The same credit policy is used in making commitments as is used for on-balance-sheet risk.  At March 31, 2010 outstanding commitments to extend credit were $132,722 as compared to $149,821 at December 31, 2009.

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

(7)           Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings at March 31, 2010 totaled $25,000, an increase of $5,000 as compared to the $20,000 reported at December 31, 2009.  In February, a $5,000 convertible FHLB advance was reclassified into short-term borrowings from long-term borrowings as it matures in February 2011.

Long-term FHLB borrowings at March 31, 2010 totaled $43,000, a reduction of $5,000 as compared to the $48,000 reported at December 31, 2009.  This reduction is due to the convertible advance that was reclassified into short-term borrowings in February as described above.

(8)           Stock Based Compensation

The Company has two share-based compensation plans, which are described Company’s Annual Report Form 10-K. The compensation cost that has been charged against income for those plans was approximately $46 and $36 for the three-month periods ended March 31, 2010 and 2009, respectively.  The Company has no nonqualified stock options outstanding at March 31, 2010.

A summary of option activity during the three-month period ended March 31, 2010 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Intrinsic Value of Options Exercised	Weighted Average Contractual Term
Balance at 12/31/09	237,850	$8.77	$2.76	$(125)	6.65 years

Granted	6,700	4.05	1.42

Balance at 3/31/10	244,450	$8.64	$2.72	$41	6.49 years

Exercisable at 3/31/10	130,950	$10.03	$3.01	n/a	4.80 years

Information regarding shares vested during the three-month periods ended March 31, 2010 and 2009 are as follows:

	3 Months Ended (dollars in 000s)
	3/31/10	3/31/09
Number of shares vested:	7,700	7,400
Total fair value of shares vested:	$26	$26

A summary of restricted stock activity during the three-month period ended March 31, 2010 is presented below:

	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value

Outstanding at 12/31/09	30,000	$4.62

Granted	36,195	$4.05

Outstanding at 3/31/10	66,195	$4.31

(9)           Fair Value

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy:

Assets and Liabilities Recorded at Fair Value on a Recurring Basis at March 31, 2010

(in 000’s)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale:
U.S. Government and federal agency	$2,532	$-	$2,532	$-
Government-sponsored enterprises	16,541	-	16,541	-
Mortgage-backed securities	51,780	-	51,780	-
States and political subdivisions	5,583	-	5,583	-
Total assets at fair value	$76,436	$-	$76,436	$-

Total liabilities at fair value	$-	$-	$-	$-

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis at March 31, 2010

(in 000’s)	Total	Level 1	Level 2	Level 3
Impaired loans
Commercial	$2,784	$-	$2,784	$-
Commercial Real Estate	13,683	-	13,683	-
Residential Real Estate	8,354	-	8,354	-
Construction Real Estate	21,636	-	21,636	-
Foreclosed assets	3,258	-	3,258	-
Total assets at fair value	$49,715	$-	$49,715	$-

Total liabilities at fair value	$-	$-	$-	$-

The carrying amounts and approximate fair values of the Corporation's financial instruments are as follows at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
(in 000’s)	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$7,223	$7,223	$8,179	$8,179
Interest-bearing deposits in banks	44,814	44,814	23,699	23,699
Securities available-for-sale	76,436	76,436	70,485	70,485
Securities held-to-maturity	11,483	11,848	11,991	12,246
Restricted equity securities	6,172	6,172	6,172	6,172
Loans, net	554,052	553,464	556,391	557,975
Bank owned life insurance	13,064	13,064	12,930	12,930
Foreclosed Assets	3,258	3,258	2,513	2,513

Financial liabilities
Total deposits	578,466	579,568	552,928	553,908
Short-term borrowings	25,000	25,000	20,000	20,000
Securities sold under agreements to repurchase	17,968	17,968	21,304	21,304
Long-term borrowings	43,000	46,338	48,000	51,403
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	16,496	15,865	16,496	15,864

(10)                     Preferred Stock Dividends

On January 28, 2010, the Board of Directors declared a cash dividend on the Company’s preferred stock in the amount of $200.  This dividend was paid February 16, 2010.  On April 29, 2010 the Board of Directors voted to defer the preferred dividend payment due on May 17, 2010.  This deferral will be evaluated on a quarterly basis.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the three-month periods ended March 31, 2010 and 2009 is as follows.  The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes on the December 31, 2009 Form 10-K.

Critical Accounting Policy

For a discussion of the Company’s critical accounting policy related to the allowance for loan losses, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Net income for the quarter ended March 31, 2010 was $848,000, compared to net income of $148,000 for the same period last year, an increase of $700,000 or 473.0%.  After the dividend on preferred stock and accretion on discounts on warrants, net income available to common shareholders for the quarter was $609,000 or $0.13 per diluted common share as compared to a net loss to common shareholders of $87,000 or $0.02 per diluted common share for the first quarter of 2009.   The increase in net income over the same period last year is primarily due to a decrease in our loan loss provisions, from $1,433,000 in the first three months of 2009 to $208,000 in the first quarter of this year.

For the three-month period ended March 31, 2010, interest income decreased $100,000, or 1.2%, to $8.2 million from $8.3 million in the same three-month period last year.  While our yields on loans have risen slightly in the first three month period of 2010 compared to the same period last year, the overall decrease in interest income is attributable to our investment portfolio yields declining over 100 basis points during those two periods.  Over the past year, numerous calls of our higher-yielding agency bonds and increased prepayment speeds on higher coupon mortgage-related securities have created tremendous cash flow in our investment portfolio.  The increased cash flow from these calls and pay-downs, coupled with our significant growth in deposits, allowed for large reinvestment opportunities in an extremely low interest rate environment. To manage our price risk, we have used these investment opportunities to shorten our investment portfolio to better position our balance sheet for when interest rates begin to rise.  By managing balance sheet risks and shortening up our investment maturities, the offset has been that we have had to purchase securities that yield below our optimal rate, resulting in short-term pressure on our net interest margin. The long-term benefits will be that we will have significant cash flows available to us when interest rates rise and investment opportunities are more appealing.

Likewise, we have experienced a significant reduction in our interest expense during the period due to the lower interest rate environment.  For the three-month period ended March 31, 2010, interest expense totaled $3.2 million compared to $3.7 million for the same period last year, a decrease of $500,000, or 13.5%.  Despite average deposits for the first quarter of 2010 totaling $573.1 million compared to $482.5 million in the same period in the prior year, interest expense on those deposits decreased by $376,000, or 13.4%.  Interest expense on borrowings decreased $138,000, or 15.0%, in the three-month period ending March 31, 2010 compared to the same period last year.

As a result of our liability costs re-pricing downward more quickly than our asset yields, we experienced an increase in our net interest income of $384,000, or 8.4%, for the first quarter of 2010 as compared to the same three-month period in 2009.  Our net interest margin increased by 6 basis points to 2.95% for the first quarter of 2010 in comparison to 2.89% for quarter ended March 31, 2009.

For the three-month period ended March 31, 2010, we recorded a provision for losses on loans of $208,000 compared to $1.4 million for the same period last year, a decrease of $1.2 million.  The ratio of the allowance for loan losses to total loans outstanding was approximately 2.51% at March 31, 2010, which compares to approximately 2.56% at December 31, 2009.  At March 31, 2010, our total reserves amounted to $14.3 million with $4.1 million as specific reserves on our impaired loans and $10.2 million as general reserves to cover inherent risks in our loan portfolio based on the current economic environment.  Based upon our detailed quarterly analysis performed on our loan portfolio, we believe our reserve balances are appropriate given the uncertain economic climate.

Noninterest income decreased $126,000 for the three-month period ended March 31, 2010, or 18.0%, compared to the same period last year, from $699,000 to $573,000.  The primary driver in the reduction is the $267,000 in gains realized on securities sold in the first quarter of 2009.

Noninterest expense for the first quarter of 2010 totaled $4.2 million, an increase of $500,000, or 13.5%, compared to $3.7 million during the same quarter in 2010. Our insurance costs, primarily from FDIC insurance fees, have risen dramatically this year, from $204,000 in the first three months of 2009 to $362,000 this year, an increase of 77.5%.  Advertising and marketing expenses increased $60,000, or 105.3%, as we have rolled out two new exciting deposit products, MyTunes Checking and MyLifestyle Savings, during the period.  We have seen similar increases in our compensation expense (however, two-thirds of this increase is based on lower salary deferrals upon origination of loans, due to a significant decrease in loan growth) and foreclosed asset expenses.  We are continuing to manage our discretionary spending on all noninterest expenses and have seen decreases from their 2009 levels in legal fees, occupancy and equipment expense, loan expense and computer software amortization and expense.

The following table shows our key performance ratios for the periods ended March 31, 2010, December 31, 2009 and March 31, 2009:

Key Performance Ratios (1)

	3 months	12 months	3 months
	Ended	Ended	Ended
	3/31/10	12/31/09	3/31/09
Return on average assets	0.48%	(0.81%)	0.09%
Return on average equity (2)	6.58%	(10.03%)	1.02%
Net interest margin (3)	2.95%	2.99%	2.89%
Cost of funds	1.96%	2.26%	2.45%
Yield on earning assets	4.83%	5.14%	5.20%
Basic net earnings per common share	$ 0.13	($1.42)	($0.02)
Diluted net earnings per common share	$ 0.13	($1.42)	($0.02)

(1)	Ratios are annualized.
(2)	The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.
(3)	Calculated on a fully taxable equivalent basis (“FTE”).

Non-GAAP Financial Measures

The Company measures the net interest margin as an indicator of profitability. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax-equivalent net interest income is considered in the calculation of this ratio. Tax-equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for 2010 and 2009 is 34%. The reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

	Three months ended 3/31/10	Twelve months ended 12/31/09	Three months ended 3/31/09
Net interest income, non tax-equivalent	$4,978	$19,824	$4,594
Less: tax-exempt interest income	(121)	(511)	(110)
Add: tax-equivalent of tax-exempt interest income	183	774	167
Net interest income, tax-equivalent	$5,040	$20,087	$4,651

Capital Adequacy

Our capital levels remain strong during this economic downturn.  We seek to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.  Tier 1 risk-based and total risk-based capital ratios were 11.9% and 13.2% at March 31, 2010, well above the regulatory well-capitalized capital ratios of 6.0% and 10.0%, respectively.  Our financial position at March 31, 2010 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion.  In an effort to continue preservation of capital, we issued deferral notices to the trustees of its Trust Preferred Securities for interest payments due during the 2nd quarter of 2010.  Likewise, the Board of Directors voted on April 29, 2010 to defer the preferred dividend payment on the TARP capital.  These deferrals will be evaluated on a quarterly basis.

We review the adequacy of our capital on an ongoing basis at the Company and Bank level and are committed to maintaining a total risk based capital ratio of 10% or greater at the Bank level, as is required for a “well capitalized” institution.

For the periods indicated, the Company had the following risk-based capital and leverage ratios:

Valley Financial Corporation

Ratio	Well Capitalized	3/31/10	12/31/09	3/31/09
Tier 1	6.0%	11.9%	11.7%	12.8%
Total	10.0%	13.2%	13.0%	14.0%
Leverage	5.0%	9.5%	9.4%	10.9%

For the periods indicated, the Bank had the following risk-based capital and leverage ratios:

Valley Bank

Ratio	Well Capitalized	3/31/10	12/31/09	3/31/09
Tier 1	6.0%	10.8%	10.6%	10.9%
Total	10.0%	12.1%	11.9%	12.2%
Leverage	5.0%	8.6%	8.5%	9.3%

Financial Condition

The following table shows our key growth indicators:

Key Growth Indicators
(dollars in,000s)

	3/31/10	12/31/09	3/31/09
Investment securities	$94,091	$88,648	$86,081
Loans, net	$554,052	$556,391	$560,164
Deposits	$578,466	$552,928	$502,860
Total assets	$738,247	$713,725	$692,851

Total assets grew by $24.5 million through the first three months of 2010 with our cash holdings (including cash, due from banks, interest-bearing deposits and overnight federal funds sold) increasing $21.1 million. At March 31, 2010, we had a balance of $44.8 million at the Federal Reserve Bank with CBB as our agent which is reflected in our interest-bearing deposits in banks. Securities increased $5.4 million during the first quarter as we continue to search for investment opportunities to put our cash reserves in more desirable areas while still managing the balance sheet.  Loans decreased $2.3 million during the quarter with $405,000 of that decrease resulting from foreclosures.

On the funding side, deposits have increased $25.5 million with strong growth generated in our MyLifestyle product suite (checking and savings), Prime money market accounts and our CDARS CDs product lines.   Borrowings, excluding fed funds, decreased by $3.3 million, concentrated in our overnight repo deposit product.  Shareholder’s equity increased $1.1 million primarily based on the $609,000 net income available to common shareholders recorded during the quarter and a $395,000 net appreciation of fair values on our available-for-sale securities.

Non-Performing Assets

The Company’s ratio of non-performing assets as a percentage of total assets increased 10 basis points to 4.46% as of March 31, 2010, as compared to 4.36% as of December 31, 2009.  Non-performing assets increased from $31.1 million at December 31, 2009 to $33.0 million at March 31, 2010.  At March 31, 2010, non-performing assets consisted of non-accrual loans of $29.7 million, foreclosed property of $3.3 million, and loans past due greater than 90 days of $4,000.  It should be noted that the level of non-performing assets has been significantly impacted by our decision in December to place one large relationship on non-accrual status, despite the current status of the relationship.  This borrower accounts for 51% of the total non-accrual loan balance at March 31, 2010 and accounted for approximately 48% of the total non-accrual loan balance at December 31, 2009.  Due to updated collateral valuations as well as principal payments made, we reduced our total valuation allowance on this relationship by $955,000 during the first quarter, which significantly reduced our total provisioning levels for the first quarter.

Net charge-offs as a percentage of average loans receivable decreased to 0.10% for the first quarter of 2010, compared to 0.69% for the fourth quarter of 2009 and 0.26% for the same quarter in the prior year.  Net charge-offs for the quarter ended March 31, 2010 were $574,000, in comparison to $4.0 million for the fourth quarter of 2009 and $1.4 million for the same quarter one year ago.

Non-performing assets at March 31, 2010, December 31, 2009 and March 31, 2009 are presented in the following table:

Non-performing Assets
(dollars in 000s)

	3/31/10	12/31/09	3/31/09
Nonaccrual loans	$29,695	$28,568	$5,665
Loans past due 90 days or more	4	24	75
Total nonperforming loans	$29,699	$28,592	$5,740

Foreclosed, repossessed and idled properties	3,258	2,513	1,846
Total nonperforming assets	$32,957	$31,105	$7,586

If nonaccrual loans had performed in accordance with their original terms, additional interest income would have been recorded in the amount of $418,000 for the three months ended March 31, 2010; $689,000 for the year ended December 31, 2009; and $73,000 for the three months ended March 31, 2009.

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

Junior-lien mortgages can also be considered higher risk loans and our junior lien portfolio currently consists of balances totaling $25.7 million (4.5% of total portfolio) at March 31, 2010.  Loans included in this category that were initially made with high loan-to-value ratios of 100% or greater have current balances total $2.1 million.  Based upon the most recent appraisal date, these loans have current loan-to-value ratios of 57% or less at March 31, 2010.  Since 2002, we have experienced charge-offs totaling $233,000 in junior lien mortgages.

Additionally, we have residential first mortgages with balances approximating $4.1 million that are, as of the most recent appraisal date, at current loan-to-value ratios greater than or equal to 100%.  Since 2002, we have experienced charge-offs totaling $707,000 in residential first mortgages.

Interest Rate Risk

For a discussion on interest rate risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Our cumulative re-pricing gap for the 90-day time period indicates a liability-sensitive position as of March 31, 2010.

Liquidity

One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity.  Liquidity measures our ability to meet our maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for customers’ credit needs.  Liquidity represents a financial institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.  We sell excess funds overnight to provide an immediate source of liquidity and as of March 31, 2010 we had a total of $44.8 million in overnight funds at the Federal Reserve Bank.   The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The secondary liquidity source for both short-term and long-term borrowings consists of a secured line of credit from the Federal Home Loan Bank (“FHLB”).  At March 31, 2010, the line of credit had $68.0 million outstanding under a total available line of $84.2 million.  Borrowings from the FHLB are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral.  Additionally, we have an established line of credit with the Federal Reserve Discount Window that had no outstanding balance under a total available line of $41.2 million at March 31, 2010.  Borrowings from the FRB Discount Window are secured by a collateral agreement on a pledged portion of the Bank’s commercial and real estate construction collateral.

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

Recent and Future Accounting Considerations

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation.  The new disclosures are effective for the Company for the current quarter and have been reflected in Footnote 9.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated.  The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

There were no material changes to the Company’s risk factors as disclosed in the Annual Report Form 10-K for December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter.

Item 3.  Defaults Upon Senior Securities.

There were no defaults upon Senior Securities in the quarter.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

3.1	Bylaws, as amended and restated May 12, 2010.*

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     VALLEY FINANCIAL CORPORATION

May 13, 2010                                 /s/ Ellis L. Gutshall
Date                                                                                     Ellis L. Gutshall, President and Chief Executive Officer

May 13, 2010                                 /s/ Kimberly B. Snyder
Date                                                                                     Kimberly B. Snyder, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Bylaws, as amended and restated May 12, 2010.*

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith.