Form 10-Q
period 2010-06-30
VALLEY FINANCIAL CORP /VA/
filed 2010-08-10
CIK 921590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes  X    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes __  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]                                                                                                                                                                                                                                          Accelerated filer [     ]

Non-accelerated filer [  ] (Do not check if a smaller reporting company)                                                                                                                                        Smaller reporting company [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)                                                                                        Yes ___ No   X

At August 10, 2010, 4,680,251 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION
FORM 10-Q
June 30, 2010

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

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements.
VALLEY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In 000s, except share and share data)

	(Unaudited) 6/30/10	(Audited) 12/31/09
Assets
Cash and due from banks	$6,794	$8,179
Interest-bearing deposits in banks	65,452	23,699
Total Cash and Cash Equivalents	$72,246	$31,878

Securities available-for-sale	88,957	70,485
Securities held-to-maturity (approximate market values of $11,384 at June 30, 2010 and $12,246 at December 31, 2009, respectively)	10,969	11,991
Restricted equity securities	6,172	6,172
Loans, net of allowance for loan losses of $10,811 at June 30, 2010 and $14,630 at December 31, 2009	530,677	556,391
Foreclosed asset	19,243	2,513
Premises and equipment, net	7,537	7,742
Bank owned life insurance	13,199	12,930
Accrued interest receivable	2,515	2,498
Other assets	10,893	11,125
Total assets	$762,408	$713,725

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$21,740	$17,629
Interest-bearing deposits	587,561	535,299
Total deposits	609,301	552,928

Federal funds purchased and securities sold under agreements to repurchase	15,364	21,304
Short-term borrowings	20,000	20,000
Long-term borrowings	43,000	48,000
Junior subordinated debentures	16,496	16,496
Accrued interest payable	1,161	2,462
Other liabilities	2,664	996
Total liabilities	707,986	662,186

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; 16,019 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	15,415	15,336
Common stock, no par value; 10,000,000 shares authorized; 4,680,251 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	23,464	23,369
Retained earnings	14,501	12,878
Accumulated other comprehensive income (loss)	1,042	(44)
Total shareholders’ equity	54,422	51,539
Total liabilities and shareholders’ equity	$762,408	$713,725
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In 000s, except share and per share data)

	3 Months Ended		6 Months Ended
	6/30/10	6/30/09	6/30/10	6/30/09
Interest Income:
Interest and fees on loans	$7,343	7,602	$14,674	$14,798
Interest on securities–taxable	804	914	1,520	1,925
Interest on securities-nontaxable	132	135	253	245
Interest on deposits in banks	26	2	45	2
Total interest income	8,305	8,653	16,492	16,970
Interest Expense:
Interest on deposits	2,351	2,764	4,779	5,568
Interest on short-term borrowings	254	103	512	188
Interest on long-term borrowings	399	631	822	1,287
Interest on junior subordinated debentures	92	126	181	276
Interest on federal funds purchased and securities sold
under agreements to repurchase	10	20	21	48
Total interest expense	3,106	3,644	6,315	7,367
Net interest income	5,199	5,009	10,177	9,603
Provision for loan losses	(335)	8,001	(127)	9,434
Net interest income after provision for loan losses	5,534	(2,992)	10,304	169

Noninterest Income:
Service charges on deposit accounts	335	298	642	569
Income earned on bank owned life insurance	136	135	270	270
Realized gain on sale of securities	-	-	-	267
Realized (loss) on sale of foreclosed assets	(26)	(135)	(8)	(165)
Other income	197	161	311	217
Total noninterest income	642	459	1,215	1,158

Noninterest Expense:
Compensation expense	2,052	1,867	4,037	3,649
Occupancy and equipment expense	398	414	795	836
Data processing expense	282	264	571	513
Advertising and marketing expense	84	79	201	136
Insurance	510	534	872	738
Audit fees	111	84	222	169
Legal	53	159	141	282
Franchise tax expense	124	107	247	213
Deposit expense	130	122	255	216
Loan expenses	77	96	155	193
Computer software expense	94	110	191	217
Foreclosed asset expenses, net	75	60	171	78
Other expense	344	337	697	687
Total noninterest expense	4,334	4,233	8,555	7,927
Income (loss) before income taxes	1,842	(6,766)	2,964	(6,600)

Income tax expense (benefit)	587	(2,340)	861	(2,322)
Net income (loss)	$1,255	$(4,426)	$2,103	(4,278)
Preferred dividends and accretion of discounts on warrants	240	239	479	474
Net income (loss) available to common shareholders	$1,015	$(4,665)	$1,624	(4,752)

Earnings (loss) per share
Basic earnings (loss) per common share	$0.22	$(1.00)	$0.35	$(1.02)
Diluted earnings (loss) per common share	$0.22	$(1.00)	$0.35	$(1.02)
Weighted average shares outstanding	4,680,251	4,680,251	4,680,251	4,680,197
Diluted average shares outstanding	4,699,097	4,680,251	4,690,061	4,680,197
Dividends declared per common share	$-	$0.04	$-	$0.04

See accompanying notes to the consolidated financial statements

VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In 000s, except share and per share data)

	Six Months Ended
	6/30/10	6/30/09
Cash flows from operating activities
Net income (loss)	$ 2,103	$ (4,278)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Increase (decrease) in provision for loan losses	(127)	9,434
Depreciation and amortization of bank premises, equipment and software	402	442
Stock compensation expense	95	73
(Increase) decrease in deferred income tax	(149)	191
Net (gains) on sale of securities	-	(267)
Net losses on foreclosed and repossessed assets	8	165
Net losses on equipment disposals	5	3
Net amortization of bond premiums/discounts	401	53
Decrease in unearned fees	(35)	(21)
(Increase) decrease in accrued interest receivable	(17)	30
Decrease in other assets	359	257
Increase in value of life insurance contracts	(270)	(270)
Decrease in accrued interest payable	(1,301)	(312)
Increase (decrease) in other liabilities	1,467	(2,761)
Net cash and cash equivalents provided by operating activities	2,941	2,739

Cash flows from investing activities
Purchases of bank premises, equipment and software	(179)	(329)
Purchases of securities available-for-sale	(35,031)	(7,833)
Purchases of securities held-to-maturity	-	(6,314)
Purchases of restricted equity securities	-	(130)
Proceeds from sales/calls/paydowns/maturities of securities available-for-sale	17,256	24,190
Proceeds from paydowns on securities held-to-maturity	1,010	2,862
Proceeds from sale of foreclosed and repossessed assets	1,651	1,899
Capitalized costs related to foreclosed assets	(398)	(19)
(Increase) decrease in loans, net	7,885	(41,801)
Net cash and cash equivalents used in investing activities	(7,806)	(27,475)

Cash flows from financing activities
Increase in non-interest bearing deposits	4,111	3,503
Increase in interest bearing deposits	52,262	59,922
Proceeds from short-term borrowings	-	36,000
Principal repayments of short-term borrowings	(5,000)	(48,000)
Decrease in securities sold under agreements to repurchase	(5,940)	(12,151)
Decrease in federal funds purchased	-	(11,326)
Cash dividends paid	(200)	(668)
Net proceeds from issuance of common stock	-	(7)
Net cash and cash equivalents provided by financing activities	45,233	27,273
Net increase in cash and cash equivalents	40,368	2,537

Cash and cash equivalents at beginning of year	31,878	7,296
Cash and cash equivalents at end of year	$ 72,246	$ 9,833

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$ 7,616	$ 7,679
Cash paid during the period for income taxes	$ 501	$ 558

Noncash financing and investing activities
Transfer of loans to foreclosed property	$ 17,991	$ 3,064
Reclassification of borrowings from long-term to short-term	$ 5,000	$ 5,000

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2010 (Unaudited)
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

(2)           Securities

The carrying values, unrealized gains, unrealized losses, and approximate fair values of available-for-sale and held-to-maturity investment securities at June 30, 2010 are shown in the tables below. As of June 30, 2010, investments (including both available-for-sale and held-to-maturity) and restricted equity securities with amortized costs and fair values of $61,511 and $63,110, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale (“AFS”) as of June 30, 2010 and December 31, 2009 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
June 30, 2010
U.S. Government and federal agency	$2,494	$8	$-	$2,502
Government-sponsored enterprises	17,647	79	-	17,726
Mortgage-backed securities	59,897	1,346	(25)	61,218
States and political subdivisions	7,341	174	(4)	7,511
	$87,379	$1,607	$(29)	$88,957

December 31, 2009
U.S. Government and federal agency	$552	$7	$(1)	$558
Government-sponsored enterprises	15,007	48	(182)	14,873
Mortgage-backed securities	49,522	423	(470)	49,475
States and political subdivisions	5,471	115	(7)	5,579
	$70,552	$593	$(660)	$70,485

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity (“HTM”) as of June 30, 2010 and December 31, 2009 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
June 30, 2010
Mortgage-backed securities	5,380	300	-	5,680
States and political subdivisions	5,589	130	(15)	5,704
	$10,969	$430	$(15)	$11,384

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
December 31, 2009
Mortgage-backed securities	6,379	121	-	6,500
States and political subdivisions	5,612	157	(23)	5,746
	$11,991	$278	$(23)	$12,246

The following table presents the maturity ranges of securities available-for-sale as of June 30, 2010 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION
(in 000’s)

	Available for Sale
	June 30, 2010
	Amortized Costs	Fair Value	Yield

U.S.Government and federal agency:
After one but within five years	390	397	3.57%
After five but within ten years	2,019	2,020	3.99%
After ten years	85	85	2.71%

Government-sponsored enterprises:
After five but within ten years	14,647	14,713	4.75%
After ten years	3,000	3,013	5.45%

Obligations of states and subdivisions:
After five but within ten years	278	281	4.85%
After ten years	7,063	7,230	4.55%

Mortgage-backed securities	44,478	45,294	3.21%

Collateralized mortgage obligations	15,419	15,924	3.65%

Total	$ 87,379	$ 88,957

Total Securities by Maturity Period *
After one but within five years	390	397
After five but within ten years	16,944	17,014
After ten years	10,148	10,328
Mortgage-backed securities	44,478	45,294
Collateralized mortgage obligations	15,419	15,924

Total by Maturity Period	$ 87,379	$ 88,957

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

The following table presents the maturity ranges of securities held-to-maturity as of June 30, 2010 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION
(in 000’s)
	Held to Maturity
	June 30, 2010
	Amortized Costs	Fair Value	Yield

Obligations of states and subdivisions:
Within one year	141	143	4.00%
After one but within five years	300	323	3.75%
After five but within ten years	2,325	2,382	4.86%
After ten years	2,823	2,856	5.78%

Mortgage-backed securities	757	796	4.37%

Collateralized mortgage obligations	4,623	4,884	5.54%

Total	$ 10,969	$ 11,384

Total Securities by Maturity Period *

Within one year	$ 141	$ 143
After one but within five years	300	323
After five but within ten years	2,325	2,382
After ten years	2,823	2,856
Mortgage-backed securities	757	796
Collateralized mortgage obligations	4,623	4,884

Total by Maturity Period	$ 10,969	$ 11,384

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

The following tables detail unrealized losses and related fair values in the Bank’s available-for-sale investment securities portfolio.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2010 and December 31, 2009.  At June 30, 2010 we evaluated our investment portfolio and determined all unrealized losses presented in the table below are not related to an issuer’s financial condition but are due to changes in the level of interest rates and declines are deemed to be temporary in nature.  Factors considered in making this determination include length and severity of impairment, underlying reason for impairment and the Bank’s ability and intent to hold the investment until recovery.

Temporarily Impaired Securities in AFS Portfolio

June 30, 2010	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	2,610	(23)	28	(2)	2,638	(25)
State and political subdivisions	670	(4)	-	-	670	(4)
Total temporarily impaired securities	$3,280	$(27)	$28	$(2)	$3,308	$(29)

Temporarily Impaired Securities in AFS Portfolio

December 31, 2009	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$199	$(1)	$-	$-	$199	$(1)
Government-sponsored enterprises*	10,555	(182)	-	-	10,555	(182)
Mortgage-backed securities	28,863	(468)	32	(2)	28,895	(470)
State and political subdivisions	666	(7)	-	-	666	(7)
Total temporarily impaired securities	$40,283	$(658)	$32	$(2)	$40,315	$(660)

*Such as FNMA, FHLMC and FHLB.

The following tables detail unrealized losses and related fair values in the Bank’s held-to-maturity investment securities portfolio.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2010 and December 31, 2009.

Temporarily Impaired Securities in HTM Portfolio

June 30, 2010	Less than 12 months			12 Months or More	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State and political subdivisions	$244	$(14)	$205	$(1)	$449	$(15)
Total temporarily impaired securities	$244	$(14)	$205	$(1)	$449	$(15)

Temporarily Impaired Securities in HTM Portfolio

December 31, 2009	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State and political subdivisions	$237	$(17)	$509	$(6)	$746	$(23)
Total temporarily impaired securities	$237	$(17)	$509	$(6)	$746	$(23)

*Such as FNMA, FHLMC and FHLB.

No securities were sold during the three and six-month period ending June 30, 2010.  Proceeds received from the sale of securities were $0 and $5,876 for the three and six months ended June 30, 2009.   Gross gains from the sale of securities were $0 and $267 for the three and six months ended June 30, 2009.  No losses were recognized on the sale of securities in 2009.

(3)           Allowance for Loan Losses

The following table summarizes the loan loss experience for the six-month periods ended June 30, 2010 and 2009.

Allowance for Loan Losses
(dollars in 000s)
	6/30/10	6/30/09
Balance at January 1	$ 14,630	$ 7,592
Provision for loan losses	(127)	9,434
Recoveries:
Commercial	16	-
Loans to individuals	6	-
Residential Real Estate	7	-
Real Estate Construction	3	-
Charged off loans:
Commercial	(917)	(2,312)
Loans to individuals	(11)	(80)
Commercial Real Estate	(266)	(129)
Residential Real Estate	(701)	(180)
Real Estate Construction	(1,829)	(1,112)
Balance at June 30	$ 10,811	$ 13,213

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

	Earnings/(Loss) Per Share
	3 Months Ending		6 Months Ending
	6/30/10	6/30/09	6/30//10	6/30//09

Basic	$ 0.22	($1.00)	$ 0.35	($1.02)

Diluted	$ 0.22	($1.00)	$ 0.35	($1.02)

	Weighted Average Shares Outstanding
	3 Months Ending		6 Months Ending
	6/30/10	6/30/09	6/30/10	6/30/09

Basic	4,680,251	4,680,251	4,680,251	4,680,197

Diluted	4,699,097	4,680,251	4,690,061	4,680,197

(5)           Comprehensive Income

For the six months ended June 30, 2010 and 2009, total comprehensive income (loss) was $3,189 and ($4,092), respectively.  For the three months ended June 30, 2010 and 2009, total comprehensive income (loss) was $1,945 and ($4,270), respectively.

The information that follows discloses the reclassification adjustments and the income taxes related to the net unrealized gains on securities available-for-sale that are included in other comprehensive income, net of income taxes for the three-month periods ended June 30, 2010 and 2009.

	3 Months Ended (dollars in 000s)		6 Months Ended (dollars in 000s)
	6/30/10	6/30/09	6/30/10	6/30/09
Net unrealized gains on securities available for sale:
Net unrealized holding gains during the year	$1,046	$236	$1,645	$548
Reclassification adjustment for gains realized in income, net of taxes	-	-	-	(176)
Income tax expense	(356)	(80)	(559)	(186)
Other comprehensive income, net of income taxes	$690	$156	$1,086	$186

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments.  The same credit policy is used in making commitments as is used for on-balance-sheet risk.  At June 30, 2010 outstanding commitments to extend credit were $130,328 as compared to $149,821 at December 31, 2009.

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

(7)           Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings at June 30, 2010 and December 31, 2009 totaled $20,000.  In February, a $5,000 convertible FHLB advance was reclassified into short-term borrowings from long-term borrowings as it matures in February 2011.  In May, a $5,000 convertible FHLB advance matured.

Long-term FHLB borrowings at June 30, 2010 totaled $43,000, a reduction of $5,000 as compared to the $48,000 reported at December 31, 2009.  This reduction is due to the convertible advance that was reclassified into short-term borrowings in February as described above.

(8)           Stock Based Compensation

The Company has two share-based compensation plans, which are described Company’s Annual Report Form 10-K. The compensation cost that has been charged against income for those plans was approximately $95 and $73 for the six-month periods ended June 30, 2010 and 2009, respectively.  The compensation cost that has been charged against income for those plans was approximately $49 and $37 for the three-month periods ended June 30, 2010 and 2009, respectively.  The Company has no nonqualified stock options outstanding at June 30, 2010.

A summary of option activity during the six-month periods ended June 30, 2010 and 2009 is presented below:

June 30, 2010	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Intrinsic Value of Options Exercised	Weighted Average Contractual Term
Balance at 12/31/09	237,850	$8.77	$2.76	$12	6.65 years

Granted	6,700	4.05	1.42	-
Forfeited	(15,600)	10.33	3.51

Balance at 6/30/10	228,950	$8.52	$2.67	$23	6.22 years

Exercisable at 6/30/10	124,430	$9.83	$2.94	n/a	4.56 years

June 30, 2009	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value		Intrinsic Value of Options Exercised	Weighted Average Contractual Term
Balance at 12/31/08	256,982	$8.79	$2.66		$302	5.97 years

Exercised	(1,400)	5.08	0.95		-
Forfeited	(35,750)	5.49	1.17
Granted	2,000	5.11	1.49
Expired	-	-	-
Balance at 6/30/09	221,832	$9.32	$2.90		$-	6.41 years

Exercisable at 6/30/09	112,162	$9.49	$2.64	$	n/a	4.47 years

Information regarding options vested during the three and six-month periods ended June 30, 2010 and 2009 are as follows:

3 Months Ended (dollars in 000s)	6 Months Ended (dollars in 000s)
	6/30/10	6/30/09	6/30/10	6/30/09
Number of options vested:	1,780	2,780	9,480	10,180
Total grant date fair value of options vested:	$6	$9	$32	$36

A summary of restricted stock activity during the six-month period ended June 30, 2010 is presented below:

	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value

Outstanding at 12/31/09	30,000	$4.62

Granted	36,195	$4.05

Outstanding at 6/30/10	66,195	$4.31

There were no restricted stock options outstanding during the six-month period ended June 30, 2009.

(9)           Fair Value

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy:

Assets and Liabilities Recorded at Fair Value on a Recurring Basis at June 30, 2010

(in 000’s)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale:
U.S. Government and federal agency	$2,502	$-	$2,502	$-
Government-sponsored enterprises	17,726	-	17,726	-
Mortgage-backed securities	61,218	-	61,218	-
States and political subdivisions	7,511	-	7,511	-
Total assets at fair value	$88,957	$-	$88,957	$-

Total liabilities at fair value	$-	$-	$-	$-

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis at June 30, 2010

(in 000’s)	Total	Level 1	Level 2	Level 3
Impaired loans
Commercial	$3,588	$-	$3,588	$-
Commercial Real Estate	14,426	-	14,426	-
Residential Real Estate	5,853	-	5,853	-
Construction Real Estate	11,655	-	11,655	-
Total impaired loans	33,522	-	33,522	-
Foreclosed assets	19,243	-	19,243	-
Total assets at fair value	$54,765	$-	$54,765	$-

Total liabilities at fair value	$-	$-	$-	$-

The carrying amounts and approximate fair values of the Corporation's financial instruments are as follows at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(in 000’s)	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$6,794	$6,794	$8,179	$8,179
Interest-bearing deposits in banks	65,452	65,452	23,699	23,699
Securities available-for-sale	88,957	88,957	70,485	70,485
Securities held-to-maturity	10,969	11,384	11,991	12,246
Restricted equity securities	6,172	6,172	6,172	6,172
Loans, net	530,677	532,959	556,391	557,975
Bank owned life insurance	13,199	13,199	12,930	12,930
Foreclosed Assets	19,243	19,243	2,513	2,513

Financial liabilities
Total deposits	609,301	610,265	552,928	553,908
Short-term borrowings	20,000	20,000	20,000	20,000
Securities sold under agreements to repurchase	15,364	15,364	21,304	21,304
Long-term borrowings	43,000	47,071	48,000	51,403
Junior subordinated debentures	16,496	15,866	16,496	15,864

(10)                     Preferred Stock Dividends

On April 29, 2010, the Board of Directors voted to defer the preferred dividend payment of $200 due on May 17, 2010.  On July 29, 2010, the Board of Directors voted to defer the preferred dividend payment of $200 due on August 16, 2010.  This deferral will continue to be evaluated on a quarterly basis.

(11)           Subsequent Events

The Bank was named a defendant in litigation filed by Ukrop’s Super Markets, Inc. (Ukrop’s) against the Bank in relation to a lease agreement with IMD Investment Group, LLC (“IMD”).  The litigation was filed in the Circuit Court for the City of Richmond, Virginia on or about July 22, 2010.  The suit alleges that pursuant to an August 31, 2009 Subordination, Attornment and Non-Disturbance Agreement (the “SNDA”) between Ukrop’s and the Bank, when the Bank foreclosed on the Deed of Trust, it automatically succeeded to the position of IMD under the lease between IMD and Ukrop’s and became responsible for any alleged breaches of that lease by IMD.  Ukrop’s is requesting monetary damages in an amount of approximately $8.7 million as a result of IMD’s alleged breach of contract.  At this time, the outcome of the litigation is undeterminable, but the Bank disputes Ukrop’s allegations and intends to vigorously defend itself.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the three and six-month periods ended June 30, 2010 and 2009 is as follows.  The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes included in our December 31, 2009 Annual Report on Form 10-K.

Critical Accounting Policy

For a discussion of the Company’s critical accounting policy related to the allowance for loan losses, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Net income for the three-month period ended June 30, 2010 was $1.3 million compared to net loss of $4.4 million for the same period last year, an increase of $5.7 million or 127.2%.  After the dividend on preferred stock and accretion of discounts on warrants, net income available to common shareholders for the quarter was $1.0 million, or $0.22 per diluted common share, as compared to a net loss to common shareholders of $4.7 million, or $1.00 per diluted common share, for the same three-month period in 2009.   The increase in net income over the same period last year is primarily due to a decrease of $8.3 million in loan loss provisions.

Net income for the six-month period ended June 30, 2010 was $2.1 million compared to net loss of $4.3 million for the same period last year, an increase of $6.4 million or 149.2%.  After the dividend on preferred stock and accretion of discounts on warrants, net income available to common shareholders year-to-date was $1.6 million, or $0.35 per diluted common share, as compared to a net loss to common shareholders of $4.8 million, or $1.02 per diluted common share, for the same period last year.   Loan loss provisions decreased $9.6 million in comparison to the prior year period, from $9.4 million in 2009 to a reduction of $127,000 in the six-month period ended June 30, 2010.

For the three-month period ended June 30, 2010, interest income decreased $348,000, or 4.0%, to $8.3 million from $8.7 million in the same three-month period last year. The decrease in interest income is attributable to our investment portfolio yields declining over 100 basis points due to the current interest rate environment. Interest expense decreased in the three-month period ended June 30, 2010, from $3.6 million in the prior year period to $3.1 million in the current year period.   Interest expense on deposits decreased by $413,000, or 14.9%, from $2.8 million in the prior year period to $2.4 million in the second quarter of 2010.  Interest expense on borrowings decreased by $125,000, or 14.2%, from $880,000 in the prior year period to $755,000 in the second quarter of 2010.  For the six-month period ended June 30, 2010, interest income decreased $478,000, or 2.8%, to $16.5 million from $17.0 million in the same six-month period last year.  For the six-month period ended June 30, 2010, interest expense decreased $1,052,000, or 14.3%, to $6.3 million from $7.4 million in the same six-month period last year.

Net interest income increased by $190,000, or 3.8%, during the three-month period ended June 30, 2010 in comparison to the same period in 2009.  Net interest margin for the second quarter of 2010 was 2.96%, a reduction of 12 basis points in comparison to the 3.08% reported for the same three-month period last year.  The decrease in net interest margin during the second quarter is due to a greater portion of earning assets concentrated in liquid assets and securities as a result of continued soft loan demand.  Liquid assets maintained in interest bearing accounts averaged $45.6 million in the second quarter of 2010 compared to an average of $2.1 million during the same period last year and compared to an average of $34.7 million in the first quarter of 2010.  For the six-month period ended June 30, 2010, net interest income increased $574,000, or 6.0%, to $10.2 million from $9.6 million in the same six-month period last year.

For the three-month period ended June 30, 2010, we recorded a net reduction of provision for losses on loans of $335,000 compared to a net increase in provisions of $8.0 million for the same period last year, a decrease of $8.3 million.  The decrease in provisioning is due to a number of factors:
•
The Company was aggressive during 2009 in recognizing loss exposures on its impaired loans and as a result, the charge-offs taken during 2010 were previously recognized in prior periods.  The provision for the three-month period ended June 30, 2009 was adversely impacted by specific reserves taken on four real estate relationships as a result of the significant devaluation of real estate that occurred during that period and specific reserves taken on one customer operating in the automobile industry.  As a result, new specific reserves recognized during the second quarter of 2009 totaled $5.9 million in comparison to $76,000 for the second quarter of 2010.

•	The Company’s total investment in impaired loans has decreased by approximately 14% as compared to June 30, 2009.
•	The Company’s total loan portfolio grew by $34.9 million during the first six months of 2009 as compared to a reduction in total loans of $29.5 million during the same period for 2010.

The ratio of the allowance for loan losses to total loans outstanding was approximately 2.00% at June 30, 2010, which compares to approximately 2.56% at December 31, 2009.  The reduction is primarily due to charge-offs of previously reserved balances as well as a reduction in loan loss provisioning as discussed above.  At June 30, 2010, our total reserves amounted to $10.8 million with $948,000 as specific reserves on our impaired loans and $9.9 million as general reserves to cover inherent risks in our loan portfolio based on the current economic environment, and represented 65% of the nonaccrual loan balances as of June 30, 2010, up from 57% as of June 30, 2009.  At June 30, 2009, our total reserves amounted to $13.2 million, of which $5.5 million are specific reserves on our impaired loans and $7.7 million are general reserves.

Noninterest income increased $183,000 for the three-month period ended June 30, 2010, or 39.9%, compared to the same period last year, from $459,000 to $642,000.  Service charge revenue increased $37,000, or 12.4%, from $298,000 in the prior year period to $335,000 in the current period.  Valley Wealth Management Services grew revenues by $30,000, or 58.4%, to $80,000 in the current period compared to the same period in the prior year.  Revenue from the sale of mortgages into the secondary market increased $9,000, or 28.8%, over the same three-month period last year.  For the six-month period ended June 30, 2010, noninterest income increased $57,000, or 4.9%, to $1,215,000 from $1,158,000 in the same six-month period last year.

Noninterest expense for the three-month period ended June 30, 2010 totaled $4.3 million, an increase of $101,000, or 2.4%, compared to $4.2 million during the same period in the prior year. The primary increase in noninterest expenses compared to the same period last year is the $185,000, or 9.9%, increase in compensation expenses, which is primarily related to a reduction in salary deferrals due to a decline in loan originations for 2010.  Salary deferrals totaled $122,000 in the current period compared to $232,000 recorded in the same period prior year, which resulted in an overall increase in compensation of $110,000.  For the six-month period ended June 30, 2010, noninterest expense increased $628,000, or 7.9%, to $8.6 million from $7.9 million in the same six-month period last year.

The following table shows our key performance ratios for the periods ended June 30, 2010, December 31, 2009 and June 30, 2009:

Key Performance Ratios (1)

	6 months	12 months	6 months
	Ended	Ended	Ended
	6/30/10	12/31/09	6/30/09
Return on average assets	0.58%	(0.81%)	(1.25%)
Return on average equity (2)	8.05%	(10.03%)	(14.72%)
Net interest margin (3)	2.96%	2.99%	2.98%
Cost of funds	1.88%	2.26%	2.38%
Yield on earning assets	4.77%	5.14%	5.24%
Basic net earnings per common share	$ 0.35	($1.42)	($1.02)
Diluted net earnings per common share	$ 0.35	($1.42)	($1.02)

(1)	Ratios are annualized.
(2)	The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.
(3)	Calculated on a fully taxable equivalent basis (“FTE”).

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

	Six months ended 6/30/10	Twelve months ended 12/31/09	Six months ended 6/30/09
Net interest income, non tax-equivalent	$10,177	$19,824	$9,603
Less: tax-exempt interest income	(253)	(511)	(245)
Add: tax-equivalent of tax-exempt interest income	383	774	371
Net interest income, tax-equivalent	$10,307	$20,087	$9,729

Capital Adequacy

Our capital levels remain strong during this economic downturn. We review the adequacy of our capital on an ongoing basis at the Company and Bank level and are committed to maintaining a total risk based capital ratio of 10% or greater at the Bank level, as is required for a “well capitalized” institution. We seek to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.  Tier 1 risk-based and total risk-based capital ratios were 12.1% and 13.3% at June 30, 2010, well above the regulatory well-capitalized capital ratios of 6.0% and 10.0%, respectively.  Our financial position at June 30, 2010 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion.  In an effort to continue preservation of capital, we issued deferral notices to the trustees of the Trust Preferred Securities for interest payments due during the second quarter of 2010.  Likewise, the Board of Directors voted on April 29, 2010 and July 29, 2010 to defer the preferred dividend payment on the TARP capital payable on May 17, 2010 and August 16, 2010, respectively.  These deferrals will be evaluated on a quarterly basis, and any decision to pay interest on the trust preferred securities and the preferred dividend on TARP capital will require the approval of the Federal Reserve.

For the periods indicated, the Company had the following risk-based capital and leverage ratios:

Valley Financial Corporation

Ratio	Well Capitalized	6/30/10	12/31/09	6/30/09
Tier 1	6.0%	12.1%	11.7%	11.8%
Total	10.0%	13.3%	13.0%	13.0%
Leverage	5.0%	9.3%	9.4%	10.0%

For the periods indicated, the Bank had the following risk-based capital and leverage ratios:

Valley Bank

Ratio	Well Capitalized	6/30/10	12/31/09	6/30/09
Tier 1	6.0%	11.0%	10.6%	10.2%
Total	10.0%	12.3%	11.9%	11.4%
Leverage	5.0%	8.5%	8.5%	8.7%

Financial Condition

The following table shows our key growth indicators:

Key Growth Indicators
(dollars in 000s)

	6/30/10	12/31/09	6/30/09
Investment securities	$106,098	$88,648	$80,475
Loans, net	$530,677	$556,391	$574,778
Deposits	$609,301	$552,928	$529,760
Total assets	$762,408	$713,725	$694,659

Total assets grew by $48.7 million through the first six months of 2010 with our cash holdings (including cash, due from banks, interest-bearing deposits and overnight federal funds sold) increasing $40.4 million. At June 30, 2010, we had a balance of $64.9 million on deposit with the Federal Reserve which is reflected in our interest-bearing deposits in banks. Securities increased $17.4 million during the first two quarters as loan demand has remained soft.  Loans have decreased $25.7 million during the first six months of 2010 with $18.0 million transferred to foreclosed assets.

On the funding side, total deposits have increased $56.4 million with strong growth generated in our MyLifestyle Savings and our Prime Money Market products.   Total transaction and savings accounts (demand deposits, checking, money market and savings accounts) have grown $120.5 million, or 45%, since December 31, 2009, thus reducing our reliance on higher-cost certificates of deposits which have decreased by $64.1 million in that same time period and account for 36% of total deposits at June 30, 2010, compared to 61% of total deposits as of December 31, 2009.  Borrowings decreased by $10.9 million, as we allowed a $5.0 million FHLB advance to mature.  The remaining reduction in borrowings is in our overnight repo deposit product.  Shareholder’s equity increased $2.9 million primarily based on the $1.6 million net income available to common shareholders recorded and a $1.1 million net appreciation of fair values on our available-for-sale securities.

Non-Performing Assets

The Company’s ratio of non-performing assets as a percentage of total assets increased 51 basis points to 4.97% as of June 30, 2010, as compared to 4.46% as of March 31, 2010.  Non-performing assets increased from $33.0 million at March 31, 2010 to $37.9 million at June 30, 2010.  Non-performing assets consisted of non-accrual loans of $16.7 million and foreclosed assets of $19.2 million.   Included in the foreclosed assets were commercial real estate properties totaling $17.2 million and residential real estate properties totaling $2.0 million. The largest commercial real estate property, with an investment of $16.5 million, was acquired through foreclosure on June 30, 2010 and consists of a two-tenant retail complex situated on approximately 11 acres of land located in Roanoke City, Virginia. The two tenants are obligated on long-term leases that combined, total $1.3 million in gross rents per year. Approximately 3 acres of the 11-acre site remain undeveloped. The Company plans to engage a property management firm to manage the project and to seek developer/investor interest in further developing the site for resale.  While the foreclosure did occur on June 30, 2010, the deed conveying the property has not yet been recorded.  Also included in non-performing assets at June 30, 2010 are loans totaling $1.4 million that were past due greater than 90 days and still accruing interest and $628,000 in troubled debt restructurings.  The Company anticipates full payment of all past due amounts.

Net charge-offs as a percentage of average loans receivable amounted to 0.55% for the second quarter of 2010, compared to 0.10% for the first quarter of 2010 and 0.41% for the same quarter in the prior year.  Net charge-offs for the quarter ending June 30, 2010 were $3.1 million, in comparison to $574,000 for the first quarter of 2010 and $2.4 million for the same quarter one year ago.

Non-performing assets at June 30, 2010, December 31, 2009 and June 30, 2009 are presented in the following table:

Non-performing Assets
(dollars in 000s)

	6/30/10	12/31/09	6/30/09
Nonaccrual loans	$16,662	$28,568	$23,070
Loans past due 90 days or more	1,394	24	-
Restructured loans	628	-	43
Total nonperforming loans	$18,684	$28,592	$23,113

Foreclosed, repossessed and idled properties	19,243	2,513	1,443
Total nonperforming assets	$37,927	$31,105	$24,556

If nonaccrual loans had performed in accordance with their original terms, additional interest income would have been recorded in the amount of $830,000 for the six months ended June 30, 2010; $689,000 for the year ended December 31, 2009; and $202,000 for the six months ended June 30, 2009.

Higher Risk Loans

Certain types of loans, such as option ARM products, interest-only loans, subprime loans, and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  We have not offered option ARM, interest-only, or subprime mortgage loans.

Junior-lien mortgages can also be considered higher risk loans and our junior lien portfolio currently consists of balances totaling $22.3 million (4.1% of total portfolio) at June 30, 2010.  Loans included in this category that were initially made with high loan-to-value ratios of 100% or greater, have current balances total $1.7 million.  Based upon the most recent appraisal date, these loans have current loan-to-value ratios of 42% or less at June 30, 2010.  Since 2002, we have experienced charge-offs totaling $788,000 in junior lien mortgages.

Additionally, we have residential first mortgages with balances approximating $4.1 million that are, as of the most recent appraisal date, at current loan-to-value ratios greater than or equal to 100%.  We have recently introduced a mortgage program that will offer up to 100% financing on home purchases and refinances for qualifying licensed medical physicians.  Since 2002, we have experienced charge-offs totaling $1,261,000 in residential first mortgages.

Interest Rate Risk

For a discussion on interest rate risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Our cumulative re-pricing gap for the 90-day time period indicates a liability-sensitive position as of June 30, 2010.

Liquidity

One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity.  Liquidity measures our ability to meet our maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for customers’ credit needs.  Liquidity represents a financial institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.  We sell excess funds overnight to provide an immediate source of liquidity and as of June 30, 2010 we had a total of $64.9 million in overnight funds at the Federal Reserve Bank.   The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The secondary liquidity source for both short-term and long-term borrowings consists of a secured line of credit from the Federal Home Loan Bank (“FHLB”).  At June 30, 2010, the line of credit had $63.0 million outstanding under a total available line of $86.4 million.  Borrowings from the FHLB are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral.  Additionally, we have an established line of credit with the Federal Reserve Discount Window that had no outstanding balance under a total available line of $32.9 million at June 30, 2010.  Borrowings from the FRB Discount Window are secured by a collateral agreement on a pledged portion of the Bank’s commercial and real estate construction collateral.

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

Recent and Future Accounting Considerations

Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010.   According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff's understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President.  The amendment had no impact on the financial statements.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
The Bank was named a defendant in litigation filed by Ukrop’s Super Markets, Inc. (Ukrop’s) against the Bank in relation to a lease agreement with IMD Investment Group, LLC (“IMD”).  The litigation was filed in the Circuit Court for the City of Richmond, Virginia on or about July 22, 2010.  The suit alleges that pursuant to an August 31, 2009 Subordination, Attornment and Non-Disturbance Agreement (the “SNDA”) between Ukrop’s and the Bank, when the Bank foreclosed on the Deed of Trust, it automatically succeeded to the position of IMD under the lease between IMD and Ukrop’s and became responsible for any alleged breaches of that lease by IMD.  Ukrop’s is requesting monetary damages in an amount of approximately $8.7 million as a result of IMD’s alleged breach of contract.  At this time, the outcome of the litigation is undeterminable, but the Bank disputes Ukrop’s allegations and intends to vigorously defend itself.

Item 1A.  Risk Factors.

In addition to the Company’s risk factors as disclosed in the Annual Report Form 10-K for December 31, 2009, the Company has identified the following risk factor as of June 30, 2010:

Financial reform legislation recently enacted by Congress will result in new laws and regulations that are expected to increase our costs of operation.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act contains significant modifications to the current bank regulatory structure and requires various federal agencies to adopt a broad range of new implementing rules and regulations.  While not determinable at this time, the impact of the Dodd-Frank Act and the rules and regulations that will be promulgated thereunder could significantly affect our operations, increase our operating costs and divert management resources.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter.

Item 3.  Defaults Upon Senior Securities.

On April 29, 2010, the Board of Directors voted to defer the preferred dividend payment of $200 due on May 17, 2010.  On July 29, 2010, the Board of Directors voted to defer the preferred dividend payment of $200 due on August 16, 2010.  The total arrearage on such preferred stock as of the date of this filing is $400.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

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

VALLEY FINANCIAL CORPORATION

Date: August 10, 2010	By:	/s/Ellis L. Gutshall
Ellis L. Gutshall
President and Chief Executive Officer

Date: August 10, 2010	By:	/s/Kimberly B. Snyder
Kimberly B. Snyder
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith.