Form 10-Q
period 2010-09-30
VALLEY FINANCIAL CORP /VA/
filed 2010-11-12
CIK 921590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒

At November 11, 2010, 4,680,251 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION
FORM 10-Q
September 30, 2010

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

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements.
VALLEY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In 000s, except share and share data)

	(Unaudited) 9/30/10	(Audited) 12/31/09
Assets
Cash and due from banks	$6,296	$8,179
Interest-bearing deposits in banks	76,993	23,699
Total Cash and Cash Equivalents	83,289	31,878

Securities available-for-sale	102,575	70,485
Securities held-to-maturity (approximate market values of $10,415 at September 30, 2010 and $12,246 at December 31, 2009, respectively)	10,082	11,991
Restricted equity securities	5,828	6,172
Loans, net of allowance for loan losses of $10,669 at September 30, 2010 and $14,630 at December 31, 2009	527,448	556,391
Foreclosed assets	18,608	2,513
Premises and equipment, net	7,429	7,742
Bank owned life insurance	14,336	12,930
Accrued interest receivable	2,363	2,498
Other assets	9,981	11,125
Total assets	$781,939	$713,725

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$15,632	$17,629
Interest-bearing deposits	610,508	535,299
Total deposits	626,140	552,928

Federal funds purchased and securities sold under agreements to repurchase	17,019	21,304
Short-term borrowings	20,000	20,000
Long-term borrowings	43,000	48,000
Junior subordinated debentures	16,496	16,496
Accrued interest payable	1,190	2,462
Other liabilities	2,405	996
Total liabilities	726,250	662,186

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; 16,019 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	15,454	15,336
Common stock, no par value; 10,000,000 shares authorized; 4,680,251 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	23,508	23,369
Retained earnings	15,710	12,878
Accumulated other comprehensive income (loss)	1,017	(44)
Total shareholders’ equity	55,689	51,539
Total liabilities and shareholders’ equity	$781,939	$713,725

See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In 000s, except share and per share data)

	3 Months Ended		9 Months Ended
	9/30/10	9/30/09	9/30/10	9/30/09
Interest Income:
Interest and fees on loans	$7,154	$7,840	$21,828	$22,638
Interest on securities–taxable	789	665	2,309	2,590
Interest on securities-nontaxable	148	144	401	389
Interest on deposits in banks	46	8	91	10
Total interest income	8,137	8,657	24,629	25,627
Interest Expense:
Interest on deposits	2,333	2,754	7,112	8,322
Interest on short-term borrowings	209	153	721	341
Interest on long-term borrowings	405	588	1,227	1,875
Interest on junior subordinated debentures	100	106	281	382
Interest on federal funds purchased and securities sold
under agreements to repurchase	12	15	33	63
Total interest expense	3,059	3,616	9,374	10,983
Net interest income	5,078	5,041	15,255	14,644
Provision for loan losses	232	438	105	9,872
Net interest income after provision for loan losses	4,846	4,603	15,150	4,772

Noninterest Income:
Service charges on deposit accounts	361	306	1,003	875
Income earned on bank owned life insurance	137	138	407	408
Realized gain on sale of securities	-	702	-	969
Realized (loss) on sale of foreclosed assets	(187)	-	(195)	(165)
Other income	477	178	788	395
Total noninterest income	788	1,324	2,003	2,482

Noninterest Expense:
Compensation expense	2,043	1,958	6,080	5,607
Occupancy and equipment expense	390	394	1,185	1,230
Data processing expense	263	264	820	762
Advertising and marketing expense	102	80	303	216
Insurance	287	274	1,159	1,012
Audit fees	53	62	180	168
Legal	149	181	290	463
Franchise tax expense	123	106	370	319
Deposit expense	122	115	343	290
Loan expense	60	71	215	264
Computer software expense	105	108	296	325
Consulting fees	103	86	312	260
Foreclosed assets expense, net	91	23	262	101
Other expense	301	289	932	921
Total noninterest expense	4,192	4,011	12,747	11,938
Income (loss) before income taxes	1,442	1,916	4,406	(4,684)

Income tax expense (benefit)	394	603	1,255	(1,719)
Net income (loss)	$1,048	$1,313	$3,151	$(2,965)
Preferred dividends and accretion of discounts on warrants	239	242	718	716
Net income (loss) available to common shareholders	$809	$1,071	$2,433	$(3,681)

Earnings (loss) per share
Basic earnings (loss) per common share	$0.17	$0.23	$0.52	$(0.79)
Diluted earnings (loss) per common share	$0.17	$0.23	$0.52	$(0.79)
Weighted average shares outstanding	4,680,251	4,680,251	4,680,251	4,680,215
Diluted average shares outstanding	4,694,170	4,680,251	4,688,946	4,680,215
Dividends declared per common share	$-	$-	$-	$0.04

See accompanying notes to the consolidated financial statements

VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In 000s, except share and per share data)

	Nine Months Ended
	9/30/10	9/30/09
Cash flows from operating activities
Net income (loss)	$3,151	$(2,965)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Provision for loan losses	105	9,872
Depreciation and amortization of bank premises, equipment and software	593	657
Stock compensation expense	139	110
(Increase) decrease in deferred income tax	1,035	(1,392)
Net gains on sale of securities	-	(969)
Net losses on foreclosed and repossessed assets	195	165
Net losses on equipment disposals	5	5
Net amortization of bond premiums/discounts	634	118
Increase in unearned loan fees	(9)	(39)
Decrease in accrued interest receivable	135	46
(Increase) decrease in other assets	68	(396)
Increase in value of life insurance contracts	(407)	(408)
Increase (decrease) in accrued interest payable	(1,272)	157
Increase (decrease) in other liabilities	1,408	(102)
Net cash and cash equivalents provided by operating activities	5,780	4,859

Cash flows from investing activities
Purchases of bank premises, equipment and software	(244)	(393)
Purchases of securities available-for-sale	(63,952)	(49,274)
Purchases of securities held-to-maturity	-	(6,315)
Purchases of restricted equity securities	-	(130)
Proceeds from sales/calls/paydowns/maturities of securities available-for-sale	32,305	73,374
Proceeds from sales/calls/paydowns/maturities of securities held-to-maturity	1,893	3,801
Proceeds from sales/calls/paydowns/maturities of restricted equity securities	344	-
Purchase of bank owned life insurance	(1,000)	-
Proceeds from sale of foreclosed and repossessed assets	2,653	1,916
Capitalized costs related to foreclosed assets	(400)	(20)
(Increase) decrease in loans, net	10,305	(42,697)
Net cash and cash equivalents used in investing activities	(18,096)	(19,738)

Cash flows from financing activities
Increase (decrease) in non-interest bearing deposits	(1,997)	2,901
Increase in interest bearing deposits	75,209	75,076
Proceeds from short-term borrowings	-	46,000
Principal repayments of short-term borrowings	(5,000)	(58,000)
Decrease in securities sold under agreements to repurchase	(4,285)	(14,577)
Decrease in federal funds purchased	-	(11,326)
Cash dividends paid	(200)	(1,055)
Net proceeds from issuance of common stock	-	(7)
Net cash and cash equivalents provided by financing activities	63,727	39,012
Net increase in cash and cash equivalents	51,411	24,133

Cash and cash equivalents at beginning of year	31,878	7,296
Cash and cash equivalents at end of year	$83,289	$31,429

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$10,651	$10,826
Cash paid during the period for income taxes	$501	$610

Noncash financing and investing activities
Transfer of loans to foreclosed property	$18,542	$3,656
Reclassification of borrowings from long-term to short-term	$5,000	$5,000

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2010 (Unaudited)
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

 (2)           Securities

The carrying values, unrealized gains, unrealized losses, and approximate fair values of available-for-sale and held-to-maturity investment securities at September 30, 2010 are shown in the tables below. As of September 30, 2010, investments (including both available-for-sale and held-to-maturity) and restricted equity securities with amortized costs and fair values of $64,272 and $66,099, respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale (“AFS”) as of September 30, 2010 and December 31, 2009 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
September 30, 2010
U.S. Government and federal agency	$6,903	$110	$(10)	$7,003
Government-sponsored enterprises	11,696	51	(5)	11,742
Mortgage-backed securities	72,820	1,121	(60)	73,881
States and political subdivisions	9,616	359	(26)	9,949
	$101,035	$1,641	$(101)	$102,575

December 31, 2009
U.S. Government and federal agency	$552	$7	$(1)	$558
Government-sponsored enterprises	15,007	48	(182)	14,873
Mortgage-backed securities	49,522	423	(470)	49,475
States and political subdivisions	5,471	115	(7)	5,579
	$70,552	$593	$(660)	$70,485

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity (“HTM”) as of September 30, 2010 and December 31, 2009 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
September 30, 2010
Mortgage-backed securities	$4,904	$184	$-	$5,088
States and political subdivisions	5,178	149	-	5,327
	$10,082	$333	$-	$10,415

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
December 31, 2009
Mortgage-backed securities	$6,379	$121	$-	$6,500
States and political subdivisions	5,612	157	(23)	5,746
	$11,991	$278	$(23)	$12,246

The following table presents the maturity ranges of securities available-for-sale as of September 30, 2010 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION
(in 000’s)

	Available for Sale
	September 30, 2010
	Amortized Costs	Fair Value	Yield

U.S.Government and federal agency:
Within one year	$135	$140	5.88%
After one but within five years	200	204	1.38%
After five but within ten years	5,035	5,112	3.45%
After ten years	1,533	1,547	4.01%

Government-sponsored enterprises:
After five but within ten years	3,000	3,004	5.20%
After ten years	8,696	8,738	4.96%

Obligations of states and subdivisions:
After five but within ten years	1,055	1,122	5.34%
After ten years	8,561	8,827	4.35%

Mortgage-backed securities	58,153	58,650	3.24%

Collateralized mortgage obligations	14,667	15,231	3.49%

Total	$101,035	$102,575

Total Securities by Maturity Period *
Within one year	$135	$140
After one but within five years	200	204
After five but within ten years	9,090	9,238
After ten years	18,790	19,112
Mortgage-backed securities	58,153	58,650
Collateralized mortgage obligations	14,667	15,231

Total by Maturity Period	$101,035	$102,575

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

The following table presents the maturity ranges of securities held-to-maturity as of September 30, 2010 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION
(in 000’s)
	Held to Maturity
	September 30, 2010
	Amortized Costs	Fair Value	Yield

Obligations of states and subdivisions:
Within one year	$140	$141	4.00%
After one but within five years	650	676	4.26%
After five but within ten years	2,279	2,344	4.91%
After ten years	2,109	2,166	6.04%

Mortgage-backed securities	636	674	4.25%

Collateralized mortgage obligations	4,268	4,414	5.54%

Total	$10,082	$10,415

Total Securities by Maturity Period *
Within one year	$140	$141
After one but within five years	650	676
After five but within ten years	2,279	2,344
After ten years	2,109	2,166
Mortgage-backed securities	636	674
Collateralized mortgage obligations	4,268	4,414
Total by Maturity Period	$10,082	$10,415

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

The following tables detail unrealized losses and related fair values in the Company’s available-for-sale investment securities portfolio.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2010 and December 31, 2009.  At September 30, 2010 we evaluated our investment portfolio and determined all unrealized losses presented in the table below are not related to an issuer’s financial condition but are due to changes in the level of interest rates and declines are deemed to be temporary in nature.  Factors considered in making this determination include length and severity of impairment, underlying reason for impairment and the Company’s ability and intent to hold the investment until recovery.

Temporarily Impaired Securities in AFS Portfolio

September 30, 2010	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$3,020	$(10)	$-	$-	$3,020	$(10)
Government-sponsored enterprises*	1,695	(5)	-	-	1,695	(5)
Mortgage-backed securities	17,965	(59)	26	(1)	17,991	(60)
State and political subdivisions	1,130	(26)	-	-	1,130	(26)
Total temporarily impaired securities	$23,810	$(100)	$26	$(1)	$23,836	$(101)

Temporarily Impaired Securities in AFS Portfolio

December 31, 2009	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$199	$(1)	$-	$-	$199	$(1)
Government-sponsored enterprises*	10,555	(182)	-	-	10,555	(182)
Mortgage-backed securities	28,863	(468)	32	(2)	28,895	(470)
State and political subdivisions	666	(7)	-	-	666	(7)
Total temporarily impaired securities	$40,283	$(658)	$32	$(2)	$40,315	$(660)

*Such as FNMA, FHLMC and FHLB.

The following table details unrealized losses and related fair values in the Company’s held-to-maturity investment securities portfolio as of December 31, 2009.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2009.  There were no individual securities at September 30, 2010 with an unrealized loss in the Company’s held-to-maturity investment securities portfolio.

Temporarily Impaired Securities in HTM Portfolio

December 31, 2009	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State and political subdivisions	$237	$(17)	$509	$(6)	$746	$(23)
Total temporarily impaired securities	$237	$(17)	$509	$(6)	$746	$(23)

*Such as FNMA, FHLMC and FHLB.

No securities were sold during the three- and nine-month period ending September 30, 2010.  Proceeds received from the sale of securities were $25,947 and $31,823 for the three and nine months ended September 30, 2009.   Gross gains from the sale of securities were $702 and $969 for the three and nine months ended September 30, 2009.  No losses were recognized on the sale of securities in 2009.  Realized gains and losses on the sale of securities are determined using the specific-identification method.

(3)           Allowance for Loan Losses

The following table summarizes the loan loss experience for the nine-month periods ended September 30, 2010 and 2009.

Allowance for Loan Losses
(dollars in 000s)
	9/30/10	9/30/09
Balance at January 1	$14,630	$7,592
Provision for loan losses	105	9,872
Recoveries:
Commercial	23	5
Loans to individuals	8	2
Residential Real Estate	17	-
Real Estate Construction	3	-
Charged off loans:
Commercial	(921)	(2,342)
Loans to individuals	(11)	(80)
Commercial Real Estate	(340)	(204)
Residential Real Estate	(1,016)	(214)
Real Estate Construction	(1,829)	(1,310)
Balance at September 30	$10,669	$13,321

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

	Earnings/(Loss) Per Share
	3 Months Ending		9 Months Ending
	9/30/10	9/30/09	9/30//10	9/30//09

Basic	$0.17	$0.23	$0.52	$(0.79)

Diluted	$0.17	$0.23	$0.52	$(0.79)

	Weighted Average Shares Outstanding
	3 Months Ending		9 Months Ending
	9/30/10	9/30/09	9/30/10	9/30/09

Basic	4,680,251	4,680,251	4,680,251	4,680,215

Diluted	4,694,170	4,680,251	4,688,946	4,680,215

(5)           Comprehensive Income

For the nine months ended September 30, 2010 and 2009, total comprehensive income (loss) was $4,212 and ($3,020), respectively.  For the three months ended September 30, 2010 and 2009, total comprehensive income was $1,023 and $1,074, respectively.

The information that follows discloses the reclassification adjustments and the income taxes related to the net unrealized gains on securities available-for-sale that are included in other comprehensive income, net of income taxes for the three-month and nine-month periods ended September 30, 2010 and 2009.

	3 Months Ended (dollars in 000s)		9 Months Ended (dollars in 000s)
	9/30/10	9/30/09	9/30/10	9/30/09
Net unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) during the year	$(38)	$339	$1,607	$887
Reclassification adjustment for gains realized in income, net of taxes	-	(463)	-	(640)
Income tax (expense) benefit	13	(115)	(546)	(302)
Other comprehensive income (loss), net of income taxes	$(25)	$(239)	$1,061	$(55)

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments.  The same credit policy is used in making commitments as is used for on-balance-sheet risk.  At September 30, 2010 outstanding commitments to extend credit were $128,086 as compared to $149,821 at December 31, 2009.

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

(7)           Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings at September 30, 2010 and December 31, 2009 totaled $20,000.  In February, a $5,000 convertible FHLB advance was reclassified into short-term borrowings from long-term borrowings as it matures in February 2011.  In May, a $5,000 convertible FHLB advance matured.

Long-term FHLB borrowings at September 30, 2010 totaled $43,000, a reduction of $5,000 as compared to the $48,000 reported at December 31, 2009.  This reduction is due to the convertible advance that was reclassified into short-term borrowings in February as described above.

(8)           Stock Based Compensation

The Company has two share-based compensation plans, which are described Company’s Annual Report Form 10-K. The compensation cost that has been charged against income for those plans was approximately $139 and $110 for the nine-month periods ended September 30, 2010 and 2009, respectively.  The compensation cost that has been charged against income for those plans was approximately $44 and $36 for the three-month periods ended September 30, 2010 and 2009, respectively.  The Company has no nonqualified stock options outstanding at September 30, 2010.

A summary of option activity during the nine-month periods ended September 30, 2010 and 2009 is presented below:

September 30, 2010	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Intrinsic Value of Options Exercised	Weighted Average Contractual Term
Balance at 12/31/09	237,850	$8.77	$2.76	$12	6.65 years

Granted	9,200	3.94	1.38	-
Forfeited	(15,600)	10.33	3.51

Balance at 9/30/10	231,450	$8.47	$2.65	$17	6.01 years

Exercisable at 9/30/10	131,428	$9.97	$3.04	n/a	4.34 years

September 30, 2009	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Intrinsic Value of Options Exercised		Weighted Average Contractual Term
Balance at 12/31/08	256,982	$8.79	$2.66		$302	5.97 years

Exercised	(1,400)	5.08	0.95		-
Forfeited	(2,500)	11.01	4.03
Granted	2,000	5.11	1.49
Expired	(33,250)	5.08	0.95
Balance at 9/30/09	221,832	$9.32	$2.90		$-	6.15 years

Exercisable at 9/30/09	119,722	$9.69	$2.79	$	n/a	4.33 years

Information regarding options vested during the three and nine-month periods ended September 30, 2010 and 2009 are as follows:

	3 Months Ended (dollars in 000s)		9 Months Ended (dollars in 000s)
	9/30/10	9/30/09	9/30/10	9/30/09
Number of options vested:	7,000	7,560	16,480	17,740
Total grant date fair value of options vested:	$35	$37	$67	$73

A summary of restricted stock activity during the nine-month period ended September 30, 2010 is presented below:

	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value

Outstanding at 12/31/09	30,000	$4.62

Granted	36,195	$4.05
Forfeited	(2,000)	$6.00

Outstanding at 9/30/10	64,195	$4.26

There were no restricted stock options outstanding during the nine-month period ended September 30, 2009.

(9)           Fair Value

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy:

Assets and Liabilities Recorded at Fair Value on a Recurring Basis at September 30, 2010

(in 000’s)	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale:
U.S. Government and federal agency	$7,003	$-	$7,003	$-
Government-sponsored enterprises	11,742	-	11,742	-
Mortgage-backed securities	73,881	-	73,881	-
States and political subdivisions	9,949	-	9,949	-
Total assets at fair value	$102,575	$-	$102,575	$-

Total liabilities at fair value	$-	$-	$-	$-

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis at September 30, 2010

(in 000’s)	Total	Level 1	Level 2	Level 3
Impaired loans
Commercial	$4,564	$-	$4,564	$-
Commercial Real Estate	14,659	-	14,659	-
Residential Real Estate	4,505	-	4,505	-
Construction Real Estate	10,959	-	10,959	-
Total impaired loans	34,687	-	34,687	-
Foreclosed assets	18,608	-	18,608	-
Total assets at fair value	$53,295	$-	$53,295	$-

Total liabilities at fair value	$-	$-	$-	$-

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(in 000’s)	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$6,296	$6,296	$8,179	$8,179
Interest-bearing deposits in banks	76,993	76,993	23,699	23,699
Securities available-for-sale	102,575	102,575	70,485	70,485
Securities held-to-maturity	10,082	10,415	11,991	12,246
Restricted equity securities	5,828	5,828	6,172	6,172
Loans, net	527,448	533,718	556,391	557,975
Bank owned life insurance	14,336	14,336	12,930	12,930
Foreclosed Assets	18,608	18,608	2,513	2,513

Financial liabilities
Total deposits	626,140	627,794	552,928	553,908
Securities sold under agreements to repurchase	17,019	17,019	21,304	21,304
Short-term borrowings	20,000	20,000	20,000	20,000
Long-term borrowings	43,000	47,842	48,000	51,403
Junior subordinated debentures	16,496	15,866	16,496	15,864

(10)                     Dividends

On July 29, 2010, the Board of Directors voted to defer the preferred dividend payment of $200 due on August 16, 2010.  On October 14, 2010, the Board of Directors voted to defer the preferred dividend payment of $200 due on November 15, 2010.  As of September 30, 2010, accumulated and unpaid preferred dividends totaled $501, or $31.25 per preferred share.  As anticipated, the Company entered into a written agreement (“Written Agreement”) with the FRB of Richmond (the “Reserve Bank”) on September 30, 2010.  The terms of this Written Agreement preclude the Company from payment of common or preferred stock dividends or trust preferred security interest payments without prior approval from the Reserve Bank.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the three and nine-month periods ended September 30, 2010 and 2009 is as follows.  The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Policy

For a discussion of the Company’s critical accounting policy related to the allowance for loan losses, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Written Agreement with the Federal Reserve

On September 30, 2010, the Company and the Bank entered into a written agreement (“Written Agreement”) with the FRB of Richmond (the “Reserve Bank”).  Under the terms of the Written Agreement, the Bank has agreed to develop and submit to the Reserve Bank for approval written plans to, among other matters, strengthen credit risk management policies, revise its contingency funding plan, and improve the Bank’s earnings and overall condition.

Both the Company and the Bank have also agreed to submit capital plans to maintain sufficient capital and to refrain from declaring or paying dividends without prior regulatory approval.  The Company has agreed that it will not take any other form of payment representing a reduction in Bank’s capital or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior regulatory approval.  The Company also has agreed not to incur, increase or guarantee any debt or to purchase or redeem any shares of its stock without prior regulatory approval.

The Company and the Bank have appointed a committee to monitor compliance with the Written Agreement.  The directors of the Company and the Bank have recognized and unanimously agree with the common goal of financial soundness represented by the Written Agreement and have confirmed the intent of the directors and executive management to diligently seek to comply with all requirements of the Written Agreement.

Results of Operations

Net income for the three-month period ending September 30, 2010 was $1,048,000 compared to net income of $1,313,000 for the same period last year.  After deducting the dividends accrued on our preferred stock and accretion of discounts on warrants held by the U.S Treasury in connection with its preferred stock investment, net income available to common shareholders for the three-month period ending September 30, 2010 amounted to $809,000 compared to net income available to common shareholders of $1,071,000 for the same period last year. However, included in the third quarter 2009 results were gains totaling $702,000 realized on the sale of securities, compared to $0 for such gains in the third quarter of 2010.  Absent these gains, net income available to common shareholders increased by 33% for the third quarter of 2010 as compared to the same period last year.  Diluted earnings per share for the three-month period ending September 30, 2010 were $0.17 compared to $0.23 for the third quarter of 2009.  The Company’s earnings for the third quarter 2010 produced an annualized return on average total assets of 0.54% and an annualized return on average shareholders’ equity of 7.66%.  The Company recorded provisions for potential loan losses of $232,000 for the third quarter of 2010, a decrease of $206,000 as compared to the same period last year.  During the third quarter of 2010:

•
the Company added new specific loan loss reserves totaling $1,047,000 on commercial real estate, residential real estate and construction and development relationships as a result of continued market devaluation;

•	the Company successfully resolved two problem loan relationships without incurring any principal or interest loss to the Bank and as a result, reversed $680,000 in specific loan loss reserves; and
•	the Company recorded a reduction to general loan loss reserves of $135,000 as a result of the reduction in the loan portfolio balances.

Due primarily to the successful resolution of the problem loan relationships described above, the ratio of allowance for loan losses as a percentage of total loans decreased slightly from 2.00% at June 30, 2010 to 1.98% at September 30, 2010.  At September 30, 2010, the Company’s total loan loss reserves amounted to $10.7 million, of which $1.0 million were specific loan loss reserves on our impaired loans and $9.7 million were general loan loss reserves to cover inherent risks in the loan portfolio based on the current economic environment.  Total loan loss reserves represented 65% of the nonaccrual loan balances as of September 30, 2010, level with the 65% coverage of nonaccrual loans as of June 30, 2010.

Net income for the nine-month period ended September 30, 2010 was $3,151,000 compared to a net loss of $2,965,000 for the same period last year, an increase of $6,116,000.  After deducting the dividends accrued on our preferred stock and accretion of discounts on warrants held by the U.S Treasury in connection with its preferred stock investment, net income available to common shareholders year-to-date was $2,433,000, or $0.52 per diluted common share, as compared to a net loss to common shareholders of $3,681,000, or ($0.79) per diluted common share, for the same period last year.   The Company’s earnings for the nine-month period produced an annualized return on average total assets of 0.56% and an annualized return on average shareholder’s equity of 7.92%.  Loan loss provisions decreased $9,767,000 in comparison to the prior year period, from $9,872,000 in the nine-month period ended September 30, 2009 to $105,000 in the nine-month period ended September 30, 2010.

For the three-month period ended September 30, 2010, interest income decreased $520,000, or 6.0%, to $8.1 million from $8.7 million in the same three-month period last year. The decrease in interest income is attributable to a decline in the average loans as well as the drop in yield earned on our investment portfolio, which declined 88 basis points from the three-month period ended September 30, 2010 compared to the same period in the prior year.  Interest expense decreased in the three-month period ended September 30, 2010, by 15.4% from $3.6 million in the prior year period to $3.1 million in the current year period.   This decrease in interest expense was a result of lower rates on our funding vehicles and a lower volume of borrowings.  Interest expense on deposits decreased by $421,000, or 15.3%, from $2.8 million in the prior year period to $2.3 million in the third quarter of 2010.  Interest expense on borrowings decreased by $136,000, or 15.8%, from $862,000 in the prior year period to $726,000 in the third quarter of 2010.  For the nine-month period ended September 30, 2010, interest income decreased $998,000, or 3.9%, to $24.6 million from $25.6 million in the same nine-month period last year.  For the nine-month period ended September 30, 2010, interest expense decreased $1.6 million, or 14.6%, to $9.4 million from $11.0 million in the same nine-month period last year.

The Company’s net interest income was $5.1 million for the three months ended September 30, 2010 compared to $5.0 million reported for the same period last year, an increase of 0.6%.  The Company’s net interest margin was 2.82% for the three months ended September 30, 2010, down 18 basis points compared to the 3.00% reported for the same period last year and down 14 basis points compared to the 2.96% reported for the second quarter of 2010.   The decrease in net interest margin during the third quarter is due to a greater portion of earning assets concentrated in liquid assets and securities.  Liquid assets maintained in interest bearing accounts averaged $83.1 million in the third quarter of 2010 compared to an average of $14.7 million during the same period last year and compared to an average of $45.6 million in the second quarter of 2010.  For the nine-month period ended September 30, 2010, net interest income increased $611,000, or 4.2%, to $15.3 million from $14.6 million in the same nine-month period last year.

Noninterest income decreased $536,000 for the three-month period ended September 30, 2010, or 40.5%, compared to the same period last year, from $1.3 million to $788,000.  However, included in noninterest income for the third quarter of 2009 were gains of $702,000 realized on the sale of securities, as compared to $0 in gains recorded on the sale of securities for the third quarter of 2010.  Excluding these gains, noninterest income increased $166,000, or 26.7%, from the prior year period.  For the three month-period ending September 30, 2010, as compared to the three-month period ending September 30, 2009:
•	Service charge revenue increased $55,000, or 18.0%, from $306,000 to $361,000.
•	Valley Wealth Management Services grew revenues by $68,000, or 119.0%, from $57,000 to $125,000.
•	Revenue from the sale of mortgages into the secondary market increased $52,000, or 149.0%, from $35,000 to $87,000.
•	Rental income from foreclosed property was $96,000 in current period compared to $0 in the same three-month period last year.
•	Gains from partnership interests were $110,000 in the current period compared to $0 in the same three-month period last year.

For the nine-month period ended September 30, 2010, noninterest income decreased $479,000, or 19.3%, to $2.0 million from $2.5 million in the same nine-month period last year.  Excluding the gain on the sale of securities totaling $969,000 for the nine-month period, noninterest income increased $490,000, or 32.4%.

Noninterest expense for the three-month period ended September 30, 2010 totaled $4.2 million, an increase of $181,000, or 4.5%, compared to $4.0 million during the same period in the prior year. Compensation expense increased by approximately $85,000, with almost half of the increase the result of lower deferred salary costs in correlation to lower loan growth for the quarter.  Foreclosed assets expense increased by $68,000 with the increase in the number of foreclosures as compared to the previous year. The Company’s efficiency ratio for the three- and nine-month periods of 2010 was 69.69% and 72.12%, respectively, as compared to 61.62% and 68.12%, respectively, for the same periods last year.  Excluding the $702,000 gains realized on the sale of securities in 2009, the 2009 ratios would have been 69.07% and 72.11%, respectively, both virtually unchanged when compared to current year results.  For the nine-month period ended September 30, 2010, noninterest expense increased $809,000, or 6.8%, to $12.7 million from $11.9 million in the same nine-month period last year.

The following table shows our key performance ratios for the periods ended September 30, 2010, December 31, 2009 and September 30, 2009:

Key Performance Ratios (1)

	9 months	12 months	9 months
	Ended	Ended	Ended
	9/30/10	12/31/09	9/30/09
Return on average assets	0.56%	(0.81%)	(0.57%)
Return on average equity (2)	7.92%	(10.03%)	(6.93%)
Net interest margin (3)	2.91%	2.99%	2.99%
Cost of funds	1.82%	2.26%	2.33%
Yield on earning assets	4.67%	5.14%	5.20%
Basic net earnings per common share	$0.52	$(1.42)	$(0.79)
Diluted net earnings per common share	$0.52	$(1.42)	$(0.79)

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

	Nine months ended 9/30/10	Twelve months ended 12/31/09	Nine months ended 9/30/09
Net interest income, non tax-equivalent	$15,255	$19,824	$14,644
Less: tax-exempt interest income	(401)	(511)	(389)
Add: tax-equivalent of tax-exempt interest income	608	774	589
Net interest income, tax-equivalent	$15,462	$20,087	$14,844

Capital Adequacy

Our capital levels remain strong during this economic downturn. We review the adequacy of our capital on an ongoing basis at the Company and Bank level and are committed to maintaining a total risk based capital ratio of 10% or greater at the Bank level, as is required for a “well capitalized” institution. We seek to maintain a capital structure adequate to support anticipated asset growth and serve as a cushion to absorb potential losses.  Tier 1 risk-based and total risk-based capital ratios were 12.4% and 13.6% at September 30, 2010, well above the regulatory well-capitalized capital ratios of 6.0% and 10.0%, respectively.  Our financial position at September 30, 2010 reflects liquidity and capital levels currently adequate to fund anticipated near-term business expansion.  In an effort to continue preservation of capital, we issued deferral notices to the trustees of the Company’s Trust Preferred Securities for interest payments due during the third quarter of 2010.  Likewise, the Board of Directors voted on July 29, 2010 and October 14, 2010 to defer the preferred dividend payment on the TARP capital payable on August 16, 2010 and November 15, 2010, respectively.  These deferrals will be evaluated on a quarterly basis, and following the Company’s entrance into a Written Agreement with the Reserve Bank on September 30, 2010, any decision to pay interest on the trust preferred securities and the preferred dividend on TARP capital will require the approval of the Reserve Bank.

For the periods indicated, the Company had the following risk-based capital and leverage ratios:

Valley Financial Corporation

Ratio	Well Capitalized	9/30/10	12/31/09	9/30/09
Tier 1	6.0%	12.4%	11.7%	11.9%
Total	10.0%	13.6%	13.0%	13.2%
Leverage	5.0%	9.1%	9.4%	10.0%

For the periods indicated, the Bank had the following risk-based capital and leverage ratios:

Valley Bank

Ratio	Well Capitalized	9/30/10	12/31/09	9/30/09
Tier 1	6.0%	11.3%	10.6%	10.8%
Total	10.0%	12.5%	11.9%	12.1%
Leverage	5.0%	8.3%	8.5%	9.1%

Financial Condition

The following table shows our key growth indicators:

Key Growth Indicators
(dollars in 000s)

	9/30/10	12/31/09	9/30/09
Investment securities	$118,485	$88,648	$72,192
Loans, net	$527,448	$556,391	$574,662
Deposits	$626,140	$552,928	$544,312
Total assets	$781,939	$713,725	$710,635

Total assets grew by $68.2 million through the first nine months of 2010 with our cash holdings (including cash, due from banks, interest-bearing deposits and overnight federal funds sold) increasing $51.4 million. At September 30, 2010, we had a balance of $76.5 million on deposit with the Reserve Bank, which is reflected in our interest-bearing deposits in banks. Securities increased $29.8 million during the first three quarters as loan demand has remained soft.  Loans have decreased $28.9 million during the first nine months of 2010 with $18.5 million of that amount attributable to an increase in foreclosed assets.

On the funding side, total deposits have increased $73.2 million during the first nine months of 2010 with strong growth generated in our MyLifestyle Savings and our Prime Money Market products.   Total transaction and savings accounts (demand deposits, checking, money market and savings accounts) have grown $143.0 million, or 53.6%, since December 31, 2009, thus reducing our reliance on higher-cost certificates of deposits, which have decreased by $69.8 million in that same time period and account for 34.5% of total deposits at September 30, 2010, compared to 60.9% of total deposits as of December 31, 2009.  Borrowings decreased by $9.3 million, as we allowed a $5.0 million FHLB advance to mature.  The remaining reduction in borrowings is in our overnight repo deposit product.  Shareholder’s equity increased $3.8 million primarily based on the $2.4 million net income available to common shareholders recorded and a $1.1 million net appreciation of fair values on our available-for-sale securities.

Non-Performing Assets

The Company’s ratio of non-performing assets as a percentage of total assets decreased 20 basis points to 4.77% as of September 30, 2010, as compared to 4.97% as of June 30, 2010 but increased 174 basis points as compared to 3.03% as of September 30, 2009.  Non-performing assets decreased from $37.9 million at June 30, 2010 to $37.3 million at September 30, 2010.  Non-performing assets consisted of non-accrual loans of $16.5 million and foreclosed assets of $18.6 million. Included in foreclosed assets were three commercial real estate properties totaling $16.5 million and residential real estate properties totaling $2.1 million.  Regarding the commercial real estate properties, while foreclosure did occur on June 30, 2010, the deed(s) conveying the properties has not yet been recorded.  Also included in non-performing assets at September 30, 2010 are loans totaling $2.2 million that were past due greater than 90 days and still accruing interest.  The Company anticipates full payment on these accruing loans.

Net charge-offs as a percentage of average loans receivable amounted to 0.07% for the third quarter of 2010, compared to 0.55% for the second quarter of 2010 and 0.06% for the same quarter in the prior year.  Net charge-offs for the quarter ended September 30, 2010 were $374,000, in comparison to $3.1 million for the second quarter of 2010 and $332,000 for the same quarter one year ago.

Non-performing assets at September 30, 2010, December 31, 2009 and September 30, 2009 are presented in the following table:

Non-performing Assets
(dollars in 000s)

	9/30/10	12/31/09	9/30/09
Nonaccrual loans	$16,474	$28,568	$17,285
Loans past due 90 days or more	2,231	24	2,217
Restructured loans	-	-	42
Total nonperforming loans	$18,705	$28,592	$19,544

Foreclosed, repossessed and idled properties	18,608	2,513	2,018
Total nonperforming assets	$37,313	$31,105	$21,562

If nonaccrual loans had performed in accordance with their original terms, additional interest income would have been recorded in the amount of $996,000 for the nine months ended September 30, 2010; $689,000 for the year ended December 31, 2009; and $405,000 for the nine months ended September 30, 2009.

Higher Risk Loans

Certain types of loans, such as option ARM products, interest-only loans, subprime loans, and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  We have not offered option ARM, interest-only, or subprime mortgage loans.

Junior-lien mortgages can also be considered higher risk loans and our junior lien portfolio currently consists of balances totaling $22.1 million (4.1% of total portfolio) at September 30, 2010.  Loans included in this category that were initially made with high loan-to-value ratios of 100% or greater, have current balances totaling $1.7 million and current loan-to-value ratios of 42% or less at September 30, 2010.  Since 2007, we have experienced charge-offs totaling $788,000 in junior lien mortgages.

Additionally, we have residential first mortgages with balances approximating $3.6 million that are, as of the most recent appraisal date, at current loan-to-value ratios greater than or equal to 100%.  We have recently introduced a mortgage program that will offer up to 100% financing on home purchases and refinances for qualifying licensed medical physicians.  Since 2008, we have experienced charge-offs totaling $1.6 million in residential first mortgages.

Interest Rate Risk

For a discussion on interest rate risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Our cumulative re-pricing gap for the 90-day time period indicates a liability-sensitive position as of September 30, 2010.

Liquidity

One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity.  Liquidity measures our ability to meet our maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for customers’ credit needs.  Liquidity represents a financial institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.  We sell excess funds overnight to provide an immediate source of liquidity and as of September 30, 2010 we had a total of $76.5 million in overnight funds at the Reserve Bank.   Liquid assets maintained in interest bearing accounts averaged $83.1 million in the third quarter of 2010 compared to an average of $14.7 million during the same period last year and compared to an average of $45.6 million in the second quarter of 2010.  The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The secondary liquidity source for both short-term and long-term borrowings consists of a secured line of credit from the Federal Home Loan Bank (“FHLB”).  At September 30, 2010, the line of credit had $63.0 million outstanding under a total available line of $84.8 million.  Borrowings from the FHLB are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral.  Additionally, we have an established line of credit with the Reserve Bank’s Discount Window that had no outstanding balance under a total available line of $33.2 million at September 30, 2010.  Borrowings from the FRB Discount Window are secured by a collateral agreement on a pledged portion of the Bank’s commercial and real estate construction collateral.

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

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interests(s)”.  The updates were effective upon issuance but had no impact on the Company’s financial statements.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Bank was named a defendant in litigation filed by Ukrop’s Super Markets, Inc. (“Ukrop’s”) against the Bank in relation to a lease agreement with IMD Investment Group, LLC (“IMD”).  The litigation was filed in the Circuit Court for the City of Richmond, Virginia on or about July 22, 2010.  The suit alleges that pursuant to an August 31, 2009 Subordination, Attornment and Non-Disturbance Agreement (the “SNDA”) between Ukrop’s and the Bank, when the Bank foreclosed on the Deed of Trust, it automatically succeeded to the position of IMD under the lease between IMD and Ukrop’s and became responsible for any alleged breaches of that lease by IMD.  Ukrop’s is requesting monetary damages in an amount of approximately $8.7 million as a result of IMD’s alleged breach of contract.  At this time, the outcome of the litigation is undeterminable, but the Bank disputes Ukrop’s allegations and intends to vigorously defend itself.

Item 1A.  Risk Factors.

We have entered into a written agreement with the Federal Reserve Bank of Richmond, which will require us to dedicate resources to comply with the agreement.

We entered into a written agreement with the Federal Reserve Bank of Richmond on September 30, 2010. Among other things, the written agreement requires us to develop and submit for written plans to improve our credit risk management, revise our contingency funding plan and improve our earnings and overall condition. We have also agreed to submit capital plans to maintain sufficient capital and to refrain from declaring or paying dividends without prior regulatory approval.  While subject to the written agreement, we expect that our management and board of directors will be required to focus time and attention on taking actions to comply with its terms.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter.

Item 3.  Defaults Upon Senior Securities.

On April 29, 2010, the Board of Directors voted to defer the preferred dividend payment of $200,000 due on May 17, 2010.  On July 29, 2010, the Board of Directors voted to defer the preferred dividend payment of $200,000 due on August 16, 2010.  On October 14, 2010, the Board of Directors voted to defer the preferred dividend payment of $200,000 due on November 15, 2010.  The accumulated and unpaid preferred dividends as of the date of this filing total $601,000, or $37.52 per share.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number	Description

10.1	Written Agreement between the Federal Reserve Bank of Richmond and the Company (incorporated herein by reference to Exhibit 10.1 of Form 8-K, filed October 6, 2010, File No. 33-77568).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

November 12, 2010	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief Executive Officer

November 12, 2010	/s/ Kimberly B. Snyder
Date	Kimberly B. Snyder, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Written Agreement between the Federal Reserve Bank of Richmond and the Company (incorporated herein by reference to Exhibit 10.1 of Form 8-K, filed October 6, 2010, File No. 33-77568).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith.