Form 10-K
period 2010-12-31
VALLEY FINANCIAL CORP /VA/
filed 2011-03-17
CIK 921590

hat

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number: 000-28342v

VALLEY FINANCIAL CORPORATION (Exact Name of Registrant as Specified in Its Charter)

VIRGINIA	54-1702380
(State or Other Jurisdiction of Incorporation Or Organization)	(I.R.S. Employer Identification Number)

36 Church Avenue, S.W. Roanoke, Virginia	24011 (Zip Code)
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
Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of Valley Financial Corporation Common Stock held by non-affiliates of Valley Financial Corporation as of June 30, 2010 was $11,673,702.

The number of shares of Valley Financial Corporation Common Stock outstanding as of March 4, 2011 was 4,697,256.

Documents of Which Portions	Parts of Form 10-K into Which Portion of
Are Incorporated by Reference	Documents Are Incorporated

Proxy Statement for Valley Financial	Certain Items in Part III as indicated
Corporation’s 2011 Annual
Meeting of Shareholders

Table of Contents

VALLEY FINANCIAL CORPORATION
FORM 10-K
December 31, 2010

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

Effective June 26, 2003, Valley Financial (VA) Statutory Trust I was established as a wholly-owned subsidiary of the Company for the purpose of issuing trust preferred securities. Effective October 16, 2002, the Bank established VB Investments, LLC as a wholly-owned subsidiary of the Bank to be a limited partner in various tax credit partnerships. The establishment of the subsidiary gives the Bank the right to utilize certain federal and state tax credits. Effective September 26, 2005, Valley Financial (VA) Statutory Trust II was established as a wholly-owned subsidiary of the Company for the purpose of issuing additional trust preferred securities.  Effective December 15, 2006, Valley Financial (VA) Statutory Trust III was established as a wholly owned subsidiary of the Company for the purpose of issuing additional trust preferred securities.  These entities raised capital (in the case of the statutory trusts) or investments (in the case of the LLC) for the Company and the Bank.  VB Land, LLC was established in September 2008 as a wholly-owned subsidiary of the Bank to provide credit intermediary services for the Bank.  In June 2010, the Bank established Ivy View, LLC, a wholly-owned subsidiary, to manage one large commercial real estate project that the Bank anticipated acquiring through foreclosure.

Banking Services

We conduct a general commercial banking business while emphasizing the needs of small-to-medium sized businesses, professional concerns, and individuals.

Deposit Services
We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank’s principal market area at rates competitive to those offered in the area. In addition, we offer certain retirement account services, such as individual retirement accounts. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law. We solicit accounts from individuals, businesses, associations and organizations and governmental authorities.

The Bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”).  CDARS gives us the ability to provide our deposit customers access to FDIC insurance in amounts exceeding the existing FDIC limit.  This permits our institution to better attract and retain large deposits from businesses, nonprofit organizations, individuals and other customers that require an assurance of safety.  Finally, the Bank offers a remote deposit transaction delivery system (“RDC”) which allows the Bank to receive digital information from deposit documents captured at remote locations.  These locations may be our branches, ATMs, domestic and foreign correspondents, or locations owned or controlled by commercial or retail customers of the Bank. In substance, RDC is similar to traditional deposit delivery systems; however, it enables customers of financial institutions to deposit items electronically from remote locations. RDC can decrease processing costs, support new and existing banking products, and improve customers' access to their deposits; however, it introduces additional risks to those typically inherent in traditional deposit delivery systems.

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

Commercial Lending
We make both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery.  Loan requests are granted based upon several factors including credit history, past and present relationships with the Bank, marketability of collateral and the cash flow of the borrowers.  Unsecured commercial loans must be supported by a satisfactory balance sheet, income statement and cash flow statement of the borrowing entity.  Collateralized business loans may be secured by a security interest in marketable equipment, accounts receivable, business equipment and/or general intangibles of the business.  In addition, or as an alternative, the loan may be secured by a deed of trust lien on business real estate.  The risks associated with commercial loans are related to the strength of the individual business, the value of loan collateral, and the general health of the economy.

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

Financial Services

Valley Wealth Management Services, Inc, (“VWM”) a wholly-owned subsidiary of the Bank, completed its fifth year of offering non-deposit investment and insurance products to the public.  VWM changed broker dealer services to Investment Centers of America (“ICA”) on January 14, 2011.  This conversion will enable to VWM to broaden its focus on financial planning by incorporating advanced tools and technologies available through ICA.

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

The population in the Roanoke MSA was estimated at 300,856 in 2008 per the Weldon Cooper Center for Public Services, University of Virginia. The Roanoke MSA’s growth typically is slower than that in the Commonwealth overall and in other key Virginia markets in particular. The Virginia Employment Commission reported that the Roanoke MSA had a seasonally unadjusted unemployment rate of 6.8% in December 2010, compared with 9.1% nationally and 6.4% for Virginia.

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

Employees

As of December 31, 2010, the Company had 124 full-time employees and 6 part-time employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel.  None of the Company’s employees is represented by a union or covered under a collective bargaining agreement.  Management of the Company considers its employee relations to be excellent.

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

Regulatory Agreement

On September 30, 2010, the Company and the Bank entered into a written agreement (“Written Agreement”) with the FRB of Richmond (the “Reserve Bank”).  Under the terms of the Written Agreement, the Bank agreed to develop and submit to the Reserve Bank for approval written plans to, among other matters, strengthen credit risk management policies, revise its contingency funding plan, and improve the Bank’s earnings and overall condition.

The Company has submitted all plans required pursuant to the terms of the agreement and provides updates to these plans on a regular basis.  Additionally, both the Company and the Bank have agreed to maintain sufficient capital and to refrain from declaring or paying dividends without prior regulatory approval.  The Company has agreed that it will not make any other form of payment representing a reduction in Bank’s capital or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior regulatory approval.  The Company also has agreed not to incur, increase or guarantee any debt or to purchase or redeem any shares of its stock without prior regulatory approval.

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

A bank holding company may not, without providing notice to the Board, purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the Company for all purchases or redemptions by the Company of its equity securities within the preceding 12 months, will equal 10% or more of the Company’s consolidated net worth, unless it meets the requirements of a well capitalized and managed organization.

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

For member banks like Valley Bank, the Federal Reserve has the authority to prevent the continuance or development of unsound and unsafe banking practices and to approve conversions, mergers and consolidation.  Obtaining regulatory approval of these transactions can be expensive, time consuming, and ultimately may not be successful.  We are required to have prior regulatory approval to open any additional banking offices.  This approval takes into account a number of factors, including, among others, adequate Bank capital to support additional expansion and a finding that public interest will be served by such expansion.  While we plan to seek regulatory approval to establish additional banking offices, there can be no assurance when, or if, we will be permitted to so expand.

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

In addition, we are subject to restrictions on our ability to pay common stock dividends as a result of our participation in the Capital Purchase Program and our Written Agreement with the Federal Reserve Bank of Richmond.  See the “Dividends” section under Item 5 for more information.

Dodd-Frank Wall Street Reform and Consumer Protection Act.  On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which implements significant changes in the financial regulatory landscape and will impact all financial institutions, including Valley Financial Corporation and Valley Bank.  The Dodd-Frank Act is likely to increase our regulatory compliance burden.  However, it is too early for us to fully assess the full impact of the Dodd-Frank Act on our business, financial condition or results of operations in part because many of the Dodd-Frank Act’s provisions require subsequent regulatory rulemaking.

Among the Dodd-Frank Act’s significant regulatory changes, it creates a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance, which may increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers.  Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and state attorney generals may enforce consumer protection rules issued by the Bureau.  The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier 1 capital.  These restrictions may limit our future capital strategies.  The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.

Although certain provisions of the Dodd-Frank Act, such as direct supervision by the Bureau, will not apply to banking organizations with less than $10 billion of assets, such as the Company and Valley Bank, the changes resulting from the legislation could impact our business.  These changes will require us to invest significant management attention and resources to evaluate and make necessary changes.

FDIC Insurance.  The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. The amount of the assessment is a function of the institution’s risk category, of which there are four, and assessment base.  An institution’s risk category is determined according to its supervisory ratings and capital levels and is used to determine the institution’s assessment rate.  Under the amendments pursuant to the Dodd-Frank Act, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the reserve ratio to 2.0 percent. The Dodd-Frank Act also provides that, effective July 1, 2011, depository institutions may pay interest on demand deposits.

Bank Capital Guidelines.  Federal bank regulatory authorities have adopted risk-based and leverage capital guidelines applicable to banking organizations that they supervise.  Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total risk-based capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8% for capital adequacy purposes.  At least half of the total risk-based capital must be composed of “Tier 1 Capital,” which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and ineligible deferred tax assets.  The remainder may consist of “Tier 2 Capital,” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance.  In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations.  Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 4%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.  In sum, the capital measures used by the federal banking regulators are:

•	the Total Capital ratio, which includes Tier 1 Capital and Tier 2 Capital;
•	the Tier 1 Capital ratio; and
•	the leverage ratio.

Under these regulations, a bank will be:

•
“well capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and a leverage ratio of 5% or greater and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•
“adequately capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater – or 3% in certain circumstances – and is not well capitalized;

•	“undercapitalized” if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4% - or 3% in certain circumstances;
•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or
•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

The risk-based capital standards of the Federal Reserve explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy.  The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC.  These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers.  The Company and the Bank presently maintain sufficient capital to remain in compliance with these capital requirements.

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, which may result in more stringent capital requirements.  Under the Collins Amendment to the Dodd-Frank Act, federal regulators have been directed to establish minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis.  These minimum requirements can’t be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of July 21, 2010.  These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions.  The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets.  Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013.  The Collins Amendment did not exclude preferred stock issued to the U.S. Treasury through the Capital purchase Program from Tier 1 capital treatment.  Accordingly, the Company’s trust preferred securities and preferred stock issued to the U.S. Treasury through the Capital Purchase Program will continue to qualify as Tier 1 capital.

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

Other Regulations.  We are subject to a variety of other regulations.  State and federal laws restrict the interest and charges which the Bank may impose for certain loans, potentially affecting our income. The Truth in Lending Act and the Home Mortgage Disclosure Act impose information requirements on the Company in making loans.  The Equal Credit Opportunity Act prohibits discrimination in lending on the basis of race, creed, or other prohibited factors.  The Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act govern the use and release of information to credit reporting agencies.  The Truth in Savings Act requires disclosure of yields and costs of deposits and deposit accounts.  Other acts govern confidentiality of consumer financial records, automatic deposits and withdrawals, check settlement, endorsement and presentment, and disclosure of cash transactions exceeding $10,000 to the Internal Revenue Service.  These and other similar laws result in significant costs to financial institutions and create the potential for liability to customers and regulatory authorities. Recently regulatory authorities have imposed significant penalties for inadequate compliance.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (“SOX”) was signed into law on July 30, 2002.  The stated goals of SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  SOX is the most far-reaching U.S. securities legislation enacted since the 1930’s.  SOX generally applies to all companies that, like the Company , file or are required to file periodic reports under the Securities Exchange Act of 1934.  The required implementation of SOX for companies with less than $75 Million in market capitalization was 2007.  The Dodd-Frank Act makes permanent an exemption from the external audit attestations requirement of SOX for companies, like the Company, with less than $75 million in market capitalization.  SOX includes very specific additional disclosure requirements and new corporate governance rules, requires the Securities and Exchange Commission, or SEC, and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the SEC.  SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

United States Treasury Department Oversight.  In October 2008, the United States Treasury Department, the Federal Reserve Board, and the Federal Deposit Insurance Corporation jointly announced the Capital Purchase Program pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”)  to address instability in the financial markets.  We applied for additional capital in the form of preferred stock with associated common stock warrants, and were approved for $16.0 million in additional capital.  On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”) that modified many previously established provisions of the EESA.  On June 15, 2009, the Treasury issued regulations implementing the executive compensation and corporate governance standards applicable to Capital Purchase Program participants.  These regulations and their implementation may change in the future.  In addition, we are prohibited from increasing our common stock dividend or repurchasing our common stock without Treasury approval.  Until we repay the investment by the United States Treasury Department under the Capital Purchase Program, we will be subject to these regulations.

We received this capital on December 12, 2008.  We also elected to participate in the Temporary Liquidity Guarantee Program to provide unlimited FDIC insurance coverage for non-interest bearing transaction accounts until the expiration of this program on December 31, 2010.  This program is no-longer in effect, as the FDIC has adopted final rules whereby it will provide unlimited deposit insurance for non-interest bearing transaction accounts through December 31, 2012.  This temporary unlimited coverage is in addition to the FDIC’s coverage of $250,000 available to depositors under the FDIC’s general deposit insurance rules.

Governmental Monetary Policies.  Our earnings and growth is affected not only by general economic conditions, but also by the monetary and fiscal policies of various governmental regulatory authorities, particularly the board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “Federal Reserve”).  The Federal Reserve Board’s Open Market Committee implements national monetary policy in United States government securities, control of the discount rate and establishment of reserve requirements against both member and nonmember financial institutions’ deposits.  These actions have a significant effect on the overall growth and distribution of loans, investments, and deposits, as well as the rates earned on loans, or paid on deposits.

Our management is unable to predict the effect of possible changes in monetary policies upon our future operating results.

Access to Filings.  We make available all periodic and current reports, free of charge, on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to the Securities and Exchange Commission (SEC).  The Company and the Bank maintain a website at www.myvalleybank.com.  After accessing the website, the filings are available upon selecting the Shareholder Information menu items.  The contents of the website are not incorporated into this report or into the Company’s other filings with the SEC.

Item 1A.  Risk Factors.

We are subject to various risks, including the risks described below.  The trading price of our common stock could decline due to any of these risks, and investors may lose some or all of any investment.  You should carefully read the risks described below before you decide to buy any of our common stock.  Our business, prospects, financial condition, and results of operations could be harmed by any one of these risks or additional risks not presently known or that we currently deem immaterial.

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

Dramatic declines in the housing market over the past three years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

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

On October 14, 2008, the U.S. Treasury announced the Capital Purchase Program (the “CPP”) under the EESA pursuant to which it would purchase senior preferred stock in participating financial institutions. We are participating in the CPP. Because we participate in the CPP, we are subject to increased regulation, and we face additional regulations or changes to regulations to which we are subject as a result of our participation. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. For example, participation in the CPP limits (without the consent of the U.S. Treasury) our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding. In addition, the EESA, contains, among other things, significant restrictions on the payment of executive compensation, which may have an adverse effect on the retention or recruitment of key members of senior management. Also, the cumulative dividend payable under the preferred stock that we issued to the U.S. Treasury pursuant to the CPP increases from 5% to 9% after 5 years and we may not deduct interest paid on our preferred stock for income tax purposes.

Additionally, the FDIC has increased premiums on insured accounts because market developments, including the increase of failures in the banking industry, have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which implements significant changes in the financial regulatory landscape and will impDodd-Frank Act all financial institutions, including Valley Financial Corporation and Valley Bank.  The Dodd-Frank Act is likely to increase our regulatory compliance burden.  However, it is too early for us to fully assess the full impDodd-Frank Act of the Dodd-Frank Act on our business, financial condition or results of operations in part because many of the Dodd-Frank Act’s provisions require subsequent regulatory rulemaking.  Among the Dodd-Frank Act’s significant regulatory changes, it creates a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance, which may increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers.  Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and state attorney generals may enforce consumer protection rules issued by the Bureau.  The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier 1 capital.  These restrictions may limit our future capital strategies.  The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.  Although certain provisions of the Dodd-Frank Act, such as direct supervision by the Bureau, will not apply to banking organizations with less than $10 billion of assets, such as Valley Financial Corporation and Valley Bank, the changes resulting from the legislation could impact our business.  These changes will require us to invest significant management attention and resources to evaluate and make necessary changes.

We are not able to predict when or whether regulatory or legislative reforms will be enacted or what its contents will be. Accordingly, we cannot predict the impact of any legislation on our businesses or operations.

If our allowance for loan losses becomes inadequate, our results of operations and capital may be adversely affected.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio.  Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of our clients relative to their financial obligations with us.  The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rate; that may be beyond our control, and these losses may exceed our current estimates.  Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future.  Excessive loan losses could have a material impact on our financial performance and adversely impact capital levels.

Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different from those of our management.  Any increase in the amount of our provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results and capital.

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

Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities.  We may pay above-market rates to attract deposits as we have done in some of our marketing promotions in the past to fund loan growth.  Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, the volume of loan originations and the value we can recognize on the sale of mortgage and home equity loans in the secondary market.  We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it.  Based on our asset/liability position at December 31, 2010, a rise in interest rates would negatively impact our net interest income in the short term.  Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary, and fiscal policies, and economic conditions generally.

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

Valley Bank encounters strong competition from a variety of bank and non-bank financial service providers.  These competitors include commercial banks, savings banks, credit unions, consumer finance companies, money market mutual funds, mortgage banks, leasing, and finance companies.  In addition, the delivery of financial services has changed significantly with the telephone, ATM, personal computer and the Internet being used to access information and perform banking transactions.

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

In accordance with the Written Agreement, the Company is not able to make any distributions on its Preferred Stock, any interest payments on its Trust Preferred Securities, or declare any common dividends without prior approval from the Federal Reserve.  In addition, the preferred stock issued to the United States Treasury under the CPP on December 12, 2008 (the “Series A Preferred Stock’) is senior to the Company’s common stock. Dividends must be paid to the Series A Preferred Stockholder before they can be paid to the common stock holder. The Company has the right to defer distributions on its Series A Preferred Stock for any period of time, during which time no dividends may be paid on its common stock. Our ability to declare and pay cash dividends will be dependent upon, among other things, restrictions imposed by the reserve and capital requirements of Virginia and federal banking regulations, our income and financial condition, tax considerations and general business conditions.

The Series A Preferred Stock reduces both net income available to our common shareholders and earnings per share.

On December 12, 2008 we closed on our agreement with the U.S. Treasury to participate in the CPP.  As a part of that program, we issued 16,019 shares of Series A Preferred Stock to the U.S. Treasury.  During the period the shares of our Series A Preferred Stock are outstanding, no dividends may be paid on our common stock unless all preferred dividends have been paid in full.  Additionally, while the Treasury owns shares of the Series A Preferred Stock, we are not permitted to increase the level of cash dividends on our common stock without the U.S. Treasury’s consent.  The dividends declared on shares of our Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share.  Additionally, warrants to purchase our common stock issued to the Treasury, in conjunction with the issuance of the Series A Preferred Stock, may result in dilution to our earnings per share.  The shares of our Series A Preferred Stock will also receive preferential treatment in the event of our liquidation or dissolution.  See Note 17 of the Consolidated Financial Statements.

Holders of the Series A Preferred Stock may, under certain circumstances, have the right to elect two directors to our board of directors.

As of December 31, 2010, we have deferred payment of dividends on the Series A Preferred Stock for an aggregate of three quarterly dividend periods.  In the event that we fail to pay dividends on the Series A Preferred Stock for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the authorized number of directors then constituting our board of directors will be increased by two.  Holders of the Series A Preferred Stock, together with the holders of any outstanding parity stock with like voting rights, referred to as voting parity stock, voting as a single class, will be entitled to elect the two additional members of our board of directors, referred to as the preferred stock directors, at the next annual meeting (or at a special meeting called for the purpose of electing the preferred stock directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.

We are subject to executive compensation restrictions because of our participation in the Treasury’s Capital Purchase Program.

We are subject to TARP rules and standards governing executive compensation, which generally apply to our Chief Executive Officer, Chief Financial Officer, and the three next most highly compensated senior executive officers, as well as a number of other employees.  The standards include (i) a requirement to recover any bonus payment to senior executive officers or certain other employees if payment was based on materially inaccurate financial statements or performance metric criteria; (ii) a prohibition on making any golden parachute payments to senior executive officers and certain other employees; (iii) a prohibition on paying or accruing any bonus payment to certain employees, except as otherwise permitted by the rules; (iv) a prohibition on maintaining any plan for senior executive officers that encourage such officers to take unnecessary and excessive risks that threaten the Company’s value; (v) a prohibition on maintaining any employee compensation plan that encourages the manipulation of reported earnings to enhance the compensation of any employee; and (vi) a prohibition on providing tax gross-ups to senior executive officers and other employees.  These restrictions and standards could limit our ability to recruit and retain executives.

The securities purchase agreement between the Company and Treasury permits Treasury to impose additional restrictions on us retroactively.

The securities purchase agreement we entered into with Treasury permits Treasury to unilaterally amend the terms of the securities purchase agreement to comply with any changes in federal statutes after the date of its execution.  The American Recovery and Reinvestment Act (“ARRA”) imposed additional executive compensation limits on all current and future TARP recipients, including us, until we have repaid Treasury.  These additional restrictions may impede our ability to attract and retain qualified executive officers.  ARRA also permits TARP recipients to repay the Treasury without penalty or requirement that additional capital be raised, subject to Treasury’s consultation with our primary federal regulator while the terms of the securities purchase agreement required that, for a period of three years, the Series A Preferred Stock could generally only be repaid if we raised additional capital to repay the securities and such capital qualified as Tier 1 capital.  Additional unilateral changes in the securities purchase agreement could have a negative impact on our financial condition and results of operations.

Our legal lending limit may limit our growth.

We are limited in the amount we can lend to a single borrower by the amount of our capital.  Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower.  As of December 31, 2010, we were permitted, by law, to lend approximately $11.4 million to any one borrower.  However, we have set a “house lending limit” of approximately $7.9 million.  This amount is significantly less than many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us.  Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume.  We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always efficient or always available.  We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in such loans on terms we consider favorable.

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

We depend on the services of our key personnel, and a loss of any of those personnel may disrupt our operations and result in reduced revenues.

Our success depends upon the continued service of our senior management team and upon our ability to attract and retain qualified financial services personnel.  Competition for qualified employees is intense.  In our experience, it can take a significant period of time to identify and hire personnel with the combination of skills and attributes required in carrying out our strategy.  If we lose the services of our key personnel, or are unable to attract additional qualified personnel, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

Our common stock is currently listed on the NASDAQ Capital Market under the symbol “VYFC.”  The volume of trading activity in our stock is relatively limited.  Even if a more active market develops, there can be no assurance that such market will continue, or that you will be able to sell your shares at or above your purchase price.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our main office is located in a seven-story office building at 36 Church Avenue, S.W., in downtown Roanoke, Virginia 24011, in which we lease six floors.  The lease on all floors terminates on December 31, 2014 with options to renew for two additional five-year terms at the end of the December 31, 2014 extension period.  The Company has entered into a land lease for its South Roanoke office.  The land lease has an initial lease term of twenty-five years with the option to renew for two additional twenty-five year periods.  The Company has entered into a lease for its Grandin Village office.  The lease has an initial term of five years with the option to renew for four additional five year periods.  We own our Starkey Road, Salem, Hershberger, Vinton, and Lewis Gale offices.

In the opinion of management of the Company, its properties are adequate for its current operations and adequately covered by insurance.

Item 3.  Legal Proceedings.

The Bank was named a defendant in litigation filed by Ukrop’s Super Markets, Inc. (“Ukrop’s”) against the Bank in relation to a lease agreement with IMD Investment Group, LLC (“IMD”).  The litigation was filed in the Circuit Court for the City of Richmond, Virginia on or about July 22, 2010.  The suit alleges that pursuant to an August 31, 2009 Subordination, Attormment and Non-Disturbance Agreement (the “SNDA”) between Ukrop’s and the Bank, when the Bank foreclosed on the Deed of Trust, it automatically succeeded to the position of IMD under the lease between IMD and Ukrop’s and became responsible for any alleged breaches of that lease by IMD.  Ukrop’s is requesting monetary damages in an amount of approximately $8.7 million as a result of IMD’s alleged breach of contract.  At this time, the Bank disputes Ukrop's allegations and believes that they are without merit.  The Bank intends to vigorously defend itself.

Item 4.  (Removed and Reserved).

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information. The Company is authorized to issue up to 10,000,000 shares of Common Stock, no par value, of which 4,697,256 shares were issued and outstanding and held of record by approximately 842 holders on the beneficial side and 499 shareholders on the registered side at March 4, 2011.

The Common Stock is quoted under the symbol VYFC on the NASDAQ Capital Market.   According to information obtained by Company management and believed to be reliable, the quarterly high and low sales prices per share for the Common Stock during each quarter of the last two fiscal years and the dividends declared during these periods were as follows:

	2010			2009
Quarter Ended	High	Low	Dividends Declared	High	Low	Dividends Declared

March 31	$4.88	$3.15	$-	$5.65	$3.75	$-
June 30	$5.92	$3.78	$-	$5.50	$3.61	$0.04
September 30	$4.58	$3.05	$-	$4.31	$2.30	$-
December 31	$4.00	$2.90	$-	$3.53	$2.71	$-

Dividends.  In accordance with the written agreement, the Company is not able to make any distributions on its Series A Preferred Stock, any interest payments on its Trust Preferred Securities, or declare any common dividends without prior approval from the Federal Reserve.  The Series A Preferred Stock issuance completed to United States Treasury under the Capital Purchase Plan on December 12, 2008 is senior to the Company’s common stock. Dividends must be paid to the Series A Preferred Stockholder before they can be paid to the common stock holders. The Company has the right to defer distributions on its Series A Preferred Stock for any period of time, during which time no dividends may be paid on its common stock. The dividends declared on the Preferred Stock will reduce the net income to common shareholders and the Company’s earnings per common share.

The securities purchase agreement between the Company and Treasury provides that prior to the earlier of (i) December 12, 2011 and (ii) the date on which all of the shares of the Preferred Stock have been redeemed by the Company or transferred by Treasury to third parties, the Company may not, without the consent of Treasury, (a) increase the cash dividend on its common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of its common stock or preferred stock other than the Preferred Stock or trust preferred securities. In addition, the Company is unable to pay any dividends on its common stock unless it is current in its dividend payments on the Series A Preferred Stock.

Item 6.  Selected Financial Data

Selected Financial Data
(in 000’s)

	2010	2009	2008	2007	2006
For the Year
Net interest income	$21,063	$19,824	$17,199	$15,600	$15,680
Noninterest income	2,793	3,222	2,411	2,326	2,212
Revenue, net of interest expense	23,856	23,046	19,610	17,926	17,892
Noninterest expense	17,918	16,816	14,034	12,699	11,338
Provision for loan losses	1,127	15,179	3,323	1,250	2,796
Tax provision (benefit)	1,318	(3,263)	577	1,049	876

Net income (loss)	$3,493	$(5,686)	$1,676	$2,928	$2,882

Preferred dividends and accretion of warrants	959	947	53	-	-
Net income (loss) to common shareholders	$2,534	$(6,633)	$1,623	$2,928	$2,882

Per Common Share
Basic net income (loss)	$0.54	$(1.42)	$0.35	$0.69	$0.70
Diluted net income (loss)	$0.54	$(1.42)	$0.35	$0.68	$0.68
Cash dividends declared	$0.00	$0.04	$0.14	$0.14	$0.14

At Year-End
Assets	$767,588	$713,725	$674,479	$600,967	$591,936
Securities	159,189	88,648	92,851	81,085	73,617
Loans, gross	544,294	571,021	553,046	487,164	471,052
Reserve for loan losses	(11,003)	(14,630)	(7,592)	(4,883)	(5,658)
Deposits	627,412	552,928	466,335	432,453	441,489
Short-term borrowings	5,000	20,000	17,000	13,000	25,000
Securities under agreement to repurchase	17,296	21,304	35,693	33,294	21,635
Long-term debt	43,000	48,000	63,000	55,000	48,000
Trust preferred securities	16,496	16,496	16,496	16,496	16,496
Total shareholders’ equity	53,928	51,539	58,505	40,716	33,401

Ratios
Return on average assets	0.46%	(0.81%)	0.27%	0.50%	0.54%
Return on average equity	6.49%	(10.03%)	3.87%	8.03%	8.67%
Dividend payout ratio	0.00%	(2.82%)	40.00%	20.59%	20.51%
Average equity to average assets	7.20%	8.17%	6.86%	6.16%	6.11%

Operating Revenue

The following table sets forth, for the two fiscal years ended December 31, 2010 and 2009, the percentage of total operating revenue contributed by each class of similar services which contributed 15 percent or more of total consolidated revenues of the Company during such periods.

Period	Class of Service	% of Total Revenues
December 31, 2010	Interest and fees on loans	81.41%
December 31, 2009	Interest and fees on loans	80.99%

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2010 and 2009. The purpose of this discussion is to focus on important factors affecting our financial condition and results of operations.  The discussion should be read in conjunction with the audited consolidated financial statements and related notes to assist in the evaluation of our 2010 performance.

Executive Overview
Valley Financial Corporation, a Virginia corporation, is a financial holding company based in Roanoke, Virginia.  Its principal subsidiary, Valley Bank, is also headquartered in Roanoke, Virginia.  The Company’s core businesses include commercial banking, retail and small business banking, consumer lending, mortgage banking, and wealth management services.  The Company has eight full-service financial centers serving the Roanoke Valley at December 31, 2010.

The Company provides convenient financial services through multiple channels in its primary banking market.  The Company has developed products and services designed to meet the needs of all consumers.  The Company focuses on attracting and retaining customers through providing customer service that “Exceeds Expectations”.  This strategy includes partnering with our clients while providing excellent service through branches that are open six days a week, automated teller machine (“ATM”) networks and telephone and internet banking.

The Company’s lending strategy is to originate high credit quality, primarily secured, loans.  The Company’s largest core lending business is its commercial real estate loan operation, which offers fixed and variable-rate loans and lines of credit secured by real estate properties.  These loans are generally made on local properties or to local customers within our market.

As 2010 came to an end, we were quite pleased with the significant progress we made in dealing with the unprecedented real estate downturn and resulting economic malaise brought on by the severe recession over the past two and one-half years. In May of 2010, we celebrated our fifteen year anniversary and while the memories of 2009 were still fresh in our minds, we did see a light at the end of this tunnel developing. Due to the extraordinary efforts and commitment of our directors, management and all employees, we produced Pre-TARP “Record Earnings” that exceeded our budgeted goal.

2010 also witnessed our ascension to the #4 market share position (according to the FDIC Summary of Deposits Report, June 30, 2010) in deposits for the Greater Roanoke Metropolitan Statistical Area. We surpassed Bank of America and now trail just Wachovia, SunTrust and BB&T in terms of market share. More importantly, however, is the fact that this deposit growth continues to be fueled by core, transaction-based accounts. Our innovative and exciting suite of products such as MyLifestyle Checking and Savings and our Prime Money Market have lead the way which has greatly reduced the need to chase higher cost certificates of deposit. As of the end of 2010, Prime Money Market deposits totaled $252 Million, up $116 Million, or 86% over year-end 2009, and MyLifestyle Savings, which we introduced in February of 2010, had grown to over $41 Million by year-end 2010. We also achieved significant growth in our commercial cash management areas and we attribute all of this phenomenal deposit growth to great products, delivered by our experienced and talented bankers with an exceptional level of service offered to our customers. We do anticipate that this significant growth in core deposits will have a very positive effect on our overall cost of funds going forward.

Improving credit quality remains the primary focus of senior management and we are pleased to report that during 2010 we successfully resolved several problem loan situations that resulted in a reduction in the level of reserves required. The Company’s ratio of non-performing assets as a percentage of total assets decreased 38 basis points to 3.98% as of December 31, 2010, as compared to 4.36% as of December 31, 2009.  Loan loss provisions decreased substantially in comparison to the prior year period, from $15.2 million in 2009 to $1.1 million in 2010. At December 31, 2010, the ratio of allowance for loan losses as a percentage of total loans was 2.02% compared to 2.56% as of December 31, 2009. We remain, however, cautiously optimistic that asset quality will continue to improve and that our potential to achieve improved profitability will continue to be enhanced.

While loan growth did slightly tick upward during the fourth quarter, we have yet to see a resounding flow of high quality loan demand.  As a result, we believe loan growth will remain relatively stagnant in 2011. Our plan for 2011 incorporates growing our capital base at a pace exceeding the rate of asset growth in order to  position the Company to begin repayment of the  preferred stock associated with the U.S. Treasury Departments’ Capital Purchase Program from retained earnings in increments of 25% of the amount outstanding, or approximately $4 million in 2012.

Financial Summary
For the year ended December 31, 2010, the Company reported net income of $3.5 million compared to a net loss of $5.7 million for the same period last year, an increase of $9.2 million.  After the dividend on preferred stock and accretion of discounts on warrants, net income available to common shareholders year-to-date was $2.5 million, or $0.54 per diluted common share, as compared to a net loss to common shareholders of $6.6 million, or ($1.42) per diluted common share, for the same period last year.   The Company’s earnings for the year produced an annualized return on average total assets of 0.46% and an annualized return on average shareholder’s equity of 6.49%.  The book value of the Company’s common stock increased to $8.45 per share as of December 31, 2010, up 9.0% over the $7.75 per share book value as of a year earlier.

At December 31, 2010, Valley Financial’s total assets were $767.6 million, total deposits were $627.4 million, total loans stood at $544.3 million and total shareholders' equity was $53.9 million. Compared with December 31, 2009, the Company experienced increases of $53.9 million or 7.5% in total assets and $74.5 million or 13.5% in total deposits, while total loans decreased $26.7 million or 4.7% over the twelve-month period. The Company’s risk based capital levels remain well above regulatory standards for well-capitalized banks.  Tier 1 risk-based and total risk-based capital ratios were 12.11% and 13.37%, respectively, at December 31, 2010 compared to 11.88% and 13.10% reported at December 31, 2009.

As we look forward to the continued growth and success of our company, we must continue to focus on the four key constituencies we have identified as the keys to achieving our goals and objectives, those being:

•	Our Shareholders
•	Our Employees
•	Our Customers
•	Our Community

We remain committed to attracting and retaining employees who possess an unparalleled desire to achieve, who thrive in a banking environment that provides new challenges and opportunities, and who seek to take this institution to new heights. Our ability to continue to build strong and enduring relationships with our customers coupled with an ability to provide a “unique customer experience” will be, in our opinion, the differentiating factors. If we continue to be successful in these two key areas, we feel confident we can also deliver superior returns for our shareholders.

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

In thousands	2010	2009
Net interest income, non tax-equivalent	$21,063	$19,824

Less: tax-exempt interest income	(563)	(511)
Add: tax-equivalent of tax-exempt interest income	853	774

Net interest income, tax-equivalent	$21,353	$20,087

Critical Accounting Estimates

General

The Company’s financial statements are prepared in accordance with Accounting Principles Generally Accepted in the United States “USGAAP” and with general practices within the banking industry.  In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses, deferred tax assets, and foreclosed assets have been critical to the determination of our financial position and results of operations.

Management considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial statements.

Allowance for Loan Losses
The Company considers the allowance for loan and lease losses of $11.0 million appropriate to cover losses incurred in the loan and lease portfolio as of December 31, 2010.  However, no assurance can be given that the Company will not in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, the Company’s ongoing credit review process or regulatory requirements, will not require significant changes in the allowance for loan and lease losses.  Among other factors, a continued economic slowdown and/or a decline in commercial or residential real estate values in the Company’s market may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

The total allowance for loan and lease losses is generally available to absorb losses from any segment of the portfolio.  The allocation of the Company’s allowance for loan and lease losses disclosed in the asset quality table is subject to change based on the changes in criteria used to evaluate the allowance and is not necessarily indicative of the trend or future losses in any particular portfolio.

The discussion and analysis included in this section contains detailed information regarding the Company’s allowance for loan and lease losses, net charge-offs, non-performing assets, past due loans and leases and potential problem loans and leases.  Included in this data are numerous portfolio ratios that must be carefully reviewed in relation to the nature of the underlying loan and lease portfolios before appropriate conclusions can be reached regarding the Company or for purposes of making comparisons to other banks.  Most of the Company’s non-performing assets and past due loans are secured by real estate.  Given the nature of these assets and the related mortgage foreclosure and property sale, it can take 12 months or longer for a loan to migrate from initial delinquency to final disposition.  This resolution process generally takes much longer for loans secured by real estate than for unsecured loans or loans secured by other property primarily due to state real estate foreclosure laws.

Deferred Taxes
The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  Management considers the determination of this valuation allowance to be a critical accounting policy due to the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if we project lower levels of future taxable income.  If such a valuation allowance is deemed necessary in the future, it would be established through a charge to income tax expense that would adversely affect our operating results.

Foreclosed Assets
Foreclosed assets represent properties acquired through foreclosure or physical possession.  Write-downs to fair value at the time of transfer to foreclosed assets are charged to allowance for loan losses.  Subsequent to foreclosure, we periodically evaluate the value of foreclosed assets held for sale and record an impairment charge for any subsequent declines in fair value less selling costs.  Subsequent declines in value are charged to operations.  Fair value is based on our assessment of information available to us at the end of a reporting period and depends upon a number of factors, including our historical loss experience, economic conditions, and issues specific to individual properties.  Our evaluation of these factors involves subjective estimates and judgments that may change.

Results of Operations

Net Income

2010 Compared to 2009
For the year ended December 31, 2010, the Company reported net income of $3.5 million compared to a net loss of $5.7 million for the same period last year, an increase of $9.2 million.  After the dividend on preferred stock and accretion of discounts on warrants, net income available to common shareholders year-to-date was $2.5 million, or $0.54 per diluted common share, as compared to a net loss to common shareholders of $6.6 million, or ($1.42) per diluted common share, for the same period last year.   The Company’s earnings for the year produced an annualized return on average total assets of 0.46% and an annualized return on average shareholder’s equity of 6.49%.  The book value of the Company’s common stock increased to $8.45 per share as of December 31, 2010, up 9.0% over the $7.75 per share book value as of a year earlier. Loan loss provisions decreased substantially in comparison to the prior year period, from $15.2 million in 2009 to $1.1 million in 2010.   We believe our total reserve is adequate and appropriate to cover our potential loss exposure on impaired loans (based upon a full collateral analysis of each impaired relationship identified) and to cover any other probable losses on our remaining portfolio.

Net income for the three-month period ending December 31, 2010 was $342,000 compared to net loss of $2.7 million for the same period last year.  After deducting the dividends and discount accretion on preferred stock, net income available to common shareholders for the three-month period ended December 31, 2010 amounted to $101,000 compared to net loss to common shareholders of $3.0 million for the same period last year. Diluted earnings per share for the three-month period ended December 31, 2010 were $0.02 compared to ($0.63) for the fourth quarter of 2009.  Valley Financial’s earnings for the fourth quarter 2010 produced an annualized return on average total assets of 0.17% and an annualized return on average shareholders’ equity of 2.43%.  The fourth quarter 2010 results were impacted primarily by new specific reserves on impaired loans and expenses on foreclosed assets.

The following table shows our key performance ratios for the years ended December 31, 2010 and 2009:

Key Performance Ratios
	2010	2009
Return on average assets	0.46%	(0.81%)
Return on average equity (1)	6.49%	(10.03%)
Net interest margin (2)	2.97%	2.99%
Cost of funds	1.72%	2.26%
Yield on earning assets	4.64%	5.14%
Basic net earnings per share	$0.54	$(1.42)
Diluted net earnings per share	$0.54	$(1.42)

All percentage calculations are on an annualized basis.

1.	The calculation of return on average equity (“ROE”) excludes the effect of any unrealized gains or losses on investment securities available-for-sale.
2.	Calculated on a fully taxable equivalent basis (“FTE”).

2009 Compared to 2008
We recorded net loss of $5.7 million for the year ended December 31, 2009, a decrease of $7.4 million over the $1.7 million net income reported for the same period in 2008.  After deducting the dividends and discount accretion on preferred stock, net loss to common shareholders for the year ending December 31, 2009 amounted to $6.6 million.  The decline in earnings was largely attributable to the recessionary environment and its impact on asset quality.  Loan loss provisions of $15.2 million were recorded in 2009, an increase of $11.8 million over the $3.3 million in loan loss provisions for the same 12 month period in 2008.  Net loss for the three months ended December 31, 2009 was $2.7 million, a decrease of $2.2 million over the net loss of $0.5 million reported for the fourth quarter of 2008.

Net Interest Income
The primary source of the Company’s banking revenue is net interest income, which represents the difference between interest income on earning assets and interest expense on liabilities used to fund those assets.  Earning assets include loans, securities, and federal funds sold.  Interest bearing liabilities include deposits and borrowings.  To compare the tax-exempt yields to taxable yields, amounts are adjusted to pretax equivalents based on a 34% federal corporate income tax rate.

Net interest income is affected by changes in interest rates, volume of interest bearing assets and liabilities, and the composition of those assets and liabilities.  The “interest rate spread” and “net interest margin” are two common statistics related to changes in net interest income.  The interest rate spread represents the difference between the yields earned on interest earning assets and the rates paid for interest bearing liabilities.  The net interest margin is defined as the percentage of net interest income to average earning assets.  Earning assets obtained through noninterest bearing sources of funds such as regular demand deposits and shareholders’ equity result in a net interest margin that is higher than the interest rate spread.

2010 Compared to 2009
Net interest income for the year ended December 31, 2010 was $21.1 million, a $1.2 million, or 6.3%, increase when compared to the $19.8 million reported for the same period in 2009.   However, our net interest margin declined by 2 basis points to 2.97% for the year ended December 31, 2010 as compared to 2.99% for the same period last year.  The Federal Reserve Open Market Committee (“FOMC”), which sets the federal funds rate, kept rates at historically low levels throughout 2010 due to the global economic recession over the last 36 months, deflating the yield on our investment portfolio as well as allowing us to decrease the rate on our cost of funds.  While the tax equivalent yield on earning assets decreased 50 basis points during the year, from 5.14% in 2009 to 4.64% in 2010, our yield on average loans held constant at 5.26% in 2009 and 2010.  However, the yield on our investment portfolio decreased 130 basis points from 5.01% in 2009 to 3.71% in 2010.  Additionally, our net interest margin was adversely impacted due to the significant increase in liquid assets maintained in interest bearing accounts which averaged $56.4 million for 2010 as compared to $12.2 million for 2009.  On the liability side, we were successful in reducing our cost of funds (including noninterest bearing deposits) by 54 basis points, from 2.26% in 2009 to 1.72% in 2010.

2009 Compared to 2008
Net interest income for the year ended December 31, 2009 was $19.8 million, a $2.6 million, or 15.3%, increase when compared to the $17.2 million reported for the same period in 2008.   The tax equivalent yield on earning assets decreased 91 basis points during the year, from 6.05% in 2008 to 5.14% in 2009.  The yield on average loans decreased 92 basis points, from 6.18% in 2008 to 5.26% in 2009.  The cost of funds (including noninterest bearing deposits) decreased 100 basis points, from 3.26% in 2008 to 2.26% in 2009.  As a result of the above movements, our net interest margin improved by 9 basis points to 2.99% for the year ended December 31, 2009 as compared to 2.90% for 2008.  Net interest income for the quarter ended December 31, 2009 was $5.2 million, a $0.6 million increase when compared to the $4.6 million reported for the same period in 2008.

The following table presents the major categories of interest-earning assets, interest-bearing liabilities and shareholders’ equity with corresponding average balances, related interest income or expense, and resulting yields and rates for the periods indicated. Where appropriate income categories and yields have been adjusted in the table to their fully taxable equivalent basis.

NET INTEREST INCOME AND AVERAGE BALANCES (1)

	2010			2009			2008
In thousands	Average Balance	Interest Income/ Expense	Average Yield/Rate	Average Balance	Interest Income/ Expense	Average Yield/Rate	Average Balance	Interest Income/ Expense	Average Yield/Rate

Assets
Interest-earning assets:
Loans (2) (5)	$554,396	$29,184	5.26%	$577,386	$30,349	5.26%	$508,757	$31,511	6.18%
Investment securities
Taxable	94,745	3,171	3.35%	70,861	3,351	4.73%	77,034	4,163	5.40%
Nontaxable (3)	13,623	853	6.26%	11,421	774	6.78%	9,384	573	6.11%
Money market investments	56,404	127	0.23%	12,171	28	0.23%	3,390	65	1.91%

Total interest-earning assets	719,168	33,335	4.64%	671,839	34,502	5.14%	598,564	36,312	6.05%

Other Assets:
Reserve for loan losses	(12,543)			(10,409)			(5,056)
Cash and due from banks	6,891			7,429			7,355
Premises and equipment, net	7,572			7,981			7,291
Other assets	35,092			22,821			19,969

Total assets	$756,180			$699,661			$628,124

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Savings, NOW and MMA	$304,147	$4,712	1.55%	$157,977	$2,909	1.84%	$126,341	$2,988	2.36%
Time deposits	237,344	4,296	1.81%	308,096	8,010	2.60%	269,650	11,305	4.18%
Repurchase agreements	17,340	44	0.25%	23,952	59	0.25%	32,677	630	1.92%
Federal funds purchased and overnight borrowings from discount window	47	-	0.00%	3,496	18	0.54%	5,065	123	2.42%
Trust preferred	16,496	376	2.28%	16,496	475	2.88%	16,496	850	5.14%
Long-term FHLB	43,534	1,631	3.75%	60,370	2,467	4.09%	60,910	2,544	4.17%
Short-term FHLB	21,260	923	4.34%	11,148	477	4.28%	15,134	478	3.15%

Total interest-bearing liabilities	640,168	11,982	1.87%	581,535	14,415	2.48%	526,273	18,918	3.54%

Noninterest-bearing liabilities
Demand deposits	58,344			56,273			52,529
Total interest-bearing liabilities and demand deposits	698,512	11,982	1.72%	637,808	14,415	2.26%	578,802	18,918	3.26%

Other liabilities	3,864			5,166			6,092

Total liabilities	702,376			642,974			584,894

Shareholders’ Equity, exclusive of unrealized gains/losses on AFS securities	53,804			56,687			43,230

Total liabilities and shareholders’ equity	$756,180			$699,661			$628,124

Net interest income		$21,353			$20,087			$17,394

Net interest margin (4)			2.97%			2.99%			2.90%

Legends for the table are as follows:

(1)	Averages are daily averages.
(2)	Loan interest income includes loan fees of $0.4 million, $0.8 million and $1.0 million for the years ended 2010, 2009 and 2008, respectively.
(3)	Nontaxable interest income is adjusted to its fully taxable equivalent basis using a federal tax rate of 34 percent.
(4)	The net interest margin is calculated by dividing net interest income (tax equivalent basis) by average total earning assets.
(5)	Non-accrual loans are included in the above yield calculation.

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

RATE/VOLUME ANALYSIS

In thousands	2010 compared to 2009			2009 compared to 2008
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on interest-earning assets:
Loans	$(1,210)	$45	$(1,165)	$9,524	$(10,686)	$(1,162)
Investment securities:
Taxable	(1,354)	1,174	(180)	(317)	(495)	(812)
Nontaxable	131	(52)	79	133	68	201
Money market investments	100	(1)	99	(56)	19	(37)

Total interest earned on interest-earning assets	(2,333)	1,166	(1,167)	9,284	(11,094)	(1,810)

Interest paid on interest-bearing liabilities:
Savings, NOW, and money markets	2,176	(373)	1,803	(682)	603	(79)
Time deposits	(1,599)	(2,115)	(3,714)	1,980	(5,275)	(3,295)
Trust Preferred Securities	-	(99)	(99)	-	(375)	(375)
Repurchase agreements	(17)	2	(15)	(134)	(437)	(571)
Federal funds and overnight borrowings	(10)	(8)	(18)	(31)	(74)	(105)
Long-term FHLB advances	(644)	(192)	(836)	(22)	(55)	(77)
Short-term FHLB advances	439	7	446	3	(4)	(1)

Total interest paid on interest-bearing liabilities	345	2,778)	(2,433)	1,114	(5,617)	(4,503)

Change in net interest income	$(2,678)	$3,944	$1,266	$8,170	$(5,477)	$2,693

Market Risk Management
Financial institutions can be exposed to several market risks that may impact the value or future earnings capacity of an organization.  These risks involve interest rate risk, foreign currency exchange risk, commodity price risk and equity market price risk.  The Company’s primary market risk is interest rate risk.  Interest rate risk is inherent because as a financial institution, the Company derives a significant amount of its operating revenue from “purchasing” funds (customer deposits and borrowings) at various terms and rates.  These funds are then invested into earning assets (loans, leases, investments, etc.) at various terms and rates.  This risk is further discussed below.

Equity market risk is not a significant risk to the Company as equity investments on a cost basis comprise less than 1% of corporate assets.  The Company does not have any exposure to foreign currency exchange risk or commodity price risk.

Interest rate risk is the exposure to fluctuations in the Company’s future earnings (earnings at risk) and value (economic value at risk) resulting from changes in interest rates.  This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayment and contractual interest rate changes.

The primary objective of the Company’s asset/liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements.  Management recognizes that a certain amount of interest rate risk is inherent and appropriate, yet is not essential to the Company’s profitability.  Thus the goal of interest rate risk management is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at a tolerable level.

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.  Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attemps to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Management endeavors to control the exposures to changes in interest rates by understanding, reviewing and making decisions based on its risk position.  The corporate asset/liability management committee is responsible for these decisions.  The committee operates under management policies defining guidelines and limits on the level of acceptable risk.  These policies are approved by the Boards of Directors of the Company and its banking subsidiary.  The Company primarily uses the securities portfolios and FHLB advances to manage its interest rate risk position.  Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives.  At present, the Company does not use off-balance sheet instruments.

The Company uses simulation analysis to assess earnings at risk and Economic Value of Equity analysis to assess value at risk.  These methods allow management to regularly monitor both the direction and magnitude of the Company’s interest rate risk exposure.  These modeling techniques involve assumptions and estimates that inherently cannot be measured with complete precision.  Key assumptions in the analyses include maturity and repricing characteristics of both assets and liabilities, prepayments on amortizing assets, other embedded options, non-maturity deposit sensitivity and loan and deposit pricing.  These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions and management strategies, among other factors.  However, the analyses are useful in quantifying risk and provide a relative gauge of the Company’s interest rate risk position over time.

Earnings at Risk
Simulation analysis evaluates the effect of upward and downward changes in market interest rates on future net interest income.  The analysis involved changing the interest rates used in determining net interest income over the next twelve months.  The resulting percentage change in net interest income in various rate scenarios is an indication of the Company’s shorter-term interest rate risk.  Various assumptions are applied to the measurement date balance sheet over the simulation time period to account for management’s projection of balance sheet movement over the simulation period, including assumptions related to maturing and repayment dollars.  Additional assumptions are applied to modify volumes and pricing under the various rate scenarios.  These include prepayment assumptions on mortgage assets, the sensitivity of non-maturity deposit rates, and other factors deemed significant.

The base net interest income simulation performed at December 31, 2010, assumes interest rates are unchanged for the next twelve months.  The simulation then assumes that rates are shocked up and down by 400 bps in 100bps increments.  The simulation analysis results are presented in the table below.  These results, as of December 31, 2010, indicate that the Company would expect net interest income to decrease over the next twelve months by 2% assuming an immediate upward shift in market interest rates of 200 basis points and to increase by 9% if rates shifted downward in the same manner.  The Company was liability sensitive at December 31, 2010 as simulation results indicate that net interest income would increase in a down rate environment and decrease in an upward rate environment.  The Company’s risk position is within the guidelines set by policy.

	Change in Net Interest Income
Change in Yield Curve:	Percentage	Amount (in thousands)
+200 basis points	(2%)	$(526)
+100 basis points	(3%)	(703)
Level – Base Case	-	-
-100 basis points	5%	1,099
-200 basis points	9%	2,107

Economic Value of Equity
The Economic Value of Equity (EVE) analysis provides information on the risk inherent in the balance sheet that might not be taken into account in the simulation analysis due to the shorter time horizon used in that analysis.  The EVE of the balance sheet is defined as the discounted present value of expected asset cash flows minus the discounted present value of expected liability cash flows.  The economic value simulation uses instantaneous rate shocks to determine the expected cash flows in various rate scenarios.  The resulting percentage change in EVE is an indication of the longer term repricing risk and options embedded in the balance sheet.   The EVE analysis results are presented in the table below.  These results as of December 31, 2010 indicate that EVE would decrease 12% assuming an immediate upward shift in market interest rates of 200 basis points and increase 8% if rates shifted downward in the same manner.  The Company’s risk position is within the guidelines set by policy.

	Change in EVE
Change in Yield Curve:	Percentage	Amount (in thousands)
+200 basis points	(12%)	$(8,429)
+100 basis points	(6%)	(3,923)
Level – Base Case	-	-
-100 basis points	6%	3,986
-200 basis points	8%	5,329

Derivative Financial Instruments
For asset/liability management purposes, we may use interest rate swap agreements to hedge interest rate risk exposure to declining rates.  Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. At December 31, 2010 and 2009 the Company did not have any derivative agreements related to interest rate hedging in place.

Noninterest Income
The following table presents the components of noninterest income and the variance or percentage change:

	2010 vs. 2009
In thousands	2010	2009	%
Service charges on deposits	$1,341	$1,189	12.8
Income from bank owned life insurance	545	540	0.9
Mortgage banking-related fees	252	102	147.1
Brokerage fee income	343	186	84.4
Realized gains/(losses) on sale of securities	-	1,019	(100.0)
Other operating income	312	186	67.7
Total noninterest income	$2,793	$3,222	(13.3)

The decrease when comparing 2010 to 2009 is attributable to the $1.0 million in gains on the sale of available for sale (“AFS”) securities realized in 2009 as compared to $0 realized in 2010.  Absent these gains, non-interest income increased $590 thousand or 26.8% as compared to 2009.  As evident from the table above, non-interest income increased in all other categories from year to year; however the most notable increases were in mortgage banking-related fees and brokerage fee income due to a greater emphasis on growing our noninterest income.

Noninterest income for the year ended December 31, 2009 increased by $836 thousand or 35.0% in 2009 as compared to the year ended December 31, 2008.  The increase when comparing 2009 to 2008 was mainly attributable to gains realized on the sale of securities totaling $1.0 million.  Excluding this gain, our core noninterest income totaled $2.2 million as compared to $2.4 million for 2008, a decrease of $198,000 or 8.3%.  This decline was largely attributable to a reduction in income earned from brokerage fees.

Noninterest Expense
The following table presents the components of noninterest expense and the variance or percentage change:

	2010 vs. 2009
In thousands	2010	2009	%
Compensation	$8,442	$7,627	10.7
Occupancy and equipment	1,581	1,603	(1.4)
Data processing	1,085	1,029	5.4
Advertising and marketing	371	296	25.3
Insurance	1,593	1,355	17.6
Audit fees	205	218	(6.0)
Legal fees	384	586	(34.5)
State franchise taxes	494	425	16.2
Deposit expense	461	425	8.5
Loan expense	278	357	(22.1)
Computer software	386	427	(9.6)
Consulting fees	422	334	26.3
Foreclosed asset expenses, net	973	904	7.6
Other expense	1,243	1,230	1.1
Total noninterest expense	$17,918	$16,816	6.6

The increase when comparing 2010 to 2009 was mainly attributable to the following factors:
•
Compensation expenses increased year over year due to a number of factors including annual merit increases for all employees, a reduction of salary deferrals related to loan originations, growth in our Mortgage Banking division, and profit sharing awards earned by all employees for exceptional performance measured against budget;

•
Advertising and marketing expenses increased year over year due to the roll-out of our new savings product which was met with great success in the market place.  We raised over $40 million in new core deposits with this product during 2010;

•	Insurance fees increased year over year due primarily to the increased FDIC assessment as a result of our phenomenal deposit growth;
•
Legal fees decreased year over year due to the litigation costs incurred in 2009.  We anticipate legal costs for 2011 to increase due to the current litigation between the Company and Ukrops (see “Legal Proceedings”);

•
State franchise tax expense is calculated based on the Bank’s capital position at the end of the preceding fiscal year.  Despite the loss recorded for 2009, the Bank’s capital position increased significantly during 2009 due to the investment of a portion of the TARP proceeds from the Company to the Bank;

•	Deposit expenses continued to grow due to the growth in our CDARS certificates of deposits and the program fees associated with those deposits;
•	Loan expenses decreased year over year due to a decline in the number of loan originations; and
•	Consulting fees increased primarily as a result of increasing the scope of our external loan review program.

Noninterest expense for the year ended December 31, 2009 increased by a total of $2.8 million or 20.0% over the same period in 2008, from $14.0 million to $16.8 million.   Over one-third of the increase ($948 thousand) was due to increases in FDIC assessment rates during 2009 and a special assessment applied to all insured institutions as of June 30, 2009.

Increases in legal fees of $400 thousand were due to expenses associated with a higher volume of customer work out agreements, foreclosures, and settlements, as well as a significant increase in litigation costs.  Foreclosed asset expenses increased in 2009 as we foreclosed on and carried on our balance sheet numerous real estate properties during the year.  These expenses include fees incurred to foreclose on the asset and expenses incurred to keep the property in a favorable condition.   Additionally, we incurred losses on the sale of foreclosed assets of $692 thousand.  Finally, deposit expenses increased primarily due to program fees related to wholesale and brokered deposits, CDARS certificates of deposits and our MyLifestyle deposit suite of products.

Noninterest expenses are expected to continue to increase as a direct result of business growth, the continuation of the depressed local economy, the complexity of banking operations and the implementation of the Dodd-Frank Act.

Income Taxes
For the year ended December 31, 2010, the Company recorded $1.3 million of expense resulting in an effective tax rate of 27.4% compared to an income tax benefit of $3.3 million or (36.5%) in 2009.   The pretax loss in 2009 is the contributing factor to the variance.   The tax preference items such as tax exempt interest income and income from BOLI are comparable for 2010 and 2009.  However, these preference items have the effect of increasing a tax benefit during a loss year which increases the benefit in relation to pretax earnings, thus, increasing the effective rate.  These same comparable preference items have the effect of reducing income tax expense during a year in which income is recognized which reduces income taxes expense in relation to pretax earnings, thus reducing the effective rate.

Asset Quality

Summary of Allowance for Loan Losses
We establish the allowance for loan losses through charges to earnings through a provision for loan losses.  Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely.  Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. The allowance represents an amount that, in our judgment, will be appropriate to absorb probable losses on existing loans that may become uncollectible. Some of the factors we consider in determining the appropriate level of the allowance for loan losses are as follows:

•	an evaluation of the current loan portfolio;
•	identified loan problems;
•	loan volume outstanding;
•	past loss experience;
•	present and expected industry and economic conditions and, in particular, how such conditions relate to our market area;
•	problem loan trends over a 3-year historical time period; and
•	loan growth trends over a 3-year historical time period

The general component of the reserve covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect our estimate of probable losses. It also reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The allowance for loan losses is evaluated on a regular basis by management.  On a quarterly basis, we perform a detailed analysis of the allowance for loan losses to verify the adequacy and appropriateness of the allowance in meeting probable losses in the loan portfolio.

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

We take the balance of our portfolio and add back to it any loans that were included in the potentially impaired loan category but that were found not to be impaired.  We then segregate the remaining portfolio into specific categories based on type of loan and review the groups of loans to estimate loss under generally accepted accounting standards based on contingencies.  We apply a specific loss factor to each category based upon our historical loss experience for each category of loans over the current two years ending December 31, 2010.  The loss factor is multiplied by the outstanding balance in the loan category to estimate potential loss for our allowance for loan losses.  We then evaluate certain environmental and qualitative factors that are relevant to our portfolio and make a risk assessment of low, medium, or high for each factor.  An additional loss factor is assigned to the portfolio according to the risk assessment.  This evaluation is inherently subjective, because it requires estimates that may be significantly revised as more information becomes available.

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

We regularly review asset quality and re-evaluate the allowance for loan losses.  However, no assurance can be given that unforeseen adverse economic conditions or other circumstances will not result in increased provisions in the future.  Our current market environment, with a nationwide recession, makes this risk even higher.  Additionally, regulatory examiners may require us to recognize additions or reductions to the allowance based upon their judgment about the loan portfolio and other information available to them at the time of their examinations.  On a quarterly basis, the Directors’ Loan Committee will review all loans on our watch list to determine proper action and reporting of any loans identified as substandard by the credit quality review.   Additionally, the Directors’ Loan Committee and the Audit Committee meet jointly at the end of each quarter to review in detail management’s assessment of the adequacy of the allowance for loan losses.  We believe that the allocated reserves are adequate for the impaired loans in our portfolio based upon a detailed review of the quality and pledged collateral of each individual loan considered impaired at each of the above-referenced periods.

The allowance for loan losses was $11.0 million and $14.6 million as of December 31, 2010 and 2009, respectively.  The ratio of the allowance for loan losses to total loans outstanding was approximately 2.02% at December 31, 2010, which compares to approximately 2.56% of total loans at December 31, 2009 (see Note 5 to the Consolidated Financial Statements).  These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions.  A total of $1.3 million in specific reserves was included in the balance of the allowance for loan losses as of December 31, 2010 for impaired loans, which compares to a total of $4.3 million as of December 31, 2009.   We believe the allowance for loan losses is adequate to provide for expected losses in the loan portfolio, but there are no assurances that it will be.

The following table represents the Company’s activity in its allowance for loan losses:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

In thousands	2010	2009	2008	2007	2006
Balance at January 1	$14,630	$7,592	$4,883	$5,658	$4,124
Recoveries:
Commercial	24	42	58	-	2
Commercial real estate	48	-	-	-	-
Residential real estate	97	1	-	-	-
Real estate construction	3	-	-	-	-
Loans to individuals	11	3	-	15	-
Total Recoveries	183	46	58	15	2
Charged off loans:
Commercial	922	2,612	165	505	1,253
Commercial real estate	353	790	252	1,489	-
Residential real estate	1,089	1,363	43	-	-
Real estate construction	2,525	3,337	189	15	-
Loans to individuals	48	85	23	31	11
Total Loans Charged-Off	4,937	8,187	672	2,040	1,264
Net charge-offs	4,754	8,141	614	2,025	1,262
Provision for Loan Losses	1,127	15,179	3,323	1,250	2,796
Balance at December 31	$11,003	$14,630	$7,592	$4,883	$5,658

Ratio of allowance for loan losses to total loans outstanding at end of year	2.02%	2.56%	1.37%	1.00%	1.20%
Ratio of net charge-offs to average loans outstanding during the period	0.86%	1.41%	0.12%	0.42%	0.28%

The balance in the allowance and the allowance as a percentage of loans decreased during 2010 when compared to 2009 due to the following:

●
A reduction in specific reserves required on our impaired loan portfolio.  The Company’s specific reserve balance decreased from $4.3 million at December 31, 2009 to $1.3 million at December 31, 2010 due to charge-offs taken during the year as well as the reversal of certain reserves not needed due to the successful resolution of problem credits during the year.  Likewise, we experienced a reduction of $13.1 million in our impaired loan category year over year.

●	The Company experienced a decrease in total loans of $26.7 million during 2010. This overall decline in the loan portfolio justifies a lower loan loss reserve.
●
The Company experienced a $29.5 million or 34% reduction in its acquisition and development portfolio.  Over $5.0 million or 39% of the charge-offs taken during the last two years have been in this portfolio.  Therefore the loss factor applied to the portfolio has increased, but it has increased on a declining balance, thereby producing a lower reserve requirement.

●
The Company experienced a $16.4 million reduction in its level of classified loans from 2009 to 2010.  As the Company has worked through the problem loans during 2010 through successful resolution, charge-offs, and foreclosures, we have not experienced a significant number of new relationships downgraded to classified.  This is a primary indication of the stabilization of our portfolio and further justification for a lower allowance for loan losses at the end of 2010.

●	Slight improvement local economic trends as evidenced by an increase in payroll employment growth as well as continued increases in single family housing permits signify the economy is on the mend.

The balance in the allowance and the allowance as a percentage of loans increased during 2009 when compared to 2008 due to the following:

●
Based on the state of the housing market, reserve factors related to residential real estate loans and acquisition and development loans were increased.  National and local housing trends were documented to deteriorate materially during 2009.  The number of building permits issued, median home sales prices, new homes in inventory, number of days on market, housing affordability, elevated levels of foreclosure activity, new mortgage originations and foreclosed asset levels indicated that a general cyclical decline in the residential real estate market was occurring.  As a result of these trends, during 2009, we included a new environmental factor due to the catastrophic devaluation that was occurring in the residential real estate market.

●
Heightened risk associated with commercial real estate loans. The Company had approximately $255.9 million of commercial real estate loans outstanding.  Due to the probability of an adverse impact to vacancy and lease rates is likely due to the weakened economic environment, reduced consumer confidence levels and increased retail business failures, management addressed the additional inherent risk associated with this category of loans in 2009 by adding a new environmental factor to its allowance for loan losses calculation.

●
Increased levels of classified loans and elevated specific reserves.  The increased level of classified loans impacted the level of allocations required based upon historical loss experience resulting in increased provisioning and allowance levels.  Additionally, specific reserves climbed from $2.2 million at December 31, 2008 to $4.3 million at December 31, 2009.

●
Substantial increase in net charge-offs as compared to prior periods.  The elevated charge-off levels experienced in 2009 warranted the heightened level of provisioning and justify management’s use of a higher historical charge-off factor when considering the losses inherent in the loan portfolio during the calculation of the allowance for loan losses.  Because the increase in net charge-offs were primarily concentrated in our large relationship portfolio (those relationships greater than $8 million), we added a new environmental factor to account for the concentration in these relationships.

●
High unemployment rate in the Roanoke MSA.  Unemployment in the Company’s geographic footprint was approximately 7.2%, which is above the ideal full employment level defined by the Commonwealth as an unemployment level of 5%.  This unemployment level negatively impacts the ability of consumers within our footprint to curtail their debt and purchase goods and services.  This general reduction in cash flow has a negative impact on all loan categories within our portfolio.

The following table summarizes the allocation of the allowance for loan losses for the five years ended December 31, 2010.  The percentage in the table below refers to the percent of loans in each category to total loans.

In thousands	2010		2009		2008		2007		2006
	$	%	$	%	$	%	$	%	$	%

Commercial	1,882	17.1	2,209	15.1	1,414	18.6	877	18.0	1,122	19.8
Commercial real estate	5,303	48.2	6,555	44.8	3,097	40.8	1,711	35.1	2,100	37.2
Real estate construction	1,166	10.6	2,238	15.3	1,199	15.8	1,065	21.8	991	17.5
Residential real estate	2,553	23.2	3,511	24.0	1,804	23.8	1,157	23.7	1,346	23.8
Loans to individuals	99	0.9	117	0.8	78	1.0	73	1.4	99	1.7

Total Allowance	11,003	100.0	14,630	100.0	7,592	100.0	4,883	100.0	5,658	100.0

Non-Performing Assets

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, restructured loans and foreclosed/ repossessed property.  A loan will be placed on nonaccrual status when collection of all principal or interest is deemed unlikely.  A loan will be placed on nonaccrual status automatically when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of being collected.  In this case, the loan will continue to accrue interest despite its past due status.

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

The Company’s ratio of non-performing assets as a percentage of total assets decreased 79 basis points to 3.98% as of December 31, 2010, as compared to 4.77% as of September 30, 2010.  Non-performing assets decreased from $37.3 million at September 30, 2010 to $30.6 million at December 31, 2010.  Non-performing assets consisted of non-accrual loans of $12.2 million, foreclosed assets of $16.1 million, and loans totaling $2.3 million that were past due greater than 90 days.  The Company anticipates full payment of all past due amounts.  The Company’s ratio of non-performing assets to total assets was 4.36% one year earlier.  Net charge-offs for the year ended December 31, 2010 amounted to $4.8 million in comparison to $8.1 million for the year ended December 31, 2009.

For the year ended December 31, 2009, our non-performing assets to total assets ratio increased from 1.48% at December 31, 2008 to 4.36%.  Non-performing assets at December 31, 2009 consisted of non-accrual loans of $28.6 million and foreclosed property of $2.5 million. Also included in non-performing assets at December 31, 2009 were loans totaling $24,000 that were past due greater than 90 days.  Our ratio of loans past due more than 90 days to total loans decreased from 0.01% at December 31, 2008 to 0.00% at December 31, 2009.  Net charge-offs for the year ended December 31, 2009 amounted to $8.1 million in comparison to $0.6 million for the year ended December 31, 2008.  Charge-offs of $3.5 million recorded in 2009 were related to one commercial customer who took adversarial actions against the Company during the first half of 2009.

Nonperforming assets for the five years ended December 31, 2010 are detailed as follows:

In thousands	2010	2009	2008	2007	2006
Nonaccrual loans	$12,242	$28,568	$9,532	$7,029	$6,343
Loans past due 90 days or more and still accruing interest	2,244	24	57	-	616
Other nonperforming loans (1)	-	-	-	-	2,265
Total nonperforming loans	14,486	28,592	9,589	7,029	9,224

Foreclosed, repossessed and idled properties	16,081	2,513	424	445	-
Total nonperforming assets	$30,567	$31,105	$10,013	$7,474	$9,224

(1) Other nonperforming loans include impaired loans which are not on nonaccrual status, nor past due 90 days or more.

If the non-accrual loans disclosed above had performed in accordance with their original terms, additional interest income in the amount of $1.2 million and $689 thousand would have been recorded for the years ended December 31, 2010 and December 31, 2009, respectively.

Financial Condition

Total assets at December 31, 2010 were $767.6 million, up $53.9 million or 7.5% from $713.7 million at December 31, 2009.  The principal components of the Company’s assets at the end of the period were $151.6 million in securities available-for-sale, including restricted equity securities, $7.6 million in securities held-to-maturity and $544.3 million in gross loans.  Total assets at December 31, 2009 were $713.7 million, up $39.2 million or 5.8% from $674.5 million at December 31, 2008. The principal components of the Company’s assets at the end of 2009 were $76.7 million in securities available-for-sale, including restricted equity securities, $12.0 million in securities held-to-maturity and $571.0 million in gross loans.

Total liabilities at December 31, 2010 were $713.7 million, up from $662.2 million at December 31, 2009, an increase of $51.5 million or 7.8%.  Deposits increased $74.5 million or 13.5% to $627.4 million from the $552.9 million level at December 31, 2009.  Total liabilities at December 31, 2009 were $662.2 million, up from $616.0 million at December 31, 2008, an increase of $46.2 million or 7.5%.  Our deposit growth for the past two years has been phenomenal due to the innovative and exciting suite of products and exceptional level of customer service offered to our customers.  We were successful in growing our core deposits by 56% in 2010 and by 46% during 2009.

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

Our investment securities portfolio consists of two components, securities held-to-maturity and securities available-for-sale.  Securities are classified as held-to-maturity based on our intent and ability, at the time of purchase, to hold such securities to maturity.  These securities are carried at amortized cost.  Securities which may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs, and other similar factors are classified as available-for-sale and are carried at estimated fair value.

2010 Compared to 2009
Investment securities (available for sale and held to maturity), including restricted equity securities, at December 31, 2010 were $159.2 million, an increase of $70.6 million or 79.7% from their level of $88.6 million at December 31, 2009.  The increase is attributable to purchases of $120.4 million offset by principal prepayments, called proceeds and sales and net amortization/accretion in the amount of $49.8 million.  See Note 3 to the Consolidated Financial Statements.

2009 Compared to 2008
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

AVAILABLE FOR SALE INVESTMENT PORTFOLIO

	December 31, 2010		December 31, 2009		December 31, 2008
In thousands	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values

U.S. Government and federal agency	$6,892	$6,820	$552	$558	$629	$640
Government-sponsored enterprises	34,695	33,497	15,007	14,873	25,922	26,425
Mortgage-backed securities	90,323	90,342	49,522	49,475	45,153	45,473
States and political subdivisions	15,680	15,235	5,471	5,579	4,798	4,705

Total securities available for sale	$147,590	$145,894	$70,552	$70,485	$76,502	$77,243

HELD TO MATURITY INVESTMENT PORTFOLIO

	December 31, 2010		December 31, 2009		December 31, 2008
In thousands	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values

Government-sponsored enterprises	$-	$-	$-	$-	$1,981	$2,008
Mortgage-backed securities	4,280	4,462	6,379	6,500	1,830	1,847
States and political subdivisions	3,354	3,406	5,612	5,746	6,190	6,184

Total securities held to maturity	$7,634	$7,868	$11,991	$12,246	$10,001	$10,039

The following table presents the maturity ranges of securities available-for-sale and held-to maturity as of December 31, 2010 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION

	Available for Sale			Held to Maturity
In thousands	Amortized Costs	Fair Value	Yield	Amortized Costs	Fair Value	Yield
U.S. Government and federal agency:
Within one year	$135	$139	5.87%	$-	$-	n/a
After one but within five years	200	202	1.38%	-	-	n/a
After five but within ten years	5,106	5,064	3.44%	-	-	n/a
After ten years	1,451	1,415	4.09%	-	-	n/a
Government-sponsored enterprises:
After five but within ten years	3,998	3,868	5.20%	-	-	n/a
After ten years	30,697	29,629	4.85%	-	-	n/a
Obligations of states and subdivisions:
After one but within five years	-	-	-	299	319	3.75%
After five but within ten years	1,558	1,581	4.69%	1,612	1,648	4.75%
After ten years	14,122	13,654	4.39%	1,443	1,439	6.31%
Mortgage-backed securities	76,724	76,211	2.59%	573	603	4.41%
Collateralized mortgage obligations	13,599	14,131	4.13%	3,707	3,859	5.52%
Total	$147,590	$145,894		$7,634	$7,868

Total Securities by Maturity Period *
Within one year	$135	$139		$-	$-
After one but within five years	$200	$202		$299	$319
After five but within ten years	$10,662	$10,513		$1,612	$1,648
After ten years	$46,270	$44,698		$1,443	$1,439
Mortgage-backed securities	$76,724	$76,211		$573	$603
Collateralized mortgage obligations	$13,599	$14,131		$3,707	$3,859
Total by Maturity Period	$147,590	$145,894		$7,634	$7,868

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

Loan Portfolio
Our total gross loans were $544.3 million at December 31, 2010, a decrease of $26.7 million or 4.7% from the $571.0 million reported one year earlier.  Our ratio of total loans to total funding sources, excluding the Federal Reserve Discount Window, (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and trust preferred securities) stood at 76.7% at December 31, 2010 and 86.7% at December 31, 2009. Management seeks to maintain the ratio of loans to funding sources at or below 90%.  In addition to the funding sources noted above, at December 31, 2010 the Company has a secured line of credit with the Federal Reserve Discount Window for $46.6 million.

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

The following table summarizes the loan portfolio by category for the five years ended December 31, 2010.

	LOAN PORTFOLIO SUMMARY
In thousands	2010		2009		2008		2007		2006
	$	%	$	%	$	%	$	%	$	%
Commercial	92,809	17.1	86,436	15.1	103,036	18.6	87,551	18.0	93,400	19.8
Commercial real estate	262,256	48.2	255,882	44.8	225,587	40.8	170,599	35.0	174,882	37.2
Acquisition / development	57,865	10.6	87,409	15.3	87,376	15.8	106,195	21.8	82,537	17.5
Residential real estate	126,657	23.2	136,651	24.0	131,384	23.8	115,458	23.7	112,022	23.8
Loans to individuals*	4,707	0.9	4,643	0.8	5,663	1.0	7,361	1.5	8,211	1.7
Total loans	544,294	100.0	571,021	100.0	553,046	100.0	487,164	100.0	471,052	100.0

*  except those secured by real estate

The following table presents maturity information (based upon interest rate repricing dates) on the loan portfolio based upon scheduled repayments at December 31, 2010.

In thousands	Due within One Year	Due One to Five Years	Due After Five Years	Total
Commercial	$77,860	$14,792	$157	$92,809
Commercial real estate	39,233	185,532	37,491	262,256
Real estate construction	42,850	14,123	892	57,865
Residential real estate	23,892	51,248	51,517	126,657
Loans to individuals	1,903	2,407	397	4,707
Total loans	$185,738	$268,102	$90,454	$544,294

The following table presents maturity information based upon contractual terms and scheduled repayments at December 31, 2010.

In thousands	Due One to Five Years	Due After Five Years	Total
Fixed	$178,748	$62,177	$240,925
Variable	89,354	28,277	117,631
Total loans	$268,102	$90,454	$358,556

Higher Risk Loans
Certain types of loans, such as option ARM products, interest-only loans, subprime loans, and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  We do not offer option ARM, interest-only, or subprime mortgage loans.

Junior-lien mortgages can also be considered higher risk loans and our junior lien portfolio currently consists of balances totaling $22.0 million (4.1% of total portfolio) at December 31, 2010.  Loans included in this category that were initially made with high loan-to-value ratios of 100% or greater have current balances totaling $1.7 million at December 31, 2010.  Over the past seven years, we have experienced charge-offs totaling $788,000 in junior lien mortgages.

Bank Owned Life Insurance
We have purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s Supplemental Executive Retirement Plan (“SERP”) and other employee benefit costs including health insurance, dental insurance, life insurance, and 401(k) employer match.  Bank owned life insurance was $14.5 million at December 31, 2010, an increase of $1.6 million over the $12.9 million reported as of December 31, 2009.  The increase is due to the $0.6 million increase in the cash surrender value of the life insurance contracts recorded as income and new premiums purchased totaling $1.0 million.

Deposits
Our major source of funds and liquidity is our deposit base.  Deposits provide funding for our investment in loans and securities.  Our primary objective is to increase core deposits as a means to fund asset growth at a lower cost.  Interest paid for deposits must be managed carefully to control the level of interest expense.  We offer individuals and small-to-

medium sized businesses a variety of deposit accounts, including checking, savings, money market and certificates of deposits.  The levels and mix of deposits are influenced by such factors as customer service, interest rates paid, service charges and the convenience of banking locations.  Competition for deposits is intense from other depository institutions and money market funds, some of which offer interest rates higher than we pay.  We attempt to identify and implement pricing and marketing strategies designed to control the overall cost of deposits and to maintain a stable deposit mix.

The following table summarizes our total deposits for the three years ended December 31, 2010:

In thousands	2010				2009				2008
		$		%		$		%		$		%
Time deposits	211,268		33.7		285,969		51.7		283,808		60.9
Interest bearing & money market	269,648		43.0		160,970		29.1		101,895		21.9
Savings	128,728		20.5		88,360		16.0		66,082		14.1
Total interest bearing deposits	609,644		97.2		535,299		96.8		451,785		96.9
Noninterest demand & official checks	17,768		2.8		17,629		3.2		14,550		3.1
Total deposits	627,412		100.0		552,928		100.0		466,335		100.0

We experienced tremendous growth in core deposits over the last two years from customers who prefer dealing with a local, established community bank.  As a result, our reliance on time deposits has significantly declined from 60.9% at the end of 2008 to just 33.7% at the end of 2010.
•
Our Prime Money Market account, which has an interest rate tied to the Wall Street Journal Prime rate, continues to attract customers and has accumulated $251.6 million in deposits as of the end of 2010, an increase of 86% over the same period last year.

•	Our My Lifestyle suite of products, including both checking and savings accounts, grew by over $36.8 million during 2010, primarily the result of the launch of the savings product.
•	In the time deposit category, traditional certificates of deposits decreased by $94.0 million during the year, while our CDARS product offset that decline with $28.5 million in new dollars.

The following table summarizes average deposits for the three years ended December 31, 2010:

In thousands	2010		2009		2008
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Interest bearing deposits:
NOW accounts	$57,438	1.6%	$45,971	2.4%	$23,399	1.7%
Money market accounts	210,091	1.5%	111,048	1.6%	101,693	2.6%
Savings	36,618	1.6%	958	0.1%	1,249	0.3%
Time deposits > = $100,000	99,099	1.7%	115,229	2.3%	80,377	4.0%
Other time deposits	138,245	1.9%	192,867	2.8%	189,273	3.9%
Total Interest bearing deposits	541,491	1.7%	466,073	2.3%	395,991	3.4%
Demand deposits	58,344	0.0%	56,273	0.0%	52,529	0.0%
Total average deposits	$599,835	1.5%	$522,346	2.1%	$448,520	3.0%

The following table presents the maturity schedule of certificates of deposit of $100,000 or more as of December 31, 2010.

In thousands	2010
Three months or less	$50,899
Over three through six months	22,954
Over six through 12 months	18,200
Over 12 months	13,800
Total	$105,853

Short-Term Borrowings
Total short-term borrowings (including federal funds purchased and securities sold under agreements to repurchase) decreased by $19.0 million from their level of $41.3 million at December 31, 2009 to a total of $22.3 million as of December 31, 2010.  Short-term borrowings at December 31, 2010 include one Federal Home Loan Bank of Atlanta (“FHLB”) advance in the amount of $5.0 million, and a commercial sweep account program in the amount of $17.3 million.  The FHLB advance of $5.0 million is a fixed rate credit with an interest rate of 4.97% that matures on February 9, 2011.  See the liquidity section for further information on the preceding borrowings.

Total short-term borrowings (including federal funds purchased and securities sold under agreements to repurchase) decreased by $22.7 million from their level of $64.0 million at December 31, 2008 to a total of $41.3 million as of December 31, 2009.  Short-term borrowings at December 31, 2009 included two FHLB advances in the amount of $5.0 million and $15.0 million, and a commercial sweep account program in the amount of $21.3 million.

The commercial sweep program involves balances subject to repurchase agreements which are reported as short term borrowings rather than deposits since they are not FDIC insured.  The balance in the program decreased 18.8% or $4.0 million from $21.3 million reported at December 31, 2009 to $17.3 million at December 31, 2010.  The program consists of a demand deposit account from which we invest available balances daily in securities on an overnight basis subject to repurchase. On the following business day, we repurchase from the customer the securities for an amount equal to the amount of available balances invested in the securities.  Interest is calculated daily at the rate applicable for each overnight period; however, it is posted to the customer accounts only once per month.  The balance in the program decreased 40.3% or $14.4 million from $35.7 million reported at December 31, 2008 to $21.3 million at December 31, 2009.

Long-Term Borrowings
Federal Home Loan Bank advances are relatively cost-effective funding sources and provide the Company with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. The Company had outstanding long-term debt with the FHLB in the amount of $43.0 million as of December 31, 2010, a decrease of $5.0 million from the $48.0 million reported as of December 31, 2009. This decrease is due to the one $5.0 million advance moving to short-term borrowings as a result of its pending maturity.  See Footnote 8 of the Company’s Consolidated Financial Statements for more information on the long-term advances.

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

In thousands	2010	2009
Commitments to extend credit	$112,351	$135,769
Standby letters of credit	12,312	14,052
Total	$124,663	$149,821

Capital Adequacy
The management of capital in a regulated financial services industry must properly balance return on equity to shareholders while maintaining sufficient capital levels and related risk-based capital ratios to satisfy regulatory requirements.  The Company’s capital management strategies have been developed to provide attractive rates of returns to shareholders, while maintaining its “well-capitalized” position at the banking subsidiary.

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared.   In an effort to continue preservation of capital, we have issued deferral notices to the trustees of the Company’s Trust Preferred Securities for interest payments due after March 26, 2010.  Likewise, the Board of Directors has deferred the preferred dividend payments due on the Series A Preferred Stock, beginning with the May 15, 2010 payment.  These deferrals will continue to be evaluated on a quarterly basis, and following the Company’s entrance into a Written Agreement with the Reserve Bank on September 30, 2010, any decision to pay interest on the trust preferred securities, the preferred dividend on Series A Preferred Stock or dividends on or common stock will require the approval of the Reserve Bank.

Total shareholders’ equity at December 31, 2010 was $53.9 million, an increase of $2.4 million or 4.6% over the $51.5 million level at December 31, 2009.  The increase is primarily attributable to net income of $3.5 million offset by an increase in net unrealized losses on AFS securities of $1.1 million.  Total shareholders’ equity at December 31, 2009 was $51.5 million, a decrease of $7.0 million or 12.0% over the $58.5 million level at December 31, 2008, which is primarily attributable to the net loss of $5.7 million and the $0.7 million in preferred dividends declared to the U.S. Treasury.  See table below for details of the change in shareholders’ equity:

Shareholders’ Equity (in millions)
	12/31/10	12/31/09
Balance, beginning of year	$51.5	$58.5
Net income (loss)	3.5	(5.7)
Issuance and amortization of restricted stock grants and stock options	0.2	0.1
Dividends declared on common stock	-	(0.2)
Dividends declared on preferred stock	(0.2)	(0.7)
Net losses on available-for-sale securities	(1.1)	(0.5)
Balance, end of year	$53.9	$51.5

The Company and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the subsidiary bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  As of December 31, 2010 and 2009, the Company and the subsidiary bank met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized”.  These capital amounts and ratios are incorporated by reference to Note 17 of the consolidated financial statements herein.

Liquidity
One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity.  Liquidity measures our ability to meet our maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for customers’ credit needs.  Liquidity represents a financial institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.  We sell excess funds overnight to provide an immediate source of liquidity and as of December 31, 2010 we had a total of $19.5 million in overnight funds at the Reserve Bank.   Liquid assets maintained in interest bearing accounts averaged $56.4 million in 2010 compared to an average of $12.2 million during 2009.  The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The secondary liquidity source for both short-term and long-term borrowings consists of a secured line of credit from the FHLB.  At December 31, 2010, the line of credit had $48.0 million outstanding under a total available line of $81.9 million.  Borrowings from the FHLB are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral.  Additionally, we have an established line of credit with the Reserve Bank’s Discount Window that had no outstanding balance under a total available line of $46.6 million at December 31, 2010.  Borrowings from the FRB Discount Window are secured by a collateral agreement on a pledged portion of the Bank’s commercial and real estate construction collateral.

The Company maintains a liquidity policy as a means to manage liquidity and the associated risk.  The policy includes a Liquidity Contingency Plan (“the Liquidity Plan”) that is designed as a tool for the Company to detect liquidity issues in order to protect depositors, creditors and shareholders.  The Liquidity Plan includes monitoring various internal and external indicators such as changes in core deposits and changes in market conditions.  It provides for timely responses to a wide variety of funding scenarios ranging from changes in loan demand to a decline in the Company’s quarterly earnings to a decline in market price of the Company’s stock.  The Liquidity Plan calls for specific responses designed to meet a wide range of liquidity needs based upon assessments that are performed on a recurring basis by the Company and its Board of Directors.

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

Item 7A.  Qualitative and Quantitative Disclosure About Market Risk
Not Applicable.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Valley Financial Corporation
Roanoke, Virginia

We have audited the consolidated balance sheets of Valley Financial Corporation and subsidiary (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Valley Financial Corporation and subsidiary as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Elliott Davis, LLC
Galax, Virginia
March 16, 2011

Valley Financial Corporation
Consolidated Balance Sheets
As Of December 31, 2010 and 2009
(In thousands, except share data)

	2010	2009
Assets
Cash and due from banks	$4,318	$8,179
Interest-bearing deposits in banks	19,994	23,699
Total cash and cash equivalents	24,312	31,878

Securities available-for-sale	145,894	70,485
Securities held-to-maturity (fair value: 2010, $7,868; 2009,$12,246)	7,634	11,991
Restricted equity securities	5,661	6,172
Loans, net of allowance for loan losses, 2010, $11,003; 2009, $14,630	533,291	556,391
Foreclosed assets, net	16,081	2,513
Premises and equipment, net	7,736	7,742
Bank owned life insurance	14,475	12,930
Accrued interest receivable	2,274	2,498
Other assets	10,230	11,125
Total assets	$767,588	$713,725

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$17,768	$17,629
Interest-bearing deposits	609,644	535,299
Total deposits	627,412	552,928

Federal funds purchased and securities sold under agreements to repurchase	17,296	21,304
Short-term borrowings	5,000	20,000
Long-term borrowings	43,000	48,000
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	16,496	16,496
Accrued interest payable	1,058	2,462
Other liabilities	3,398	996
Total liabilities	713,660	662,186

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; 16,019 shares issued and outstanding at December 31, 2010 and 2009, respectively	15,494	15,336
Common stock, no par value; 10,000,000 shares authorized; 4,680,251 shares issued and outstanding at December 31, 2010 and 2009, respectively	23,542	23,369
Retained earnings	16,011	12,878
Accumulated other comprehensive loss	(1,119)	(44)
Total shareholders’ equity	53,928	51,539
Total liabilities and shareholders’ equity	$767,588	$713,725
See accompanying notes to consolidated financial statements

Valley Financial Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

	2010	2009
Interest income:
Interest and fees on loans	$29,184	$30,349
Interest on securities – taxable	3,171	3,351
Interest on securities – nontaxable	563	511
Interest on deposits in banks	127	28
Total interest income	33,045	34,239
Interest expense:
Interest on deposits	9,008	10,919
Interest on short-term borrowings	923	477
Interest on long-term borrowings	1,631	2,467
Interest on guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	376	475
Interest on federal funds purchased and securities sold under agreements to repurchase	44	77
Total interest expense	11,982	14,415
Net interest income	21,063	19,824
Provision for loan loss:	1,127	15,179
Net interest income after provision for loan losses	19,936	4,645
Noninterest income:
Service charges on deposit accounts	1,341	1,189
Income earned on bank owned life insurance	545	540
Mortgage fee income	252	102
Brokerage fee income	343	186
Realized gain on sale of securities	-	1,019
Other income	312	186
Total noninterest income	2,793	3,222
Noninterest Expense:
Compensation expense	8,442	7,627
Occupancy and equipment expense	1,581	1,603
Data processing expense	1,085	1,029
Advertising and marketing expense	371	296
Insurance expense	1,593	1,355
Audit fees	205	218
Legal expense	384	586
Franchise tax expense	494	425
Deposit expense	461	425
Loan expense	278	357
Computer software expense	386	427
Consulting	422	334
Foreclosed asset expense, net	973	904
Other expense	1,243	1,230
Total noninterest expense	17,918	16,816
Income (loss) before income taxes	4,811	(8,949)
Income tax expense (benefit)	1,318	(3,263)
Net income (loss)	$3,493	$(5,686)

Preferred dividends and accretion of discount on warrants	959	947
Net income (loss) to common shareholders	$2,534	$(6,633)
Earnings (loss) per common share
Basic earnings (loss) per common share	$0.54	$(1.42)
Diluted earnings (loss) per common share	$0.54	$(1.42)
Weighted average shares	4,680,251	4,680,224
Diluted weighted average shares	4,688,000	4,680,224
Dividends declared per common share	$0.00	$0.04

See accompanying notes to consolidated financial statements.

Valley Financial Corporation
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
For the Years Ended December 31, 2010 and 2009
(In thousands)

	2010	2009

Preferred stock
Balance, beginning of year	$15,336	$15,188
Preferred stock accretion	158	148
Balance, end of year	15,494	15,336
Common stock, no par value
Balance, beginning of year	23,369	23,232
Issuance and amortization of restricted stock grants and stock options	173	145
Exercise of employee stock options	-	7
Preferred and common stock issuance costs	-	(15)
Balance, end of year	23,542	23,369
Retained Earnings
Balance, beginning of year	12,878	19,596
Net income (loss)	3,493	(5,686)
Dividends declared on common stock	-	(187)
Dividends declared on preferred stock	(202)	(697)
Preferred stock accretion	(158)	(148)
Balance, end of year	16,011	12,878
Accumulated other comprehensive income (loss)
Balance, beginning of year	(44)	489
Unrealized losses on available-for-sale securities, net of deferred tax	(1,075)	(533)
Balance, end of year	(1,119)	(44)
Total shareholders’ equity	$53,928	$51,539

Total comprehensive income (loss)
Net income (loss)	$3,493	$(5,686)
Other comprehensive income (loss)	(1,075)	489
Total comprehensive income (loss)	$2,418	$(5,197)

See accompanying notes to consolidated financial statements

Valley Financial Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009
(In thousands)

	2010	2009
Cash flows from operating activities
Net income (loss)	$3,493	$(5,686)
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	1,127	15,179
Depreciation and amortization of bank premises, equipment and software	777	871
Stock compensation expense	172	145
Increase in deferred income tax	116	(1,829)
Net gains on sale of securities	-	(1,019)
Net losses on foreclosed and repossessed properties	400	692
Net losses on equipment disposals	5	7
Net amortization of bond premiums/discounts	1,024	215
(Increase) decrease in unearned fees	68	(85)
Decrease in accrued interest receivable	224	136
(Increase) decrease in other assets	762	(3,996)
Increase in value of life insurance contracts	(545)	(540)
Decrease in accrued interest payable	(1,404)	(446)
Increase (decrease) in other liabilities	2,403	(1,848)
Net cash and cash equivalents provided by operating activities	8,622	1,796

Cash flows from investing activities
Purchases of bank premises, equipment and software	(759)	(490)
Purchases of securities available-for-sale	(120,359)	(81,379)
Purchases of securities held-to-maturity	-	(6,315)
Purchases of restricted equity securities	-	(565)
Proceeds from sales/calls/paydowns/maturities of securities available-for-sale	42,867	88,435
Proceeds from paydowns on securities held-to-maturity	4,341	4,298
Principal repayments of restricted equity securities	511	-
Purchase of bank owned life insurance	(1,000)	-
Proceeds from sale of foreclosed assets	3,213	2,847
Capitalized expenses on foreclosed assets	(400)	(30)
Increase (decrease) in loans, net	5,124	(31,629)
Net cash and cash equivalents used in investing activities	(66,462)	(24,828)

Cash flows from financing activities
Increase in non-interest bearing deposits	139	3,079
Increase in interest bearing deposits	74,345	83,514
Proceeds from short-term borrowings	-	56,000
Principal repayments of short-term borrowings	(20,000)	(53,000)
Decrease in securities sold under agreements to repurchase	(4,008)	(14,389)
Decrease in federal funds purchased	-	(11,326)
Proceeds from long-term borrowings	-	5,000
Principal repayments of long-term borrowings	-	(20,000)
Cash dividends paid	(202)	(1,257)
Net proceeds from issuance of common stock	-	(7)
Net cash and cash equivalents provided by financing activities	50,274	47,614
Net increase (decrease) in cash and cash equivalents	(7,566)	24,582

Cash and cash equivalents at beginning of year	31,878	7,296
Cash and cash equivalents at end of year	$24,312	$31,878

Valley Financial Corporation
Consolidated Statements of Cash Flows, continued
For the Years Ended December 31, 2010 and 2009
(In thousands)

	2010	2009
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$13,386	$14,861
Cash paid during the year for income taxes	$501	$810

Noncash financing and investing activities
Transfer of loans to foreclosed property	$16,781	$5,598
Reclassification of borrowings from long-term to short-term	$5,000	$20,000

See accompanying notes to consolidated financial statements.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
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

Effective October 16, 2002, the Bank established VB Investments, LLC as a wholly-owned subsidiary of the Bank to be a limited partner in various tax credit partnerships. The establishment of the subsidiary gives the Bank the right to utilize certain federal and state tax credits. Effective June 26, 2003, Valley Financial (VA) Statutory Trust I was established as a wholly-owned subsidiary of Valley Financial Corporation (“the Company”) for the purpose of issuing trust preferred securities. Effective September 26, 2005, Valley Financial (VA) Statutory Trust II was established as a wholly-owned subsidiary of the Company for the purpose of issuing additional trust preferred securities.  Effective December 15, 2006, Valley Financial (VA) Statutory Trust III was established as a wholly owned subsidiary of the Company for the purpose of issuing additional trust preferred securities.  These entities are for raising capital (in the case of the statutory trusts) or investments (in the case of the LLC) for the Company and the Bank.  In September 2008, the Bank established VB Land, LLC, a wholly-owned subsidiary to provide credit intermediary services for the Bank.  In June 2010, the Bank established Ivy View, LLC, a wholly-owned subsidiary, to manage one large commercial real estate project that the Bank anticipated acquiring through foreclosure.

Risks and Uncertainties
In its normal course of business, the Company encounters two significant types of risk:  economic and regulatory.  There are three main components of economic risk:  interest rate risk, credit risk and market risk.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly or on a different basis than its interest earning assets.  Credit risk is the default on the Company’s loan portfolio that results from the borrowers’ inability or unwillingness to make contractually required payments.  Market risk reflects changes in the value of collateral underlying loans receivable, securities, and the valuation of real estate held by the Company.

The determination of the allowance for loan losses and the valuation of real estate are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.  Management believes that, as of December 31, 2010, the allowance for loan losses and the valuation of real estate are adequate based on information currently available.  A worsening or protracted economic decline or substantial increase in interest rates would increase the likelihood of losses due to credit and market risks and could create the need for substantial increases in the allowance for loan losses.

The Company is subject to the regulations of various regulatory agencies, which can change significantly from year to year.  In addition, the Company undergoes periodic examinations by regulatory agencies, which may subject it to further changes based on the regulators’ judgments about information available to them at the time of their examinations.

Basis of Presentation
The accounting and reporting policies of the Company, the Bank, and the Company’s Statutory Trusts as discussed in Note 8, conform to accounting principles generally accepted in the United States of America and to accepted practices within the banking industry. The following is a description of the more significant accounting policies:

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the Bank, thereafter referred to collectively as the Company.  All significant intercompany transactions and balances have been eliminated in consolidation.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the recoverability of deferred tax assets.  In connection with the determination of the allowances for loan and foreclosed real estate losses, management obtains independent appraisals for significant properties.

Cash and Cash Equivalents
For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks."

Interest-Bearing Deposits in Banks
Interest bearing deposits in banks mature within one year and are carried at cost.

Investment Securities
Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost.  Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value.  Except for realized losses charged to earnings for other-than-temporary impairment deemed to be credit-related, unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are included in accumulated other comprehensive income (loss) in shareholders’ equity until realized.  The initial classification of securities is determined at the date of purchase.  The Company does not have any pooled or private label trust preferred securities or any other high risk or hard to value investments.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near term prospects of the issuer, and (iii) the intent and the ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated increases in fair value.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Company, through its banking subsidiary, is a member of the Federal Reserve Bank and the Federal Home Loan Bank and is required to hold stock in each institution.  These equity securities are restricted from trading and are recorded in investments at a cost of $5.5 million and $6.0 million at December 31, 2010 and 2009, respectively.  These are considered cost basis securities for which the associated cost approximates fair value.

The Company does not hold securities for short-term resale and therefore does not maintain a trading securities portfolio.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

Note 1.  Summary of Significant Accounting Policies, continued

Loans
The Company, through its banking subsidiary, grants commercial, mortgage, and consumer loans to customers.  A substantial portion of the loan portfolio is represented by commercial real estate loans.  The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Company’s market area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal amount adjusted for the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

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
For the Years Ended December 31, 2010 and 2009
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
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

Note 1.  Summary of Significant Accounting Policies, continued

Income Taxes, continued
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

Basic Earnings (Loss) per Common Share
Basic earnings (loss) per common share is computed by dividing net income (loss) to common shareholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends.

Diluted Earnings (Loss) per Common Share
The computation of diluted earnings (loss) per common share is similar to the computation of basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.  These additional common shares would include employee equity share options, nonvested shares and similar equity instruments granted to employees, as well as the shares associated with the common stock warrants issued to the U.S. Treasury Department as part of the preferred stock transaction completed in December 2008. Diluted earnings (loss) per common share are based upon the actual number of options or shares granted and not yet forfeited unless doing so would be antidilutive.  The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares.

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

Interest Rate Swap Agreements
For asset/liability management purposes, the Company may use interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts.  Interest rate swaps are contracts in which a series of cash flows from interest are exchanged over a prescribed period, based upon a notional amount.  The notional amount on which the interest payments are based is not exchanged.  These swap agreements are derivative instruments and generally convert a portion of the Company’s variable-rate loans to a fixed rate (cash flow hedge), and convert a portion of its fixed-rate loans to a variable rate (fair value hedge). Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  In addition, forwards and option contracts must reduce an exposure’s risk, and for hedges of anticipatory transactions, the significant terms and characteristics of the transaction must be identified and the transactions must be probable of occurring.  All derivative financial instruments held or issued by the Company are held or issued for purposes other than trading.  At December 31, 2010 and 2009 the Company did not have any derivative agreements related to interest rate hedging in place.  Cash flows resulting from derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

Dividends and Discount on Preferred Stock
The Company includes dividends on preferred stock in shareholders’ equity at the time of declaration and includes the dividends and accretion on discount on preferred stock in the earnings per share calculation when earned, without regard to declaration.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

Note 1.  Summary of Significant Accounting Policies, continued

Reclassification
Certain reclassifications have been made to the financial statements of the prior year to place them on a comparable basis with the current year.  Net income and shareholders’ equity previously reported were not affected by these reclassifications.

Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued.

Recent Accounting Pronouncements
In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.  Disclosures about Troubled Debt Restructurings (“TDR”) required by the Update have been deferred by FASB in an update issued in early 2011. The TDR disclosures are anticipated to be effective for periods ending after June 15, 2011.  See Note 4.

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

In August 2010, two updates were issued to amend various Securities and Exchange Commission (“SEC”) rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “non-controlling interests(s)”.  The updates were effective upon issuance but had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2.  Restrictions on Cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average reserve balances.  The daily cash reserve requirement for the week including December 31, 2010 was $294, which was met by cash on hand.  The daily cash reserve requirement for the week including December 31, 2009 was $283, which was met by cash on hand.

As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance.  The target balance as of December 31, 2010 and December 31, 2009 was $250.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

Note 3.  Securities

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale (“AFS”) as of December 31, 2010 and 2009 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
2010
U.S. Government and federal agency	$6,892	$71	$(143)	$6,820
Government-sponsored enterprises*	34,695	-	(1,198)	33,497
Mortgage-backed securities	76,724	376	(889)	76,211
Collateralized mortgage obligations	13,599	533	(1)	14,131
States and political subdivisions	15,680	93	(538)	15,235
Total	$147,590	$1,073	$(2,769)	$145,894

2009
U.S. Government and federal agency	$552	$7	$(1)	$558
Government-sponsored enterprises*	15,007	48	(182)	14,873
Mortgage-backed securities	36,109	132	(335)	35,906
Collateralized mortgage obligations	13,413	291	(135)	13,569
States and political subdivisions	5,471	115	(7)	5,579
Total	$70,552	$593	$(660)	$70,485

*Such as FNMA, FHLMC and FHLB.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity (“HTM”) as of December 31, 2010 and 2009 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
2010
Mortgage-backed securities	$573	$30	$-	$603
Collateralized mortgage obligations	3,707	152	-	3,859
States and political subdivisions	3,354	85	(33)	3,406
Total	$7,634	$267	$(33)	$7,868

2009
Mortgage-backed securities	$922	$32	$-	$954
Collateralized mortgage obligations	5,457	89	-	5,546
States and political subdivisions	5,612	157	(23)	5,746
Total	$11,991	$278	$(23)	$12,246

The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $4,392 and $4,561 as of December 31, 2010.  The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $6,689 and $6,768 as of December 31, 2009.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

Note 3.  Securities, continued

The following tables detail unrealized losses and related fair values in the Bank’s available-for-sale and held-to-maturity investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2010 and 2009, respectively.

Temporarily Impaired Securities in AFS Portfolio

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2010	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$4,336	$(143)	$-	$-	$4,336	$(143)
Government-sponsored enterprises*	30,496	(1,198)	-	-	30,496	(1,198)
Mortgage-backed securities	44,768	(889)	23	(1)	44,791	(890)
State and political subdivisions	11,887	(538)	-	-	11,887	(538)
Total	$91,487	$(2,768)	$23	$(1)	$91,510	$(2,769)

2009
US Government and federal agency	$199	$(1)	$-	$-	$199	$(1)
Government-sponsored enterprises*	10,555	(182)	-	-	10,555	(182)
Mortgage-backed securities	28,863	(468)	32	(2)	28,895	(470)
State and political subdivisions	666	(7)	-	-	666	(7)
Total	$40,283	$(658)	$32	$(2)	$40,315	$(660)

Temporarily Impaired Securities in HTM Portfolio

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2010	Value	Losses	Value	Losses	Value	Losses
State and political subdivisions	$230	$(33)	$-	$-	$230	$(33)
Total	$230	$(33)	$-	$-	$230	$(33)

2009
State and political subdivisions	$237	$(17)	$509	$(6)	$746	$(23)
Total	$237	$(17)	$509	$(6)	$746	$(23)

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based upon this evaluation at December 31, 2010, there is one security in the portfolio with unrealized losses for a period greater than 12 months.  We have analyzed each individual security for Other Than Temporary Impairment (“OTTI”) purposes by reviewing delinquencies, loan-to-value ratios, and credit quality and concluded that all unrealized losses presented in the tables above are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

Note 3.  Securities, continued

The amortized costs and approximate fair values of available-for-sale and held-to-maturity investment securities as of December 31, 2010, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Costs	Fair Values	Amortized Costs	Fair Values
Due in one year or less	$135	$139	$-	$-
Due after one year through five years	200	202	299	319
Due after five years through ten years	10,662	10,513	1,612	1,648
Due after ten years	46,270	44,698	1,443	1,439
Mortgage-backed securities	76,724	76,211	573	603
Collateralized mortgage obligations	13,599	14,131	3,707	3,859
Total	$147,590	$145,894	$7,634	$7,868

Securities (excluding restricted equity securities) with amortized costs of $66,028 and $61,027 as of December 31, 2010 and 2009, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Restricted equity securities consist of Federal Home Loan Bank (“FHLB”) stock in the amount of $4,291 and $4,803, Federal Reserve Bank stock in the amount $1,219 and $1,219, and Community Bankers Bank stock in the amount of $150 and $150 as of December 31, 2010 and 2009, respectively.  Restricted equity securities are carried at cost.  The FHLB requires the Bank to maintain stock in an amount equal to 0.20% of total assets as of December 31 of the prior year and 4.5% of outstanding borrowings.  Upon request, the stock may be sold back to the FHLB, at cost.  Due to regulatory restrictions the FHLB is under, such stock redemptions were put on hold; however, partial redemptions resumed during the second half of 2010.  The Federal Reserve Bank of Richmond requires the Bank to maintain stock with a par value equal to 6% of its outstanding capital; however, the Federal Reserve Bank only requires the Bank to pay 50% of the par value of the stock.   Community Bankers Bank stock is restricted in the fact that the stock may only be repurchased by that Company and historically at cost.

Note 4.  Loans

The major components of loans in the consolidated balance sheets at December 31, 2010 and 2009 are as follows:

	2010	2009

Commercial	$92,809	$86,436
Real estate:
Construction and land development	57,865	87,409
Residential, 1-4 families	126,657	136,651
Commercial real estate	261,969	255,527
Consumer	4,707	4,643
Deferred loan fees	287	355
	544,294	571,021

Allowance for loan losses	(11,003)	(14,630)
Net Loans	$533,291	$556,391

Substantially all one-four family residential and commercial real estate loans collateralize the line of credit available from the Federal Home Loan Bank and substantially all commercial and construction loans collateralize the line of credit with the Federal Reserve Bank of Richmond Discount Window.  The aggregate amount of deposit overdrafts that have been reclassified as loans and included in the consumer category in the above table as of December 31, 2010 and 2009 was $102 and $27, respectively.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

Note 4.  Loans, continued

Loan Origination.  The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a periodic basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate market or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus income producing loans. At December 31, 2010, approximately 44% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties and 50% was secured by income-producing properties.

With respect to construction and development loans that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by recurring on-site inspections during the construction phase and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Residential real estate loans are secured by deeds of trust on 1-4 family residential properties.  The Bank also serves as a broker for residential real estate loans placed in the secondary market.  There are occasions when a borrower or the real estate does not qualify under secondary market criteria, but the loan request represents a reasonable credit risk.  On these occasions, if the loan meets the Bank’s internal underwriting criteria, the loan will be closed and placed in the Company’s portfolio.  Residential real estate loans carry risk associated with the continued credit-worthiness of the borrower and changes in the value of collateral.

The Company routinely makes consumer loans, both secured and unsecured, for financing automobiles, home improvements, education, and personal investments.  The credit history, cash flow and character of individual borrowers is evaluated as a part of the credit decision.  Loans used to purchase vehicles or other specific personal property and loans associated with real estate are usually secured with a lien on the subject vehicle or property.  Negative changes in a customer’s financial circumstances due to a large number of factors, such as illness or loss of employment, can place the repayment of a consumer loan at risk.  In addition, deterioration in collateral value can add risk to consumer loans.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

Note 4.  Loans, continued.

Risk Management. It is the Company’s policy that loan portfolio credit risk shall be continually evaluated and categorized on a consistent basis.  The Board of Directors recognizes that commercial, commercial real estate and construction lending involve varying degrees of risk, which must be identified, managed, and monitored through established risk rating procedures.  Management’s ability to accurately segment the loan portfolio by the various degrees of risk enables the Bank to achieve the following objectives:
▪	Assess the adequacy of the Allowance for Loan and Lease Losses
▪	Identify and track high risk situations and ensure appropriate risk management
▪	Conduct portfolio risk analysis and make informed portfolio planning and strategic decisions.
▪	Provide risk profile information to management, regulators and independent accountants as requested in a timely manner.

There are three levels of accountability in the risk rating process:
1)
Risk Identification -  The primary responsibility for risk identification lies with the account officer.  It is the account officer's responsibility for the initial and ongoing risk rating of all notes and commitments in his or her portfolio.  The loan officer is the one individual who is closest to the credit relationship and is in the best position to identify changing risks.  Account officers are required to continually review the risk ratings for their credit relationships and make timely adjustments, up or down, at the time the circumstances warrant a change.  Account officers are responsible for ensuring that accurate and timely risk ratings are maintained at all times.   Account officers are allowed a maximum 30-day period to assess current financial information (e.g. prepare credit analysis) which may influence the current risk rating. Account officers are required to review the risk ratings of loans assigned to their portfolios on a monthly basis and to certify to the accuracy of the ratings.  Certifications are submitted to the Chief Credit Officer and Chief Lending Officer for review.  All risk rating changes (upgrades and downgrades) must be approved by the Chief Credit Officer prior to submission for input onto the Fidelity Commercial Loan System.

2)
Risk Supervision - In addition to the account officer’s process of assigning and managing risk ratings, the Chief Credit Officer is responsible for periodically reviewing the risk rating process employed by lending officers.  Through credit administration, the Chief Credit Officer manages the credit process which, among other things, includes maintaining and managing the risk identification process.  The Chief Credit Officer is responsible for the accuracy and timeliness of account officer risk ratings and has the authority to override account officer risk ratings and initiate rating changes, if warranted. Upgrades from a criticized or classified category to a pass category or upgrades within the criticized/classified categories require the approval of the Senior Loan Committee or Directors’ Loan Committee based upon aggregate exposure. Upgrades must be reported to the Directors' Loan Committee and Board of Directors at their next scheduled meetings.

3)
Risk Monitoring - Valley Bank has a loan review program to provide an independent validation of portfolio quality. This independent review is intended to assess adherence to underwriting guidelines, proper credit analysis and documentation.  In addition, the loan review process is required to test the integrity, accuracy, and timeliness of account officer risk ratings and to test the effectiveness of the credit administration function's controls over the risk identification process.  Portfolio quality and risk rating accuracy will be evaluated during regularly scheduled portfolio reviews.  Risk Management is required to report all loan review findings to the quarterly joint meeting of the Audit Committee and Directors’ Loan Committee.

Related party loans.  In the ordinary course of business, the Company has granted loans to certain directors, executive officers, significant shareholders and their affiliates (collectively referred to as “related parties”). These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other unaffiliated persons, and do not involve more than normal credit risk or present other unfavorable features.  Activity in related party loans during 2010 and 2009 is presented in the following table:

	2010	2009
Balances at beginning of year	$28,429	$32,180
Advances	12,190	27,325
Repayments	(16,088)	(31,076)
Balances at end of year	$24,531	$28,429

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

Note 4.  Loans, continued

Nonaccrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. Loans will be placed on nonaccrual status automatically when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection.  In this case, the loan will continue to accrue interest despite its past due status.  When interest accrual is discontinued, all unpaid accrued interest is reversed and any payments received are applied to the outstanding principal balance. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Nonaccrual loans and an age analysis of past due loans, segregated by class of loans, were as follows:

In thousands	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90-Days Past Due and Still Accruing	Nonaccrual Loans
December 31, 2010
Commercial - Non Real Estate
Commercial & Industrial	$6	$-	$896	$902	$90,143	$91,045	$-	$1,873
Business Manager	-	-	-	-	1,762	1,762	-	-
Commercial Real Estate
Owner occupied	880	-	956	1,836	112,728	114,564	-	1,037
Income producing	29	-	662	691	131,960	132,651	474	969
Multifamily	-	-	140	140	14,901	15,041	-	140
Construction & Development
1 - 4 Family	-	679	-	679	17,154	17,833	-	-
Other	1,458	-	4,406	5,864	32,743	38,607	-	6,360
Farmland	-	-	-	-	1,426	1,426	-	-
Residential
Equity Lines	24	65	545	634	29,778	30,412	503	43
1 - 4 Family	878	112	2,986	3,976	87,309	91,285	1,265	1,820
Junior Liens	5	29	-	34	4,926	4,960	-	-
Consumer - Non Real Estate
Credit Cards	17	19	2	38	1,168	1,206	2	-
Other	43	3	-	46	3,456	3,502	-	-
Total	$3,340	$907	$10,593	$14,840	$529,454	$544,294	$2,244	$12,242

Nonaccrual loans totaled $28,568 and loans past due more than ninety days and still accruing totaled $24 as of December 31, 2009.

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $1,227 in 2010 and $689 in 2009.  There were no restructured loans as of December 31, 2010 and 2009.

Impaired Loans.  Impaired loans are identified by the Company as loans in which it is determined to be probable that the borrower will not make interest and principal payments according to the contract terms of the loan.  In determining impaired loans, our credit administration department reviews past-due loans, examiner classifications, Bank classifications, and a selection of other loans to provide evidence as to whether the loan is impaired.  All loans rated as substandard are evaluated for impairment by the Bank’s Allowances for Loan and Lease Losses (“ALLL”) Committee.  Once classified as impaired, the ALLL Committee individually evaluates the total loan relationship, including a detailed collateral analysis, to determine the reserve appropriate for each one.  Any potential loss exposure identified in the collateral analysis is set aside as a specific reserve (valuation allowance) in the allowance for loan lease losses.  If the impaired loan is subsequently resolved and it is determined the reserve is no longer required, the specific reserve will be taken back into income on the income statement for the period the determination is made.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

Note 4.  Loans, continued

Impaired loans as of December 31, 2010 are set forth in the following table:

In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate
Commercial & Industrial	$2,644	$3,676	$-	$2,293	$36
Business Manager	-	-	-	-	-
Commercial Real Estate
Owner occupied	12,301	12,310	-	12,553	705
Income producing	1,801	1,912	-	1,295	58
Multifamily	140	354	-	229	-
Construction & Development
1 - 4 Family	679	679	-	639	26
Other	4,610	6,241	-	9,773	-
Farmland	-	-	-	-	-
Consumer - Non Real Estate
Credit Cards	-	-	-	-	-
Other	20	20	-	22	1
Residential
Equity Lines	597	597	-	667	22
1st D/T	3,966	4,477	-	4,233	166
Junior Liens	21	21	-	22	1
Total loans with no allowance	$26,779	$30,287	$-	$31,726	$1,015

With an allowance recorded:
Commercial - Non Real Estate
Commercial & Industrial	1,029	1,045	16	1,168	73
Construction & Development
1 - 4 Family	3,388	3,863	463	5,341	179
Other	2,470	4,092	737	3,726	-
Residential
1st D/T	641	705	64	712	42
Total loans with an allowance	$7,528	$9,705	$1,280	$10,947	$294

Total:
Commercial – Non Real Estate	$3,673	$4,721	$16	$3,461	$109
Commercial Real Estate	$14,242	$14,576	$-	$14,077	$763
Construction & Development	$11,147	$14,875	$1,200	$19,479	$205
Consumer – Non Real Estate	$20	$20	$-	$22	$1
Residential	$5,225	$5,800	$64	$5,634	$231
Totals	$34,307	$9,992	$1,280	$42,673	$1,309

Cash basis interest income was $1.4 million in 2010.

Total impaired loans totaled $48.7 million as of December 31, 2009.  Impaired loans without a valuation totaled $29.3 million, impaired loans with a valuation totaled $19.4 million and the average recorded investment in impaired loans was $50.0 million in 2009.  Interest income recognized on impaired loans and cash basis interest income on impaired loans totaled $2.0 million in 2009.

Credit Quality Indicators. The Company categorizes loans and leases into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation,

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

Note 4.  Loans, continued

public information, and current economic trends, among other factors. This categorization is made on all commercial, commercial real estate and construction and development loans.  The Company analyzes loans and leases individually by classifying the loans and leases as to credit risk. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

Special Mention. Loans and leases classified as special mention, while still adequately protected by the borrower’s capital adequacy and payment capability, exhibit distinct weakening trends and/or elevated levels of exposure to external conditions. If left unchecked or uncorrected, these potential weaknesses may result in deteriorated prospects of repayment. These exposures require management’s close attention so as to avoid becoming undue or unwarranted credit exposures.

Substandard. Loans and leases classified as substandard are inadequately protected by the borrower’s current financial condition and payment capability or of the collateral pledged, if any. Loans and leases so classified have a well-defined weakness or weaknesses that jeopardize the orderly repayment of debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans and leases classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or orderly repayment in full, on the basis of current existing facts, conditions and values, highly questionable and improbable. Possibility of loss is extremely high, but because of certain important and reasonably specific factors that may work to the advantage and strengthening of the exposure, its classification as an estimate loss is deferred until its more exact status may be determined.  The Company’s practice is to charge-off the portion of the loan amount determined to be doubtful in the quarter that the determination is made if the repayment of the loan is collateral dependent.

Loss. Loans and leases classified as loss are considered to be non-collectible and of such little value that their continuance as bankable assets is not warranted. This does not mean the loan has absolutely no recovery value, but rather it is neither practical nor desirable to defer writing off the loan, even though partial recovery may be obtained in the future. Losses are taken in the period in which they surface as uncollectible.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans and leases is as follows:

Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial - Non Real Estate
Commercial & Industrial	$78,132	$6,637	$6,278	$-	$-
Business Manager	416	-	1,346	-	-
Commercial Real Estate
Owner occupied	88,985	4,248	21,508	-	-
Income producing	120,851	7,556	3,780	-	-
Multifamily	14,901	-	140	-	-
Construction & Development
1 - 4 Family	5,162	1,178	11,493	-	-
Other	18,708	749	19,149	-	-
Farmland	352	883	191	-	-
Totals	$327,507	$21,251	$63,885	$-	$-

Total:
Commercial - Non Real Estate	$78,548	$6,637	$7,624	$-	$-
Commercial Real Estate	$224,737	$11,804	$25,428	$-	$-
Construction & Development	$24,222	$2,810	$30,833	$-	$-
Totals	$327,507	$21,251	$63,885	$-	$-

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

Note 5.  Allowance for Loan Losses

All consumer-related loans, including residential real estate and non-real estate are evaluated and monitored based upon payment activity.  Once a consumer related loan becomes past due on a recurring basis, the Company will pull that loan out of the homogenized pool and evaluate it individually for impairment.  At this time, the consumer-related loan may be placed on the Company’s internal watch list and risk rated either special mention or substandard, depending upon the individual circumstances.

Risk Based on Payment Activity	Performing	Non-Performing
Residential
Equity Lines	$29,866	$546
1st D/T	88,200	3,085
Junior Liens	4,960	-
Consumer - Non Real Estate
Credit Cards	1,203	2
Other	3,502	-
Totals	$127,731	$3,633

Total:
Residential	$123,026	$3,631
Consumer	$4,705	$2

The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for possible loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans.

The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Company’s allowance for loan losses consists of three elements: (i) specific valuation allowances determined in accordance with accounting principles regarding receivables based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with accounting principles regarding contingencies based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances determined in accordance with accounting principles regarding contingencies based on general economic conditions and other qualitative risk factors both internal and external to the Company.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

Note 5.  Allowance for Loan Losses, continued

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans. When a loan is added to the internal watch list, the ALLL Committee analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, and economic conditions affecting the borrower’s industry, among other things.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans at the time they were charged-off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Company’s pools of similar loans include commercial and industrial loans, commercial real estate loans, construction and development loans, residential real estate loans, and consumer and other loans.  General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) levels and trends in credit quality; (ii) trends in the volume of loans; (iii) the experience, ability and effectiveness of the bank’s lending management and staff; (iv) local economic trends and conditions; (v) credit concentration risk; (vi) current industry conditions; (vii) real estate market conditions; (viii) and large relationship credit risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a “general allocation matrix” to determine an appropriate general valuation allowance.  Loans identified as losses by management, internal loan review and/or regulatory examiners are charged-off.

Changes in the total allowance for loan losses are as follows:

	2010	2009
Balance, beginning	$14,630	$7,592
Provision charged to expense	1,127	15,179
Recoveries of amounts charged off	183	46
Amounts charged off	(4,937)	(8,187)
Balance, ending	$11,003	$14,630

The following table details the 2010 ending balance in the allowance for possible loan losses by portfolio segment.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for credit losses:	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
2010
Commercial – Non Real Estate	$1,356	$16	$1,340
Commercial Real Estate	3,651	-	3,651
Construction/Development	3,806	1,200	2,606
Residential Real Estate	2,138	64	2,074
Consumer	52	-	52
Unallocated	-	-	-
Total	$11,003	$1,280	$9,723

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

Note 6.  Foreclosed Assets

The following table summarizes the activity in foreclosed assets:

	2010	2009
Balance, beginning of year	$2,513	$424
Additions	16,781	5,598
Capitalized items	400	30
Sales	(3,213)	(2,847)
Gain (loss)	(400)	(692)
Balance, end of year	16,081	2,513

Note 7.  Premises and Equipment

Components of premises and equipment and total accumulated depreciation and amortization as of December 31, 2010 and 2009 are as follows:

	2010	2009
Land and improvements	$2,704	$2,704
Buildings	4,168	4,156
Furniture, fixtures, and equipment	4,505	4,378
Leasehold improvements	1,448	1,448
Construction in progress	559	108
	13,384	12,794
Less accumulated depreciation	(5,648)	(5,052)
Premises and Equipment, net	$7,736	$7,742

Depreciation expense for the years ended December 31, 2010 and 2009 amounted to $680 and $743, respectively.

The Company currently leases its main office location under a non-cancelable operating lease and currently leases one additional branch location in the City of Roanoke.  The Company also has entered into a land lease for its South Roanoke office.  Rental expenses under operating leases were approximately $512 and $458 for 2010 and 2009 respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2010 were as follows:

Year	Amount
2011	$478
2012	478
2013	478
2014	477
2015	96
Total	$2,007

Note 8.  Time Deposits

At December 31, 2010 the approximate scheduled maturities of time deposits are as follows:

Three months or less	$76,528
Four to twelve months	92,449
One to three years	36,395
Over three years	5,896
Total	$211,268

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

Note 8.  Time Deposits, continued

The aggregate amount of time deposits in denominations of $100 or more at December 31, 2010 and 2009 was $105,853 and $140,354 respectively.

Note 9.  Borrowed Funds

Short-term debt
Short-term debt includes Federal Home Loan Bank of Atlanta advances that mature in 12 months or less, securities sold under agreements to repurchase, federal funds purchased and borrowings for the discount window generally maturing within one to seven days from the transaction date.  Short-term Federal Home Loan Bank of Atlanta advances totaled $5,000 and $20,000 at December 31, 2010 and 2009, respectively.  The $5,000 balance as of December 31, 2010 is comprised of one fixed rate credit that was borrowed in February 2001 and matures February 9, 2011.  It carries an annual interest rate of 4.97%.  At December 31, 2010, the Company had $17,000 available under short-term unsecured lines of credit and $80,485 available under short-term secured lines of credit.  Additional information is summarized below:

	2010	2009

Outstanding balance at December 31	$22,296	$41,304
Weighted average rate at December 31	2.25%	1.60%
Daily average outstanding during the period	$38,647	$38,596
Average rate for the period	2.50%	1.44%
Maximum outstanding at any month-end during the period	$43,667	$70,810

Securities with a fair market value of $25,644 and $45,190 collateralized securities sold under agreements to repurchase at December 31, 2010 and 2009, respectively.

Long-term debt
The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $43,000 as of December 31, 2010.  There is one convertible advance in the amount of $5,000, two convertible advances in the amount of $10,000 each, one fixed-rate advance in the amount of $13,000 and one fixed-rate credit in the amount of $5,000.  The Federal Home Loan Bank of Atlanta has the option to convert the one $5,000 convertible advance on the conversion date below, and on any quarterly interest payment date thereafter, with at least two business days notice.  If converted, this convertible advance will be converted into a 3-month London Interbank Offered Rate (“LIBOR”) based adjustable rate credit (“ARC”) at 3-month LIBOR.  The Federal Home Loan Bank of Atlanta has the option to convert the two $10,000 convertible advances on the conversion dates below, with at least two business days notice.  If converted, these advances will be converted into a 3-month LIBOR based adjustable rate credit at 3-month LIBOR plus or minus the then-current spread of such advance.  The following table provides more information on the outstanding advances as of December 31, 2010 and 2009:

LONG-TERM FEDERAL HOME LOAN BANK ADVANCES

Advance	Maturity	Conversion	Current	2010	2009
Date	Date	Date	Rate	Balance	Balance

Feb. 9, 2001	Feb. 9, 2011*	n/a	4.970%	$-	$5,000
June 29, 2006	June 29, 2016	n/a	5.030%	13,000	13,000
Nov. 9, 2006	Nov. 9, 2016	Quarterly	4.280%	5,000	5,000
Mar. 31, 2008	Mar. 29,2018	Mar. 29, 2011	2.625%	10,000	10,000
July 22, 2008	July 23,2018	July 25, 2011	3.530%	10,000	10,000
Nov. 20, 2009	Nov. 20,2012	n/a	1.972%	5,000	5,000

			TOTAL	$43,000	$48,000

* Included in short-term debt as of December 31, 2010.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

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

Valley Financial (VA) Statutory Trust III, a statutory business trust (“Trust III”) was created by the Company on December 15, 2006, at which time Trust III issued $5,000 in aggregate liquidation amount of $1 par value preferred capital trust securities which mature January 30, 2037.  Distributions are payable on the securities at a floating rate equal to the 3-month LIBOR plus 1.73%, and the securities may be prepaid at par by Trust III at any time after January 20, 2012.  The principal assets of Trust III are $5,155 of the Company’s junior subordinated debentures which mature on January 30, 2037, and bear interest at a floating rate equal to the 3-month LIBOR plus 1.73%, and which are callable by the Company after January 30, 2012.  All $155 in aggregation liquidation amount of Trust III’s common securities are held by the Company.

The preferred securities and common securities of all three trusts are included in the Company’s Tier 1 capital for regulatory capital adequacy purposes as they do not exceed 25% of the Company’s total Tier I capital excluding the securities.  The Company’s obligations with respect to the issuance of the preferred securities and common securities of both trusts constitute a full and unconditional guarantee by the Company of the trusts obligations with respect to the preferred securities and common securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on the trusts’ preferred trust securities and common securities.  In accordance with the terms of the Written Agreement, the Company has deferred interest payments on these debentures during 2010.  As a result of the Company’s adoption of generally accepted accounting standards related to business consolidations, all three Trusts’ common securities have been presented as a component of other assets.

Note 10. Fair Value of Financial Instruments

Fair Value of Financial Instruments

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability.  In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  Such valuation techniques are consistently applied.  Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability.  Generally accepted accounting principles regarding fair value measurements establish a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

Note 10. Fair Value of Financial Instruments, continued

Level 2:  Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3:  Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.  The determination of where an asset or liability falls in the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter and based on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter.  However, the Company expects changes in classifications between levels will be rare.

Securities:  Investment securities are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relaying on the securities’ relationship to other benchmark quoted securities.  Level 1 securities include those traded on nationally recognized securities exchanges, U.S. Treasury securities, and money market funds.  Level 2 securities include U.S. Agency securities, mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans:  The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed assets:  Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Subsequently, foreclosed assets are carried at net realizable value.  Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are summarized below:
In thousands	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale:
U.S. Government and federal agency	$6,820	$-	$6,820	$-
Government-sponsored enterprises	33,497	-	33,497	-
Mortgage-backed securities	90,342	-	90,342	-
State and political subdivisions	15,235	-	15,235	-
Total assets at fair value	$145,894	$-	$145,894	$-

Total liabilities at fair value	$-	$-	$-	$-

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

Note 10.  Fair Value of Financial Instruments, continued

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of December 31, 2010 are included in the table below:

In thousands	Total	Level 1	Level 2	Level 3
Impaired loans	$34,307	$-	$34,307	$-
Foreclosed assets	16,081	-	15,446	635
Total assets at fair value	$50,388	$-	$49,753	$635

Total liabilities at fair value	$-	$-	$-	$-

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

The methodologies for estimating fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.  The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the cash surrender value of life insurance policies.  The methodologies for other financial assets and liabilities are discussed below:

Loans:  For variable-rate loans that re-price frequently and with no significant changes in credit risk, fair values are based on carrying values.  The fair values for other loans were estimated using discounted cash flow analyses, using interest rates currently being offered.  An overall valuation adjustment is made for specific credit risks as well as general portfolio credit risk.

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

Short-term borrowings:  The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values.  Fair values of other short-term borrowings are estimated using discounted cash flow analyses on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Federal Home Loan Bank of Atlanta advances:  The fair values of the Company’s Federal Home Loan Bank of Atlanta advances are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Junior Subordinated Debentures:   The values of the Company’s junior subordinated debentures are variable rate instruments that reprice on a quarterly basis, therefore, carrying value is adjusted for the three month repricing lag in order to approximate fair value.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

Off-Balance-Sheet Financial Instruments:  The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2010 and 2009, the fair value of loan commitments and stand-by letters of credit was immaterial.

The carrying amounts and approximate fair values of the Company’s financial instruments are as follows at December 31, 2010 and 2009:

	2010		2009
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$4,318	$4,318	$8,179	$8,179
Interest-bearing deposits in banks	19,994	19,994	23,699	23,699
Securities available-for-sale	145,894	145,894	70,485	70,485
Securities held-to-maturity	7,634	7,868	11,991	12,246
Restricted equity securities	5,661	5,661	6,172	6,172
Loans, net	533,791	539,953	556,391	557,975
Bank owned life insurance	14,475	14,475	12,930	12,930

Financial liabilities
Total deposits	627,412	628,827	552,928	553,908
Short-term borrowings	17,296	17,296	21,304	21,304
Federal funds purchased	-	-	-	-
Federal Home Loan Bank Advances	48,000	51,232	68,000	71,403
Junior Subordinated Debentures	16,496	15,864	16,496	15,864

Note 11. Earnings (Loss) per Common Share

Basic earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the period.  The weighted average shares outstanding for the diluted earnings per common share computations were adjusted to reflect the assumed conversion of shares available under stock options.  The following table details the computation of basic and diluted earnings per share for each year ended December 31.

	Net Income (Loss) to Common Shareholders	Weighted Average Shares	Per Share Amount
Year Ended December 31, 2010
Basic earnings per common share	$2,534	4,680,251	$0.54
Effect of dilutive stock options		7,749
Effect of dilutive stock warrants		-
Diluted earnings per common share	$2,534	4,688,000	$0.54

Year Ended December 31, 2009
Basic loss per common share	$(6,633)	4,680,224	$(1.42)
Effect of dilutive stock options		-
Effect of dilutive stock warrants		-
Diluted loss per common share	$(6,633)	4,680,224	$(1.42)

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

Note 12.  Employee Benefit Plan

The Company has a defined contribution plan (the “Plan”) qualifying under IRS Code Section 401(k).  Eligible participants in the Plan can contribute up to the maximum percentage allowable not to exceed the dollar limit under IRS Code Section 401(k).  Employee contributions are matched by the Company based on 100 percent of the first three percent of an employee's contribution and 50 percent of employee contributions which exceed three percent but do not exceed six percent.  For the years ended December 31, 2010 and 2009, the Company contributed $238 and $238, to the Plan, respectively.

During 2002, the Company adopted a deferred compensation plan to provide future compensation to certain members of management.  Under plan provisions, payments projected to range from $27 to $245 are payable for 15 years certain, generally beginning at age 65.  The liability accrued for compensation deferred under the plan was $1,523 at December 31, 2010 and $1,444 at December 31, 2009.  Deferred compensation expense, an actuarially determined amount, was $128 during 2010 and $184 during 2009.  Assumed discount rate, rate of compensation increase, and expected after-tax long-term rate of return on plan assets were 7.25%, 5%, and 5%, respectively at December 31, 2010 and December 31, 2009.

The Company has purchased and is the beneficiary of life insurance policies that are indirectly related to funding of our employee benefit plans.  The cash value totaled approximately $14,475 and $12,930 at December 31, 2010 and 2009, respectively.

Note 13.  Shareholders’ Equity

On October 14, 2008, Treasury Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury would purchase equity stakes in certain banks and thrifts.  Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “Capital Purchase Program”), the Treasury would make $250 billion of capital available to U.S. financial institutions in the form of preferred stock (from the $700 billion authorized by the EESA).  In conjunction with the purchase of preferred stock, the Treasury would receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.  Secretary Paulson also announced that nine large financial institutions agreed to participate in the TARP Capital Purchase Program.

On December 12, 2008, as part of the Capital Purchase Program, the Company entered into a Letter Agreement and Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 16,019 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share, having a liquidation preference of $1,000 per share (the “Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 344,742 shares of the Company’s common stock, no par value per share (the “Common Stock”), at an initial exercise price of $6.97 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $16,019 in cash.  A value of $839 was assigned to the common stock warrants based on their relative fair value; accordingly, $15,180 was originally recorded to Series A Preferred Stock.  The discount will be accreted up to the $16,019 over five years.

The Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum. The Company may redeem the Preferred Stock during the first three years (i) upon obtaining the approval of the federal reserve or (ii) with the proceeds from a “Qualified Equity Offering” (as defined in the Purchase Agreement). After three years, the Company may, at its option, redeem the Preferred Stock at the liquidation amount plus accrued and unpaid dividends. The Preferred Stock is generally non-voting. Prior to December 12, 2011, unless the Company has redeemed the Preferred Stock or the Treasury has transferred the Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in certain circumstances specified in the Purchase Agreement.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

 Note 13.  Shareholders’ Equity, continued

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

Note 14.  Share Based Compensation

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

The Company has two share based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was approximately $173 for the year ended December 31, 2010, and $145 for the year ended December 31, 2009. The total recognized tax benefit related to the compensation expense was $0 for the years ended December 31, 2010 and December 31, 2009.

Stock Option Plans
The Company has a 2005 Key Employee Equity Award Plan (the 2005 Plan).  The 2005 Plan gives the Company flexibility in tailoring equity-based compensation awards for employees from time to time to the continuing objective of aligning employee incentives with the interests of shareholders as the Company grows and develops.  In addition to incentive and nonqualified stock options, the 2005 Plan permits the grant of restricted stock, stock appreciation rights and stock units to persons designated as “Key Employees”.  The 2005 Plan will remain in effect for ten years, subject to the right of the Board of Directors to terminate the 2005 Plan earlier, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. The maximum aggregate number of shares of the Company’s common stock (no par value) that may be issued pursuant to awards made under the Plan may not exceed 250,000.  Accordingly, 250,000 shares of authorized but unissued common stock are reserved for use in the 2005 Plan.  Within the maximum limits, the Plan specifies that stock appreciation rights may not be granted with respect to more than 500 shares per recipient (2,000 shares for a new employee recipient) per year; and restricted shares and stock units, respectively, may not be granted for more than 5,000 shares per year per recipient.  Under the 2005 Plan, there are 232,550 incentive stock shares and 64,015 restricted stock shares granted to officers and key employees currently outstanding.  There are 6,764 shares available for grant as of December 31, 2010.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

Note 14.  Share Based Compensation, continued

Additionally, the Company has a 1995 Incentive Stock Plan (the 1995 Plan) pursuant to which the Human Resources Committee of the Company’s Board of Directors may grant stock options to officers and key employees.  The 1995 Plan authorizes grants of options to purchase up to 311,850 shares (adjusted for stock splits) of the Company’s authorized but unissued common stock.  Under the 1995 Plan, there are options for 55,100 shares granted to officers and key employees currently outstanding and no shares available for grant as of December 31, 2010.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the volatilities of our trading history. The expected life is based on the average life of the options of 10 years and the weighted average vesting period of 5 years, and forfeitures are estimated based on the Company’s history. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the years ended December 31, 2010 and 2009.

	2010	2009
Expected dividend yield	3%	5%
Risk-free interest rate	2.86%	3.03%
Expected life of options (in years)	7.5 years	7.3 years
Expected volatility of stock price	42.1% - 50.6%	37.1% - 41.6%

Total stock-based compensation recognized as compensation expense on our consolidated statement of income is as follows:

	2010	2009
Option Grants	$91	$117
Restricted Stock Grants	82	28
Total Compensation Expense	$173	$145

As of December 31, 2010, there was $311 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees.  A maturity schedule of the unrecognized compensation cost (dollars in thousands) as of December 31, 2010 is as follows:

	2011	2012	2013	2014	2015	Total
Compensation Cost	$153	$113	$37	$7	$1	$311

As of December 31, 2010, the weighted average period for which unrecognized expense will be recognized is 1.7 years.  Total unrecognized compensation cost will be adjusted for future grants and future changes in estimated forfeitures.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

Note 14.  Share Based Compensation, continued

General Stock Option Information

A summary of option activity under the stock option plans during the years ended December 31, 2010 and 2009 is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Intrinsic Value of Options Exercised		Weighted Average Contractual Term
Balance 12/31/08	256,982	$8.79	$2.66		$302	5.97 years
Granted	29,600	3.19	0.89
Exercised	(1,400)	5.08	0.95		-
Forfeited	(2,900)	10.69	3.94
Expired	(44,432)	5.20	0.95
Authorized	-	-	-
Balance 12/31/09	237,850	$8.77	$2.76		$(125)	6.65 years
Granted	10,500	3.83	1.34
Exercised	-	-	-
Forfeited	(15,800)	10.24	3.47
Expired	-	-	-
Authorized	-	-	-
Balance at 12/31/10	232,550	8.44	2.64		-	5.78 years
Exercisable at 12/31/10	148,218	$9.55	$2.94	$	n/a	4.52 years

Cash received from option exercises under all share-based payment arrangements for the twelve-month periods ended December 31, 2010 and 2009 was $0 and $7, respectively.

Information regarding shares vested during the years ended December 31, 2010 and 2009 are as follows:

Year Ending	Number of Shares Vested	Total Fair Value of Shares Vested
December 31, 2010	33,270	$103
December 31, 2009	32,550	$118

Information regarding the stock options outstanding at December 31, 2010 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.02 - $5.85	68,300	5.48 years	$4.15	34,278	$4.91
$5.86 - $8.64	41,900	7.16 years	$6.16	20,300	$6.34
$8.65 - $11.44	43,550	6.07 years	$9.79	27,010	$10.09
$11.45 - $14.23	78,800	5.15 years	$12.64	66,630	$12.70
Totals	232,550	5.78 years	$8.44	148,218	$9.55

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

Note 14.  Share Based Compensation, continued

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2010 was $0 and $0, respectively.  The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2009 was $12 and $0, respectively.

A summary of the status of the Company’s non-vested options as of December 31, 2010 and 2009 and changes during the years then ended is presented below:

	Non-Vested Options Outstanding	Weighted Average Grant Date Fair Value

Non-vested options, 12/31/08	119,551	$3.24
Granted	29,600
Vested	(32,550)
Forfeited	(2,100)
Non-vested options, 12/31/09	114,501	$2.51
Granted	10,500
Vested	(33,270)
Forfeited	(7,399)
Non-vested options, 12/31/10	84,332	$2.13

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2010 and 2009 and changes during the years then ended is presented below:

	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Outstanding at 12/31/08	16,000	$6.00
Granted	14,000	$3.83
Forfeited	-	-
Outstanding at 12/31/09	30,000	$4.62
Granted	36,195	$4.05
Forfeited	(2,180)	$5.84
Outstanding at 12/31/10	64,015	$4.26

The fair value of each non-vested restricted stock grant is equal to the stock price on the date of grant and assumes the performance goals will be achieved.

Note 15.  Income Taxes

Purchased Tax Credits
The Company periodically invests in tax credits.  During the years ended December 31, 2010 and 2009, no tax credit investments were made.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

 Note 15.  Income Taxes, continued

Current and Deferred Income Tax Components
Total income tax expense (benefit) for the years ended December 31, 2010 and 2009 consists of the following:

	2010	2009
Current	$322	$(747)
Deferred	1,203	(2,516)
	$1,525	$(3,263)

Rate Reconciliation
Total income tax expense (benefit) differed from the "expected" amount computed by applying the U.S. Federal income tax rate of 34 percent to income before income taxes as a result of the following:

	2010	2009
Tax at statutory federal rate	$1,635	$(3,043)
Tax-exempt interest income	(191)	(174)
Tax-exempt interest disallowance	26	31
Cash surrender value of life insurance	(185)	(184)
Other	240	107
	$1,525	$(3,263)

Deferred Income Tax Analysis
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets
Allowance for loan losses	$3,705	$4,938
Federal tax credit	875	520
State tax credit	447	516
Net unrealized losses on available-for-sale securities	577	23
Interest income on nonaccrual loans	224	133
Alternative minimum tax carry-forward	93	-
Employee benefits	533	491
Total deferred tax assets	6,454	6,621

Deferred tax liabilities
Depreciation	(71)	(102)
Accretion of bond discount	(31)	(51)
Total deferred tax liabilities	(102)	(153)
Net deferred tax assets	$6,352	$6,468

No valuation allowance has been recorded because we believe that it is more likely than not that we will recognize the full benefit of the deferred tax asset shown above.  The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with generally accepted accounting standards for income tax purposes.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

Note 16.  Concentrations of Credit Risk

Concentrations of Credit Risk
The Bank grants commercial, residential and consumer loans to customers primarily in the Roanoke Valley area.  The Bank has a diversified loan portfolio which is not dependent upon any particular economic or industry sector.  As a whole, the portfolio could be affected by general economic conditions in the Roanoke Valley region.

A detailed composition of the Bank's loan portfolio is provided in the consolidated financial statements.  The Bank's commercial loan portfolio is diversified, with no significant concentrations of credit.  Commercial real estate loans are generally collateralized by the related property.  The residential real estate loan portfolio consists principally of loans collateralized by 1-4 family residential property.  The loans to individuals’ portfolio consists of consumer loans primarily for home improvements, automobiles, personal property and other consumer purposes.  These loans are generally collateralized by the related property.  Overall, the Bank's loan portfolio is not concentrated within a single industry or group of industries, the loss of any one or more of which would generate a materially adverse impact on the business of the Bank.

The Bank has established operating policies relating to the credit process and collateral in loan originations.  Loans to purchase real and personal property are generally collateralized by the related property.  Credit approval is principally a function of collateral and the evaluation of the creditworthiness of the borrower based on available financial information.

Note 17.  Commitments and Contingencies

The federal income tax returns of the Company for 2009 remain subject to examination by the IRS, generally for three years after they are filed. The Company will file its 2010 tax return by the legal filing deadline.

Litigation
The Bank was named a defendant in litigation filed by Ukrop’s Super Markets, Inc. (“Ukrop’s”) against the Bank in relation to a lease agreement with IMD Investment Group, LLC (“IMD”).  The litigation was filed in the Circuit Court for the City of Richmond, Virginia on or about July 22, 2010.  The suit alleges that pursuant to an August 31, 2009 Subordination, Attormment and Non-Disturbance Agreement (the “SNDA”) between Ukrop’s and the Bank, when the Bank foreclosed on the Deed of Trust, it automatically succeeded to the position of IMD under the lease between IMD and Ukrop’s and became responsible for any alleged breaches of that lease by IMD.  Ukrop’s is requesting monetary damages in an amount of approximately $8.7 million as a result of IMD’s alleged breach of contract.  At this time, the Bank disputes Ukrop's allegations and believes that they are without merit.  The Bank intends to vigorously defend itself.

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

	2010	2009
Commitments to extend credit	$112,351	$135,769
Standby letters of credit	12,312	14,052
Total	$124,663	$149,821

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

 Note 17.  Commitments and Contingencies, continued

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  These guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions.  Unless renewed, substantially all of the Bank's standby credit commitments at December 31, 2010 will expire within one year.  Management does not anticipate any material losses as a result of these transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Derivative Financial Instruments
For asset/liability management purposes, we may use interest rate swap agreements to hedge interest rate risk exposure to declining rates.  Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flow of the items being hedged.  At December 31, 2010 and 2009 the Company did not have any derivative agreements related to interest rate hedging in place.

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

Note 18.  Regulatory Matters

Regulatory Agreement
On September 30, 2010, the Company and the Bank entered into a written agreement (“Written Agreement”) with the FRB of Richmond (the “Reserve Bank”).  Under the terms of the Written Agreement, the Bank agreed to develop and submit to the Reserve Bank for approval written plans to, among other matters, strengthen credit risk management policies, revise its contingency funding plan, and improve the Bank’s earnings and overall condition.

The Company has submitted all plans required pursuant to the terms of the agreement and provides updates to these plans on a regular basis.  Additionally, both the Company and the Bank have agreed to maintain sufficient capital and to refrain from declaring or paying dividends without prior regulatory approval.  The Company has agreed that it will not make any other form of payment representing a reduction in Bank’s capital or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior regulatory approval.  The Company also has agreed not to incur, increase or guarantee any debt or to purchase or redeem any shares of its stock without prior regulatory approval.

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

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

Note 18.  Regulatory Matters, continued

Dividends
The Company's principal source of funds for dividend payments is dividends received from the Bank.  The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by state law, regulations and policies.  A state bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand.  Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in-capital of the bank.  As of December 31, 2010 and 2009, the amount available for payment of dividends was $24,035 and $20,142 respectively.

Pursuant to the terms of the Written Agreement, prior approval must be obtained from the Reserve Bank before any distributions can be made on its Preferred Stock, any interest payments can be made on its Trust Preferred Securities, and any common dividends can be declared.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2010 and 2009 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2010 and 2009, the Company and the Bank were categorized as “well capitalized” as defined by applicable regulations.  To be categorized as “well capitalized”, the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since that date that management believes have changed the Company's or the Bank's category.  The Company's and the Bank's actual capital amounts and ratios are also presented in the table below.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

Note 18.  Regulatory Matters, continued

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

2010
Total Capital (to Risk Weighted Assets):
Consolidated	$78,423	13.4%	$46,918	8.0%	n/a	n/a
Valley Bank	$72,031	12.3%	$46,783	8.0%	$58,479	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$71,047	12.1%	$23,459	4.0%	n/a	n/a
Valley Bank	$64,674	11.1%	$23,392	4.0%	$35,087	6.0%
Tier 1 Capital - Leverage (to Average Assets):
Consolidated	$71,047	9.1%	$31,372	4.0%	n/a	n/a
Valley Bank	$64,674	8.3%	$31,293	4.0%	$39,117	5.0%

2009
Total Capital (to Risk Weighted Assets):
Consolidated	$74,871	13.0%	$46,055	8.0%	n/a	n/a
Valley Bank	$68,003	11.9%	$45,790	8.0%	$57,237	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$67,583	11.7%	$23,027	4.0%	n/a	n/a
Valley Bank	$60,781	10.6%	$22,895	4.0%	$34,342	6.0%
Tier 1 Capital - Leverage (to Average Assets):
Consolidated	$67,583	9.4%	$28,896	4.0%	n/a	n/a
Valley Bank	$60,781	8.5%	$28,734	4.0%	$35,918	5.0%

Inter-company transactions
Legal lending limits on loans by the Bank to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers.  Generally, a bank may lend up to 10% of its capital and surplus to its parent, if the loan is secured.  If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan.  If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers' acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply.  Under this definition, the legal lending limit for the Bank on loans to the Company was $11.4 million and $11.0 million at December 31, 2010 and December 31, 2009, respectively.  There was one loan from the Bank to the Company totaling $3.4 million at December 31, 2009 and no loans from the bank to the Company at December 31, 2010.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

Note 19.  Parent Company Financial Information

Condensed Balance Sheets
	2010	2009
Assets
Cash	$5,037	$2,115
Loans, net of allowance for loan losses of $0 at December 31, 2010 and $2,015 at December 31, 2009	1,448	6,879
Investment in bank subsidiary, at equity	63,555	60,737
Investment in non-bank subsidiaries	496	496
Other assets	215	29
Total assets	$70,751	$70,256
Liabilities
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	$16,496	$16,496
Other liabilities	327	2,221
Total liabilities	16,823	18,717
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; issued and outstanding 16,019 shares in 2010 and 2009, respectively	15,494	15,336
Common stock no par value; 10,000,000 shares authorized; issued and outstanding 4,680,251 shares 2010 and 2009, respectively	23,542	23,369
Retained earnings	16,011	12,878
Accumulated other comprehensive loss	(1,119)	(44)
Total shareholders’ equity	53,928	51,539
Total liabilities and shareholders’ equity	$70,751	$70,256

Condensed Statements of Operations
	2010	2009
Income
Interest income	$59	$255
Expenses
Interest expense on balance due to non-bank subsidiaries	376	475
Provision for loan losses	-	1,962
Other expenses	290	268
Total Expenses	666	2,705
Loss before income taxes and equity in undistributed net income (loss) of subsidiary	(607)	(2,450)
Income tax benefit	207	833
Loss before equity in undistributed net income (loss) of subsidiary	(400)	(1,617)
Equity in undistributed net income (loss) of subsidiary	3,893	(4,069)
Net income (loss)	$3,493	$(5,686)
Preferred dividends and accretion of discount on warrants	959	947
Net income (loss) to common shareholders	$2,534	$(6,633)

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009
(In thousands, except share data)

Note 19.  Parent Company Financial Information, continued

Condensed Statements of Cash Flows
	2010	2009
Cash flows from operating activities
Net income (loss)	$3,493	$(5,686)
Adjustments to reconcile net income (loss) to net cash and cash equivalents (used in) provided by operating activities:
Equity in undistributed net (income) loss of subsidiary	(3,893)	4,069
Provision for loan and lease losses	-	1,962
Stock compensation expense	173	145
(Increase) decrease in other assets	(186)	1
Increase (decrease) in other liabilities	1,505	(1,736)
Net cash and cash equivalents (used in) provided by operating activities	1,092	(1,245)
Cash flows from investing activities
(Increase) decrease in loans, net	5,430	(3,531)
Investment in bank subsidiary	-	(14,500)
Net cash and cash equivalents (used in) provided by investing activities	5,430	(18,031)
Cash flows from financing activities
Net proceeds from subsidiaries	(3,400)	3,400
Net proceeds from issuance of common stock	-	(7)
Cash dividends paid	(200)	(1,257)
Net cash and cash equivalents (used in) provided by financing activities	(3,600)	2,136
Net increase / (decrease) in cash and cash equivalents	2,922	(17,140)
Cash and cash equivalents at beginning of year	2,115	19,255
Cash and cash equivalents at end of year	$5,037	$2,115

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

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2010 based on the framework set forth in "Internal Control - Integrated Framework" issued by the

Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management concluded that, as of December 31, 2010, Valley Financial Corporation’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Item 9B.  Other Information

None.

PART III.

Item 10.  Directors and Executive Officers.

The information required by Items 401, 405, and 406 of Regulation S-K is set forth under the captions “Information Concerning Directors and Nominees”, “Certain Relationships and Related Transactions”, “Audit Committee Information”, “Nominating Committee”, “Audit Committee Financial Expert”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Code of Ethics” of the Company’s 2011 Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by Item 402 of Regulation S-K is set forth under the caption “Executive Compensation” of the Company’s 2011 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by Items 201(d) and 403 of Regulation S-K is set forth under the caption “Security Ownership of Certain Beneficial Owners” of the Company’s 2011 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-K is set forth under the caption “Certain Relationships and Related Transactions” of the Company’s 2011 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information required by item 9(e) of Schedule 14A is set forth under the caption “Audit Committee Information” of the Company’s 2011 Proxy Statement and is incorporated herein by reference.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report and can be found on our Company website at www.myvalleybank.com:
1.	Financial Statements: The flowing financial statements, notes and Independent Auditors’ Report may be found in Item 8 of this Form 10-K.

Independent Auditors’ Report.

Consolidated Balance Sheets as of December 31, 2010 and 2009.

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2010 and 2009.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 17, 2011.

Valley Financial Corporation

By:	/s/ Ellis L. Gutshall
Ellis L. Gutshall
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities indicated as of March 17, 2011.

Signature	Title
/s/ Ellis L. Gutshall (Ellis L. Gutshall)	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Kimberly B. Snyder (Kimberly B. Snyder)	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Abney S. Boxley, III * (Abney S. Boxley, III)	Director
/s/ William D. Elliot * (William D. Elliot)	Director
/s/ James S. Frantz, Jr. (James S. Frantz, Jr.)	Director
/s/ Mason Haynesworth * (Mason Haynesworth)	Director
/s/ Eddie F. Hearp * (Eddie F. Hearp)	Director
/s/ Anna L. Lawson * (Anna L. Lawson)	Director
/s/ Barbara B. Lemon * (Barbara B. Lemon)	Director
/s/ Samuel L. Lionberger, Jr. * (Samuel L. Lionberger, Jr.)	Director
/s/ George W. Logan * (George W. Logan)	Chairman, Director
/s/ Geoffrey M. Ottaway * (Geoffrey M. Ottaway)	Director
/s/ John W. Starr * (John W. Starr)	Director
/s/ Ward W. Stevens * (Ward W. Stevens)	Director
/s/ *Edward B. Walker* (Edward B. Walker)	Director
* By: /s/ Kimberly B. Snyder (Kimberly B. Snyder) (Attorney in Fact)

INDEX TO EXHIBITS

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Form 10-K filed March 26, 2010, File No. 33-77568).

3.2	Articles of Amendment with respect to the Preferred Stock (incorporated herein by reference to Exhibit No. 3.1 of Form 8-K filed December 15, 2008, File No. 33-77568).

3.3	Bylaws as amended and restated September 30, 2010 (incorporated herein by reference to Exhibit 3.1 of Form 8-K, filed October 1, 2010, File No. 33-77568).

4.1	Form of Certificate for the Preferred Stock (incorporated herein by reference to Exhibit No. 4.1 of Form 8-K filed December 15, 2008, File No. 33-77568).

4.2	Warrant for Purchase of Shares of Preferred Stock (incorporated herein by reference to Exhibit No. 4.2 of Form 8-K filed December 15, 2008, File No. 33-77568).

10.1	Written Agreement between the Federal Reserve Bank of Richmond and the Company (incorporated herein by reference to Exhibit 10.1 of Form 8-K, filed October 6, 2010, File No. 33-77568).

10.2
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

*10.4
Form of Letter Agreement by and between the Senior Executive Officers and Valley Financial Corporation (incorporated herein by reference to Exhibit No. 10.3 of Form 8-K filed December 15, 2008, File No. 33-77568).

*10.5
Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis Gutshall (incorporated herein by reference to Exhibit 10.16 of Form 10-QSB filed November 14, 2003, File No. 33-77568).

*10.6
Insurance Transfer Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.20 of Form 10-KSB filed March 30, 2004, File No. 33-77568).

*10.7
Amended Employment Agreement between the Company and Mr. Ellis L. Gutshall, President and Chief Executive Officer (incorporated herein by reference to Exhibit 10.1 of Form 10-Q, filed November 13, 2008, File No. 33-77568).

*10.8
Employment Agreement between the Company and Ms. Kimberly B. Snyder, Executive Vice President and Chief Financial Officer (incorporated herein by reference to Exhibit 10.2 of Form 10-Q, filed November 13, 2008, File No. 33-77568).

*10.9
Split-Dollar Insurance Agreement between the Company and Ms. Kimberly B. Snyder, Executive Vice President and Chief Financial Officer (incorporated herein by reference to Exhibit 10.3 of Form 10-Q, filed November 13, 2008, File No. 33-77568).

*10.10	Form of Amended Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.5 of Form 10-Q, filed November 13, 2008, File No. 33-77568).

*10.11	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.20 of Form 10-K, filed March 27, 2009, File No. 33-77568).

*10.12	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.21 of Form 10-K, filed March 27, 2009, File No. 33-77568).

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

*10.16
Amendment to Employment Agreement effective December 12, 2008, by and between the Company and Kimberly B. Snyder, Executive Vice President and Chief Financial Officer (incorporated herein by reference to Exhibit 10.2 of Form 8-K, filed March 19, 2009, File No. 33-77568).

*10.17	Valley Financial Corporation 2005 Key Employee Equity Award Plan (incorporated herein by reference to Exhibit 4.2 of Form S-8, filed June 30, 2005, File No. 333-126298).

*10.18	Valley Financial Corporation 1995 Incentive Stock Plan (incorporated herein by reference to Exhibit 4.2 of Form S-8, filed September 22, 2000, File No. 333-46488).

*10.19	Form of Restricted Stock Award Agreement between the Company and Mr. Ellis L. Gutshall, President and CEO (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Elliot Davis, LLC (filed herewith).

24	Power of Attorney (filed herewith).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer and Chief Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	TARP Chief Executive Officer Certification (filed herewith).

99.2	TARP Chief Financial Officer Certification (filed herewith).