Form 10-Q
period 2011-03-31
VALLEY FINANCIAL CORP /VA/
filed 2011-05-11
CIK 921590

o

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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
                                                                                                                                                                                                                                                                                                 Yes  ☐  No ☒

At May 11, 2011, 4,697,256 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION
FORM 10-Q
March 31, 2011

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

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements.
VALLEY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In 000s, except share and share data)

	(Unaudited) 3/31/11	(Audited) 12/31/10
Assets
Cash and due from banks	$5,651	$4,318
Interest-bearing deposits in banks	63,450	19,994
Total cash and cash equivalents	69,101	24,312

Securities available-for-sale	143,073	145,894
Securities held-to-maturity (fair value: 3/31/11: $6,906 ; 12/31/10: $7,868)	6,640	7,634
Restricted equity securities	5,661	5,661
Loans, net of allowance for loan losses, 3/31/11: $10,500 ; 12/31/10: $11,003	525,558	533,291
Foreclosed assets	15,887	16,081
Premises and equipment, net	7,709	7,736
Bank owned life insurance	14,618	14,475
Accrued interest receivable	2,555	2,274
Other assets	8,601	10,230
Total assets	$799,403	$767,588

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$17,039	$17,768
Interest-bearing deposits	639,706	609,644
Total deposits	656,745	627,412

Federal funds purchased and securities sold under agreements to repurchase	17,558	17,296
Short-term borrowings	15,000	5,000
Long-term borrowings	33,000	43,000
Junior subordinated debentures	16,496	16,496
Accrued interest payable	1,017	1,058
Other liabilities	3,762	3,398
Total liabilities	743,578	713,660

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; 16,019 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	15,535	15,494
Common stock, no par value; 10,000,000 shares authorized; 4,697,256 shares issued and outstanding at March 31, 2011 and 4,680,251 shares issued and outstanding at December 31, 2010	23,598	23,542
Retained earnings	17,071	16,011
Accumulated other comprehensive loss	(379)	(1,119)
Total shareholders’ equity	55,825	53,928
Total liabilities and shareholders’ equity	$799,403	$767,588
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In 000s, except share and per share data)

	Three Months Ended
	3/31/11	3/31/10
Interest Income:
Interest and fees on loans	$7,051	$7,331
Interest on securities–taxable	1,013	716
Interest on securities-nontaxable	160	121
Interest on deposits in banks	19	19
Total interest income	8,243	8,187
Interest Expense:
Interest on deposits	1,794	2,428
Interest on short-term borrowings	33	258
Interest on long-term borrowings	396	423
Interest on junior subordinated debentures	93	89
Interest on federal funds purchased and securities sold
under agreements to repurchase	11	11
Total interest expense	2,327	3,209
Net interest income	5,916	4,978
Provision for loan losses	(436)	208
Net interest income after provision for loan losses	6,352	4,770

Noninterest Income:
Service charges on deposit accounts	331	307
Income earned on bank owned life insurance	143	134
Mortgage fee income	67	16
Brokerage fee income, net	55	59
Realized gain on sale of securities	14	-
Other income	31	21
Total noninterest income	641	537

Noninterest Expense:
Compensation expense	2,347	1,985
Occupancy and equipment expense	393	397
Data processing expense	273	282
Advertising and marketing expense	79	117
Insurance expense	1,047	362
Audit expense	61	64
Legal expense	303	88
Franchise tax expense	124	123
Deposit expense	104	93
Loan expense	53	78
Computer software expense	89	97
Consulting expense	97	99
Foreclosed asset expense, net	199	78
Other expense	289	322
Total noninterest expense	5,458	4,185
Income before income taxes	1,535	1,122

Income tax expense	434	274
Net income	$1,101	$848
Preferred dividends and accretion of discounts on warrants	242	239
Net income available to common shareholders	$859	$609

Earnings per share
Basic earnings per common share	$0.18	$0.13
Diluted earnings per common share	$0.18	$0.13
Weighted average shares outstanding	4,688,286	4,680,251
Diluted average shares outstanding	4,714,961	4,685,799
Dividends declared per common share	$-	$-

See accompanying notes to the consolidated financial statements

VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In 000s, except share and per share data)

	Three Months Ended
	3/31/11	3/31/10
Cash flows from operating activities
Net income	$1,101	$848
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	(436)	208
Depreciation and amortization of bank premises, equipment and software	186	206
Stock compensation expense	56	46
(Increase) decrease in deferred income tax	432	(113)
Net gains on sale of securities	(14)	-
Net (gains) losses on foreclosed and repossessed assets	88	(18)
Net losses on equipment disposals	23	5
Net amortization of bond premiums/discounts	380	159
(Increase) decrease in unearned loan fees	1	(28)
(Increase) decrease in accrued interest receivable	(281)	22
(Increase) decrease in other assets	1,177	(420)
Increase in value of life insurance contracts	(143)	(134)
Decrease in accrued interest payable	(41)	(717)
Increase in other liabilities	364	1,947
Net cash and cash equivalents provided by operating activities	2,893	2,011

Cash flows from investing activities
Purchases of bank premises, equipment and software	(162)	(79)
Purchases of securities available-for-sale	(12,897)	(14,829)
Proceeds from sales/calls/paydowns/maturities of securities available-for-sale	16,091	9,119
Proceeds from sales/calls/paydowns/maturities of securities held-to-maturity	995	503
Proceeds from sale of foreclosed and repossessed assets	1,708	76
Capitalized costs related to foreclosed assets	-	(398)
Decrease in loans, net	6,566	1,754
Net cash and cash equivalents provided by / (used in) investing activities	12,301	(3,854)

Cash flows from financing activities
Increase (decrease) in non-interest bearing deposits	(729)	3,159
Increase in interest bearing deposits	30,062	22,379
Proceeds from short-term borrowings	15,000	-
Principal repayments of short-term borrowings	(5,000)	-
Principal repayments of long-term borrowings	(10,000)	-
Increase (decrease) in securities sold under agreements to repurchase	262	(3,336)
Cash dividends paid	-	(200)
Net cash and cash equivalents provided by financing activities	29,595	22,002
Net increase in cash and cash equivalents	44,789	20,159

Cash and cash equivalents at beginning of year	24,312	31,878
Cash and cash equivalents at end of year	$69,101	$52,037

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,368	$3,926
Cash paid during the period for income taxes	$-	$-

Noncash financing and investing activities
Transfer of loans to foreclosed property	$1,602	$405
Reclassification of borrowings from long-term to short-term	$-	$5,000

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2011 (Unaudited)
(In thousands, except share and per share data)

Note 1.  Organization and Summary of Significant Accounting Policies

Valley Financial Corporation (the "Company") was incorporated under the laws of the Commonwealth of Virginia on March 15, 1994, primarily to serve as a holding company for Valley Bank (the "Bank"), which opened for business on May 15, 1995. The Company's fiscal year end is December 31.

The consolidated financial statements of the Company conform to generally accepted accounting principles and to general banking industry practices. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the consolidated financial statements herein have been included. The consolidated financial statements herein should be read in conjunction with the Company's 2010 Annual Report on Form 10-K.

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

Note 2.  Securities

The carrying values, unrealized gains, unrealized losses, and approximate fair values of available-for-sale and held-to-maturity investment securities at March 31, 2011 are shown in the tables below. As of March 31, 2011, investments (including both available-for-sale and held-to-maturity) and restricted equity securities with amortized costs and fair values of $72,874 and $73,109 respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale (“AFS”) as of March 31, 2011 and December 31, 2010 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
March 31, 2011
U.S. Government and federal agency	$6,669	$90	$(145)	$6,614
Government-sponsored enterprises	41,694	14	(883)	40,825
Mortgage-backed securities	69,734	551	(414)	69,871
Collateralized mortgage obligations	10,165	370	(1)	10,534
States and political subdivisions	15,385	137	(293)	15,229
	$143,647	$1,162	$(1,736)	$143,073

December 31, 2010
U.S. Government and federal agency	$6,892	$71	$(143)	$6,820
Government-sponsored enterprises	34,695	-	(1,198)	33,497
Mortgage-backed securities	76,724	376	(889)	76,211
Collateralized mortgage obligations	13,599	533	(1)	14,131
States and political subdivisions	15,680	93	(538)	15,235
	$147,590	$1,073	$(2,769)	$145,894

* Such as FNMA, FHLMC and FHLB.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity (“HTM”) as of March 31, 2011 and December 31, 2010 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
March 31, 2011
Mortgage-backed securities	$479	$27	$-	$506
Collateralized mortgage obligations	3,400	189	-	3,589
States and political subdivisions	2,761	78	(28)	2,811
	$6,640	$294	$(28)	$6,906
December 31, 2010
Mortgage-backed securities	$573	$30	$-	$603
Collateralized mortgage obligations	3,707	152	-	3,859
States and political subdivisions	3,354	85	(33)	3,406
	$7,634	$267	$(33)	$7,868

The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $3,135 and $3,307 as of March 31, 2011.  The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $4,392 and $4,561 as of December 31, 2010.

The following table presents the maturity ranges of securities available-for-sale and held-to-maturity as of March 31, 2011 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION

	Available for Sale			Held to Maturity
In thousands	Amortized Costs	Fair Value	Yield	Amortized Costs	Fair Value	Yield
U.S. Government and federal agency:
Within one year	$15	$15	5.86%	$-	$-	-
After one but within five years	200	202	1.38%	-	-	-
After five but within ten years	5,065	5,058	3.44%	-	-	-
After ten years	1,389	1,339	4.10%	-	-	-
Government-sponsored enterprises:
After five but within ten years	8,998	8,835	4.06%	-	-	-
After ten years	32,696	31,990	4.85%	-	-	-
Obligations of states and subdivisions:
After one but within five years	-	-	-	599	630	3.90%
After five but within ten years	1,280	1,304	4.66%	1,104	1,128	4.93%
After ten years	14,105	13,925	6.25%	1,058	1,053	6.72%
Mortgage-backed securities	69,734	69,871	2.87%	479	506	4.31%
Collateralized mortgage obligations	10,165	10,534	3.87%	3,400	3,589	5.56%
Total	$143,647	$143,073		$6,640	$6,906

Total Securities by Maturity Period *
Within one year	$15	$15		$-	$-
After one but within five years	$200	$202		$599	$630
After five but within ten years	$15,343	$15,197		$1,104	$1,128
After ten years	$48,190	$47,254		$1,058	$1,053
Mortgage-backed securities	$69,734	$69,871		$479	$506
Collateralized mortgage obligations	$10,165	$10,534		$3,400	$3,589
Total by Maturity Period	$143,647	$143,073		$6,640	$6,906

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

The following tables detail unrealized losses and related fair values in the Bank’s available-for-sale and held-to-maturity investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2011 and December 31, 2010, respectively.

Temporarily Impaired Securities in AFS Portfolio

In thousands	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2011	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$4,258	$(145)	$-	$-	$4,258	$(145)
Government-sponsored enterprises*	33,813	(883)	-	-	33,813	(883)
Mortgage-backed securities	34,947	(414)	21	(1)	34,968	(415)
State and political subdivisions	9,617	(286)	666	(7)	10,283	(293)
Total	$82,635	$(1,728)	$687	$(8)	$83,322	$(1,736)

December 31, 2010
US Government and federal agency	$4,336	$(143)	$-	$-	$4,336	$(143)
Government-sponsored enterprises*	30,496	(1,198)	-	-	30,496	(1,198)
Mortgage-backed securities	44,768	(889)	23	(1)	44,791	(890)
State and political subdivisions	11,887	(538)	-	-	11,887	(538)
Total	$91,487	$(2,768)	$23	$(1)	$91,510	$(2,769)

Temporarily Impaired Securities in HTM Portfolio

In thousands	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2011	Value	Losses	Value	Losses	Value	Losses
State and political subdivisions	$237	$(28)	$-	$-	$237	$(28)
Total	$237	$(28)	$-	$-	$237	$(28)

December 31, 2010
State and political subdivisions	$230	$(33)	$-	$-	$230	$(33)
Total	$230	$(33)	$-	$-	$230	$(33)

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based upon this evaluation at March 31, 2011, there are three securities in the portfolio with unrealized losses for a period greater than 12 months.  We have analyzed each individual security for Other Than Temporary Impairment (“OTTI”) purposes by reviewing delinquencies, loan-to-value ratios, and credit quality and concluded that all unrealized losses presented in the tables above are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

Note 3.  Loans

The major components of loans in the consolidated balance sheets at March 31, 2011 and December 31, 2010 are as follows:

	3/31/11	12/31/10

Commercial	$91,753	$92,809
Real estate:
Construction and land development	55,030	57,865
Residential, 1-4 families	126,497	126,657
Commercial real estate	257,762	261,969
Consumer	4,729	4,707
Deferred loan fees	287	287
	536,058	544,294

Allowance for loan losses	(10,500)	(11,003)
Net Loans	$525,558	$533,291

Substantially all one-four family residential and commercial real estate loans collateralize the line of credit available from the Federal Home Loan Bank and substantially all commercial and construction loans collateralize the line of credit with the Federal Reserve Bank of Richmond Discount Window.  The aggregate amount of deposit overdrafts that have been reclassified as loans and included in the consumer category in the above table as of March 31, 2011 and December 31, 2010 was $88 and $102, respectively.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate market or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus income producing loans. At March 31, 2011, approximately 44% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties and 51% was secured by income-producing properties.

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

Nonaccrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. Loans will be placed on nonaccrual status automatically when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection.  In this case, the loan will continue to accrue interest despite its past due status.  When interest accrual is discontinued, all unpaid accrued interest is reversed and any payments received are applied to the outstanding principal balance. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Nonaccrual loans and an age analysis of past due loans, segregated by class of loans, were as follows:

In thousands	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due and Accruing	Non-accruals	Current and Accruing	Total Loans
March 31, 2011
Commercial - Non Real Estate
Commercial & Industrial	$1,174	$-	$-	$1,174	$1,892	$87,706	$90,772
Business Manager	-	-	-	-	561	420	981
Commercial Real Estate
Owner occupied	1,990	-	-	1,990	1,034	109,172	112,196
Income producing	-	-	-	-	808	129,826	130,634
Multifamily	-	-	-	-	140	14,792	14,932
Construction & Development
1 - 4 Family	-	-	679	679	-	20,595	21,274
Other	-	-	1,457	1,457	5,577	25,300	32,334
Farmland	-	-	-	-	-	1,422	1,422
Residential
Equity Lines	732	75	-	807	-	29,693	30,500
1 - 4 Family	964	-	-	964	1,749	88,232	90,945
Junior Liens	74	-	-	74	50	4,928	5,052
Consumer - Non Real Estate
Credit Cards	2	3	4	9	-	1,187	1,196
Other	28	-	-	28	-	3,505	3,533
Total	$4,964	$78	$2,140	7,182	$11,811	$516,778	$535,771

December 31, 2010
Commercial - Non Real Estate
Commercial & Industrial	$6	$-	$-	$6	$1,873	$89,166	$91,045
Business Manager	-	-	-	-	-	1,762	1,762
Commercial Real Estate
Owner occupied	880	-	-	880	1,037	112,647	114,564
Income producing	29	-	474	503	969	131,179	132,651
Multifamily	-	-	-	-	140	14,901	15,041
Construction & Development
1 - 4 Family	-	679	-	679	-	17,154	17,833
Other	1,458	-	-	1,458	6,360	30,789	38,607
Farmland	-	-	-	-	-	1,426	1,426
Residential
Equity Lines	24	65	503	592	43	29,777	30,412
1 - 4 Family	878	112	1,265	2,255	1,820	87,210	91,285
Junior Liens	5	29	-	34	-	4,926	4,960
Consumer - Non Real Estate
Credit Cards	17	19	2	38	-	1,168	1,206
Other	43	3	-	46	-	3,456	3,502
Total	$3,340	$907	$2,244	$6,491	$12,242	$525,561	$554,294

Nonaccrual loans totaled $29.7 million and loans past due more than ninety days and still accruing totaled $4 thousand as of March 31, 2010.

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $152 during the quarter ended March 31, 2011, $1,227 during the year ended December 31, 2010 and $418 during the quarter ended March 31, 2010.  There was one restructured loan totaling $224 at March 31, 2011 and no restructured loans at March 31, 2010.

Impaired Loans.  Impaired loans are identified by the Company as loans in which it is determined to be probable that the borrower will not make interest and principal payments according to the contract terms of the loan.  In determining impaired loans, our credit administration department reviews past-due loans, examiner classifications, Bank classifications, and a selection of other loans to provide evidence as to whether the loan is impaired.  All loans rated as substandard are evaluated for impairment by the Bank’s Allowances for Loan and Lease Losses (“ALLL”) Committee.  Once classified as impaired, the ALLL Committee individually evaluates the total loan relationship, including a detailed collateral analysis, to determine the reserve appropriate for each one.  Any potential loss exposure identified in the collateral analysis is set aside as a specific reserve (valuation allowance) in the allowance for loan lease losses.  If the impaired loan is subsequently resolved and it is determined the reserve is no longer required, the specific reserve will be taken back into income on the income statement for the period the determination is made.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans as of March 31, 2011 and December 31, 2010 are set forth in the following table:

In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2011
With no related allowance:
Commercial - Non Real Estate
Commercial & Industrial	$2,626	$2,954	$-	$3,978	$10
Business Manager	-	-	-	-	-
Commercial Real Estate
Owner occupied	12,098	12,108	-	12,192	172
Income producing	808	830	-	1,004	-
Multifamily	140	354	-	354	-
Construction & Development
1 - 4 Family	-	-	-	-	-
Other	3,827	3,964	-	4,639	-
Farmland	-	-	-	-	-
Consumer - Non Real Estate
Credit Cards	-	-	-	-	-
Other	-	-	-	-	-
Residential
Equity Lines	75	75	-	75	-
1st D/T	2,129	2,643	-	4,309	23
Junior Liens	70	70	-	70	-
Total loans with no allowance	$21,773	$22,998	$-	$26,621	$205

With an allowance recorded:
Commercial - Non Real Estate
Commercial & Industrial	$983	999	16	1,030	16
Business Manager	361	561	200	1,067	-
Construction & Development
1 - 4 Family	627	679	52	679	7
Other	2,062	4,092	1,145	4,092	15
Consumer - Non Real Estate
Other	18	24	6	26	-
Residential
1st D/T	651	701	50	703	10
Total loans with an allowance	$4,702	$7,056	$1,469	$7,597	$48

Total:
Commercial – Non Real Estate	3,970	4,514	216	6,075	26
Commercial Real Estate	13,046	13,292	-	13,550	172
Construction & Development	6,516	8,735	1,197	9,410	22
Consumer – Non Real Estate	18	24	6	26	-
Residential	2,925	3,489	50	5,157	33
Totals	$26,475	$30,054	$1,469	$34,218	$253

December 31, 2010
With no related allowance:
Commercial - Non Real Estate
Commercial & Industrial	$2,644	$3,676	$-	$2,293	$36
Business Manager	-	-	-	-	-
Commercial Real Estate
Owner occupied	12,301	12,310	-	12,553	705
Income producing	1,801	1,912	-	1,295	58
Multifamily	140	354	-	229	-
Construction & Development
1 - 4 Family	679	679	-	639	26
Other	4,610	6,241	-	9,773	-
Farmland	-	-	-	-	-
Consumer - Non Real Estate
Credit Cards	-	-	-	-	-
Other	20	20	-	22	1
Residential
Equity Lines	597	597	-	667	22
1st D/T	3,966	4,477	-	4,233	166
Junior Liens	21	21	-	22	1
Total loans with no allowance	$26,779	$30,287	$-	$31,726	$1,015

With an allowance recorded:
Commercial - Non Real Estate
Commercial & Industrial	1,029	1,045	16	1,168	73
Construction & Development
1 - 4 Family	3,388	3,863	463	5,341	179
Other	2,470	4,092	737	3,726	-
Residential
1st D/T	641	705	64	712	42
Total loans with an allowance	$7,528	$9,705	$1,280	$10,947	$294

Total:
Commercial – Non Real Estate	$3,673	$4,721	$16	$3,461	$109
Commercial Real Estate	$14,242	$14,576	$-	$14,077	$763
Construction & Development	$11,147	$14,875	$1,200	$19,479	$205
Consumer – Non Real Estate	$20	$20	$-	$22	$1
Residential	$5,225	$5,800	$64	$5,634	$231
Totals	$34,307	$39,992	$1,280	$42,673	$1,309

Total impaired loans totaled $35.7 million as of March 31, 2010.  Impaired loans without a valuation totaled $26.7 million, impaired loans with a valuation totaled $9.0 million.  Cash basis interest income was $309 for the quarter ended March 31, 2011 and $1.4 million for the year ended December 31, 2010.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed at those dates, the risk category of loans and leases is as follows:

Internal Risk Rating Grades In thousands	Pass	Special Mention	Substandard	Doubtful	Loss
March 31, 2011
Commercial - Non Real Estate
Commercial & Industrial	$79,636	$5,706	$5,430	$-	$-
Business Manager	380	-	601	-	-
Commercial Real Estate
Owner occupied	88,969	3,372	19,855	-	-
Income producing	119,856	7,918	2,860	-	-
Multifamily	14,792	-	140	-	-
Construction & Development
1 - 4 Family	12,088	1,631	7,555	-	-
Other	16,174	599	15,561	-	-
Farmland	352	881	189	-	-
Totals	$332,247	$20,107	$52,191	$-	$-

Total:
Commercial - Non Real Estate	80,016	5,706	6,031	-	-
Commercial Real Estate	223,617	11,290	22,855	-	-
Construction & Development	28,614	3,111	23,305	-	-
Totals	$332,247	$20,107	$52,191	$-	$-

December 31, 2010
Commercial - Non Real Estate
Commercial & Industrial	$78,132	$6,637	$6,278	$-	$-
Business Manager	416	-	1,346	-	-
Commercial Real Estate
Owner occupied	88,985	4,248	21,508	-	-
Income producing	120,851	7,556	3,780	-	-
Multifamily	14,901	-	140	-	-
Construction & Development
1 - 4 Family	5,162	1,178	11,493	-	-
Other	18,708	749	19,149	-	-
Farmland	352	883	191	-	-
Totals	$327,507	$21,251	$63,885	$-	$-

Total:
Commercial - Non Real Estate	$78,548	$6,637	$7,624	$-	$-
Commercial Real Estate	$224,737	$11,804	$25,428	$-	$-
Construction & Development	$24,222	$2,810	$30,833	$-	$-
Totals	$327,507	$21,251	$63,885	$-	$-

Note 4.  Allowance for Loan Losses

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

Risk Based on Payment Activity	Performing		Non-Performing
In thousands	3/31/11	12/31/10	3/31/11	12/31/10
Residential
Equity Lines	$30,500	$29,866	$-	$546
1st D/T	88,972	88,200	1,973	3,085
Junior Liens	5,002	4,960	50	-
Consumer - Non Real Estate
Credit Cards	1,192	1,203	4	2
Other	3,533	3,502	-	-
Totals	$129,199	$127,731	$2,027	$3,633

Total:
Residential	$124,474	$123,026	$2,023	$3,631
Consumer	4,725	4,705	4	2
Totals	$129,199	$127,731	$2,027	$3,633

The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans.

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

Changes in the allowance for loan losses by segment are as follows:

In thousands	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
March 31, 2011
Commercial – Non Real Estate	$1,356	$-	$1	$163	$1,520
Commercial Real Estate	3,651	-	5	(298)	3,358
Construction/Development	3,806	-	-	190	3,996
Residential Real Estate	2,138	(43)	-	(533)	1,562
Consumer	52	(33)	3	42	64
Total	$11,003	$(76)	$9	$(436)	$10,500

In thousands	Individually Evaluated for Impairment
	3/31/11		12/31/10
	Allowance	Total Loans	Allowance	Total Loans
Commercial – Non Real Estate	$216	$4,186	$16	$3,689
Commercial Real Estate	-	13,046	-	14,242
Construction/Development	1,197	7,713	1,200	12,347
Residential Real Estate	50	2,975	64	20
Consumer	6	24	-	5,289
Unallocated	-	-	-	-
Total	$1,469	$27,944	$1,280	$35,587

In thousands	Collectively Evaluated for Impairment
	3/31/11		12/31/10
	Allowance	Total Loans	Allowance	Total Loans
Commercial – Non Real Estate	$1,304	$87,567	$1,340	$89,120
Commercial Real Estate	3,358	245,003	3,651	248,014
Construction/Development	2,799	47,317	2,606	45,518
Residential Real Estate	1,512	123,522	2,074	121,368
Consumer	58	4,705	52	4,687
Unallocated	-	-	-	-
Total	$9,031	$508,114	$9,723	$508,707

Note 5.  Foreclosed Assets

The following table summarizes the activity in foreclosed assets for the three-month period ended March 31, 2011 and the twelve-month period ended December 31, 2011:

	3/31/11	12/31/10
Balance, beginning of period	$16,081	$2,513
Additions	1,602	16,781
Capitalized items	-	400
Sales	(1,708)	(3,213)
Gain (loss)	(88)	(400)
Balance, end of period	$15,887	$16,081

Note 6.  Earnings Per Share

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period.  The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options.  The following tables summarize earnings per share and the shares utilized in the computations:

	Net Income Available to Common Shareholders (in thousands)	Weighted Average Shares	Per Share Amount
Quarter Ended March 31, 2011
Basic earnings per common share	$859	4,688,286	$0.18
Effect of dilutive stock options	-	26,675	-
Effect of dilutive stock warrants	-	-	-
Diluted earnings per common share	$859	4,714,961	$0.18

Quarter Ended March 31, 2010
Basic earnings per common share	$609	4,680,251	$0.13
Effect of dilutive stock options	-	5,548	-
Effect of dilutive stock warrants	-	-	-
Diluted earnings per common share	$609	4,685,799	$0.13

Note 7.                      Comprehensive Income

For the three months ended March 31, 2011 and 2010, total comprehensive income was $1,842 and $1,243, respectively.

The information that follows discloses the reclassification adjustments and the income taxes related to the net unrealized gains on securities available-for-sale that are included in other comprehensive income, net of income taxes for the three-month periods ended March 31, 2011 and 2010.

In thousands	3 Months Ended
	3/31/11	3/31/10
Net unrealized gains on securities available for sale:
Net unrealized holding gains during the year	$1,136	$599
Reclassification adjustment for gains realized in income, net of taxes	(9)	-
Income tax expense	(386)	(204)
Other comprehensive income, net of income taxes	$741	$395

Note 8.  Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings totaled $15,000 at March 31, 2011 and $5,000 at December 31, 2010.  The Company paid in full the $5,000 advance that matured on February 9, 2011 and added two new short-term advances during the first quarter of 2011 to offset maturing Quickrate certificates of deposits due to the cost effectiveness of the FHLB short-term advances.  Long-term FHLB borrowings totaled $33,000 at March 31, 2011 and $43,000 at December 31, 2010.  The Company repaid a $10 million long-term FHLB advance that was called by FHLB on March 29, 2011.  This long-term advance carried an interest rate of 2.63%.

Note 9.  Stock Based Compensation

The Company has two share-based compensation plans, which are described Company’s Annual Report Form 10-K. The compensation cost that has been charged against income for those plans was approximately $56 and $46 for the three-month periods ended March 31, 2011 and 2010 respectively.  The Company has no nonqualified stock options outstanding at March 31, 2011.

A summary of option activity during the three-month periods ended March 31, 2011 and 2010 is presented below:

March 31, 2011	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Intrinsic Value of Options Exercised	Weighted Average Contractual Term
Balance at 12/31/10	232,550	$8.44	$2.64	$-	5.78 years

Granted	1,000	4.87	2.09
Expired	(13,800)	5.17	0.95

Balance at 3/31/11	219,750	$8.63	$2.75	$60,817	5.91 years

Exercisable at 3/31/11	143,458	$10.00	$3.14	$11,069	4.85 years

March 31, 2010	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Intrinsic Value of Options Exercised		Weighted Average Contractual Term
Balance at 12/31/09	237,850	$8.77	$2.76		$(125)	6.65 years

Granted	6,700	4.05	1.42
Balance at 3/31/10	244,550	$8.64	$2.72		$41	6.49 years

Exercisable at 3/31/10	130,950	$10.03	$3.01	$	n/a	4.80 years

Information regarding options vested during the three-month periods ended March 31, 2011 and 2010 are as follows:

	3 Months Ended
	3/31/11	3/31/10
Number of options vested:	9,040	7,700
Total grant date fair value of options vested:	$28	$26

A summary of restricted stock activity during the three-month period ended March 31, 2011 and 2010 is presented below:

	3/31/11		3/31/10
	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Beginning balance outstanding	64,015	$4.26	30,000	$4.62

Granted	5,000	$3.44	36,195	$4.05
Vested	(10,405)	$4.05	-	-
Ending balance outstanding	58,610	$4.22	66,195	$4.31

Note 10.  Fair Value

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

Loans:  The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 are summarized below:

In thousands	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale:
U.S. Government and federal agency	$6,614	$-	$6,614	$-
Government-sponsored enterprises	40,825	-	40,825	-
Mortgage-backed securities	69,871	-	69,871	-
Collateralized mortgage obligations	10,534	-	10,534	-
States and political subdivisions	15,229	-	15,229	-
Total assets at fair value	$143,073	$-	$143,073	$-

Total liabilities at fair value	$-	$-	$-	$-

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2011 are included in the table below:

In thousands	Total	Level 1	Level 2	Level 3
Impaired loans
Commercial	$3,970	$-	$3,609	$361
Commercial Real Estate	13,046	-	13,046	-
Residential Real Estate	2,919	-	2,919	-
Construction Real Estate	6,516	-	6,516
Construction Real Estate	24	-	24	-
Foreclosed assets	15,887	-	15,327	560
Total assets at fair value	$42,362	$-	$41,441	$921

Total liabilities at fair value	$-	$-	$-	$-

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

Off-Balance-Sheet Financial Instruments:  The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2011, the fair value of loan commitments and stand-by letters of credit was immaterial.

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
In thousands	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$5,651	$5,651	$4,318	$4,318
Interest-bearing deposits in banks	63,450	63,450	19,994	19,994
Securities available-for-sale	143,073	143,073	145,894	145,894
Securities held-to-maturity	6,640	6,906	7,634	7,868
Restricted equity securities	5,661	5,661	5,661	5,661
Loans, net	525,558	531,547	533,791	539,953
Bank owned life insurance	14,618	14,618	14,475	14,475

Financial liabilities
Total deposits	656,745	657,951	627,412	628,827
Short-term borrowings	17,558	17,558	17,296	17,296
Federal Home Loan Bank Advances	48,000	50,653	48,000	51,232
Junior subordinated debentures	16,496	15,865	16,496	15,864

Note 11.  Commitments and Contingencies
The federal income tax returns of the Company for 2009 remain subject to examination by the IRS, generally for three years after they are filed. The Company will file its 2010 tax return by the legal filing deadline.

Litigation
The Bank was named a defendant in litigation filed by Ukrop’s Super Markets, Inc. (“Ukrop’s”) against the Bank in relation to a lease agreement with IMD Investment Group, LLC (“IMD”).  The litigation was filed in the Circuit Court for the City of Richmond, Virginia on or about July 22, 2010.  The suit alleges that pursuant to an August 31, 2009 Subordination, Attormment and Non-Disturbance Agreement (the “SNDA”) between Ukrop’s and the Bank, when the Bank foreclosed on the Deed of Trust, it automatically succeeded to the position of IMD under the lease between IMD and Ukrop’s and became responsible for any alleged breaches of that lease by IMD.  Ukrop’s is requesting monetary damages in an amount of approximately $8.7 million as a result of IMD’s alleged breach of contract.  Following the filing of the suit, Valley Bank rescinded its right as high bidder at the foreclosure sale to purchase the real property and never closed on the transaction and thus disputes it succeeded in interest as a landlord.  At this time, the Bank disputes Ukrop’s allegations and believes that they are without merit and that the Bank’s risk of loss is remote.  The Bank intends to vigorously defend itself.  The trial date has been scheduled for December 2011.

Financial Instruments with Off-Balance-Sheet Risk
In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk, which involve commitments to extend credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments.  The same credit policy is used in making commitments as is used for on-balance-sheet risk.  At March 31, 2011 outstanding commitments to extend credit were $122,893 as compared to $124,663 at December 31, 2010.

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

Derivative Financial Instruments
For asset/liability management purposes, we may use interest rate swap agreements to hedge interest rate risk exposure to declining rates.  Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flow of the items being hedged.  At March 31, 2011 and December 31, 2010 the Company did not have any derivative agreements related to interest rate hedging in place.

Note 12.  Regulatory Matters

Regulatory Agreement
On September 30, 2010, the Company and the Bank entered into a written agreement (“Written Agreement”) with the Federal Reserve Bank of Richmond (the “Reserve Bank”).  Under the terms of the Written Agreement, the Bank agreed to develop and submit to the Reserve Bank for approval written plans to, among other matters, strengthen credit risk management policies, revise its contingency funding plan, maintain an adequate allowance for loan and lease losses, and improve the Bank’s earnings and overall condition.

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

Dividends
The Company's principal source of funds for dividend payments is dividends received from the Bank.  The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by state law, regulations and policies.  A state bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand.  Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in-capital of the bank.  As of March 31, 2011 and December 31, 2010, the amount available for payment of dividends was $25,273 and $24,035 respectively.  Pursuant to the terms of the Written Agreement, prior approval must be obtained from the Reserve Bank before any distributions can be made on the Company’s Preferred Stock, any interest payments can be made on its Trust Preferred Securities, and any common dividends can be declared.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2011 and December 31, 2010 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2011 and December 31, 2010, the Company and the Bank were categorized as “well capitalized” as defined by applicable regulations.  To be categorized as “well capitalized”, the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since that date that management believes have changed the Company's or the Bank's category.  The Company's and the Bank's actual capital amounts and ratios are also presented in the table below.

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2011
Total Capital (to Risk Weighted Assets):
Consolidated	$79,458	13.8%	$46,167	8.0%	n/a	n/a
Valley Bank	$73,145	12.7%	$46,025	8.0%	$57,531	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$72,204	12.5%	$23,083	4.0%	n/a	n/a
Valley Bank	$65,913	11.5%	$23,012	4.0%	$34,519	6.0%
Tier 1 Capital - Leverage (to Average Assets):
Consolidated	$72,204	9.3%	$30,941	4.0%	n/a	n/a
Valley Bank	$65,913	8.5%	$30,855	4.0%	$38,568	5.0%

December 31, 2010
Total Capital (to Risk Weighted Assets):
Consolidated	$78,423	13.4%	$46,918	8.0%	n/a	n/a
Valley Bank	$72,031	12.3%	$46,783	8.0%	$58,479	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$71,047	12.1%	$23,459	4.0%	n/a	n/a
Valley Bank	$64,674	11.1%	$23,392	4.0%	$35,087	6.0%
Tier 1 Capital - Leverage (to Average Assets):
Consolidated	$71,047	9.1%	$31,372	4.0%	n/a	n/a
Valley Bank	$64,674	8.3%	$31,293	4.0%	$39,117	5.0%

Note 13.  Shareholders’ Equity

On April 29, 2010, the Board of Directors determined to suspend regular quarterly cash dividends on the $16.0 million on the Series A Preferred Stock.  The Company’s Board of Directors took this action in consultation with the Federal Reserve Bank of Richmond as required by regulatory policy guidance.  The Company currently has sufficient capital and liquidity to pay the scheduled dividends on the Series A Preferred Dividends; however, must obtain approval from the Federal Reserve Bank of Richmond under the terms of the Written Agreement.  As of March 31, 2011, the Company has deferred four quarterly dividend payments.  The Series A Preferred Stock dividend in arrears is $801,000, or $50.00 per share, which has not been recognized in the consolidated financial statements.  In the event the Company defers dividends of the Series A Preferred Stock for an aggregate of six quarterly dividend periods, holders of the Series A Preferred Stock will be entitled to elect two additional members to the Company’s Board of Directors at the next shareholder meeting.

The Company’s Board of Directors has also determined to suspend interest payments on the Company’s trust preferred securities beginning in April 2010.  As of March 31, 2011, all interest expense has been recognized in the consolidated financial statements and the total amount payable is $405,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the three month periods ended March 31, 2011 and 2010 is as follows.  The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Written Agreement with the Federal Reserve

On September 30, 2010, the Company and the Bank entered into a written agreement (“Written Agreement”) with the Federal Reserve Bank of Richmond (the “Reserve Bank”).  Under the terms of the Written Agreement, the Bank has agreed to develop and submit to the Reserve Bank for approval written plans to, among other matters, strengthen credit risk management policies, maintain an adequate allowance for loan and lease losses, revise its contingency funding plan, and improve the Bank’s earnings and overall condition.

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

For a discussion on the Company’s critical accounting estimates, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Non-GAAP Financial Measures

The Company measures the net interest margin as an indicator of profitability. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax-equivalent net interest income is considered in the calculation of this ratio. Tax-equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for 2011 and 2010 is 34%. The reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

In thousands	Three months ended 3/31/11	Twelve months ended 12/31/10	Three months ended 3/31/10
Net interest income, non tax-equivalent	$5,916	$21,063	$4,978
Less: tax-exempt interest income	(160)	(563)	(121)
Add: tax-equivalent of tax-exempt interest income	242	853	183
Net interest income, tax-equivalent	$5,998	$21,353	$5,040

Results of Operations

Net Income

2011 Compared to 2010
Net income for the three-month period ending March 31, 2011 was $1,101,000 as compared to net income of $848,000 for the same period last year, an increase of $253,000 or 29.8%.  After the dividend on preferred stock and accretion of discounts on warrants, net income available to common shareholders was $859,000, or $0.18 per diluted common share, as compared to $609,000 or $0.13 per diluted common share for the first quarter of 2010.  The Company’s earnings for the first quarter of 2011 produced an annualized return on average total assets of 0.58% and an annualized return on average shareholders’ equity of 7.97%, as compared to 0.48% and 6.58%, respectively for the same period last year.  Loan loss provisions decreased $644,000 in comparison to the prior year period, from $208,000 in 2010 to ($436,000) in the three-month period ended March 31, 2011.

2010 Compared to 2009
Net income for the quarter ended March 31, 2010 was $848,000, compared to net income of $148,000 for the same period in 2009, an increase of $700,000 or 473.0%.  After the dividend on preferred stock and accretion on discounts on warrants, net income available to common shareholders for the quarter was $609,000 or $0.13 per diluted common share as compared to a net loss to common shareholders of $87,000 or $0.02 per diluted common share for the first quarter of 2009.   The increase in net income was primarily due to a decrease in our loan loss provisions, from $1,433,000 in the first three months of 2009 to $208,000 in the first quarter of 2010.

The following table shows our key performance ratios for the periods ended March 31, 2011, December 31, 2010 and March 31, 2010:

Key Performance Ratios (1)

	3 months	12 months	3 months
	Ended	Ended	Ended
	3/31/11	12/31/10	3/31/10
Return on average assets	0.58%	0.46%	0.48%
Return on average equity (2)	7.97%	6.49%	6.58%
Net interest margin (3)	3.33%	2.97%	2.95%
Cost of funds	1.32%	1.72%	1.96%
Yield on earning assets	4.63%	4.64%	4.83%
Basic net earnings per common share	$0.18	$0.54	$0.13
Diluted net earnings per common share	$0.18	$0.54	$0.13

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

2011 Compared to 2010
Net interest income for the three-month period ended March 31, 2011 was $5.9 million, a $0.9 million or 18.0% increase when compared to the $5.0 million reported for the same period in 2010.  The Company’s net interest margin, at 3.33%, increased by 38 basis points over the 2.95% reported for the same quarter last year.  In comparison to the linked quarter, the Company’s net interest margin increased by 19 basis points over the 3.14% reported for the fourth quarter of 2010.

The increase in net interest income and corresponding increase in net interest margin is primarily attributable to the reduction in funding costs over the last 12 months.  The Company’s cost of funding was 1.32% during the three-month period ended March 31, 2011, compared to the 1.96% reported in the same period last year and the 1.43% in the linked quarter.  Decreased rates on our primary non-maturity deposit products, including MyLifestyle checking, MyLifestyle savings and Prime Money Market accounts, and more aggressive pricing on time deposits have led to the decrease in funding costs.  In contrast to the decline in funding costs, we have been able to maintain the earning rates in our loan portfolio.  The Company’s yield on loans was 5.33% during the three-month period ended March 31, 2011, compared to the 5.21% reported in the same period last year and the 5.34% in the linked quarter. Due to declines in the yield on investments, however, the yield on earning assets has declined to 4.58% during the three-month period ended March 31, 2011, compared to the 4.83% reported in the same period last year, but increased from 4.53% in the linked quarter.  The declines in funding costs have been much more significant, leading to the overall increase in our net interest margin.

2010 Compared to 2009
Net interest income for the three-month period ended March 31, 2010 was $5.0 million, a $0.4 million, or 8.0% increase when compared to the $4.6 million reported for the same period in 2009.  Our net interest margin was 2.95% in comparison to 2.89% for the first quarter of 2009, an increase of 6 basis points.  During the first quarter of 2010, interest income decreased by $100,000 as compared to the prior year due to declining yields in our investment portfolio and interest expense declined by $500,000 due to an overall reduction in our funding costs on deposits and borrowings.

Noninterest Income

2011 Compared to 2010
Noninterest income for the three-month period ended March 31, 2011 was $641,000, an increase of $104,000 compared to the $537,000 for the same period last year.  Increases in mortgage fee income and service charges on deposit accounts were the primary reasons for the increase.

2010 Compared to 2009
Noninterest income decreased $126,000 for the three-month period ended March 31, 2010, or 18.0%, compared to the same period in 2009, from $699,000 to $573,000.  The primary cause in the reduction was the $267,000 in gains realized on securities sold in the first quarter of 2009.

Noninterest Expense

2011 Compared to 2010
Noninterest expense for the three-month period ended March 31, 2011 was $5.4 million, an increase of $1.3 million, or 31%, compared to the same period last year.  Specific items to note are as follows:

•
Compensation expense increased $362,205 due primarily to profit sharing payments of $200,000 made as the result of the improvement in impaired loans during the quarter and increased retirement expenses of $87,000.  The increase in retirement expenses is due to the reversal of $66,000 as the result of the retirement of one of our executives during the first quarter of 2010.  The remaining increase is due to merit, equity, and promotional increases that went into effect January 1, 2011;

•
Insurance expense increased $685,000 primarily due to FDIC adjustments totaling $433,482.  The remaining increase is due to an increase in the assessment rate as well as the increase in deposits as compared to the quarter ended March 31, 2010;

•	Legal fees increased $215,000 due to increased litigation costs; and
•	Net foreclosed asset expense increased by $121,000 due to the $88,000 loss recognized on the sale of foreclosed assets in comparison to the $18,000 gain recognized in the first three months of 2010.

The most significant of these increases in noninterest expenses, the additional FDIC insurance premiums amounting to $433,482, will not recur in subsequent quarters in 2011. We believe the Company’s expense ratios continue to outperform its peers by significant margins.

2010 Compared to 2009
Noninterest expense for the first quarter of 2010 totaled $4.2 million, an increase of $500,000, or 13.5%, compared to $3.7 million during the same quarter in 2010. Our insurance costs, primarily from FDIC insurance fees, rose dramatically from $204,000 in the first three months of 2009 to $362,000 in the first three months of 2010, an increase of 77.5%.  Advertising and marketing expenses increased $60,000, or 105.3%, as we rolled out two new exciting deposit products, MyTunes Checking and MyLifestyle Savings, during the period.  Compensation expense increased by $203,000, however two-thirds of this increase is based on lower salary deferrals upon origination of loans, due to a significant decrease in loan growth.

Asset Quality

Summary of Allowance for Loan Losses

2011 Compared to 2010
The allowance for loan losses was $10.5 million as of March 31, 2011, compared to $11.0 million as of December 31, 2010 and $14.3 million reported a year earlier.  The ratio of the allowance for loan losses to total loans outstanding was approximately 1.96% at March 31, 2011, which compares to approximately 2.02% of total loans at December 31, 2010 and 2.51% of total loans at March 31, 2010.  These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions.  A total of $1.5 million in specific reserves was included in the balance of the allowance for loan losses as of March 31, 2011 for impaired loans, which compares to a total of $1.3 million as of December 31, 2010 and $4.1 million at March 31, 2010.

The Company recorded a net reduction of provisions for potential loan losses of $436,000 for the first quarter of 2011, a decrease of $644,000 as compared to the same period last year.  During the first quarter of 2011:
•	the Company successfully collected full payment on a relationship that included a $463,000 specific reserve at December 31, 2010, and as a result reversed the entire reserve;
•	the Company set aside additional specific reserves on one residential real estate development totaling $460,000;
•	the Company established new specific reserves of $200,000 on an operating company that closed its doors and filed Chapter 7 Bankruptcy during the first quarter; and

•
the Company recorded a reduction to general reserves of $624,000 as a result of the reduction in impaired loans, the reduction in charge-offs, the continued decline in loan balances, as well as a reduction in the environmental risk assessment associated with the Company’s real estate portfolios.

We believe the allowance for loan losses is adequate to provide for expected losses in the loan portfolio, but there are no assurances that it will be.

2010 Compared to 2009
For the three-month period ended March 31, 2010, we recorded a provision for losses on loans of $208,000 compared to $1.4 million for the same period prior year, a decrease of $1.2 million.  The ratio of the allowance for loan losses to total loans outstanding was approximately 2.51% at March 31, 2010, which compares to approximately 2.56% at December 31, 2009.  At March 31, 2010, our total reserves amounted to $14.3 million with $4.1 million as specific reserves on our impaired loans and $10.2 million as general reserves to cover inherent risks in our loan portfolio based on the current economic environment.

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

The Company’s ratio of non-performing assets as a percentage of total assets decreased 22 basis points to 3.76% as of March 31, 2011 as compared to 3.98% as of December 31, 2010 and decreased 70 basis points as compared to 4.46% as of March 31, 2010.  Non-performing assets decreased slightly from $30.6 million at December 31, 2010 to $30.1 million at March 31, 2011.  Non-performing assets consisted of non-accrual loans of $11.8 million, foreclosed assets of $15.9 million, troubled debt restructurings of $0.2 million and loans totaling $2.1 million that were past due greater than 90 days.  The Company anticipates full payment of all past due amounts.

Net charge-offs as a percentage of average loans receivable amounted to 0.1% for the first quarter of 2011, compared to 0.13% for the fourth quarter of 2010 and 0.10% for the same quarter in the prior year.  Net charge-offs for the quarter ended March 31, 2011 were $68,000, in comparison to $689,000 for the fourth quarter of 2010 and $574,000 for the same quarter one year ago.

Nonperforming assets at March 31, 2011, December 31, 2010 and March 31, 2010 are presented in the following table:

Nonperforming Assets

In thousands	3/31/11	12/31/10	3/31/10
Nonaccrual loans	$11,811	$12,242	$29,695
Loans past due 90 days or more	2,140	2,244	4
Restructured loans	224	-	-
Total nonperforming loans	$14,175	$14,486	$29,699

Foreclosed, repossessed and idled properties	15,887	16,081	3,258
Total nonperforming assets	$30,062	$30,567	$32,957

If nonaccrual loans had performed in accordance with their original terms, additional interest income would have been recorded in the amount of $152,000 for the three months ended March 31, 2011; $1.2 million for the year ended December 31, 2010; and $418,000 for the three months ended March 31, 2010.

Higher Risk Loans
Certain types of loans, such as option ARM products, interest-only loans, subprime loans, and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  We do not offer option ARM, interest-only, or subprime mortgage loans.

Junior-lien mortgages can also be considered higher risk loans and our junior lien portfolio currently consists of balances totaling $22.4 million (4.2% of total portfolio) at March 31, 2011.  Loans included in this category that were initially made with high loan-to-value ratios of 100% or greater have current balances totaling $1.7 million at March 31, 2011.  Since 2003, we have experienced charge-offs totaling $830,000 in junior lien mortgages.

Financial Condition

Total assets at March 31, 2011 were $799.4 million, up $31.8 million or 41% from $767.6 million at December 31, 2010.  The principal components of the Company’s assets at the end of the period were $69.1 million in cash and cash equivalents, $148.7 million in securities available-for-sale, including restricted equity securities, $6.6 million in securities held-to-maturity and $536.1 million in gross loans.  Total assets at December 31, 2010 were $767.6 million with the principal components consisting of $24.3 million in cash and cash equivalents, $151.6 million in securities available-for-sale, including restricted equity securities, $7.6 million in securities held-to-maturity and $544.3 million in gross loans.

Total liabilities at March 31, 2011 were $743.6 million, up from $713.7 million at December 31, 2010, an increase of $29.9 million or 42%.  Deposits increased $29.3 million or 5% to $656.7 million from the $627.4 million level at December 31, 2010.  Our deposit growth for the past three years has been phenomenal due to the innovative and exciting suite of products and exceptional level of customer service offered to our customers.  We were successful in growing our core deposits by 39% from March 31, 2010 to March 31, 2011.

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared.   In an effort to continue preservation of capital, we have issued deferral notices to the trustees of the Company’s Trust Preferred Securities for interest payments due after March 26, 2010.  Likewise, the Board of Directors has deferred the preferred dividend payments due on the Company’s Series A Preferred Stock, beginning with the May 15, 2010 payment.  These deferrals will continue to be evaluated on a quarterly basis, and following the Company’s entrance into a Written Agreement with the Reserve Bank on September 30, 2010, any decision to pay interest on the Trust Preferred Securities, the preferred dividend on Series A Preferred Stock or dividends on or common stock will require the approval of the Reserve Bank.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  As of March 31, 2011 and December 31, 2010, the Company and the subsidiary bank met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized”.  These capital amounts and ratios are incorporated by reference to Note 12 of the consolidated financial statements herein.

Interest Rate Risk

Interest rate risk is the exposure to fluctuations in the Company’s future earnings (earnings at risk) and value (economic value at risk) resulting from changes in interest rates.  This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayment and contractual interest rate changes.  The Company was liability sensitive at December 31, 2010 as simulation results indicated that net interest income would increase in a down rate environment and decrease in an upward rate environment.

Despite the Company’s risk position being within the guidelines set by policy, we restructured our prime money market portfolio by reducing the target percentage of the Wall Street Journal Prime from 40% to 25% for balances $25,000 and greater, and embedding a temporary floor on the portfolio of 1.00% which is in effect through the end of 2011.  This restructure was effective April 25, 2011 and it effectively eliminates a significant portion of our sensitivity to rising rates and provides the potential to further improve our net interest margin.

Our simulation results at March 31, 2011 include this restructure in the assumptions and as a result, the Company’s sensitivity position has shifted from liability sensitive to asset sensitive in all rising rate scenarios modeled, indicating that net interest income will increase in an upward rate environment and remain relatively flat in a downward rate environment.  Below is a summary of the change from December 31, 2010 to March 31, 2011:

Change in Yield Curve	Change in Net Interest Income December 31, 2010		Change in Net Interest Income March 31, 2011
+200 basis points	(3%)	$(703)	5%	$1,222
+ 100 basis points	(2%)	(526)	2%	479
Level – Base Case	-	-	-	-
- 100 basis points	5%	1,099	0%	113
- 200 basis points	9%	2,107	1%	153

Likewise, we improved our Economic Value of Equity (EVE) position as well:

Change in Yield Curve	Change in EVE December 31, 2010		Change in EVE March 31, 2011
+200 basis points	(12%)	$(8,429)	(9%)	$(7,038)
+ 100 basis points	(6%)	(3,923)	(4%)	(3,188)
Level – Base Case	-	-	-	-
- 100 basis points	6%	3,986	4%	2,993
- 200 basis points	8%	5,329	5%	3,425

For a further discussion on interest rate risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Liquidity

One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity.  Liquidity measures our ability to meet our maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for customers’ credit needs.  Liquidity represents a financial institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.  We sell excess funds overnight to provide an immediate source of liquidity and as of March 31, 2011 we had a total of $62.9 million in overnight funds at the Reserve Bank.   Overnight cash maintained in interest-bearing accounts averaged $34.8 million in the first quarter of 2011 compared to an average of $34.7 million during the same period last year and compared to an average of $61.6 million in the fourth quarter of 2010.  The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The secondary liquidity source for both short-term and long-term borrowings consists of a secured line of credit from the Federal Home Loan Bank (“FHLB”).  At March 31, 2011, the line of credit had $48 million outstanding under a total available line of $80.7 million.  Borrowings from the FHLB are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral.  Additionally, we have an established line of credit with the Reserve Bank’s Discount Window that had no outstanding balance under a total available line of $32.2 million at March 31, 2011.  Borrowings from the FRB Discount Window are secured by a collateral agreement on a pledged portion of the Bank’s commercial and real estate construction collateral.

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

Recent and Future Accounting Considerations

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in their interim and annual financial statements.  See Notes 3 and 4.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Bank was named a defendant in litigation filed by Ukrop’s Super Markets, Inc. (“Ukrop’s”) against the Bank in relation to a lease agreement with IMD Investment Group, LLC (“IMD”).  The litigation was filed in the Circuit Court for the City of Richmond, Virginia on or about July 22, 2010.  The suit alleges that pursuant to an August 31, 2009 Subordination, Attormment and Non-Disturbance Agreement (the “SNDA”) between Ukrop’s and the Bank, when the Bank foreclosed on the Deed of Trust, it automatically succeeded to the position of IMD under the lease between IMD and Ukrop’s and became responsible for any alleged breaches of that lease by IMD.  Ukrop’s is requesting monetary damages in an amount of approximately $8.7 million as a result of IMD’s alleged breach of contract.  Following the filing of the suit, Valley Bank rescinded its right as high bidder at the foreclosure sale to purchase the real property and never closed on the transaction and thus disputes it succeeded in interest as a landlord.  At this time, the Bank disputes Ukrop’s allegations and believes that they are without merit and that the Bank’s risk of loss is remote.  The Bank intends to vigorously defend itself.  The trial date has been scheduled for December 2011.

Item 1A.  Risk Factors.

There were no material changes to the Company’s risk factors as disclosed in the Annual Report on Form 10-K for December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter.

Item 3.  Defaults Upon Senior Securities.

The Company is not in default of the terms of the Series A Preferred Stock.  However, on April 29, 2010, the Board of Directors determined to suspend regular quarterly cash dividends on the $16.0 million Series A Preferred Stock.  The Company’s board of directors took this action in consultation with the Federal Reserve Bank of Richmond as required by regulatory policy guidance.  The Company currently has sufficient capital and liquidity to pay the scheduled dividends on the Series A Preferred Dividends; however, must obtain approval from the Federal Reserve Bank of Richmond under the terms of the Written Agreement.  As of March 31, 2011, the Company has deferred four quarterly dividend payments.  The Series A Preferred Stock dividend in arrears is $801,000, or $50.00 per share, which has not been recognized in the consolidated financial statements.  In the event the Company defers dividends of the Series A Preferred Stock for an aggregate of six quarterly dividend periods, holders of the Series A Preferred Stock will be entitled to elect two additional members to the Company’s Board of Directors at the next shareholder meeting.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number	Description

3.1	Bylaws, as amended and restated May 4, 2011*

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

Date: May 11, 2011	By:	/s/ Ellis L. Gutshall
Ellis L. Gutshall
President and Chief Executive Officer

Date: May 11, 2011	By:	/s/ Kimberly B. Snyder
Kimberly B. Snyder
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Bylaws, as amended and restated May 4, 2011*

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith.