Form 10-Q
period 2011-06-30
VALLEY FINANCIAL CORP /VA/
filed 2011-08-15
CIK 921590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)                                               Yes ☐ No ☒

At August 15, 2011, 4,697,256 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION
FORM 10-Q
June 30, 2011

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

This report includes forward-looking statements within the meaning of the 1995 Act. These statements are included throughout this report and relate to, among other things, projections of revenues, earnings, earnings per share, cash flows, capital expenditures, or other financial items, expectations regarding acquisitions, discussions of estimated future revenue enhancements, potential dispositions, and changes in interest rates. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity, and capital resources. The words “believe”, “anticipate”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, and similar terms and phrases identify forward-looking statements in this report.

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

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements.
VALLEY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In 000s, except share and share data)

	(Unaudited) 6/30/11	(Audited) 12/31/10
Assets
Cash and due from banks	$5,107	$4,318
Interest-bearing deposits in banks	42,203	19,994
Total cash and cash equivalents	47,310	24,312

Securities available-for-sale	154,708	145,894
Securities held-to-maturity (fair value: 6/30/11: $26,918 ; 12/31/10: $7,868)	26,586	7,634
Restricted equity securities	5,323	5,661
Loans, net of allowance for loan losses, 6/30/11: $10,300 ; 12/31/10: $11,003	515,206	533,291
Foreclosed assets	16,531	16,081
Premises and equipment, net	7,579	7,736
Bank owned life insurance	14,763	14,475
Accrued interest receivable	2,555	2,274
Other assets	7,277	10,230
Total assets	$797,838	$767,588

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$18,648	$17,768
Interest-bearing deposits	635,894	609,644
Total deposits	654,542	627,412

Federal funds purchased and securities sold under agreements to repurchase	16,423	17,296
Short-term borrowings	15,000	5,000
Long-term borrowings	33,000	43,000
Junior subordinated debentures	16,496	16,496
Accrued interest payable	1,109	1,058
Other liabilities	2,992	3,398
Total liabilities	739,562	713,660

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; 16,019 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	15,576	15,494
Common stock, no par value; 10,000,000 shares authorized; 4,697,256 shares issued and outstanding at June 30, 2011 and 4,680,251 shares issued and outstanding at December 31, 2010	23,692	23,542
Retained earnings	18,247	16,011
Accumulated other comprehensive income (loss)	761	(1,119)
Total shareholders’ equity	58,276	53,928
Total liabilities and shareholders’ equity	$797,838	$767,588

See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In 000s, except share and per share data)

	Three Months Ended		Six Months Ended
	6/30/11	6/30/10	6/30/11	6/30/10
Interest Income:
Interest and fees on loans	$6,996	$7,343	$14,047	$14,674
Interest on securities–taxable	1,239	804	2,252	1,520
Interest on securities-nontaxable	153	132	313	253
Interest on deposits in banks	26	26	45	45
Total interest income	8,414	8,305	16,657	16,492
Interest Expense:
Interest on deposits	1,680	2,351	3,474	4,779
Interest on short-term borrowings	12	254	45	512
Interest on long-term borrowings	333	399	729	822
Interest on junior subordinated debentures	94	92	187	181
Interest on federal funds purchased and securities sold
under agreements to repurchase	10	10	21	21
Total interest expense	2,129	3,106	4,456	6,315
Net interest income	6,285	5,199	12,201	10,177
Provision for loan losses	697	(335)	261	(127)
Net interest income after provision for loan losses	5,588	5,534	11,940	10,304

Noninterest Income:
Service charges on deposit accounts	358	335	689	642
Income earned on bank owned life insurance	145	136	288	270
Mortgage fee income	41	38	108	54
Brokerage fee income, net	96	79	151	138
Realized gain on sale of securities	462	-	476	-
Other income	72	71	103	91
Total noninterest income	1,174	659	1,815	1,195

Noninterest Expense:
Compensation expense	2,181	2,052	4,528	4,037
Occupancy and equipment expense	407	398	800	795
Data processing expense	257	276	530	557
Advertising and marketing expense	104	84	183	201
Insurance expense	532	510	1,579	872
Audit expense	59	64	120	127
Legal expense	241	53	544	141
Franchise tax expense	124	124	248	247
Deposit expense	122	114	226	221
Loan expense	33	77	86	155
Computer software expense	85	94	174	191
Consulting expense	89	111	186	209
Foreclosed asset expense, net	416	93	615	156
Other expense	364	301	653	626
Total noninterest expense	5,014	4,351	10,472	8,535
Income before income taxes	1,748	1,842	3,283	2,964

Income tax expense	532	587	966	861
Net income	$1,216	$1,255	$2,317	$2,103
Preferred dividends and accretion of discounts on warrants	242	240	484	479
Net income available to common shareholders	$974	$1,015	$1,833	$1,624

Earnings per share
Basic earnings per common share	$0.21	$0.22	$0.39	$0.35
Diluted earnings per common share	$0.21	$0.22	$0.39	$0.35
Weighted average shares outstanding	4,697,256	4,680,251	4,692,796	4,680,251
Diluted average shares outstanding	4,729,542	4,699,097	4,722,627	4,690,061
Dividends declared per common share	$-	$-	$-	$-

See accompanying notes to the consolidated financial statements

VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In 000s, except share and per share data)

	Six Months Ended
	6/30/11	6/30/10
Cash flows from operating activities
Net income	$2,317	$2,103
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	261	(127)
Depreciation and amortization of bank premises, equipment and software	368	402
Stock compensation expense	151	95
(Increase) decrease in deferred income tax	1,058	(149)
Net gains on sale of securities	(476)	-
Net losses on foreclosed and repossessed assets	428	8
Net losses on equipment disposals	23	5
Net amortization of bond premiums/discounts	703	401
(Increase) decrease in unearned loan fees	6	(35)
Increase in accrued interest receivable	(281)	(17)
Decrease in other assets	1,862	359
Increase in value of life insurance contracts	(288)	(270)
Increase (decrease) in accrued interest payable	51	(1,301)
Increase (decrease) in other liabilities	(406)	1,467
Net cash and cash equivalents provided by operating activities	5,777	2,941

Cash flows from investing activities
Purchases of bank premises, equipment and software	(201)	(179)
Purchases of securities available-for-sale	(67,362)	(35,031)
Proceeds from sales/calls/paydowns/maturities of securities available-for-sale	38,847	17,256
Proceeds from sales/calls/paydowns/maturities of securities held-to-maturity	2,402	1,010
Proceeds from sales/calls/paydowns/maturities of restricted equity	338	-
Proceeds from sale of foreclosed and repossessed assets	2,217	1,651
Capitalized costs related to foreclosed assets	(241)	(398)
Decrease in loans, net	14,964	7,885
Net cash and cash equivalents used in investing activities	(9,036)	(7,806)

Cash flows from financing activities
Increase in non-interest bearing deposits	880	4,111
Increase in interest bearing deposits	26,250	52,262
Proceeds from short-term borrowings	15,000	-
Principal repayments of short-term borrowings	(5,000)	(5,000)
Principal repayments of long-term borrowings	(10,000)	-
Decrease in securities sold under agreements to repurchase	(873)	(5,940)
Cash dividends paid	-	(200)
Net cash and cash equivalents provided by financing activities	26,257	45,233
Net increase in cash and cash equivalents	22,998	40,368

Cash and cash equivalents at beginning of year	24,312	31,878
Cash and cash equivalents at end of year	$47,310	$72,246

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,405	$7,616
Cash paid during the period for income taxes	$674	$501

Noncash financing and investing activities
Transfer of loans to foreclosed property	$2,854	$17,991
Reclassification of borrowings from long-term to short-term	$-	$5,000
Reclassification of available-for-sale securities to held-to-maturity portfolio	$21,245	$-

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2011 (Unaudited)
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

Note 2.  Securities

The carrying values, unrealized gains, unrealized losses, and approximate fair values of available-for-sale and held-to-maturity investment securities at June 30, 2011 are shown in the tables below. As of June 30, 2011, investments (including both available-for-sale and held-to-maturity) and restricted equity securities with amortized costs and fair values of $86,922 and $87,959 respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale (“AFS”) as of June 30, 2011 and December 31, 2010 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
June 30, 2011
U.S. Government and federal agency	$276	$3	$-	$279
Government-sponsored enterprises	39,195	106	(209)	39,092
Mortgage-backed securities	102,968	1,079	(134)	103,913
Collateralized mortgage obligations	10,770	145	(16)	10,899
States and political subdivisions	525	-	-	525
	$153,734	$1,333	$(359)	$154,708

December 31, 2010
U.S. Government and federal agency	$6,892	$71	$(143)	$6,820
Government-sponsored enterprises	34,695	-	(1,198)	33,497
Mortgage-backed securities	76,724	376	(889)	76,211
Collateralized mortgage obligations	13,599	533	(1)	14,131
States and political subdivisions	15,680	93	(538)	15,235
	$147,590	$1,073	$(2,769)	$145,894

* Such as FNMA, FHLMC and FHLB.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity (“HTM”) as of June 30, 2011 and December 31, 2010 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
June 30, 2011
U.S. Government and federal agency	$6,345	$43	$-	$6,388
Mortgage-backed securities	430	27	-	457
Collateralized mortgage obligations	2,919	161	-	3,080
States and political subdivisions	16,892	109	(8)	16,993
	$26,586	$340	$(8)	$26,918

December 31, 2010
Mortgage-backed securities	$573	$30	$-	$603
Collateralized mortgage obligations	3,707	152	-	3,859
States and political subdivisions	3,354	85	(33)	3,406
	$7,634	$267	$(33)	$7,868

During the second quarter of 2011, the Company transferred a total of $21,200 in longer-term investment securities from its available-for-sale portfolio to its held-to-maturity portfolio to reduce the interest rate sensitivity of the available-for-sale portfolio.  As a result of the transaction, the Company recorded $181 in holding gains which will be amortized over the life of the individual securities transferred.

The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $2,681 and $2,825 as of June 30, 2011.  The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $4,392 and $4,561 as of December 31, 2010.

The following table presents the maturity ranges of securities available-for-sale and held-to-maturity as of June 30, 2011 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION

	Available for Sale			Held to Maturity
In thousands	Amortized Costs	Fair Value	Yield	Amortized Costs	Fair Value	Yield
U.S. Government and federal agency:
Within one year	$15	$15	5.77%	$-	$-	-
After one but within five years	200	203	1.38%	-	-	-
After five but within ten years	61	61	2.16%	4,976	5,006	3.48%
After ten years	-	-	-	1,369	1,382	4.12%
Government-sponsored enterprises:
After one but within five years	3,000	3,060	1.88%	-	-	-
After five but within ten years	11,499	11,473	3.68%	-	-	-
After ten years	24,696	24,559	4.69%	-	-	-
Obligations of states and subdivisions:
Within one year	525	525	4.50%	-	-	-
After one but within five years	-	-	-	599	633	3.90%
After five but within ten years	-	-	-	1,995	2,008	5.22%
After ten years	-	-	-	14,298	14,352	4.22%
Mortgage-backed securities	102,968	103,913	2.91%	430	457	4.55%
Collateralized mortgage obligations	10,770	10,899	2.57%	2,919	3,080	5.54%
Total	$153,734	$154,708		$26,586	$26,918

Total Securities by Maturity Period *
Within one year	$540	$540	$-	$-
After one but within five years	3,200	3,263	599	633
After five but within ten years	11,560	11,534	6,971	7,014
After ten years	24,696	24,559	15,667	15,734
Mortgage-backed securities	102,968	103,913	430	457
Collateralized mortgage obligations	10,770	10,899	2,919	3,080
Total by Maturity Period	$153,734	$154,708	$26,586	$26,918

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

The following tables detail unrealized losses and related fair values in the Bank’s available-for-sale and held-to-maturity investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2011 and December 31, 2010, respectively.

Temporarily Impaired Securities in AFS Portfolio

In thousands	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2011	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises*	$10,616	$(209)	$-	$-	$10,616	$(209)
Mortgage-backed securities	35,214	(134)	-	-	35,214	(134)
Collateralized mortgage obligations	3,980	(15)	20	(1)	4,000	(16)
Total	$49,810	$(358)	$20	$(1)	$49,830	$(359)

December 31, 2010
US Government and federal agency	$4,336	$(143)	$-	$-	$4,336	$(143)
Government-sponsored enterprises*	30,496	(1,198)	-	-	30,496	(1,198)
Mortgage-backed securities	44,768	(889)	-	-	44,768	(889)
Collateralized mortgage obligations	-	-	23	(1)	23	(1)
State and political subdivisions	11,887	(538)	-	-	11,887	(538)
Total	$91,487	$(2,768)	$23	$(1)	$91,510	$(2,769)

Temporarily Impaired Securities in HTM Portfolio

In thousands	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2011	Value	Losses	Value	Losses	Value	Losses
State and political subdivisions	$3,453	$(8)	$-	$-	$3,453	$(8)
Total	$3,453	$(8)	$-	$-	$3,453	$(8)

December 31, 2010
State and political subdivisions	$230	$(33)	$-	$-	$230	$(33)
Total	$230	$(33)	$-	$-	$230	$(33)

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

As of June 30, 2011, management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.  Accordingly, as of June 30, 2011, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Note 3.  Loans

The major components of loans in the consolidated balance sheets at June 30, 2011 and December 31, 2010 are as follows:

	6/30/11	12/31/10

Commercial	$89,654	$92,809
Real estate:
Construction and land development	58,271	57,865
Residential, 1-4 families	124,895	126,657
Commercial real estate	248,046	261,969
Consumer	4,359	4,707
Deferred loan fees	281	287
	525,506	544,294

Allowance for loan losses	(10,300)	(11,003)
Net Loans	$515,206	$533,291

Substantially all one-four family residential and commercial real estate loans collateralize the line of credit available from the Federal Home Loan Bank and substantially all commercial and construction loans collateralize the line of credit with the Federal Reserve Bank of Richmond Discount Window.  The aggregate amount of deposit overdrafts that have been reclassified as loans and included in the consumer category in the above table as of June 30, 2011 and December 31, 2010 was $86 and $102, respectively.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate market or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus income producing loans. At June 30, 2011, approximately 45% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties and 49% was secured by income-producing properties.

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

In thousands	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due and Accruing	Non-accruals	Current and Accruing	Total Loans
June 30, 2011
Commercial - Non Real Estate
Commercial & Industrial	$76	$961	$169	$1,206	$1,892	$85,951	$89,049
Business Manager	-	-	-	-	212	394	606
Commercial Real Estate
Owner occupied	-	1,643	847	2,490	1,034	108,791	112,315
Income producing	-	-	1,553	1,553	808	118,869	121,230
Multifamily	-	-	-	-	100	14,683	14,783
Construction & Development
1 - 4 Family	-	-	768	768	-	23,272	24,040
Other	325	-	867	1,192	5,540	26,097	32,829
Farmland	-	-	-	-	-	1,402	1,402
Residential
Equity Lines	172	-	-	172	-	30,323	30,495
1 - 4 Family	77	68	-	145	324	89,156	89,625
Junior Liens	30	-	-	30	49	4,696	4,775
Consumer - Non Real Estate
Credit Cards	1	41	15	57	-	1,166	1,223
Other	9	2	-	11	-	3,123	3,134
Total	$690	$2,715	$4,219	$7,624	$9,959	$507,923	$525,506

December 31, 2010
Commercial - Non Real Estate
Commercial & Industrial	$6	$-	$-	$6	$1,873	$89,166	$91,045
Business Manager	-	-	-	-	-	1,762	1,762
Commercial Real Estate
Owner occupied	880	-	-	880	1,037	112,647	114,564
Income producing	29	-	474	503	969	131,179	132,651
Multifamily	-	-	-	-	140	14,901	15,041
Construction & Development
1 - 4 Family	-	679	-	679	-	17,154	17,833
Other	1,458	-	-	1,458	6,360	30,789	38,607
Farmland	-	-	-	-	-	1,426	1,426
Residential
Equity Lines	24	65	503	592	43	29,777	30,412
1 - 4 Family	878	112	1,265	2,255	1,820	87,210	91,285
Junior Liens	5	29	-	34	-	4,926	4,960
Consumer - Non Real Estate
Credit Cards	17	19	2	38	-	1,168	1,206
Other	43	3	-	46	-	3,456	3,502
Total	$3,340	$907	$2,244	$6,491	$12,242	$525,561	$544,294

Nonaccrual loans totaled $29.7 million and loans past due more than ninety days and still accruing totaled $4 thousand as of June 30, 2010.

Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $302 during the six-months ended June 30, 2011; $1,227 during the year ended December 31, 2010 and $830 during the six-months ended June 30, 2010.  There were eleven restructured loans totaling $2,129 at June 30, 2011 and one restructured loan totaling $628 at June 30, 2010.

Impaired Loans.  Impaired loans are identified by the Company as loans in which it is determined to be probable that the borrower will not make interest and principal payments according to the contract terms of the loan.  In determining impaired loans, our credit administration department reviews past-due loans, examiner classifications, Bank classifications, and a selection of other loans to provide evidence as to whether the loan is impaired.  All loans rated as substandard are evaluated for impairment by the Bank’s Allowances for Loan and Lease Losses (“ALLL”) Committee.  Once classified as impaired, the ALLL Committee individually evaluates the total loan relationship, including a detailed collateral analysis, to determine the reserve appropriate for each one.  Any potential loss exposure identified in the collateral analysis is set aside as a specific reserve (valuation allowance) in the allowance for loan and lease losses.  If the impaired loan is subsequently resolved and it is determined the reserve is no longer required, the specific reserve will be taken back into income on the income statement for the period the determination is made.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans as of June 30, 2011 and December 31, 2010 are set forth in the following table:

In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2011
With no related allowance:
Commercial - Non Real Estate
Commercial & Industrial	$2,414	$2,742	$-	$2,412	$13
Business Manager	-	-	-	-	-
Commercial Real Estate
Owner occupied	12,140	12,140	-	12,293	350
Income producing	2,361	2,361	-	2,360	51
Multifamily	100	353	-	140	-
Construction & Development
1 - 4 Family	1,069	1,069	-	1,069	26
Other	5,019	5,156	-	5,491	30
Farmland	-	-	-	-	-
Consumer - Non Real Estate
Credit Cards	-	-	-	-	-
Other	-	-	-	-	-
Residential
Equity Lines	-	-	-	-	-
1st D/T	1,148	1,148	-	1,156	32
Junior Liens	20	20	-	20	1
Total loans with no allowance	$24,271	$24,989	$-	$24,941	$503

With an allowance recorded:
Commercial - Non Real Estate
Commercial & Industrial	1,145	1,145	15	1,194	35
Business Manager	211	211	200	707	-
Commercial Real Estate
Owner occupied	78	89	21	89	-
Construction & Development
1 - 4 Family	164	164	-	161	4
Other	1,303	1,527	770	2,047	29
Consumer - Non Real Estate
Other	19	19	2	24	1
Residential
Equity Lines	75	75	-	75	1
1st D/T	1,731	1,944	105	1,745	28
Junior Liens	49	50	43	50	-
Total loans with an allowance	$4,775	$5,224	$1,156	$6,092	$98

Total:
Commercial – Non Real Estate	3,770	4,098	215	4,313	48
Commercial Real Estate	14,679	14,943	21	14,882	401
Construction & Development	7,555	7,916	770	8,768	89
Consumer – Non Real Estate	19	19	2	24	1
Residential	3,023	3,237	148	3,046	62
Totals	$29,046	$30,213	$1,156	$31,033	$601

December 31, 2010
With no related allowance:
Commercial - Non Real Estate
Commercial & Industrial	$2,644	$3,676	$-	$2,293	$36
Business Manager	-	-	-	-	-
Commercial Real Estate
Owner occupied	12,301	12,310	-	12,553	705
Income producing	1,801	1,912	-	1,295	58
Multifamily	140	354	-	229	-
Construction & Development
1 - 4 Family	679	679	-	639	26
Other	4,610	6,241	-	9,773	-
Farmland	-	-	-	-	-
Consumer - Non Real Estate
Credit Cards	-	-	-	-	-
Other	20	20	-	22	1
Residential
Equity Lines	597	597	-	667	22
1st D/T	3,966	4,477	-	4,233	166
Junior Liens	21	21	-	22	1
Total loans with no allowance	$26,779	$30,287	$-	$31,726	$1,015

With an allowance recorded:
Commercial - Non Real Estate
Commercial & Industrial	1,029	1,045	16	1,168	73
Construction & Development
1 - 4 Family	3,388	3,863	463	5,341	179
Other	2,470	4,092	737	3,726	52
Residential
1st D/T	641	705	64	712	42
Total loans with an allowance	$7,528	$9,705	$1,280	$10,947	$346

Total:
Commercial – Non Real Estate	$3,673	$4,721	$16	$3,461	$109
Commercial Real Estate	$14,242	$14,576	$-	$14,077	$763
Construction & Development	$11,147	$14,875	$1,200	$19,479	$257
Consumer – Non Real Estate	$20	$20	$-	$22	$1
Residential	$5,225	$5,800	$64	$5,634	$231
Totals	$34,307	$39,992	$1,280	$42,673	$1,361

Impaired loans totaled $36,470 as of June 30, 2010.  Impaired loans without a valuation totaled $31,839, impaired loans with a valuation totaled $4,631.  Cash basis interest income on impaired loans was $601 for the six months ended June 30, 2011 and $1.4 million for the year ended December 31, 2010.

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

Substandard. Loans and leases classified as substandard are inadequately protected by the borrower’s current financial condition and payment capability or of the collateral pledged, if any. Loans and leases so classified have a well-defined weakness or weaknesses that jeopardize the orderly repayment of debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.  As noted in the tables below, the Company has made substantial improvement in its overall reduction in the substandard category of its loan portfolio since December 31, 2010.  Total substandard loans have been reduced by over $17 million during this time period primarily the result of principal payments made and upgrades made as the result of the borrower’s improved financial condition.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed at those dates, the risk category of loans and leases is as follows:

Internal Risk Rating Grades In thousands	Pass	Special Mention	Substandard	Doubtful	Loss
June 30, 2011
Commercial - Non Real Estate
Commercial & Industrial	$77,597	$5,683	$5,769	$-	$-
Business Manager	364	-	242	-	-
Commercial Real Estate
Owner occupied	88,484	4,906	18,925	-	-
Income producing	107,998	9,148	4,084	-	-
Multifamily	14,683	-	100	-	-
Construction & Development
1 - 4 Family	19,041	-	4,999	-	-
Other	19,165	1,127	12,537	-	-
Farmland	376	838	188	-	-
Totals	$327,708	$21,702	$46,844	$-	$-

Total:
Commercial - Non Real Estate	77,961	5,683	6,011	-	-
Commercial Real Estate	211,165	14,054	23,109	-	-
Construction & Development	38,582	1,965	17,724	-	-
Totals	$327,708	$21,702	$46,844	$-	$-

December 31, 2010
Commercial - Non Real Estate
Commercial & Industrial	$78,132	$6,637	$6,278	$-	$-
Business Manager	416	-	1,346	-	-
Commercial Real Estate
Owner occupied	88,985	4,248	21,508	-	-
Income producing	120,851	7,556	3,780	-	-
Multifamily	14,901	-	140	-	-
Construction & Development
1 - 4 Family	5,162	1,178	11,493	-	-
Other	18,708	749	19,149	-	-
Farmland	352	883	191	-	-
Totals	$327,507	$21,251	$63,885	$-	$-

Total:
Commercial - Non Real Estate	$78,548	$6,637	$7,624	$-	$-
Commercial Real Estate	$224,737	$11,804	$25,428	$-	$-
Construction & Development	$24,222	$2,810	$30,833	$-	$-
Totals	$327,507	$21,251	$63,885	$-	$-

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

Risk Based on Payment Activity	Performing		Non-Performing
In thousands	6/30/11	12/31/10	6/30/11	12/31/10
Residential
Equity Lines	$30,495	$29,866	$-	$546
1st D/T	88,368	88,200	1,257	3,085
Junior Liens	4,726	4,960	49	-
Consumer - Non Real Estate
Credit Cards	1,208	1,203	15	2
Other	3,134	3,502	-	-
Totals	$127,931	$127,731	$1,321	$3,633

Total:
Residential	$123,589	$123,026	$1,306	$3,631
Consumer	4,342	4,705	15	2
Totals	$127,931	$127,731	$1,321	$3,633

Note 4.  Allowance for Loan Losses

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

Changes in the allowance for loan losses by segment are as follows:

In thousands	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
June 30, 2011
Commercial – Non Real Estate	$1,356	$-	$2	$167	$1,525
Commercial Real Estate	3,651	(39)	7	4	3,623
Construction/Development	3,806	(724)	-	383	3,465
Residential Real Estate	2,138	(222)	50	(336)	1,630
Consumer	52	(44)	6	43	57
Total	$11,003	$(1,029)	$65	$261	$10,300

In thousands	Individually Evaluated for Impairment
	6/30/11		12/31/10
	Allowance	Total Loans	Allowance	Total Loans
Commercial – Non Real Estate	$215	$3,985	$16	$3,689
Commercial Real Estate	21	14,700	-	14,242
Construction/Development	770	8,325	1,200	12,347
Residential Real Estate	148	3,171	64	20
Consumer	2	21	-	5,289
Unallocated	-	-	-	-
Total	$1,156	$30,202	$1,280	$35,587

In thousands	Collectively Evaluated for Impairment
	6/30/11		12/31/10
	Allowance	Total Loans	Allowance	Total Loans
Commercial – Non Real Estate	$1,310	$87,768	$1,340	$89,120
Commercial Real Estate	3,602	243,349	3,651	248,014
Construction/Development	2,695	46,705	2,606	45,518
Residential Real Estate	1,482	123,326	2,074	121,368
Consumer	55	4,708	52	4,687
Unallocated	-	-	-	-
Total	$9,144	$505,856	$9,723	$508,707

Note 5.  Foreclosed Assets

The following table summarizes the activity in foreclosed assets for the six-month period ended June 30, 2011 and the twelve-month period ended December 31, 2010:

	6/30/11	12/31/10
Balance, beginning of period	$16,081	$2,513
Additions	2,854	16,781
Capitalized items	241	400
Sales	(2,217)	(3,213)
Gain (loss)	(428)	(400)
Balance, end of period	$16,531	$16,081

Note 6.  Earnings Per Share

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period.  The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options.  The following tables summarize earnings per share and the shares utilized in the computations for the three months ended June 30, 2011 and 2010, respectively:

	Net Income Available to Common Shareholders (in thousands)	Weighted Average Shares	Per Share Amount
Quarter Ended June 30, 2011
Basic earnings per common share	$974	4,697,256	$0.21
Effect of dilutive stock options	-	32,286	-
Effect of dilutive stock warrants	-	-	-
Diluted earnings per common share	$974	4,729,542	$0.21

Quarter Ended June 30, 2010
Basic earnings per common share	$1,015	4,680,251	$0.22
Effect of dilutive stock options	-	18,846	-
Effect of dilutive stock warrants	-	-	-
Diluted earnings per common share	$1,015	4,699,097	$0.22

The following tables summarize earnings per share and the shares utilized in the computations for the six months ended June 30, 2011 and 2010, respectively:

	Net Income Available to Common Shareholders (in thousands)	Weighted Average Shares	Per Share Amount
Year-to-date, June 30, 2011
Basic earnings per common share	$1,833	4,692,796	$0.39
Effect of dilutive stock options	-	29,831	-
Effect of dilutive stock warrants	-	-	-
Diluted earnings per common share	$1,833	4,722,627	$0.39

Year-to-date, June 30, 2010
Basic earnings per common share	$1,624	4,680,251	$0.35
Effect of dilutive stock options	-	9,810	-
Effect of dilutive stock warrants	-	-	-
Diluted earnings per common share	$1,624	4,690,061	$0.35

Note 7.                      Comprehensive Income

For the three months ended June 30, 2011 and 2010, total comprehensive income was $2,238 and $1,945, respectively.

The information that follows discloses the reclassification adjustments and the income taxes related to the net unrealized gains on securities available-for-sale that are included in other comprehensive income, net of income taxes for the six-month periods ended June 30, 2011 and 2010.

In thousands	3 Months Ended		6 Months Ended
	6/30/11	6/30/10	6/30/11	6/30/10
Net unrealized gains on securities available for sale:
Net unrealized holding gains during the year	$3,146	$1,046	$2,010	$1,645
Reclassification adjustment for gains realized in income, net of taxes	(314)	-	(305)
Income tax expense	(1,070)	(356)	(683)	(559)
Other comprehensive income, net of income taxes	$1,762	$690	$1,022	$1,086

Note 8.  Borrowings

Short-term Federal Home Loan Bank (“FHLB”) borrowings totaled $15,000 at June 30, 2011 and $5,000 at December 31, 2010.  Long-term FHLB borrowings totaled $33,000 at June 30, 2011 and $43,000 at December 31, 2010.

Note 9.  Stock Based Compensation

The Company has two share-based compensation plans, which are described Company’s Annual Report Form 10-K. The compensation cost that has been charged against income for those plans was approximately $151 and $95 for the six-month periods ended June 30, 2011 and 2010 respectively.  The Company has no nonqualified stock options outstanding at June 30, 2011.

A summary of option activity during the six-month periods ended June 30, 2011 and 2010 is presented below:

June 30, 2011	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Intrinsic Value of Options Exercised	Weighted Average Contractual Term
Balance at 12/31/10	232,550	$8.44	$2.64	$-	5.78 years

Granted	1,000	4.87	2.09	-
Forfeited	(360)	8.58	3.43	-
Expired	(13,800)	5.17	0.95	-

Balance at 6/30/11	219,390	$8.63	$2.75	$72,675	5.66 years

Exercisable at 6/30/11	145,038	$9.98	$3.14	$13,239	4.63 years

June 30, 2010	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Intrinsic Value of Options Exercised		Weighted Average Contractual Term
Balance at 12/31/09	237,850	$8.77	$2.76		$12	6.65 years

Granted	6,700	4.05	1.42		-
Forfeited	(15,600)	10.33	3.51		-

Balance at 6/30/10	228,950	$8.52	$2.67		$23	6.22 years

Exercisable at 6/30/10	124,430	$9.83	$2.94	$	n/a	4.56 years

Information regarding options vested during the six-month periods ended June 30, 2011 and 2010 are as follows:

	3 Months Ended		6 Months Ended
	6/30/11	6/30/10	6/30/11	6/30/10
Number of options vested:	1,780	1,780	10,820	9,480
Total grant date fair value of options vested:	$6	$6	$34	$32

A summary of restricted stock activity during the six-month period ended June 30, 2011 and 2010 is presented below:

	6/30/11		6/30/10
	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Beginning balance outstanding	64,015	$4.26	30,000	$4.62

Granted	18,867	3.86	36,195	4.05
Vested	(12,005)	4.05	-	-
Forfeited	(300)	4.05	-	-

Ending balance outstanding	70,577	$4.19	66,195	$4.31

As noted in the table above, the Company had a total of 12,005 restricted stock grants vest during the six-month period ending June 30, 2011.  These grants were made during 2010 as part of the Company’s three-year strategic plan.  The grants vested due to the Company meeting the performance targets set forth in the plan.

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

Loans:  The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 are summarized below:

In thousands	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale:
U.S. Government and federal agency	$279	$-	$279	$-
Government-sponsored enterprises	39,092	-	39,092	-
Mortgage-backed securities	103,913	-	103,913	-
Collateralized mortgage obligations	10,899	-	10,899	-
States and political subdivisions	525	-	525	-
Total assets at fair value	$154,708	$-	$154,708	$-

Total liabilities at fair value	$-	$-	$-	$-

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of June 30, 2011 are included in the table below:

In thousands	Total	Level 1	Level 2	Level 3
Impaired loans
Commercial	$3,556	$-	$3,544	$12
Commercial Real Estate	14,659	-	14,659	-
Residential Real Estate	2,875	-	2,875	-
Construction Real Estate	6,784	-	6,784	-
Consumer	17	-	17	-
Foreclosed assets	16,531	-	16,063	468
Total assets at fair value	$44,422	$-	$43,942	$480

Total liabilities at fair value	$-	$-	$-	$-

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

Off-Balance-Sheet Financial Instruments:  The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2011, the fair value of loan commitments and stand-by letters of credit was immaterial.

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
In thousands	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$5,107	$5,107	$4,318	$4,318
Interest-bearing deposits in banks	42,203	42,203	19,994	19,994
Securities available-for-sale	154,708	154,708	145,894	145,894
Securities held-to-maturity	26,586	26,918	7,634	7,868
Restricted equity securities	5,323	5,323	5,661	5,661
Loans, net	515,206	523,047	533,291	539,953
Bank owned life insurance	14,763	14,763	14,475	14,475

Financial liabilities
Total deposits	654,542	655,655	627,412	628,827
Short-term borrowings	16,423	16,423	17,296	17,296
Federal Home Loan Bank Advances	48,000	51,159	48,000	51,232
Junior subordinated debentures	16,496	15,866	16,496	15,864

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments.  The same credit policy is used in making commitments as is used for on-balance-sheet risk.  At June 30, 2011 outstanding commitments to extend credit were $177,333 as compared to $124,663 at December 31, 2010.

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

Derivative Financial Instruments
For asset/liability management purposes, we may use interest rate swap agreements to hedge interest rate risk exposure to declining rates.  Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flow of the items being hedged.  At June 30, 2011 and December 31, 2010 the Company did not have any derivative agreements related to interest rate hedging in place.

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

Dividends
The Company's principal source of funds for dividend payments is dividends received from the Bank.  The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by state law, regulations and policies.  A state bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand.  Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in-capital of the bank.  As of June 30, 2011 and December 31, 2010, the amount available from the bank’s retained earnings for payment of dividends was $26,625 and $24,035 respectively.  Pursuant to the terms of the Written Agreement, prior approval must be obtained from the Reserve Bank before any distributions can be made on the Company’s Preferred Stock, any interest payments can be made on its Trust Preferred Securities, and any common dividends can be declared.  See Note 13 for additional discussion.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of June 30, 2011 and December 31, 2010 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2011 and December 31, 2010, the Company and the Bank were categorized as “well capitalized” as defined by applicable regulations.  To be categorized as “well capitalized”, the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since that date that management believes have changed the Company's or the Bank's category.  The Company's and the Bank's actual capital amounts and ratios are also presented in the table below.

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2011
Total Capital (to Risk Weighted Assets):
Consolidated	$80,717	14.1%	$45,846	8.0%	n/a	n/a
Valley Bank	$74,445	13.0%	$45,708	8.0%	$57,135	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$73,515	12.8%	$22,923	4.0%	n/a	n/a
Valley Bank	$67,264	11.8%	$22,854	4.0%	$34,281	6.0%
Tier 1 Capital - Leverage (to Average Assets):
Consolidated	$73,515	9.2%	$31,834	4.0%	n/a	n/a
Valley Bank	$67,264	8.5%	$31,737	4.0%	$39,672	5.0%

December 31, 2010
Total Capital (to Risk Weighted Assets):
Consolidated	$78,423	13.4%	$46,918	8.0%	n/a	n/a
Valley Bank	$72,031	12.3%	$46,783	8.0%	$58,479	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$71,047	12.1%	$23,459	4.0%	n/a	n/a
Valley Bank	$64,674	11.1%	$23,392	4.0%	$35,087	6.0%
Tier 1 Capital - Leverage (to Average Assets):
Consolidated	$71,047	9.1%	$31,372	4.0%	n/a	n/a
Valley Bank	$64,674	8.3%	$31,293	4.0%	$39,117	5.0%

Note 13.  Shareholders’ Equity

Under the terms of the Written Agreement, the Company is required to obtain approval from the Federal Reserve Bank of Richmond (the “Federal Reserve”) to pay cash dividends, including dividends on its Series A Preferred Stock and interest payments on its trust preferred securities.

On August 15, 2011, with the approval of the Federal Reserve, the Company paid all five quarterly dividend payments it had previously deferred, plus the dividend payment due and payable on August 15, 2011, on its $16.0 million of Series A Preferred Stock.  The amount of this payment was $1,240.  As a result, the Company is current on all dividend payments for the Series A Preferred Stock.

Also on August 15, 2011, the Company paid all interest payments due on the Company’s trust preferred securities.  The amount of this payment was $612.  As a result, as of August 15, 2011, the Company is current on all dividend payments on its trust preferred securities.

In the future, the Company plans, subject to Board approval, to seek approval from the Federal Reserve to pay dividends in order to keep the Company’s Series A Preferred Stock and trust preferred securities current.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the six month periods ended June 30, 2011 and 2010 is as follows.  The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Written Agreement with the Federal Reserve
On September 30, 2010, the Company and the Bank entered into a written agreement (“Written Agreement”) with the Federal Reserve Bank of Richmond (the “Reserve Bank”).  Under the terms of the Written Agreement, the Bank has agreed to develop and submit to the Reserve Bank for approval written plans to, among other matters, strengthen credit risk management policies, maintain an adequate allowance for loan and lease losses, revise its contingency funding plan, and improve the Bank’s earnings and overall condition.  Such plans have been submitted and accepted by the Reserve Bank.

Both the Company and the Bank have also submitted capital plans to maintain sufficient capital and to refrain from declaring or paying dividends without prior regulatory approval.  The Company has agreed that it will not take any other form of payment representing a reduction in Bank’s capital or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior regulatory approval.  The Company also has agreed not to incur, increase or guarantee any debt or to purchase or redeem any shares of its stock without prior regulatory approval.

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

Critical Accounting Estimates

General
The Company’s financial statements are prepared in accordance with Accounting Principles Generally Accepted in the United States “GAAP” and with general practices within the banking industry.  In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses, deferred tax assets, and foreclosed assets have been critical to the determination of our financial position and results of operations.

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

In thousands	Six months ended 6/30/11	Six months ended 6/30/10
Net interest income, non tax-equivalent	$12,201	$10,177
Less: tax-exempt interest income	(313)	(253)
Add: tax-equivalent of tax-exempt interest income	474	383
Net interest income, tax-equivalent	$12,362	$10,307

Results of Operations

Net Income

2011 Compared to 2010
Net income for the three-month period ending June 30, 2011 was $1,216,000 as compared to net income of $1,255,000 for the same period last year, a decrease of $39,000 or 3%.  After the dividend on preferred stock and accretion of discounts on warrants, net income available to common shareholders was $974,000, or $0.21 per diluted common share, as compared to $1,015,000 or $0.22 per diluted common share for the second quarter of 2010.  The Company’s earnings for the second quarter of 2011 produced an annualized return on average total assets of 0.61% and an annualized return on average shareholders’ equity of 8.50%, as compared to 0.68% and 9.48%, respectively for the same period last year.  Loan loss provisions increased $1,032,000 in comparison to the prior year period, from ($335,000) in the same period last year to $697,000 in the three months ending June 30, 2011.  For the six-month period ending June 30, 2011, net income available to common shareholders was $1,833,000 as compared to $1,624,000 for the same period last year, an increase of $209,000 or 13%.

2010 Compared to 2009
Net income for the quarter ended June 30, 2010 was $1.3 million compared to net loss of $4.4 million for the same period in 2009, an increase of $5.7 million or 127.2%.  After the dividend on preferred stock and accretion on discounts on warrants, net income available to common shareholders for the quarter was $1.0 million or $0.22 per diluted common share as compared to a net loss to common shareholders of $4.7 million or $1.00 per diluted common share for the second quarter of 2009.   The increase in net income was primarily due to a decrease in our loan loss provisions of $8.3 million. For the six-month period ending June 30, 2010, net income available to common shareholders was $1.6 million compared to net loss of $4.8 million for the same period in 2009.

The following table shows our key performance ratios for the periods ended June 30, 2011, December 31, 2010 and June 30, 2010:

Key Performance Ratios (1)

	6 months	12 months	6 months
	Ended	Ended	Ended
	6/30/11	12/31/10	6/30/10
Return on average assets	0.60%	0.46%	0.58%
Return on average equity (2)	8.24%	6.49%	8.05%
Net interest margin (3)	3.37%	2.97%	2.96%
Cost of funds	1.24%	1.72%	1.88%
Yield on earning assets	4.58%	4.64%	4.77%
Basic net earnings per common share	$0.39	$0.54	$0.35
Diluted net earnings per common share	$0.39	$0.54	$0.35
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

2011 Compared to 2010
Net interest income for the three-month period ended June 30, 2011 was $6.3 million, a $1.1 million or 21% increase when compared to the $5.2 million reported for the same period in 2010.  The Company’s net interest margin increased by 44 bps to 3.40% compared to the 2.96% reported for the same quarter last year.  In comparison to the linked quarter, the Company’s net interest margin increased by 7 basis points from 3.33%.  Net interest income for the six-month period ended June 30, 2011 was $12.2 million, a $2.0 million, or 20% increase when compared to the $10.2 million reported for the same period in 2010.

The increase in net interest income and corresponding increase in net interest margin is primarily attributable to the reduction in funding costs.  The Company’s cost of funds was 1.16% during the three-month period ended June 30, 2011, compared to 1.81% reported in the same period last year and 1.32% in the linked quarter.  Decreased rates on our primary non-maturity deposit products, including MyLifestyle checking, MyLifestyle savings and Prime Money Market accounts, and more aggressive pricing on time deposits have led to the decrease in funding costs.  While we have seen decreases in our yield on earning assets during the same period, the decline has not been as drastic.  The yield on earning assets has declined to 4.53% during the second quarter of 2011, a decrease of 18 basis points from the 4.71% in the same period last year.  The yield decline on earning assets is largely attributable to the decline in loans and increase in investments.  The investment portfolio comprised 23.5% of total average earning assets for the second quarter of 2011 as compared to just 14.5% for the same period last year.  When our interest-bearing deposits are included with investments, the increase goes from 20.9% to 29.6% of total average earning assets.  We expect that continued margin expansion may be difficult in the current stagnant economic environment.

2010 Compared to 2009
Net interest income for the three-month period ended June 30, 2010 was $5.2 million, a $0.2 million, or 4% increase when compared to the $5.0 million reported for the same period in 2009.  Our net interest margin was 2.96% in comparison to 3.08% for the same period in 2009, a decrease of 12 basis points.  During the second quarter of 2010, interest income decreased by $348,000 as compared to the prior year due to declining yields in our investment portfolio and interest expense declined by $413,000 due to an overall reduction in our funding costs on deposits and borrowings.  Net interest income for the six-month period ended June 30, 2010 was $10.2 million, a $0.6 million, or 6% increase when compared to the $9.6 million reported for the same period in 2009.

Noninterest Income

2011 Compared to 2010
Noninterest income for the three-month period ended June 30, 2011 was $1,174,000, an increase of $515,000, or 78% compared to the $659,000 for the same period last year.  The current period includes $462,000 in realized gains from the sale of securities.  Excluding this nonrecurring item, noninterest income would have totaled $712,000, an increase of $53,000, or 8%, from the same period in the previous year.  In comparison to the prior year’s 3-month period, brokerage fee income increased $17,000, or 22%, service charge fees increased $23,000, or 7%, and mortgage fee income increased $3,000, or 8%.  For the six-month period ended June 30, 2011, noninterest income was $1,815,000, an increase of $620,000, or 52%, compared to the $1,195,000 in the same period of the previous year.  Excluding realized gains on the sale of securities, noninterest income would have totaled $1,339,000, an increase of $144,000, or 12%, from the same period in the previous year.  The Company experienced increases in all categories of noninterest income during 2011 as compared to 2010.

2010 Compared to 2009
Noninterest income increased $183,000 for the three-month period ended June 30, 2010, or 40%, compared to the same period last year, from $459,000 to $642,000.  The primary drivers in the improvement were increased service charge revenue and brokerage fees. For the six-month period ended June 30, 2010, noninterest income was $1,215,000, an increase of $57,000, or 5%, from $1,158,000 in the same period of the previous year.

Noninterest Expense

2011 Compared to 2010
Noninterest expense for the three-month period ended June 30, 2011 was $5.0 million, an increase of $0.6 million, or 14%, compared to the $4.4 million in the same period last year.  Specific items to note are as follows:

•	Net foreclosed asset expense increased by $314,000 due to $340,000 in write-downs on foreclosed assets compared to $27,000 in similar charges in the same period last year;
•	Legal fees increased $188,000 due to increased litigation costs;
•	Compensation expense increased $129,000 due to merit, equity, and promotional increases that went into effect January 1, 2011, as well as additional pension costs and increased health insurance costs.

Noninterest expense for the six-month period ended June 30, 2011 was $10.5 million, an increase of $1.9 million, or 22%, compared to the $8.5 million in the same period last year.  The primary increases in noninterest expense year-to-date are in compensation, FDIC insurance, legal, and foreclosed asset expenses.

2010 Compared to 2009
Noninterest expense for the second quarter of 2010 totaled $4.3 million, an increase of $0.1 million, or 2%, compared to $4.2 million during the same period of the previous year. Compensation costs were the main driver for the increase due to a significant reduction in loan origination salary deferrals during the second quarter of 2010.   For the six-month period ended June 30, 2011 noninterest expense was $8.5 million, an increase of $0.6 million, or 8%, compared to the $7.9 million in the same period of the previous year.

Asset Quality

Summary of Allowance for Loan Losses

2011 Compared to 2010
The allowance for loan losses was $10.3 million as of June 30, 2011, compared to $10.5 million as of March 31, 2011 and $10.8 million reported a year earlier.  The ratio of the allowance for loan losses to total loans outstanding was approximately 1.96% at June 30, 2011, which compares to approximately 2.02% of total loans at December 31, 2010 and 2.00% of total loans at June 30, 2010.  These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions.  A total of $1.2 million in specific reserves was included in the balance of the allowance for loan losses as of June 30, 2011 for impaired loans, which compares to a total of $1.3 million as of December 31, 2010 and $0.9 million at June 30, 2010.

The Company recorded provision for potential loan losses of $697,000 for the second quarter of 2011, an increase of $1,032,000 as compared to the same period last year.  During the second quarter of 2011, the Company’s specific reserves decreased by a total of $312,000 primarily as a result of the following:

●   The Company completed a troubled debt restructure on one of its impaired loans, resulting in charge-offs of $224,000 and new specific reserves of $107,000.  The newly restructured loans are carried as impaired.
●   The Company charged-off $500,000 of previously recorded specific reserves and added a total of $314,000 in new specific reserves on its impaired loan relationships.

Total reserves represented 103% of the non-accrual loan balances as of June 30, 2011, increased from the 89% coverage of non-accrual loans as of March 31, 2011, and increased significantly from the 57% reported in the same period last year.

For the six-month period ended June 30, 2011, the Company recorded provisions for potential loan losses of $261,000 compared to a reduction in provisions of $127,000 in the same period prior year, an increase of $388,000.  We believe the allowance for loan losses is adequate to provide for expected losses in the loan portfolio, but there are no assurances that it will be.

2010 Compared to 2009
For the three-month period ended June 30, 2010, we recorded a net reduction in provision for losses on loans of $335,000 compared to a net increase of $8.0 million for the same period prior year, a decrease of $8.3 million.  The ratio of the allowance for loan losses to total loans outstanding was approximately 2.00% at June 30, 2010, which compares to approximately 2.56% at December 31, 2009.  At June 30, 2010, our total reserves amounted to $10.8 million with $948,000 as specific reserves on our impaired loans and $9.9 million as general reserves to cover inherent risks in our loan portfolio based on the current economic environment.  For the six-month period ended June 30, 2010, the Company recorded net reductions in provisions for potential loan losses of $127,000 compared to provisions of $9.4 million in the same period prior year.

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

The Company’s ratio of non-performing assets as a percentage of total assets increased 36 basis points to 4.12% as of June 30, 2011 as compared to 3.76% as of March 31, 2011 but decreased 85 basis points as compared to 4.97% as of June 30, 2010.  Non-performing assets increased from $30.1 million at March 31, 2011 to $32.8 million at June 30, 2011.  Non-performing assets consisted of non-accrual loans of $10.0 million, foreclosed assets of $16.5 million, troubled debt restructurings of $2.1 million and loans totaling $4.2 million that were past due greater than 90 days and still accruing.  The Company anticipates full payment of all past due amounts.

Net charge-offs as a percentage of average loans receivable amounted to 0.17% for the second quarter of 2011, compared to 0.01% for the linked quarter and 0.55% for the same quarter in the prior year.  Net charge-offs for the quarter ended June 30, 2011 were $897,000, in comparison to $68,000 for the first quarter of 2011 and $3.2 million for the same quarter one year ago.

Nonperforming assets at June 30, 2011, December 31, 2010 and June 30, 2010 are presented in the following table:

Nonperforming Assets

In thousands	6/30/11	12/31/10	6/30/10
Nonaccrual loans	$9,959	$12,242	$16,662
Loans past due 90 days or more	4,219	2,244	1,394
Restructured loans	2,129	-	628
Total nonperforming loans	$16,307	$14,486	$18,684

Foreclosed, repossessed and idled properties	16,531	16,081	19,243
Total nonperforming assets	$32,838	$30,567	$37,927

If nonaccrual loans had performed in accordance with their original terms, additional interest income would have been recorded in the amount of $302,000 for the six months ended June 30, 2011; $1.2 million for the year ended December 31, 2010; and $830,000 for the six months ended June 30, 2010.

Higher Risk Loans
Certain types of loans, such as option ARM products, interest-only loans, subprime loans, and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  We do not offer option ARM, interest-only, or subprime mortgage loans.

Junior-lien mortgages can also be considered higher risk loans and our junior lien portfolio currently consists of balances totaling $22.7 million (4.3% of total portfolio) at June 30, 2011.  Loans included in this category that were initially made with high loan-to-value ratios of 100% or greater have current balances totaling $1.6 million at June 30, 2011.  Since 2003, we have experienced charge-offs totaling $830,000 in junior lien mortgages.

Financial Condition

Total assets at June 30, 2011 were $797.8 million, up $30.3 million or 4% from $767.6 million at December 31, 2010.  The principal components of the Company’s assets at the end of the period were $47.3 million in cash and cash equivalents, $160.0 million in securities available-for-sale, including restricted equity securities, $26.6 million in securities held-to-maturity and $525.5 million in gross loans.  Total assets at December 31, 2010 were $767.6 million with the principal components consisting of $24.3 million in cash and cash equivalents, $151.6 million in securities available-for-sale, including restricted equity securities, $7.6 million in securities held-to-maturity and $544.3 million in gross loans.

Total liabilities at June 30, 2011 were $739.6 million, up from $713.7 million at December 31, 2010, an increase of $25.9 million or 4%.  Deposits increased $27.1 million or 4% to $654.5 million from the $627.4 million level at December 31, 2010.

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared.   On August 15, 2011, with the approval of the Federal Reserve, the Company paid all dividend payments it had previously deferred, plus the dividend payment due and payable on August 15, 2011, on its Series A Preferred Stock.  The amount of the payment was $1,239,601.  The Company also paid all interest payments due on the Trust Preferred Securities, the amount of which was $611,788.  As a result, the Company is current on all payments for the Series A Preferred Stock and Trust Preferred Securities.  Following the Company’s entrance into a Written Agreement with the Reserve Bank on September 30, 2010, any decision by the Board of Directors to pay dividends on the Series A Preferred Stock, interest on the Preferred Stock, or dividends on common stock will require the approval of the Reserve Bank.  In the future, the Company plans, subject to Board approval, to seek approval from the Federal Reserve to pay dividends on the Company's Series A Preferred Stock and Trust Preferred Securities to keep them current.

The Company and its banking subsidiary also are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the subsidiary bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), the Company and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and reclassifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  As of June 30, 2011 and December 31, 2010, the Company and the subsidiary bank met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized”.  These capital amounts and ratios are included in Note 12 of the consolidated financial statements incorporated by reference herein.

Interest Rate Risk

Interest rate risk is the exposure to fluctuations in the Company’s future earnings (earnings at risk) and value (economic value at risk) resulting from changes in interest rates.  This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayment and contractual interest rate changes.  As a result of the restructure of our Prime Money Market account described in our March 31, 2011 Form 10Q, the Company remains asset sensitive at June 30, 2011 as simulation results indicate that net interest income would increase in an upward rate environment and decrease in an downward rate environment.

For a further discussion on interest rate risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Liquidity

One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity.  Liquidity measures our ability to meet our maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for customers’ credit needs.  Liquidity represents a financial institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.  We sell excess funds overnight to provide an immediate source of liquidity and as of June 30, 2011 we had a total of $41.2 million in overnight funds at the Reserve Bank.   Overnight cash maintained in interest-bearing accounts averaged $45.7 million in the second quarter of 2011 compared to an average of $45.6 million during the same period last year and compared to an average of $34.8 million in the first quarter of 2011.  The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The secondary liquidity source for both short-term and long-term borrowings consists of a secured line of credit from the Federal Home Loan Bank (“FHLB”).  At June 30, 2011, the line of credit had $48.0 million outstanding under a total available line of $81.4 million.  Borrowings from the FHLB are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral.  Additionally, we have an established line of credit with the Reserve Bank’s Discount Window that had no outstanding balance under a total available line of $52.9 million at June 30, 2011.  Borrowings from the FRB Discount Window are secured by a collateral agreement on a pledged portion of the Bank’s commercial and real estate construction collateral.

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

Recent and Future Accounting Considerations

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.  Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

There were no material changes to the pending litigation as disclosed in the Quarterly Report on Form 10-Q for March 31, 2011.

Item 1A.  Risk Factors.

Other than as set forth below, there were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010.

Concerns regarding downgrade of the U.S. credit rating could have a material adverse effect on our business, financial condition and liquidity.

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. These downgrades could have a material adverse impact on financial markets and economic conditions in the United States generally, the market value of such instruments and the credit risk associated with State governments such as Virginia that have significant economic relationships with the U.S. government.  Debt instruments of this nature are key assets on the balance sheets of financial institutions, including ours.   In turn, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity and could exacerbate the other risks to which we are subject, including those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter.

Item 3.  Defaults Upon Senior Securities.

None.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, is formatted in XBRL interactive data files:  (i) Consolidated Statement of Operations for the three and six months ended June 30, 2011 and 2010; (ii) Consolidated Balance Sheet at June 30, 2011 and December 31, 2010; (iii) consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to Financial Statements.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

August 15, 2011	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief Executive Officer

August 15, 2011	/s/ Kimberly B. Snyder
Date	Kimberly B. Snyder, Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, is formatted in XBRL interactive data files:  (i) Consolidated Statement of Operations for the three and six months ended June 30, 2011 and 2010; (ii) Consolidated Balance Sheet at June 30, 2011 and December 31, 2010; (iii) consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to Financial Statements.

*  Filed herewith.