Form 10-Q
period 2011-09-30
VALLEY FINANCIAL CORP /VA/
filed 2011-11-14
CIK 921590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

At November 10, 2011, 4,697,256 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION
FORM 10-Q
September 30, 2011

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

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements.
VALLEY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In 000s, except share and share data)

	(Unaudited) 9/30/11	(Audited) 12/31/10
Assets
Cash and due from banks	$5,438	$4,318
Interest-bearing deposits in banks	13,676	19,994
Total cash and cash equivalents	19,114	24,312

Securities available-for-sale	148,811	145,894
Securities held-to-maturity (fair value: 9/30/11: $29,196; 12/31/10: $7,868)	28,315	7,634
Loans, net of allowance for loan losses, 9/30/11: $10,013; 12/31/10: $11,003	501,504	533,291
Foreclosed assets	17,915	16,081
Premises and equipment, net	7,511	7,736
Bank owned life insurance	16,408	14,475
Accrued interest receivable	2,253	2,274
Other assets	11,698	15,891
Total assets	$753,529	$767,588

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$20,285	$17,768
Interest-bearing deposits	587,212	609,644
Total deposits	607,497	627,412

Federal funds purchased and securities sold under agreements to repurchase	14,595	17,296
FHLB borrowings	50,500	48,000
Junior subordinated debentures	16,496	16,496
Accrued interest payable	556	1,058
Other liabilities	5,057	3,398
Total liabilities	694,701	713,660

Commitments and contingencies	0	0

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; 16,019 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	15,619	15,494
Common stock, no par value; 10,000,000 shares authorized; 4,697,256 shares issued and outstanding at September 30, 2011 and 4,680,251 shares issued and outstanding at December 31, 2010	23,730	23,542
Retained earnings	18,572	16,011
Accumulated other comprehensive income (loss)	907	(1,119)
Total shareholders’ equity	58,828	53,928
Total liabilities and shareholders’ equity	$753,529	$767,588
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In 000s, except share and per share data)

	Three Months Ended		Nine Months Ended
	9/30/11	9/30/10	9/30/11	9/30/10
Interest Income:
Interest and fees on loans	$6,913	$7,154	$20,960	$21,828
Interest on securities–taxable	1,128	789	3,380	2,309
Interest on securities-nontaxable	134	148	447	401
Interest on deposits in banks	21	46	66	91
Total interest income	8,196	8,137	24,853	24,629
Interest Expense:
Interest on deposits	1,541	2,333	5,015	7,112
Interest on borrowings	387	614	1,161	1,948
Interest on junior subordinated debentures	94	100	281	281
Interest on federal funds purchased and securities sold
under agreements to repurchase	11	12	32	33
Total interest expense	2,033	3,059	6,489	9,374
Net interest income	6,163	5,078	18,364	15,255
Provision for loan losses	164	232	425	105
Net interest income after provision for loan losses	5,999	4,846	17,939	15,150

Noninterest Income:
Service charges on deposit accounts	360	361	1,049	1,003
Income earned on bank owned life insurance	145	137	433	407
Mortgage fee income	67	87	175	142
Brokerage fee income, net	188	123	339	261
Realized gain on sale of securities	541	0	1,017	0
Other income	72	168	175	259
Total noninterest income	1,373	876	3,188	2,072

Noninterest Expense:
Compensation expense	2,459	2,043	6,987	6,080
Occupancy and equipment expense	370	390	1,170	1,185
Data processing expense	256	263	786	820
Advertising and marketing expense	100	102	283	303
Insurance expense	445	287	2,024	1,159
Professional fees	415	305	1,265	782
State franchise taxes	124	123	372	370
Foreclosed asset expense, net	579	181	1,194	337
Other operating expenses	594	586	1,733	1,780
Total noninterest expense	5,342	4,280	15,814	12,816
Income before income taxes	2,030	1,442	5,313	4,406

Income tax expense	460	394	1,426	1,255
Net income	$1,570	$1,048	$3,887	$3,151
Preferred dividends and accretion of discounts on warrants	242	239	726	718
Net income available to common shareholders	$1,328	$809	$3,161	$2,433

Earnings per common share
Basic earnings per common share	$0.28	$0.17	$0.67	$0.52
Diluted earnings per common share	$0.28	$0.17	$0.67	$0.52
Weighted average shares outstanding	4,697,256	4,680,251	4,694,299	4,680,251
Diluted average shares outstanding	4,735,658	4,694,170	4,725,967	4,688,946
Dividends declared per common share	$0	$0	$0	$0
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In 000s)

	Nine Months Ended
	9/30/11	9/30/10
Cash flows from operating activities
Net income	$3,887	$3,151
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	425	105
Depreciation and amortization of bank premises, equipment and software	546	593
Net amortization of bond premiums/discounts	1,215	634
Stock compensation expense	188	139
Net gains on sale of securities	(1,017)	0
Net losses and impairment write-downs on foreclosed assets and premises	963	200
Increase in value of life insurance contracts	(433)	(407)
Decrease in other assets	4,096	1,573
Increase in other liabilities	1,157	136
Net cash and cash equivalents provided by operating activities	11,027	6,124
Cash flows from investing activities
Purchases of bank premises, equipment and software	(316)	(244)
Purchases of securities available-for-sale	(104,704)	(63,952)
Purchases of securities held-to-maturity	(2,771)	0
Proceeds from maturities, calls, and paydowns of securities available-for-sale	82,295	32,305
Proceeds from maturities, calls, and paydowns of securities held-to-maturity	3,410	1,893
Proceeds from sale of foreclosed assets	2,447	2,653
Purchase of bank owned life insurance	(1,500)	(1,000)
Capitalized costs related to foreclosed assets	(1,280)	(400)
Decrease in loans, net	27,511	10,305
Net cash and cash equivalents provided by / (used in) investing activities	5,092	(18,440)
Cash flows from financing activities
Increase (decrease) in non-interest bearing deposits	2,517	(1,997)
Increase (decrease) in interest bearing deposits	(22,432)	75,209
Proceeds from borrowings	17,500	0
Principal repayments of borrowings	(15,000)	(5,000)
Decrease in securities sold under agreements to repurchase	(2,701)	(4,285)
Cash dividends paid	(1,201)	(200)
Net cash and cash equivalents provided by / (used in) financing activities	(21,317)	63,727
Net increase (decrease) in cash and cash equivalents	(5,198)	51,411

Cash and cash equivalents at beginning of year	24,312	31,878
Cash and cash equivalents at end of year	$19,114	$83,289
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$6,991	$10,651
Cash paid during the period for income taxes	$936	$501
Noncash financing and investing activities
Transfer of loans to foreclosed property	$3,941	$18,542
Reclassification of available-for-sale securities to held-to-maturity portfolio	$21,245	$0

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2011 (Unaudited)
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

Note 2.  Securities

The carrying values, unrealized gains, unrealized losses, and approximate fair values of available-for-sale and held-to-maturity investment securities at September 30, 2011 are shown in the tables below. As of  September 30, 2011, investments (including both available-for-sale and held-to-maturity) and restricted equity securities with amortized costs and fair values of $83,614 and $85,075 respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale (“AFS”) as of September 30, 2011 and December 31, 2010 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
September 30, 2011
U.S. Government and federal agency	$254	$2	$0	$256
Government-sponsored enterprises*	39,161	178	(25)	39,314
Mortgage-backed securities	91,630	980	(94)	92,516
Collateralized mortgage obligations	16,567	160	(2)	16,725
	$147,612	$1,320	$(121)	$148,811

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
December 31, 2010
U.S. Government and federal agency	$6,892	$71	$(143)	$6,820
Government-sponsored enterprises*	34,695	0	(1,198)	33,497
Mortgage-backed securities	76,724	376	(889)	76,211
Collateralized mortgage obligations	13,599	533	(1)	14,131
States and political subdivisions	15,680	93	(538)	15,235
	$147,590	$1,073	$(2,769)	$145,894

* Such as FNMA, FHLMC and FHLB.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity (“HTM”) as of September 30, 2011and December 31, 2010 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
September 30, 2011
U.S. Government and federal agency	$8,985	$185	$0	$9,170
Mortgage-backed securities	386	25	0	411
Collateralized mortgage obligations	2,745	140	0	2,885
States and political subdivisions	16,199	531	0	16,730
	$28,315	$881	$0	$29,196

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
December 31, 2010
Mortgage-backed securities	$573	$30	$0	$603
Collateralized mortgage obligations	3,707	152	0	3,859
States and political subdivisions	3,354	85	(33)	3,406
	$7,634	$267	$(33)	$7,868

The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $2,530 and $2,655 as of September 30, 2011.  The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $4,392 and $4,561 as of December 31, 2010.

The following table presents the maturity ranges of securities available-for-sale and held-to-maturity as of September 30, 2011 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION

	Available-for-Sale			Held-to-Maturity
In thousands	Amortized Costs	Fair Value	Yield	Amortized Costs	Fair Value	Yield
U.S. Government and federal agency:
After one but within five years	$201	$203	1.4%	$0	$0	0
After five but within ten years	53	53	2.3%	4,930	5,046	3.5%
After ten years	0	0	0	4,055	4,124	3.2%
Government-sponsored enterprises:
After one but within five years	3,000	3,076	1.9%	0	0	0
After five but within ten years	16,488	16,577	3.4%	0	0	0
After ten years	19,673	19,661	4.9%	0	0	0
Obligations of states and subdivisions:
After one but within five years	0	0	0	599	632	3.9%
After five but within ten years	0	0	0	2,746	2,840	4.2%
After ten years	0	0	0	12,854	13,258	4.4%
Mortgage-backed securities	91,630	92,516	2.6%	386	411	4.6%
Collateralized mortgage obligations	16,567	16,725	2.0%	2,745	2,885	5.6%
Total	$147,612	$148,811		$28,315	$29,196

Total Securities by Maturity Period
After one but within five years	$3,201	3,279		$599	632
After five but within ten years	16,541	16,630		7,676	7,886
After ten years	19,673	19,661		16,909	17,382
Mortgage-backed securities*	91,630	92,516		386	411
Collateralized mortgage obligations*	16,567	16,725		2,745	2,885
Total by Maturity Period	$147,612	$148,811		$28,315	$29,196

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

The following tables detail unrealized losses and related fair values in the Bank’s available-for-sale and held-to-maturity investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2011 and December 31, 2010, respectively.

Temporarily Impaired Securities in AFS Portfolio

In thousands	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2011	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises*	$998	$(1)	$2,975	$(24)	$3,973	$(25)
Mortgage-backed securities	22,132	(94)	0	0	22,132	(94)
Collateralized mortgage obligations	1,893	(1)	18	(1)	1,910	(2)
Total	$25,023	$(96)	$2,993	$(25)	$28,015	$(121)

December 31, 2010
US Government and federal agency	$4,336	$(143)	$0	$0	$4,336	$(143)
Government-sponsored enterprises*	30,496	(1,198)	0	0	30,496	(1,198)
Mortgage-backed securities	44,768	(889)	0	0	44,768	(889)
Collateralized mortgage obligations	0	0	23	(1)	23	(1)
State and political subdivisions	11,887	(538)	0	0	11,887	(538)
Total	$91,487	$(2,768)	$23	$(1)	$91,510	$(2,769)

Temporarily Impaired Securities in HTM Portfolio

In thousands	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2011	Value	Losses	Value	Losses	Value	Losses
State and political subdivisions	$0	$0	$0	$0	$0	$0
Total	$0	$0	$0	$0	$0	$0

December 31, 2010
State and political subdivisions	$230	$(33)	$0	$0	$230	$(33)
Total	$230	$(33)	$0	$0	$230	$(33)

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

As of September 30, 2011, management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.  Accordingly, as of September 30, 2011, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Note 3.  Loans and Allowance for Loan and Lease Losses

The major components of loans in the consolidated balance sheets at September 30, 2011 and December 31, 2010 are as follows:

	9/30/11	12/31/10

Commercial	$91,508	$92,809
Real estate:
Construction and land development	44,295	57,865
Residential, 1-4 families	119,724	126,657
Commercial real estate	251,360	261,969
Consumer	4,252	4,707
Deferred loan fees, net	378	287
	511,517	544,294

Allowance for loan losses	(10,013)	(11,003)
Net Loans	$501,504	$533,291

Substantially all one-four family residential and commercial real estate loans collateralize the line of credit available from the Federal Home Loan Bank and substantially all commercial and construction loans collateralize the line of credit with the Federal Reserve Bank of Richmond Discount Window.  The aggregate amount of deposit overdrafts that have been reclassified as loans and included in the consumer category in the above table as of September 30, 2011 and December 31, 2010 was $31 and $102, respectively.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate market or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus income producing loans. At September 30, 2011, approximately 44% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties and 50% was secured by income-producing properties.

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

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following schedule is an aging of past due loans receivable by portfolio segment as of September 30, 2011 and December 31, 2010:

In thousands	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
September 30, 2011
Commercial	$45	$1,255	$2,194	$3,494	$88,014	$91,508	$0
Commercial Real Estate
Owner occupied	56	2,095	1,347	3,498	106,920	110,418	335
Income producing	0	1,313	2,353	3,666	122,620	126,286	1,544
Multifamily	0	0	98	98	14,558	14,656	0
Construction & Development
1 - 4 Family	0	1,159	769	1,928	10,077	12,005	0
Other	0	0	5,166	5,166	25,664	30,830	1,191
Farmland	0	0	0	0	1,460	1,460	0
Residential
Equity Lines	162	65	0	227	30,579	30,806	0
1 - 4 Family	76	2,959	144	3,179	81,446	84,625	52
Junior Liens	0	20	0	20	4,273	4,293	0
Consumer - Non Real Estate
Credit Cards	7	2	1	10	1,139	1,149	1
Other	12	0	0	12	3,091	3,103	0
Deferred loan fees, net	0	0	0	0	378	378	0
Total	$358	$8,868	$12,072	$21,298	$490,219	$511,517	$3,123

December 31, 2010
Commercial	$6	$0	$896	$902	$91,905	$92,807	$0
Commercial Real Estate
Owner occupied	880	0	956	1,836	112,441	114,277	0
Income producing	29	0	662	691	131,960	132,651	474
Multifamily	0	0	140	140	14,901	15,041	0
Construction & Development
1 - 4 Family	0	679	0	679	17,154	17,833	0
Other	1,458	0	4,406	5,864	32,743	38,607	0
Farmland	0	0	0	0	1,426	1,426	0
Residential
Equity Lines	24	65	545	634	29,778	30,412	503
1 - 4 Family	878	112	2,986	3,976	87,309	91,285	1,265
Junior Liens	5	29	0	34	4,926	4,960	0
Consumer - Non Real Estate
Credit Cards	17	19	2	38	1,168	1,206	2
Other	43	3	0	46	3,456	3,502	0
Deferred loan fees, net	0	0	0	0	287	287	0
Total	$3,340	$907	$10,593	$14,840	$529,454	$544,294	$2,244

Subsequent to September 30, 2011 the Company received payments on two relationships carried as past due at September 30, 2011.  Included in the past due 30 – 89 day category was one relationship with balances in excess of $5,609 (over 63% of the balances included in this category).  The Company received principal payoff on one of the loans totaling $372 and received additional payments totaling $125, bringing all interest and principal current on the borrower’s remaining loans as of November 14, 2011.   Additionally, $3,071of the $3,123 in the greater than 90 day and accruing category related to a second borrower.  In October 2011 the Company received principal payoff of $1,111 and received additional payments totaling $145, bringing all interest and principal current on the borrower’s remaining loans as of October 31, 2011.  This reduced the loans in the past due greater than 90 days category to $52 as of October 31, 2011.

Nonaccrual Loans.  Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. Loans will be placed on nonaccrual status automatically when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection.  In this case, the loan will continue to accrue interest despite its past due status.  When interest accrual is discontinued, all unpaid accrued interest is reversed and any payments received are applied to the outstanding principal balance. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The following is a schedule of loans receivable, by portfolio segment, on nonaccrual status as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010	September 30, 2010
Commercial - Non Real Estate	$2,316	$1,873	$1,998
Commercial Real Estate
Owner occupied	1,013	1,037	1,583
Income producing	808	969	1,233
Multifamily	98	140	0
Construction & Development
1 - 4 Family	769	0	0
Other	3,974	6,360	9,786
Farmland	0	0	0
Residential
Equity Lines	65	43	110
1 - 4 Family	319	1,820	1,764
Junior Liens	50	0	0
Consumer - Non Real Estate
Credit Cards	0	0	0
Other	0	0	0
Total	$9,412	$12,242	$16,474

Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $437 during the nine-months ended September 30, 2011; $1,227 during the year ended December 31, 2010 and $996 during the nine-months ended September 30, 2010.  There were twelve restructured loans totaling $2,187 at September 30, 2011 and no restructured loans at September 30, 2010.

Impaired Loans.  Impaired loans are identified by the Company as loans in which it is determined to be probable that the borrower will not make interest and principal payments according to the contract terms of the loan.  In determining impaired loans, our credit administration department reviews past-due loans, examiner classifications, Bank classifications, and a selection of other loans to provide evidence as to whether the loan is impaired.  All loans rated as substandard are evaluated for impairment by the Bank’s Allowances for Loan and Lease Losses (“ALLL”) Committee.  Once classified as impaired, the ALLL Committee individually evaluates the total loan relationship, including a detailed collateral analysis, to determine the reserve appropriate for each one.  Any potential loss exposure identified in the collateral analysis is set aside as a specific reserve (valuation allowance) in the allowance for loan and lease losses.  If the impaired loan is subsequently resolved and it is determined the reserve is no longer required, the specific reserve will be taken back into income on the income statement for the period the determination is made.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans as of September 30, 2011 and December 31, 2010 are set forth in the following table:

In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2011
With no related allowance:
Commercial	$3,889	$4,389	$0	$3,984	$85
Commercial Real Estate
Owner occupied	12,384	12,416	0	12,636	545
Income producing	3,666	3,755	0	3,678	124
Multifamily	98	351	0	126	0
Construction & Development
1 - 4 Family	1,623	1,623	0	1,635	55
Other	4,329	4,329	0	4,335	75
Farmland	0	0	0	0	0
Consumer - Non Real Estate
Credit Cards	0	0	0	0	0
Other	17	17	0	18	1
Residential
Equity Lines	230	230	0	229	6
1st D/T	5,981	6,197	0	6,159	212
Junior Liens	20	20	0	22	1
Total loans with no allowance	$32,237	$33,327	$0	$32,822	$1,104

With an allowance recorded:
Commercial	140	395	254	757	9
Commercial Real Estate
Owner occupied	0	0	0	0	0
Construction & Development
1 - 4 Family	674	769	95	769	29
Other	692	1,472	557	1,782	36
Consumer - Non Real Estate
Other	0	0	0	0	0
Residential
Equity Lines	0	0	0	0	0
1st D/T	932	1,031	99	1,037	35
Junior Liens	5	49	43	50	0
Total loans with an allowance	$2,443	$3,716	$1,048	$4,395	$109

Total:
Commercial	4,029	4,784	254	4,741	94
Commercial Real Estate	16,148	16,522	0	16,440	669
Construction & Development	7,318	8,193	652	8,521	195
Consumer – Non Real Estate	17	17	0	18	1
Residential	7,168	7,527	142	7,497	254
Totals	$34,680	$37,043	$1,048	$37,217	$1,213

In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2010
With no related allowance:
Commercial	$2,644	$3,676	$0	$2,293	$36
Commercial Real Estate
Owner occupied	12,301	12,310	0	12,553	705
Income producing	1,801	1,912	0	1,295	58
Multifamily	140	354	0	229	0
Construction & Development
1 - 4 Family	679	679	0	639	26
Other	4,610	6,241	0	9,773	0
Farmland	0	0	0	0	0
Consumer - Non Real Estate
Credit Cards	0	0	0	0	0
Other	20	20	0	22	1
Residential
Equity Lines	597	597	0	667	22
1st D/T	3,966	4,477	0	4,233	166
Junior Liens	21	21	0	22	1
Total loans with no allowance	$26,779	$30,287	$0	$31,726	$1,015

With an allowance recorded:
Commercial	1,029	1,045	16	1,168	73
Construction & Development
1 - 4 Family	3,388	3,863	463	5,341	179
Other	2,470	4,092	737	3,726	52
Residential
1st D/T	641	705	64	712	42
Total loans with an allowance	$7,528	$9,705	$1,280	$10,947	$346

Total:
Commercial	$3,673	$4,721	$16	$3,461	$109
Commercial Real Estate	$14,242	$14,576	$0	$14,077	$763
Construction & Development	$11,147	$14,875	$1,200	$19,479	$257
Consumer – Non Real Estate	$20	$20	$0	$22	$1
Residential	$5,225	$5,800	$64	$5,634	$231
Totals	$34,307	$39,992	$1,280	$42,673	$1,361

Impaired loans totaled $35,705 as of September 30, 2010.  Impaired loans without a valuation totaled $26,755, impaired loans with a valuation totaled $8,950.  Cash basis interest income on impaired loans was $1.0 million for the nine months ended September 30, 2011 and $1.4 million for the year ended December 31, 2010.

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

Risk rated 1
Highest Caliber Credit – to qualify as a “1”, a credit must be either fully secured by cash or secured by a portfolio of marketable securities within margin.

Risk rated 2
Very High Caliber Credit – to qualify as a “2”, a credit must be a borrower within an industry exhibiting strong trends.

The borrower must be a highly-rated individual or company whose management, profitability, liquidity, and leverage are very strong and above industry averages.  Borrower should show substantial liquidation net worth and income or alternative fund sources to retire the debt as agreed.

Risk rated 3
High Caliber Credit - to qualify as a “3”, the criteria of management, industry, profitability, liquidity, and leverage must be generally strong and comparable to industry averages.  Borrower should show above average liquidation net worth and sufficient income or alternative fund sources to retire the debt as agreed.

Risk rated 4
Satisfactory Credit – to qualify as a “4”, a credit should be performing relatively close to expectations, with adequate evidence that the borrower is continuing to generate adequate cash flow to service debt.  There should be no significant departure from the intended source and timing of repayment, and there should be no undue reliance on secondary sources of repayment.  To the extent that some variance exists in one or more criteria being measured, it may be offset by the relative strength of other factors and/or collateral pledged to secure the transaction.  A credit secured by a portfolio of marketable securities in an out-of-margin condition would qualify as a “4”.  Borrower should show average liquidation net worth and income sufficient to retire the debt on an amortizing basis.

Risk rated 5
Monitored Satisfactory Credit – there are certain satisfactory credits, which have elements of risk that the Bank chooses to monitor formally.  The objective of the monitoring process is to assure that no weaknesses develop in credits with certain financial or operating leverage, or credits, which are subject to cyclical economic or variable industry conditions.  Also included in this category are credits with positive operating trends and satisfactory financial conditions, which are achieving performance expectations at a slower pace than anticipated.  This rating may also include loans which exhibit satisfactory credit quality but which are improperly structured as evidenced by excessive renewals, unusually long repayment schedules, the lack of a specific repayment plan, or which exhibit loan policy exceptions or documentation deficiencies.

Risk rated 6
Special Mention – assets in this category are still adequately protected by the borrower’s capital adequacy and payment capability, but exhibit distinct weakening trends and/or elevated levels of exposure to external conditions. If left unchecked or uncorrected, these potential weaknesses may result in deteriorated prospects of repayment. These exposures require management’s close attention so as to avoid becoming undue or unwarranted credit exposures.

Risk Rated 7
Substandard - substandard loans are inadequately protected by the borrower’s current financial condition and payment capability or of the collateral pledged, if any. Loans and leases so classified have a well-defined weakness or weaknesses that jeopardize the orderly repayment of debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.  As noted in the tables below, the Company has made substantial improvement in its overall reduction in the substandard category of its loan portfolio since December 31, 2010.  Total substandard loans have been reduced by approximately $20 million during this time period primarily the result of principal payments made and upgrades made as the result of the borrower’s improved financial condition.

Risk Rated 8
Doubtful – an asset classified as doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  Possibility of loss is extremely high, but because of certain important and reasonably specific factors that may work to the advantage and strengthening of the exposure, its classification as an estimate loss is deferred until its more exact status may be determined.  The Company’s practice is to charge-off the portion of the loan amount determined to be doubtful in the quarter that the determination is made if the repayment of the loan is collateral dependent.

Risk Rated 9
Loss – assets classified as loss are considered to be non-collectible and of such little value that their continuance as bankable assets is not warranted. This does not mean the loan has absolutely no recovery value, but rather it is neither practical nor desirable to defer writing off the loan, even though partial recovery may be obtained in the future. Losses are taken in the period in which they surface as uncollectible.

As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed at those dates, the risk category of loans and leases is as follows:

Internal Risk Rating Grades In thousands	1 - 4	5	6	7
September 30, 2011
Commercial	$30,379	$51,966	$3,186	$5,977
Commercial - Real Estate
Owner occupied	29,476	59,643	3,012	18,287
Income producing	15,950	95,789	10,477	4,070
Multifamily	9,162	5,396	0	98
Construction & Development
1 - 4 Family	983	6,401	0	4,621
Other	1,400	17,526	293	11,611
Farmland	90	349	835	186
Totals	$87,440	$237,070	$17,803	$44,850

Total:
Commercial	30,379	51,966	3,186	5,977
Commercial Real Estate	54,588	160,828	13,489	22,455
Construction & Development	2,473	24,276	1,128	16,418
Totals	$87,440	$237,070	$17,803	$44,850

December 31, 2010
Commercial	$32,896	$45,652	$6,637	$7,624
Commercial Real Estate
Owner occupied	35,892	53,093	4,248	21,508
Income producing	19,376	101,475	7,556	3,780
Multifamily	9,383	5,518	0	140
Construction & Development
1 - 4 Family	43	5,119	1,178	11,493
Other	273	18,435	749	19,149
Farmland	83	269	883	191
Totals	$97,946	$229,561	$21,251	$63,885

Total:
Commercial	$32,896	45,652	$6,637	$7,624
Commercial Real Estate	$64,651	160,086	$11,804	$25,428
Construction & Development	$399	23,823	$2,810	$30,833
Totals	$97,946	229,561	$21,251	$63,885

There are no loans classified as 8 or 9 as of September 30, 2011 or December 31, 2010.

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

Risk Based on Payment Activity	Performing		Non-Performing
In thousands	9/30/11	12/31/10	9/30/11	12/31/10
Residential
Equity Lines	$30,741	$29,866	$65	$546
1st D/T	83,322	88,200	1,303	3,085
Junior Liens	4,243	4,960	50	0
Consumer - Non Real Estate
Credit Cards	1,148	1,203	1	2
Other	3,103	3,502	0	0
Totals	$122,557	$127,731	$1,419	$3,633

Total:
Residential	$118,306	$123,026	$1,418	$3,631
Consumer	4,251	4,705	1	2
Totals	$122,557	$127,731	$1,419	$3,633

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

Specific Valuation
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

Historical Valuation
Historical valuation allowances are calculated based on the historical loss experience of specific types of loans at the time they were charged-off. The Company uses a rolling 8-quarter analysis to determine its historical loss ratio for the specific pool. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the average balance of loans in the pool for the respective quarter. The Company’s pools of similar loans include:  (i) commercial real estate – owner occupied, (ii) commercial real estate – income producing, (iii) commercial real estate – multifamily, (iv) commercial and industrial, (v) construction/development – 1-4 family, (vi) construction/development – other, (vii) residential real estate – 1st deeds of trust, (viii) residential real estate – junior liens, (ix) farmland, (x) home equity lines, (xi) business manager credits, (xii) consumer and credit cards, and (xiii) loans held for sale.  The loss ratios used for the analyses at September 30, 2011 and December 31, 2010 are as follows:

	9/30/11	12/31/10
Commercial Real Estate – Owner Occupied	0.30%	0.38%
Commercial Real Estate – Income Producing	0.10%	0.11%
Commercial Real Estate – Multifamily	0.71%	0.54%
Commercial and Industrial	0.67%	0.84%
Construction/Development – 1 – 4 family	0.54%	0.54%
Construction/Development – other	4.49%	3.27%
Residential real estate – 1st deeds of trust	0.69%	0.72%
Residential real estate – Junior liens	2.08%	2.08%
Farmland	0.00%	0.00%
Home Equity Lines	0.72%	0.72%
Business Manager	0.00%	0.00%
Consumer & credit cards	1.24%	0.89%
Loans Held for sale	n/a	n/a

The Company applies the historical loss ratios to balances of all loans within each category to establish a high range allowance.  The Company applies the historical loss ratios to loan balances carrying risk ratings of 5 and higher to establish the low range allowance for this factor.  The rationale behind excluding loans risk rated 1 – 4 from the low range is that these credits range from the very highest caliber to satisfactory and the Company has never had a loan move from a 4 rated credit to a watchlist rated credit (6 or higher) within a one-quarter timeframe.  All impaired loans are excluded from this calculation as they are individually evaluated in the specific valuation section as described above.

General Valuation
General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) levels and trends in credit quality; (ii) trends in the volume of loans; (iii) the experience, ability and effectiveness of the bank’s lending management and staff; (iv) local economic trends and conditions; (v) credit concentration risk; (vi) current industry conditions; (vii) real estate market conditions; (viii) and large relationship credit risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a general allocation matrix to determine an appropriate general valuation allowance, based on the risk assessment performed by management and the loss factors established for high and low ranges.  Loans identified as losses by management, internal loan review and/or regulatory examiners are charged-off.  The general valuation factors used for the analyses at September 30, 2011 and December 31, 2010 are as follows:

	9/30/11		12/31/10
	Low	High	Low	High
Levels and trends in credit quality	0.20%	0.30%	0.20%	0.30%
Trends in volume of loans	0.00%	0.10%	0.00%	0.10%
Lending management and staff	0.00%	0.05%	0.00%	0.05%
Local economic trends and conditions	0.25%	0.35%	0.25%	0.35%
Credit concentration risk	0.00%	0.05%	0.10%	0.15%
Current industry conditions/general economic conditions	0.10%	0.15%	0.10%	0.15%
Commercial real estate devaluation	0.15%	0.25%	0.30%	0.40%
Residential real estate devaluation	0.15%	0.25%	0.30%	0.40%
Credit concentration risk – large relationships	0.60%	0.90%	0.60%	0.90%

As can be seen from the data above, we have decreased our risk assessments on credit concentration risk and real estate devaluations during 2011.  The decrease in risk assessment for credit concentration risk (from high to low) is driven by the overall reduction in non owner occupied real estate credits as compared to our total portfolio, as can be seen from the table below:

	9/30/11	12/31/10
Total A&D/Construction to Capital	57%	82%
Total CRE-Non Owner Occupied to Capital	242%	280%

The decrease in risk assessment (from high to medium) for the real estate devaluation factors is driven by the fact that our 2011 appraisals of real estate are not revealing the significant declines in value as seen in 2009 and early 2010.

All impaired loans are excluded from this calculation as they are individually evaluated in the specific valuation section as described above.  The loss factors are multiplied by the loan balances related to each environmental factor at quarter-end.  Therefore for example, only commercial real estate balances will be used in the determination for the estimated loss for the commercial real estate devaluation factor.  As described in the historical valuation section, the Company applies the historical loss ratios to balances of all loans within each category to establish a high range allowance.  The Company applies the historical loss ratios to loan balances carrying risk ratings of 5 and higher to establish the low range allowance for this factor.

Changes in the allowance for loan losses for the nine-month period ended September 30, 2011 by segment are as follows:

In thousands	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
September 30, 2011
Commercial	$1,356	$0	$2	$103	$1,461
Commercial Real Estate	3,651	(60)	7	86	3,684
Construction/Development	3,806	(1,147)	0	696	3,355
Residential Real Estate	2,138	(222)	50	(507)	1,459
Consumer	52	(53)	8	47	54
Total	$11,003	$(1,482)	$67	$425	$10,013

In thousands	Individually Evaluated for Impairment
	9/30/11		12/31/10
	Allowance	Total Loans	Allowance	Total Loans
Commercial	$254	$4,284	$16	$3,689
Commercial Real Estate	0	16,147	0	14,242
Construction/Development	652	7,969	1,200	12,347
Residential Real Estate	141	7,311	64	5,289
Consumer	1	17	0	20
Unallocated	0	0	0	0
Total	$1,048	$35,728	$1,280	$35,587

In thousands	Collectively Evaluated for Impairment
	9/30/11		12/31/10
	Allowance	Total Loans	Allowance	Total Loans
Commercial	$1,207	$91,508	$1,340	$89,120
Commercial Real Estate	3,684	251,360	3,651	248,014
Construction/Development	2,703	44,295	2,606	45,518
Residential Real Estate	1,318	119,724	2,074	121,368
Consumer	53	4,252	52	4,687
Unallocated	0	0	0	0
Total	$8,965	$511,139	$9,723	$508,707

Troubled Debt Restructurings

As a result of adopting the amendments in Accounting Standards Update No. 2011-02, the Company reassessed all loan modifications that occurred on or after January 1, 2011 for identification as troubled debt restructurings.  The amendments in accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired.  The Company did not identify any new impaired loans or troubled debt restructurings as a result of this analysis.

Note 4.  Foreclosed Assets

The following table summarizes the activity in foreclosed assets for the nine-month period ended September 30, 2011 and the twelve-month period ended December 31, 2010:

	9/30/11	12/31/10
Balance, beginning of period	$16,081	$2,513
Additions	3,941	16,781
Capitalized items	1,280	400
Sales	(2,447)	(3,213)
Impairment writedowns	(931)	(270)
Gain (loss)	(9)	(130)
Balance, end of period	$17,915	$16,081

Note 5.  Earnings Per Share

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period.  The weighted average shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options.  The following tables summarize earnings per share and the shares utilized in the computations for the three months ended September 30, 2011 and 2010, respectively:

	Net Income Available to Common Shareholders (in thousands)	Weighted Average Shares	Per Share Amount
Quarter Ended September 30, 2011
Basic earnings per common share	$1,328	4,697,256	$0.28
Effect of dilutive stock options	0	38,402	0
Effect of dilutive stock warrants	0	0	0
Diluted earnings per common share	$1,328	4,735,658	$0.28

Quarter Ended September 30, 2010
Basic earnings per common share	$809	4,680,251	$0.17
Effect of dilutive stock options	0	13,919	0
Effect of dilutive stock warrants	0	0	0
Diluted earnings per common share	$809	4,694,170	$0.17

The following tables summarize earnings per share and the shares utilized in the computations for the nine months ended September 30, 2011 and 2010, respectively:

	Net Income Available to Common Shareholders (in thousands)	Weighted Average Shares	Per Share Amount
Year-to-date, September 30, 2011
Basic earnings per common share	$3,161	4,694,299	$0.67
Effect of dilutive stock options	0	31,668	0
Effect of dilutive stock warrants	0	0	0
Diluted earnings per common share	$3,161	4,725,967	$0.67

Year-to-date, September 30, 2010
Basic earnings per common share	$2,433	4,680,251	$0.52
Effect of dilutive stock options	0	8,695	0
Effect of dilutive stock warrants	0	0	0
Diluted earnings per common share	$2,433	4,688,946	$0.52

Note 6.                      Comprehensive Income

For the three months ended September 30, 2011 and 2010, total comprehensive income was $1,719 and $1,023, respectively.  The information that follows discloses the reclassification adjustments and the income taxes related to the net unrealized gains on securities available-for-sale that are included in other comprehensive income, net of income taxes for the nine-month periods ended September 30, 2011 and 2010.

In thousands	3 Months Ended		9 Months Ended
	9/30/11	9/30/10	9/30/11	9/30/10
Net unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) during the year	$766	$(38)	$3,912	$1,607
Reclassification adjustment for gains realized in income, net of taxes	(357)	0	(671)	0
Income tax (expense) benefit	(260)	13	(1,330)	(546)
Other comprehensive income (loss), net of income taxes	$149	$(25)	$1,911	$1,061

Note 7.  Stock Based Compensation

The Company has two share-based compensation plans, which are described in the Company’s Annual Report on Form 10-K. The compensation cost that has been charged against income for those plans was approximately $189 and $139 for the nine-month periods ended September 30, 2011 and 2010, respectively.  The Company has no nonqualified stock options outstanding at September 30, 2011.  A summary of option activity during the nine-month periods ended September 30, 2011 and 2010 is presented below:

September 30, 2011	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Intrinsic Value of Options Exercised	Weighted Average Contractual Term
Balance at 12/31/10	232,550	$8.44	$2.64	$0	5.78 years

Granted	1,000	4.87	2.09	0
Forfeited	(760)	5.82	2.24	0
Expired	(13,800)	5.17	0.95	0

Balance at 9/30/11	218,990	$8.64	$2.75	$43,930	5.40 years

Exercisable at 9/30/11	146,508	$9.98	$3.14	$8,516	4.40 years

September 30, 2010	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Intrinsic Value of Options Exercised		Weighted Average Contractual Term
Balance at 12/31/09	237,850	$8.77	$2.76		$12	6.65 years

Granted	9,200	3.94	1.38		0
Forfeited	(15,600)	10.33	3.51		0

Balance at 9/30/10	231,450	$8.47	$2.65		$17	6.01 years

Exercisable at 9/30/10	131,428	$9.97	$3.04	$	n/a	4.34 years

Information regarding options vested during the nine-month periods ended September 30, 2011 and 2010 are as follows:

	3 Months Ended		9 Months Ended
	9/30/11	9/30/10	9/30/11	9/30/10
Number of options vested:	1,470	7,000	12,290	16,480
Total grant date fair value of options vested:	$3.01	$35	$3.16	$67

A summary of restricted stock activity during the nine-month period ended September 30, 2011 and 2010 is presented below:

	9/30/11		9/30/10
	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Beginning balance outstanding	64,015	$4.26	30,000	$4.62

Granted	18,867	3.86	36,195	4.05
Vested	(12,005)	4.05	0	0
Forfeited	(300)	4.05	(2,000)	6.00

Ending balance outstanding	70,577	$4.19	64,195	$4.26

As noted in the table above, the Company had a total of 12,005 restricted stock grants vest during the nine-month period ending September 30, 2011.  These grants were made during 2010 as part of the Company’s three-year strategic plan.  The grants vested due to the Company meeting the performance targets set forth in the plan.

Note 8.  Federal Home Loan Bank Borrowings and Stock

Short-term Federal Home Loan Bank (“FHLB”) borrowings totaled $17,500 at September 30, 2011 and $5,000 at December 31, 2010.  Long-term FHLB borrowings totaled $33,000 at September 30, 2011 and $43,000 at December 31, 2010.

Restricted stock, which represents a required investment in the common stock of a correspondent bank, is carried at cost, and as of September 30, 2011 and December 31, 2010, included the common stock of the FHLB, which is included in other assets.

Management evaluates the restricted stock for impairment in accordance with authoritative accounting guidance under ASC Topic 320, “Investments – Debt and Equity Securities.”  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost of an investment is influenced by criteria such as (1) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (2) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank.

The FHLB of Atlanta neither provides dividend guidance prior to the end of each quarter, nor conducts repurchases of excess activity-based stock on a daily basis, instead making such determinations quarterly.  The FHLB of Atlanta announced on August 3, 2011 that it approved a dividend at the rate of 0.76% for the second quarter of 2011.  The FHLB of Atlanta repurchased $137 of capital stock in the third quarter, leaving a remaining balance of $397 in excess FHLB stock as of September 30, 2011.  The excess stock balance represents stock that the Company is not required to hold for which the FHLB is currently unable to redeem.

Based on evaluation of criteria under ASC Topic 320, management believes that no impairment charge in respect of the restricted stock is necessary as of September 30, 2011.

Note 9.  Fair Value

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability.  In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  Such valuation techniques are consistently applied.  Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability.  Generally accepted accounting principles regarding fair value measurements, establish a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

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

Loans:  Other than the Company’s Held For Sale portfolio, the Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 are summarized below:

In thousands	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale:
U.S. Government and federal agency	$256	$0	$256	$0
Government-sponsored enterprises	39,314	0	39,314	0
Mortgage-backed securities	92,516	0	92,516	0
Collateralized mortgage obligations	16,725	0	16,725	0
Held for sale loans	221	0	221	0
Total assets at fair value	$149,032	$0	$149,032	$0

Total liabilities at fair value	$0	$0	$0	$0

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of September 30, 2011 are included in the table below:

In thousands	Total	Level 1	Level 2	Level 3
Impaired loans
Commercial	$4,029	$0	$0	$4,029
Commercial Real Estate	16,148	0	0	16,148
Residential Real Estate	7,168	0	0	7,168
Construction Real Estate	7,318	0	0	7,318
Consumer	17	0	0	17
Foreclosed assets	17,915	0	0	17,915
Total assets at fair value	$52,595	$0	$0	$52,595

Total liabilities at fair value	$0	$0	$0	$0

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

Off-Balance-Sheet Financial Instruments:  The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2011, the fair value of loan commitments and stand-by letters of credit was immaterial.

The carrying amounts and approximate fair values of the Company's financial instruments are as follows at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
In thousands	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$5,438	$5,438	$4,318	$4,318
Interest-bearing deposits in banks	13,676	13,676	19,994	19,994
Securities available-for-sale	148,811	148,811	145,894	145,894
Securities held-to-maturity	28,315	29,196	7,634	7,868
Restricted equity securities	5,187	5,187	5,661	5,661
Loans, net	501,504	510,620	533,291	539,953
Bank owned life insurance	16,408	16,408	14,475	14,475

Financial liabilities
Total deposits	607,497	608,621	627,412	628,827
Short-term borrowings	14,595	14,595	17,296	17,296
Federal Home Loan Bank Advances	50,500	54,880	48,000	51,232
Junior subordinated debentures	16,496	15,866	16,496	15,864

Note 10.  Commitments and Contingencies
The federal income tax returns of the Company for 2008, 2009 and 2010 remain subject to examination by the IRS, generally for three years after they are filed.

Litigation
The Bank was named a defendant in litigation filed by Ukrop’s Super Markets, Inc. (“Ukrop’s”) against the Bank in relation to a lease agreement with IMD Investment Group, LLC (“IMD”).  The litigation was filed in the Circuit Court for the City of Richmond, Virginia on or about July 22, 2010.  The suit alleged that pursuant to an August 31, 2009 Subordination, Attornment and Non-Disturbance Agreement (the “SNDA”) between Ukrop’s and the Bank, when the Bank foreclosed on the Deed of Trust, it automatically succeeded to the position of IMD under the lease between IMD and Ukrop’s and became responsible for any alleged breaches of that lease by IMD.  Ukrop’s requested monetary damages in an amount of approximately $8.7 million as a result of IMD’s alleged breach of contract.  On September 28, 2011, the Bank and Ukrop’s resolved the matter, and the litigation has been dismissed with prejudice.  The amounts paid in connection with this settlement did not have a material effect upon our results of operations or financial condition taken as a whole.

Financial Instruments with Off-Balance-Sheet Risk
In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk, which involve commitments to extend credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments.  The same credit policy is used in making commitments as is used for on-balance-sheet risk.  At September 30, 2011 outstanding commitments to extend credit were $113,264 as compared to $124,663 at December 31, 2010.

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

Derivative Financial Instruments
For asset/liability management purposes, we may use interest rate swap agreements to hedge interest rate risk exposure to declining rates.  Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flow of the items being hedged.  At September 30, 2011 and December 31, 2010 the Company did not have any derivative agreements related to interest rate hedging in place.

Note 11.  Regulatory Matters

Regulatory Agreement
On September 30, 2010, the Company and the Bank entered into a written agreement (“Written Agreement”) with the Federal Reserve Bank of Richmond (the “Federal Reserve”).  Under the terms of the Written Agreement, the Bank agreed to develop and submit to the Federal Reserve for approval written plans to, among other matters, strengthen credit risk management policies, revise its contingency funding plan, maintain an adequate allowance for loan and lease losses, and improve the Bank’s earnings and overall condition.

The Company has submitted all plans required pursuant to the terms of the agreement and provides updates to these plans on a regular basis.  Additionally, both the Company and the Bank have agreed to maintain sufficient capital and to refrain from declaring or paying dividends without prior regulatory approval.  The Company has agreed that it will not make any other form of payment representing a reduction in the Bank’s capital or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior regulatory approval.  The Company also has agreed not to incur, increase or guarantee any debt or to purchase or redeem any shares of its stock without prior regulatory approval.

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

Dividends
The Company's principal source of funds for dividend payments is dividends received from the Bank.  The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by state law, regulations and policies.  A state bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand.  Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in-capital of the bank.  As of September 30, 2011 and December 31, 2010, the amount available from the Bank’s retained earnings for payment of dividends was $28,342 and $24,035 respectively.

Pursuant to the terms of the Written Agreement, prior approval must be obtained from the Reserve Bank before any distributions can be made on the Company’s Series A Preferred Stock, any interest payments can be made on its Trust Preferred Securities, and any common dividends can be declared.  In addition, the Company is contractually prohibited from paying any dividends on its common stock unless it is current in its dividend payments on its Series A Preferred Stock.

On August 15, 2011, with the approval of the Federal Reserve, the Company paid all five quarterly dividend payments it had previously deferred, plus the dividend payment due and payable on August 15, 2011, on its $16.0 million of Series A Preferred Stock.  The amount of this payment was $1,240.  Additionally, on November 7, 2011, the Company received approval from the Federal Reserve to pay the quarterly dividend in the amount of $200, due November 15, 2011.  As a result, the Company is current on all dividend payments for the Series A Preferred Stock.

Also on August 15, 2011, the Company paid all interest payments due on the Company’s Junior Subordinated Debentures.  The amount of this payment was $612.  Additionally, on November 7, 2011, the Company received approval from the Federal Reserved to pay the quarterly interest payments due on its Junior Subordinated Debentures.  As a result, the Company is current on all dividend payments on its Trust Preferred Securities.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of September 30, 2011 and December 31, 2010 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2011 and December 31, 2010, the Company and the Bank were categorized as “well capitalized” as defined by applicable regulations.  To be categorized as “well capitalized”, the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since that date that management believes have changed the Company's or the Bank's category.  The Company's and the Bank's actual capital amounts and ratios are also presented in the table below.

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2011
Total Capital (to Risk Weighted Assets):
Consolidated	$80,999	14.4%	$45,066	8.0%	n/a	n/a
Valley Bank	$76,038	13.5%	$44,928	8.0%	$56,160	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$73,921	13.1%	$22,533	4.0%	n/a	n/a
Valley Bank	$68,981	12.3%	$22,464	4.0%	$33,696	6.0%
Tier 1 Capital - Leverage (to Average Assets):
Consolidated	$73,921	9.5%	$31,077	4.0%	n/a	n/a
Valley Bank	$68,981	8.9%	$30,989	4.0%	$38,736	5.0%

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total Capital (to Risk Weighted Assets):
Consolidated	$78,423	13.4%	$46,918	8.0%	n/a	n/a
Valley Bank	$72,031	12.3%	$46,783	8.0%	$58,479	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$71,047	12.1%	$23,459	4.0%	n/a	n/a
Valley Bank	$64,674	11.1%	$23,392	4.0%	$35,087	6.0%
Tier 1 Capital - Leverage (to Average Assets):
Consolidated	$71,047	9.1%	$31,372	4.0%	n/a	n/a
Valley Bank	$64,674	8.3%	$31,293	4.0%	$39,117	5.0%

Note 12.  Subsequent Events

Subsequent to September 30, 2011 the Company received payments on two relationships carried as past due at September 30, 2011.  Included in the past due 30 – 89 day category was one relationship with balances in excess of $5,609 (over 63% of the balances included in this category).  The Company received principal payoff on one of the loans totaling $372 and received additional payments totaling $125, bringing all interest and principal current on the borrower’s remaining loans as of November 14, 2011.   Additionally, $3,071 of the $3,123 in the greater than 90 day and accruing category related to a second borrower.  In October 2011 the Company received principal payoff of $1,111 and received additional payments totaling $145, bringing all interest and principal current on the borrower’s remaining loans as of October 31, 2011.  This reduced the loans in the past due greater than 90 days category to $52 as of October 31, 2011.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the three and nine month periods ended September 30, 2011 and 2010 is as follows.  The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Critical Accounting Estimates

General
The Company’s financial statements are prepared in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”) and with general practices within the banking industry.  In connection with the application of those principles, we have made judgments and estimates, which in the case of the determination of our allowance for loan losses, deferred tax assets, and foreclosed assets have been critical to the determination of our financial position and results of operations.

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

In thousands	Nine months ended 9/30/11	Nine months ended 9/30/10
Net interest income, non tax-equivalent	$18,364	$15,255
Less: tax-exempt interest income	(447)	(401)
Add: tax-equivalent of tax-exempt interest income	677	608
Net interest income, tax-equivalent	$18,594	$15,462

In thousands	Three months ended 9/30/11	Three months ended 9/30/10
Net interest income, non tax-equivalent	$6,163	$5,078
Less: tax-exempt interest income	(134)	(148)
Add: tax-equivalent of tax-exempt interest income	203	225
Net interest income, tax-equivalent	$6,232	$5,155

Results of Operations

Net Income

2011 Compared to 2010
Net income for the three-month period ended September 30, 2011 was $1,570,000 as compared to net income of $1,048,000 for the same period last year, an increase of $522,000 or 50%.  After the dividend on preferred stock and accretion of discounts on warrants, net income available to common shareholders was $1,328,000, or $0.28 per diluted common share, as compared to $809,000 or $0.17 per diluted common share for the third quarter of 2010.  The Company’s earnings for the third quarter of 2011 produced an annualized return on average total assets of 0.80% and an annualized return on average shareholders’ equity of 10.77%, as compared to 0.54% and 7.66%, respectively for the same period last year.  Net interest margin expansion and gains from the sale of securities contributed to the record performance.  Absent the gains recorded on the sale of securities, net income was 16% ahead of the prior year’s quarter.  For the nine-month period ending September 30, 2011, net income available to common shareholders was $3,161,000 or $0.67 per diluted common share as compared to $2,433,000 or $0.52 per diluted common share for the same period last year.

2010 Compared to 2009
Net income for the quarter ended September 30, 2010 was $1,048,000 compared to $1,313,000 for the same period in 2009, a decrease of $265,000 or 20%.  After the dividend on preferred stock and accretion on discounts on warrants, net income available to common shareholders for the quarter was $809,000 or $0.17 per diluted common share as compared to net income to common shareholders of $1,071,000 or $0.23 per diluted common share for the third quarter of 2009.   Included in the third quarter 2009 results were gains totaling $702,000 realized on the sale of securities, compared to $0 for such gains in the third quarter of 2010.  Absent these gains, net income available to common shareholders increased by 33% for the third quarter of 2010 as compared to the same period in the prior year.  For the nine-month period ending September 30, 2010, net income available to common shareholders was $2,433,000 or $0.52 per diluted share, as compared to a net loss to common shareholders of $3,681,000 or ($0.79) per diluted share in the nine-month period ended September 30, 2009.

The following table shows our key performance ratios for the periods ended September 30, 2011, December 31, 2010 and September 30, 2010:

Key Performance Ratios (1)

	9 months	12 months	9 months
	Ended	Ended	Ended
	9/30/11	12/31/10	9/30/10
Return on average assets	0.66%	0.46%	0.56%
Return on average equity (2)	9.10%	6.49%	7.92%
Net interest margin (3)	3.40%	2.97%	2.91%
Cost of funds	1.20%	1.72%	1.82%
Yield on earning assets	4.58%	4.64%	4.67%
Basic net earnings per common share	$0.67	$0.54	$0.52
Diluted net earnings per common share	$0.67	$0.54	$0.52
(1)	Ratios are annualized.
(2)	The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.
(3)	Calculated on a fully taxable equivalent basis (“FTE”).

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

2011 Compared to 2010
Net interest income for the three-month period ended September 30, 2011 was $6,163,000, a $1,085,000 or 21% increase when compared to the $5,078,000 reported for the same period in 2010.  The Company’s net interest margin increased by 59 bps to 3.41% compared to the 2.82% reported for the same quarter last year.  In comparison to the linked quarter, the Company’s net interest margin increased by 1 basis point from 3.40%.  Net interest income for the nine-month period ended September 30, 2011 was $18,364,000, a $3,109,000, or 20% increase when compared to the $15,255,000 reported for the same period in 2010.

The increase in net interest income and corresponding increase in net interest margin is primarily attributable to the reduction in funding costs.  The Company’s cost of funds was 1.13% during the three-month period ended September 30, 2011, compared to 1.69% reported in the same period last year and 1.16% in the linked quarter.  Decreased rates on our primary non-maturity deposit products and more aggressive pricing on time deposits have led to the decrease in funding costs.  The Company’s yield on earning assets was 4.52% during the three-month period ended September 30, an increase of 2 basis points from the 4.50% reported in the same period last year and a 1 basis point decrease from the linked quarter. A reduction in our overnight deposits contributed to the increased yield as our overnight deposits averaged $83 million during the third quarter of 2010 as compared to just $35 million during the third quarter of 2011.  We expect that continued margin expansion may be difficult in the current stagnant economic environment.

2010 Compared to 2009

Net interest income for the three-month period ended September 30, 2010 was $5,078,000, relatively flat with the $5,041,000 reported for the same period in 2009.  The Company’s net interest margin was 2.82% in comparison to 3.00% for the same period in 2009, a decrease of 18 basis points.  During the third quarter of 2010, interest income decreased by $520,000 as compared to the prior year due to a decline in average loans as well as the drop in yield earned on our investment portfolio.  Net interest income for the nine-month period ended September 30, 2010 was $15,255,000, a $611,000, or 4% increase when compared to the $14,644,000 reported for the same period in 2009.

Noninterest Income

2011 Compared to 2010
Noninterest income for the three-month period ended September 30, 2011 was $1,373,000, an increase of $497,000, or 57%, compared to the $876,000 for the same period last year.  The current period includes $541,000 in realized gains from the sale of securities compared to $0 in the same prior year period.  The Company recorded $110,000 in gains from partnership interests in the third quarter of 2010 compared to $0 in the three months ended September 30, 2011.  Excluding these nonrecurring items, noninterest income would have totaled $832,000, an increase of $66,000, or 9%, from the same period in the previous year.  In comparison to the prior year’s three-month period, brokerage fee income increased $65,000, or 53% and mortgage fee income decreased $20,000, or 23%.  For the nine-month period ended September 30, 2011, noninterest income was $3,188,000, an increase of $1,116,000, or 54%, compared to the $2,072,000 in the same period of the previous year.  Excluding realized gains on the sale of securities and partnership interests, noninterest income would have totaled $2,171,000, an increase of $162,000, or 8%, from the same period in the previous year.

2010 Compared to 2009
Noninterest income decreased $447,000 for the three-month period ended September 30, 2010, or 34%, compared to the same period last year, from $1,323,000 to $876,000.  However, included in noninterest income for the third quarter of 2009 were gains of $702,000 realized on the sale of securities as compared to $0 in gains recorded on the sale of securities for the third quarter of 2010.  The Company recorded $110,000 in gains from partnership interests in the third quarter of 2010 compared to $0 in the same period in 2009.  Excluding these gains, noninterest income increased $145,000 or 23% from the prior year period.  For the nine-month period ended September 30, 2010, noninterest income was $2,072,000, a decrease of $565,000, or 21%, from $2,637,000 in the same period of the previous year.

Noninterest Expense

2011 Compared to 2010
Noninterest expense for the three-month period ended September 30, 2011 was $5,342,000, an increase of $1,062,000, or 25%, compared to $4,280,000 in the same period last year.  The Company’s efficiency ratio improved slightly for the quarter to 69.57% as compared to 69.69% for the same quarter last year.  Specific items to note are as follows:

•
Compensation expense increased $416,000 due to year-end profit sharing accruals as well as increased pension costs and merit, equity, and promotional increases that went into effect during the current year.  The profit sharing accruals represent 75% of the projected payout assuming the Company continues to meet certain performance objectives.  If the performance objectives are not met, the accruals will be reversed in the fourth quarter;

•	Net foreclosed asset expense increased by $398,000 due to increased write-downs on foreclosed assets as compared to the same period last year;
•	The $158,000 increase in insurance expense is attributable to FDIC insurance premiums; and
•	Professional fees increased $110,000 due primarily to litigation costs incurred.

Noninterest expense for the nine-month period ended September 30, 2011 was $15,814,000, an increase of $2,998,000, or 23%, compared to $12,816,000 in the same period last year.  The primary increases in noninterest expense year-to-date are in compensation, foreclosed asset, legal and FDIC insurance expenses.

2010 Compared to 2009
Noninterest expense for the third quarter of 2010 totaled $4,280,000, an increase of $270,000, or 7%, compared to $4,010,000 during the same period of the previous year.  Compensation expense increased by approximately $85,000, with almost half of the increase the result of lower deferred salary costs in correlation to lower loan growth for the quarter.  For the nine-month period ended September 30, 2010 noninterest expense increased $723,000 or 6% to $12,816,000 from $12,093,000 in the same nine-month period a year earlier.

Asset Quality

Summary of Allowance for Loan Losses

2011 Compared to 2010
The allowance for loan losses was $10,013,000 as of September 30, 2011, compared to $11,003,000 as of December 31, 2010 and $10,669,000 reported a year earlier.  The ratio of the allowance for loan losses to total loans outstanding was approximately 1.96% at September 30, 2011, which compares to approximately 2.02% of total loans at December 31, 2010 and 1.98% of total loans at September 30, 2010.  The allowance represents an estimate of the amount that, in our judgment, will be appropriate to absorb probable losses on existing loans that may become uncollectible.  These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions.  A total of $1,048,000 in specific reserves was included in the balance of the allowance for loan losses as of September 30, 2011 for impaired loans, which compares to a total of $1,280,000 as of December 31, 2010 and $1,018,000 at September 30, 2010.

The Company recorded provision for potential loan losses of $164,000 for the third quarter of 2011, a decrease of $68,000 as compared to the same period last year.  During the third quarter of 2011, the Company’s specific reserves decreased by a total of $108,000, as charge-offs and reversals of specific reserves for the period outpaced new specific reserves.  Total reserves represented 94% of the non-accrual loan balances as of September 30, 2011, decreased from the 103% coverage of non-accrual loans as of June 30, 2011 but a significant increase from the 65% reported in the same period last year.

For the nine-month period ended September 30, 2011, the Company recorded provisions for potential loan losses of $425,000 compared to provisions of $105,000 in the same period prior year, an increase of $320,000.  We believe the allowance for loan losses is adequate to provide for expected losses in the loan portfolio, but there are no assurances that it will be.

2010 Compared to 2009
For the three-month period ended September 30, 2010, we recorded a provision for losses on loans of $232,000 compared to a $438,000 for the same period in the prior year, a decrease of $206,000.  The ratio of the allowance for loan losses to total loans outstanding was approximately 1.98% at September 30, 2010, which compares to approximately 2.56% at December 31, 2009.  At September 30, 2010, our total reserves amounted to $10,669,000 with $1,018,000 as specific reserves on our impaired loans and $9,651,000 as general reserves to cover inherent risks in our loan portfolio based on the current economic environment.  For the nine-month period ended September 30, 2010, the Company recorded provisions for potential loan losses of $105,000 compared to provisions of $9,872,000 in the same prior year period.

Non-Performing Assets
Non-performing assets include nonaccrual loans, loans past due 90 days or more, restructured loans and foreclosed/ repossessed property.  A loan will be placed on nonaccrual status when collection of all principal or interest is deemed unlikely.  A loan will be placed on nonaccrual status automatically when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of being collected.  In this case, the loan will continue to accrue interest despite its past due status.

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

The Company’s ratio of non-performing assets as a percentage of total assets increased 21 basis points to 4.33% as of September 30, 2011 as compared to 4.12% as of June 30, 2011 but decreased 45 basis points as compared to 4.77% as of September 30, 2010.  Non-performing assets consisted of non-accrual loans of $9,412,000, foreclosed assets of $17,915,000, troubled debt restructurings of $2,187,000 and loans totaling $3,124,000 that were past due greater than 90 days and still accruing.  The Company anticipates full payment of all past due amounts on the loans still accruing interest.

Net charge-offs as a percentage of average loans receivable amounted to 0.09% for the third quarter of 2011, compared to 0.17% for the linked quarter and 0.07% for the same quarter in the prior year.  Net charge-offs for the quarter ended September 30, 2011 were $450,000, in comparison to $897,000 for the second quarter of 2011 and $374,000 for the same quarter one year ago.

Nonperforming assets at September 30, 2011, December 31, 2010 and September 30, 2010 are presented in the following table:

Nonperforming Assets

In thousands	9/30/11	12/31/10	9/30/10
Nonaccrual loans	$9,412	$12,242	$16,474
Loans past due 90 days or more	3,124	2,244	2,231
Restructured loans	2,187	0	0
Total nonperforming loans	$14,723	$14,486	$18,705

Foreclosed, repossessed and idled properties	17,915	16,081	18,608
Total nonperforming assets	$32,638	$30,567	$37,313

Subsequent to 9/30/11, $1,110 of the balance included in the past due 90 days or more paid off principal and interest in full and $1,960 paid interest and principal current, leaving only $53 in this category.

If nonaccrual loans had performed in accordance with their original terms, additional interest income would have been recorded in the amount of $437,000 for the nine months ended September 30, 2011; $1,200,000 for the year ended December 31, 2010; and $996,000 for the nine months ended September 30, 2010.

Higher Risk Loans
Certain types of loans, such as option ARM products, interest-only loans, subprime loans, and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  We do not offer option ARM, interest-only, or subprime mortgage loans.

Junior-lien mortgages can also be considered higher risk loans and our junior lien portfolio currently consists of balances totaling $21,952,000 (4.3% of total portfolio) at September 30, 2011.  Loans included in this category that were initially made with high loan-to-value ratios of 100% or greater have current balances totaling $1,604,000 at September 30, 2011.  Since 2003, we have experienced charge-offs totaling $830,000 in junior lien mortgages.

Financial Condition

Total assets at September 30, 2011 were $753,529,000, a decline of $14,059,000 or 2% from $767,588,000 at December 31, 2010.  The principal components of the Company’s assets at the end of the period were $19,114,000 in cash and cash equivalents, $148,811,000 in securities available-for-sale, $28,315,000 in securities held-to-maturity and $511,517,000 in gross loans.  Total assets at December 31, 2010 were $767,588,000 with the principal components consisting of $24,312,000 in cash and cash equivalents, $145,894,000 in securities available-for-sale, $7,634,000 in securities held-to maturity and $544,294,000 in gross loans.

Total liabilities at September 30, 2011 were $694,701,000, down $18,959,000 or 3% from $713,660,000 at December 31, 2010.  Deposits decreased $19,915,000 or 3% to $607,497,000 from the $627,412,000 at December 31, 2010.   The reduction in deposits during the third quarter is a seasonal fluctuation primarily attributable to our municipal customers using their excess cash reserves for operations.  In anticipation of these deposit reductions, we sold $12.4 million of investments for liquidity purposes during the third quarter, resulting in a gain recorded of $541,000.  We expect these deposits to begin to rebuild during the fourth quarter of 2011 and first quarter of 2012.

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared.    On August 15, 2011, with the approval of the Federal Reserve, the Company paid all dividend payments it had previously deferred, plus the dividend payment due and payable on August 15, 2011, on its Series A Preferred Stock.  The amount of the payment was $1,240,000.  The Company also paid all interest payments due on the Junior Subordinated Debentures, the amount of which was $612,000. On November 7, 2011, the Company received approval from the Federal Reserve to pay the quarterly dividend in the amount of $200,000 on its Series A Preferred Stock, due November 15, 2011.  The Company also received approval to pay the quarterly interest payments due on its Junior Subordinated Debentures.  As a result, the Company is current on all payments for the Series A Preferred Stock and Trust Preferred Securities.  Following the Company’s entrance into a Written Agreement with the Reserve Bank on September 30, 2010, any decision by the Board of Directors to pay dividends on the Series A Preferred Stock, interest on the Preferred Stock, or dividends on common stock will require the approval of the Reserve Bank.  In the future, the Company plans, subject to Board approval, to seek approval from the Federal Reserve to pay dividends on the Company's Series A Preferred Stock and Trust Preferred Securities to keep them current.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  As of September 30, 2011 and December 31, 2010, the Company and the subsidiary bank met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized”.  These capital amounts and ratios are included in Note 12 of the consolidated financial statements incorporated by reference herein.  Looking to the fourth quarter, we will be focused on continued improvement in asset quality and continued revenue generation to position the Company to repay 25% ($4,004,750) of TARP in early 2012.  Any TARP repayment will be subject to regulatory approval.

Interest Rate Risk

Interest rate risk is the exposure to fluctuations in the Company’s future earnings (earnings at risk) and value (economic value at risk) resulting from changes in interest rates.  This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayment and contractual interest rate changes.  The Company remains asset sensitive at September 30, 2011 as simulation results indicate that net interest income would increase in an upward rate environment and decrease in an downward rate environment.  For a further discussion on interest rate risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Liquidity

One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity.  Liquidity measures our ability to meet our maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for customers’ credit needs.  Liquidity represents a financial institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.  We sell excess funds overnight to provide an immediate source of liquidity and as of September 30, 2011 we had a total of $12,665,000 in overnight funds at the Reserve Bank.   Overnight cash maintained in interest-bearing accounts averaged $35,316,000 in the third quarter of 2011 compared to an average of $83,121,000 during the same period last year and compared to an average of $45,717,000 in the second quarter of 2011.  The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The secondary liquidity source for both short-term and long-term borrowings consists of a secured line of credit from the Federal Home Loan Bank (“FHLB”).  At September 30, 2011, the line of credit had $50,500,000 outstanding under a total available line of $80,331,000.  Borrowings from the FHLB are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral.  Additionally, we have an established line of credit with the Reserve Bank’s Discount Window that had no outstanding balance under a total available line of $47,513,000 at September 30, 2011.  Borrowings from the FRB Discount Window are secured by a collateral agreement on a pledged portion of the Bank’s commercial and real estate construction collateral.

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

Recent and Future Accounting Considerations

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.  Disclosures related to TDRs under ASU 2010-20 have been presented in Note 3.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Bank was named a defendant in litigation filed by Ukrop’s Super Markets, Inc. (“Ukrop’s”) against the Bank in relation to a lease agreement with IMD Investment Group, LLC (“IMD”).  The litigation was filed in the Circuit Court for the City of Richmond, Virginia on or about July 22, 2010.  The suit alleged that pursuant to an August 31, 2009 Subordination, Attornment and Non-Disturbance Agreement (the “SNDA”) between Ukrop’s and the Bank, when the Bank foreclosed on the Deed of Trust, it automatically succeeded to the position of IMD under the lease between IMD and Ukrop’s and became responsible for any alleged breaches of that lease by IMD.  Ukrop’s requested monetary damages in an amount of approximately $8.7 million as a result of IMD’s alleged breach of contract.  On September 28, 2011, the Bank and Ukrop’s resolved the matter, and the litigation has been dismissed with prejudice.  The amounts paid in connection with this settlement did not have a material effect upon our results of operations or financial condition taken as a whole.

Item 1A.  Risk Factors.

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010 and the Company’s Form 10-Q for the quarter ended June 30, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, is formatted in XBRL interactive data files:  (i) Consolidated Statement of Operations for the three- and nine-months ended September 30, 2011 and 2010; (ii) Consolidated Balance Sheet at September 30, 2011 and December 31, 2010; (iii) consolidated Statement of Cash Flows for the nine-months ended September 30, 2011 and 2010; and (iv) Notes to Financial Statements.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

November 14, 2011	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief Executive Officer

November 14, 2011	/s/ Kimberly B. Snyder
Date	Kimberly B. Snyder, Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, is formatted in XBRL interactive data files:  (i) Consolidated Statement of Operations for the three- and nine-months ended September 30, 2011 and 2010; (ii) Consolidated Balance Sheet at September 30, 2011 and December 31, 2010; (iii) consolidated Statement of Cash Flows for the nine-months ended September 30, 2011 and 2010; and (iv) Notes to Financial Statements.

*  Filed herewith.