Form 10-K
period 2011-12-31
VALLEY FINANCIAL CORP /VA/
filed 2012-03-19
CIK 921590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes ☐  No ☒

The aggregate market value of Valley Financial Corporation Common Stock held by non-affiliates of Valley Financial Corporation as of June 30, 2011 was $17,109,856.

The number of shares of Valley Financial Corporation Common Stock outstanding as of March 2, 2012 was 4,742,095.

Documents of Which Portions	Parts of Form 10-K into Which Portion of
Are Incorporated by Reference	Documents Are Incorporated
Proxy Statement for Valley Financial	Certain Items in Part III as indicated
Corporation’s 2012 Annual
Meeting of Shareholders

VALLEY FINANCIAL CORPORATION
FORM 10-K
December 31, 2011

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

Effective June 26, 2003, Valley Financial (VA) Statutory Trust I was established as a wholly-owned subsidiary of the Company for the purpose of issuing trust preferred securities. Effective October 16, 2002, the Bank established VB Investments, LLC as a wholly-owned subsidiary of the Bank to be a limited partner in various tax credit partnerships. The establishment of the subsidiary gives the Bank the right to utilize certain federal and state tax credits. Effective September 26, 2005, Valley Financial (VA) Statutory Trust II was established as a wholly-owned subsidiary of the Company for the purpose of issuing additional trust preferred securities.  Effective December 15, 2006, Valley Financial (VA) Statutory Trust III was established as a wholly owned subsidiary of the Company for the purpose of issuing additional trust preferred securities.  These entities raised capital (in the case of the statutory trusts) or investments (in the case of the LLC) for the Company and the Bank.  VB Land, LLC was established in September 2008 as a wholly-owned subsidiary of the Bank to provide credit intermediary services for the Bank.  In June 2010, the Bank established Ivy View, LLC, a wholly-owned subsidiary, to manage one large commercial real estate project that the Bank acquired through foreclosure.  In September 2011, the Bank established FRP II, LLC, a wholly-owned subsidiary, to assist in the disposition of one of its properties acquired through foreclosure.

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

The Bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”).  CDARS gives us the ability to provide our deposit customers access to FDIC insurance in amounts exceeding the existing FDIC limit.  This permits our institution to better attract and retain large deposits from businesses, nonprofit organizations, individuals and other customers that require an assurance of safety.  The Bank offers a remote deposit transaction delivery system

(“RDC”) which allows the Bank to receive digital information from deposit documents captured at remote locations.  These locations may be our branches, ATMs, domestic and foreign correspondents, or locations owned or controlled by commercial or retail customers of the Bank. In substance, RDC is similar to traditional deposit delivery systems; however, it enables customers of financial institutions to deposit items electronically from remote locations. RDC can decrease processing costs, support new and existing banking products, and improve customers' access to their deposits; however, it introduces additional risks to those typically inherent in traditional deposit delivery systems. During 2012, the Bank also introduced Mobile Banking services to its consumer customers.

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

A Senior Loan Committee and a Directors’ Loan Committee are used to approve loans.  The Senior Loan Committee is comprised of our Chief Executive Officer, Chief Lending Officer, Chief Credit Officer, Senior Real Estate Finance Officer, Senior Business Banking Manager and Senior Business Banking Officer.  The Directors’ Loan Committee is comprised of six Directors, of which five are independent Directors.  Both Committees approve new, renewed, and modified loans that exceed individual officer loan authorities.  The Directors’ Loan Committee also reviews any changes to the Bank’s lending policies, which are then approved by the Board of Directors.

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

Construction and Development Lending
The Bank makes loans for the purpose of financing the construction of business and residential structures to financially responsible business entities and individuals.  Additionally, the Bank makes loans for the purpose of financing the acquisition and development of commercial and residential projects.  These loans are subject to additional underwriting standards as compared to our commercial and residential real estate loans, due to the following inherent risks associated with construction and development loans. Construction loans and acquisition and development loans bear the risks that the project will not be finished according to schedule; the project will not be finished according to budget; and/or the value of the collateral may at any point in time total less than the principal amount of the loan.  Construction loans and acquisition and development loans also bear the risk that the general contractor, who may or may not be the Bank’s loan customer, is unable to finish the construction project as planned because of financial pressures unrelated to the project.  Loans to customers that are made as permanent financing of construction loans may likewise under certain circumstances be affected by external financial pressures.

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

Financial Services

Valley Wealth Management Services, Inc, (“VWM”) a wholly-owned subsidiary of the Bank, completed its sixth year of offering non-deposit investment and insurance products to the public.  VWM changed broker dealer services to Investment Centers of America (“ICA”) on January 14, 2011.  This conversion has enabled VWM to broaden its focus on financial planning by incorporating advanced tools and technologies available through ICA.

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

The population in the Roanoke MSA was estimated at 309,169 as of July 1, 2010 per the Weldon Cooper Center for Public Services, University of Virginia. The Roanoke MSA’s growth typically is slower than that in the Commonwealth overall and in other key Virginia markets in particular. The Virginia Employment Commission reported that the Roanoke MSA had a seasonally unadjusted unemployment rate of 6.4% in December 2011, compared with 8.3% nationally and 6.1% for Virginia.

The business community in the Roanoke MSA is well diversified by industry group. The principal components of the economy are retail trade, services, transportation, manufacturing, finance, insurance, and real estate. The Roanoke MSA’s position as a regional center creates a strong medical, legal and business professional community. Carilion Health System, Advance Auto Parts, Lewis-Gale Hospital, and the Veterans Administration Hospital are among Roanoke’s largest employers. Other large employers include Norfolk Southern Corporation, General Electric Co., Wells Fargo Company, The Kroger Company – Mid Atlantic, and ITT Industries Night Vision.

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

Our market area is a highly concentrated, highly branched banking market. Currently, the Bank, Bank of Botetourt, Bank of Fincastle, Bank of Floyd, and Hometown Bank are the only locally owned and operated commercial banks. Most competitors are subsidiaries of large holding companies headquartered in Georgia, Tennessee, Northern Virginia, and California, all of whom have substantially greater resources and lending limits than we do and offer certain services, such as extensive and established branch networks and other services that we cannot provide.  Additionally, these larger institutions operating in the Roanoke MSA have access to borrowed funds at a lower cost than we do.  Numerous credit unions operate additional offices in the Roanoke MSA. Further, various other financial companies, ranging from local to national firms, provide financial services to residents of the Bank’s market area.

We believe that the Bank will continue to be able to compete effectively in this market, and that the community reacts favorably to our community bank focus and emphasis on service to small businesses, individuals and professional entities.

Employees

As of December 31, 2011, the Company had 130 full-time employees and 6 part-time employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel.  None of the Company’s employees is represented by a union or covered under a collective bargaining agreement.  Management of the Company considers its employee relations to be excellent.

The Bank was recently named as one of the 2012 Best Places to Work in Virginia.  The annual list of “Best Places to Work” was created by Virginia Business and Best Companies Group.  The rankings were published in the February 2012 issue of Virginia Business and the Bank ranked 8th in the mid-sized employer group (firms with 100 – 249 employees).

This survey and award program was designed to identify, recognize and honor the best places of employment in Virginia, benefiting the state’s economy, its work force and businesses.  Ninety organizations from across the state entered the two-part survey process to determine the Best Places to Work in Virginia.  The first part consisted of evaluating each nominated company’s workplace policies, practices, philosophy, systems and demographics.  The second part consisted of an employee survey to measure the employee experience.  The combined scores determined the top organizations and the final ranking.  Best Companies Group managed the overall registration, survey and analysis process and determined the final rankings.  In the end, a total of 70 companies made the final cut for this year’s list.

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

Regulatory Agreement

Set forth below is a summary of statutes and regulations affecting companies like the Company and the Bank.  Federal and state laws and regulations provide regulatory oversight for virtually all aspects of the Company’s and the Bank’s operations.  This summary is qualified in its entirety by reference to these statutes and regulations and is not intended to be an exhaustive description of the statutes or regulations which are applicable to the business of the Company and/or the Bank.  Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company and/or the Bank.

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

The Bank

General.  Our subsidiary, Valley Bank, is a state bank and member of the Federal Reserve System.  The Federal Reserve and the Virginia Bureau of Financial Institutions regulate and monitor all significant aspects of our operations.  The Federal Reserve requires quarterly reports on our financial condition, and we receive periodic examinations from both federal and state regulators.  The cost of complying with these regulations and reporting requirements can be significant.  In addition, some of these regulations, such as restrictions on the ability to pay dividends, impact investors directly.

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

Dividends. The amount of cash dividends we are permitted to pay is limited by federal and state law, regulation and policy and will depend upon our earnings and capital position.  Virginia law imposes restrictions on the ability of all banks chartered under Virginia law to pay dividends.  Under Virginia law, no dividend may be declared or paid that would impair a bank’s paid-in capital, and payments must be paid from retained earnings.  Virginia Banking regulators and the Federal Reserve have the general authority to limit dividends we pay.

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

The Federal Reserve also has issued guidelines that bank holding companies should inform and consult with the Federal Reserve in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure.

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

Among the Dodd-Frank Act’s significant regulatory changes, it created a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance, which may increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers.  Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and state attorney generals may enforce consumer protection rules issued by the Bureau.  The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier 1 capital.  These restrictions may limit our future capital strategies.  The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.

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

FDIC Insurance.  The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) are calculated. The amount of the assessment is a function of the institution’s risk category, of which there are four, and assessment base.  An institution’s risk category is determined according to its supervisory ratings and capital levels and is used to determine the institution’s assessment rate.  Under the amendments pursuant to the Dodd-Frank Act, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the reserve ratio to 2.0 percent. The Dodd-Frank Act also provided that, effective July 1, 2011 depository institutions may pay interest on demand deposits. In addition, the FDIC has adopted final rules whereby it will provide unlimited deposit insurance for non-interest bearing transaction accounts through December 31, 2012.  This temporary unlimited coverage is in addition to the FDIC’s coverage of $250,000 available to depositors under the FDIC’s general deposit insurance rules.

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

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, which may result in more stringent capital requirements.  Under the Collins Amendment to the Dodd-Frank Act, federal regulators have been directed to establish minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis.  These minimum requirements can’t be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions, nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of July 21, 2010.  These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions.  The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets.  Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013.  The Collins Amendment did not exclude preferred stock issued to the U.S. Treasury through the Capital purchase Program from Tier 1 capital treatment.  Accordingly, the Company’s trust preferred securities and preferred stock issued to the U.S. Treasury through the Capital Purchase Program will continue to qualify as Tier 1 capital.

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

Governmental Monetary Policies.  Our earnings and growth are affected not only by general economic conditions, but also by the monetary and fiscal policies of various governmental regulatory authorities, particularly the board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “Federal Reserve”).  The Federal Reserve Board’s Open Market Committee implements national monetary policy in United States government securities, control of the discount rate and establishment of reserve requirements against both member and nonmember financial institutions’ deposits.  These actions have a significant effect on the overall growth and distribution of loans, investments, and deposits, as well as the rates earned on loans, or paid on deposits.

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

Our success depends to a large degree on the general economic conditions in Roanoke, Virginia.  A prolonged economic recession in our market area could cause any of the following consequences, each of which could adversely affect our business:

•	Demand for our products and services could decline;
•	Loan delinquencies may increase; and
•	Problem assets and foreclosures may increase.

Additionally, the adverse consequences to us in the event of a continued economic recession in our market could be compounded by the fact that the majority of our commercial and real estate loans are secured by real estate located in our market area.  A further decline in real estate values in our market would mean that the collateral for many of our loans would provide less security.  As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral securing the loans would be diminished.  In addition, some of our loans are dependent on the successful completion of real estate projects and the demand for the sale of homes, both of which could be adversely impacted by a continued decline in the real estate markets.

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

Dramatic declines in the housing market over the past five years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we periodically execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

Recently enacted legislation, legislation enacted in the future, or any proposed federal programs subject us to increased regulation and may adversely affect us.

On October 14, 2008, the U.S. Treasury announced the Capital Purchase Program (the “CPP”) under the EESA pursuant to which it would purchase senior preferred stock in participating financial institutions. We are participating in the CPP. Because we participate in the CPP, we are subject to increased regulation, and we face additional regulations or changes to regulations to which we are subject as a result of our participation. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. For example, the EESA contains, among other things, significant restrictions on the payment of executive compensation, which may have an adverse effect on the retention or recruitment of key members of senior management. Also, the cumulative dividend payable under the preferred stock that we issued to the U.S. Treasury pursuant to the CPP increases from 5% to 9% in December 2013 and we may not deduct interest paid on our preferred stock for income tax purposes.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which implements significant changes in the financial regulatory landscape and will impact all financial institutions, including Valley Financial Corporation and Valley Bank.  The Dodd-Frank Act is likely to increase our regulatory compliance burden.  However, it is too early for us to fully assess the full impact of the Dodd-Frank Act on our business, financial condition or results of operations in part because many of the Dodd-Frank Act’s provisions require subsequent regulatory rulemaking.  Among the Dodd-Frank Act’s significant regulatory changes, it created a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance, which may increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers.  Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and state attorney generals may enforce consumer protection rules issued by the Bureau.  The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier 1 capital.  These restrictions may limit our future capital strategies.  The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.  Although certain provisions of the Dodd-Frank Act, such as direct supervision by the Bureau, will not apply to banking organizations with less than $10 billion of assets, such as Valley Financial Corporation and Valley Bank, the changes resulting from the legislation could impact our business.  These changes will require us to invest significant management attention and resources to evaluate and make necessary changes.

We are not able to predict when or whether additional regulatory or legislative reforms will be enacted or what its contents will be. Accordingly, we cannot predict the impact of any legislation on our businesses or operations.

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

Our long-term goal is to maintain a balanced position in terms of the volume of assets and liabilities that mature or re-price during any period so that we may reasonably predict our net interest margin; however, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and influence our ability to maintain this neutral position.  Generally speaking, our earnings will be more sensitive to fluctuations in interest rates, the greater the variance in the volume of assets and liabilities that mature or re-price in any period.  The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of interest rates, and whether the Company is more asset sensitive or liability sensitive.  Accordingly, we may not be successful in maintaining this position and, as a result, our net interest margin may suffer, which would negatively impact our earnings.

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

We are required to obtain approval from the Federal Reserve prior to making any distributions on our Preferred Stock, any interest payments on our Trust Preferred Securities, or declare any common dividends.

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

On December 12, 2008 we closed on our agreement with the U.S. Treasury to participate in the CPP.  As a part of that program, we issued 16,019 shares of Series A Preferred Stock to the U.S. Treasury.  During the period the shares of our Series A Preferred Stock are outstanding, no dividends may be paid on our common stock unless all preferred dividends have been paid in full.  The dividends declared on shares of our Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share.  Additionally, warrants to purchase our common stock issued to the Treasury, in conjunction with the issuance of the Series A Preferred Stock, may result in dilution to our earnings per share.  The shares of our Series A Preferred Stock will also receive preferential treatment in the event of our liquidation or dissolution.  See Note 18 of the Consolidated Financial Statements.

Holders of the Series A Preferred Stock may, under certain circumstances, have the right to elect two directors to our board of directors.

As of December 31, 2011, we are current on our preferred dividends.  However, in the event that we fail to pay dividends on the Series A Preferred Stock for an aggregate of six quarterly dividend periods or more, the authorized number of directors then constituting our board of directors may be increased by two.  Holders of the Series A Preferred Stock, together with the holders of any outstanding parity stock with like voting rights, referred to as voting parity stock, voting as a single class, will be entitled to elect the two additional members of our board of directors, referred to as the preferred stock directors, at the next annual meeting (or at a special meeting called for the purpose of electing the preferred stock directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.

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

The securities purchase agreement we entered into with Treasury permits Treasury to unilaterally amend the terms of the securities purchase agreement to comply with any changes in federal statutes after the date of its execution.  The American Recovery and Reinvestment Act (“ARRA”) imposed additional executive compensation limits on all current and future TARP recipients, including us, until we have repaid Treasury.  These additional restrictions may impede our ability to attract and retain qualified executive officers.  We may repay the Treasury at any time without penalty or requirement that additional capital be raised, subject to approval by the Federal Reserve.  Additional unilateral changes in the securities purchase agreement could have a negative impact on our financial condition and results of operations.

Our legal lending limit may limit our growth.

We are limited in the amount we can lend to a single borrower by the amount of our capital.  Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower.  As of December 31, 2011, we were permitted, by law, to lend approximately $12.1 million to any one borrower.  However, we have set a “house lending limit” of approximately $8.5 million.  This amount is significantly less than many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us.  Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume.  We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always efficient or always available.  We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in such loans on terms we consider favorable.

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

Item 3.  Legal Proceedings.

In the normal course of business, the Company is involved in various legal proceedings.  Management believes that the ultimate resolution of these proceedings will not have a material effect on the Company’s financial position, liquidity, or results of operations.

Item 4.  Mine Safety Disclosures.

None.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information. The Company is authorized to issue up to 10,000,000 shares of Common Stock, no par value, of which 4,742,095 shares were issued and outstanding and held of record by approximately 817 holders on the beneficial side and 422 shareholders on the registered side at March 2, 2012.

The Common Stock is quoted under the symbol VYFC on the NASDAQ Capital Market.   The quarterly high and low sales prices per share for the Common Stock as reported on NASDAQ during each quarter of the last two fiscal years and the common dividends declared during these periods were as follows:

	2011			2010
Quarter Ended	High	Low	Dividends Declared	High	Low	Dividends Declared

March 31	$5.70	$3.13	$0	$4.88	$3.15	$0
June 30	$5.19	$4.75	$0	$5.92	$3.78	$0
September 30	$5.19	$4.44	$0	$4.58	$3.05	$0
December 31	$5.00	$4.40	$0	$4.00	$2.90	$0

Dividends.  In accordance with the written agreement, the Company is not able to make any distributions on its Series A Preferred Stock, any interest payments on its Trust Preferred Securities, or declare any common dividends without prior approval from the Federal Reserve.  The Series A Preferred Stock issuance completed to United States Treasury under the Capital Purchase Plan on December 12, 2008 is senior to the Company’s common stock. The Company is unable to pay any dividends on its common stock unless it is current in its dividend payments on the Series A Preferred Stock. The Company has the right to defer distributions on its Series A Preferred Stock for any period of time, during which time no dividends may be paid on its common stock. The dividends declared on the Preferred Stock also will reduce the net income to common shareholders and the Company’s earnings per common share.

Item 6.  Selected Financial Data

Selected Financial Data
(in 000’s)

	2011	2010	2009	2008	2007
For the Year
Net interest income	$24,310	$21,063	$19,824	$17,199	$15,600
Noninterest income	4,009	2,793	3,222	2,411	2,326
Revenue, net of interest expense	28,319	23,856	23,046	19,610	17,926
Noninterest expense	20,175	17,918	16,816	14,034	12,699
Provision for loan losses	224	1,127	15,179	3,323	1,250
Tax provision (benefit)	2,232	1,318	(3,263)	577	1,049

Net income (loss)	$5,688	$3,493	$(5,686)	$1,676	$2,928

Preferred dividends and accretion of warrants	968	959	947	53	-
Net income (loss) to common shareholders	$4,720	$2,534	$(6,633)	$1,623	$2,928

Per Common Share
Basic net income (loss)	$1.00	$0.54	$(1.42)	$0.35	$0.69
Diluted net income (loss)	$1.00	$0.54	$(1.42)	$0.35	$0.68
Cash dividends declared	$0.00	$0.00	$0.04	$0.14	$0.14

At Year-End
Assets	$773,504	$767,588	$713,725	$674,479	$600,967
Securities	189,235	153,528	82,476	87,244	76,122
Loans, gross	508,586	544,294	571,021	553,046	487,164
Reserve for loan losses	(9,650)	(11,003)	(14,630)	(7,592)	(4,883)
Deposits	630,708	627,412	552,928	466,335	432,453
Securities under agreement to repurchase	18,646	17,296	21,304	35,693	33,294
FHLB Borrowings	43,000	48,000	68,000	80,000	68,000
Trust preferred securities	16,496	16,496	16,496	16,496	16,496
Total shareholders’ equity	60,113	53,928	51,539	58,505	40,716

Ratios
Return on average assets	0.73%	0.46%	(0.81%)	0.27%	0.50%
Return on average equity	9.88%	6.49%	(10.03%)	3.87%	8.03%
Dividend payout ratio	0.00%	0.00%	(2.82%)	40.00%	20.59%
Average equity to average assets	7.44%	7.20%	8.17%	6.86%	6.16%

Operating Revenue

The following table sets forth, for the two fiscal years ended December 31, 2011 and 2010, the percentage of total operating revenue contributed by each class of similar services which contributed 15 percent or more of total consolidated revenues of the Company during such periods.

Period	Class of Service	% of Total Revenues
December 31, 2011	Interest and fees on loans	77.38%
December 31, 2010	Interest and fees on loans	81.41%

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2011 and 2010. The purpose of this discussion is to focus on important factors affecting our financial condition and results of operations.  The discussion should be read in conjunction with the audited consolidated financial statements and related notes to assist in the evaluation of our 2011 performance.

Executive Overview
Valley Financial Corporation, a Virginia corporation, is a financial holding company based in Roanoke, Virginia.  Its principal subsidiary, Valley Bank, is also headquartered in Roanoke, Virginia.  The Company’s core businesses include commercial banking, retail and small business banking, consumer lending, mortgage banking, and wealth management services.  The Company has eight full-service financial centers serving the Roanoke Valley at December 31, 2011.

The Company provides convenient financial services through multiple channels in its primary banking market.  The Company has developed products and services designed to meet the needs of all consumers.  The Company focuses on attracting and retaining customers through providing customer service that “Exceeds Expectations”.  This strategy includes partnering with our clients while providing excellent service through branches that are open six days a week, automated teller machine (“ATM”) networks and telephone, internet and mobile banking.

The Company’s lending strategy is to originate high credit quality, primarily secured, loans.  The Company’s largest core lending business is its commercial real estate loan operation, which offers fixed and variable-rate loans and lines of credit secured by real estate properties.  These loans are generally made on local properties or to local customers within our market.

While the Company’s rebound in 2010 from the unprecedented real estate downturn and resulting severe recession of 2008 and 2009 marked the beginning of our resurgence as a high-performing community banking company, 2011’s performance was exceptional by all standards of measurement and comparison.  An improving credit quality, strong balance sheet management and superior expense control were the hallmarks of another record year of earnings’ performance for our company in 2011.  As noted below, the $1.00 earned per fully diluted share marked a momentous threshold achievement in the Company’s 16-year history.

For the year ended December 31, 2011, the Company reported net income of $5.7 million compared to $3.5 million for last year, an increase of $2.2 million, or 63%.  After the dividend on preferred stock and accretion of discounts on warrants, net income available to common shareholders was $4.7 million, or $1.00 per diluted common share, as compared to $2.5 million, or $0.54 per diluted common share, for the last year, an increase of 86%.   The Company’s earnings for the year produced an annualized return on average total assets of 0.73% and an annualized return on average shareholder’s equity of 9.88%, compared to 0.46% and 6.49% respectively for 2010.  The book value of the Company’s common stock increased to $9.32 per share as of December 31, 2011, up 10.3% over the $8.45 per share book value as of a year earlier.

At December 31, 2011, Valley Financial’s total assets were $773.5 million, total deposits were $630.7 million, total loans stood at $508.6 million and total shareholders' equity was $60.1 million. Compared with December 31, 2010, the Company experienced increases of $5.9 million or 0.8% in total assets, $ 3.3 million or 0.5% in total deposits and $6.2 million or 11.5% in total equity, while total loans decreased $35.7 million or 6.6% over the twelve-month period. Average loans for the year were $519.8 million, down from the average of $554.4 million during 2010, while average securities were $170.3 million, up $60.8 million or 56% as compared to the prior year.  Average deposits were $634.0 million, up $34.2 million or 6% as compared to the $599.8 million for 2010.

The Company’s risk based capital levels improved as well, and remain well above regulatory standards for well-capitalized banks.  Tier 1 risk-based and total risk-based capital ratios were 13.4% and 14.6%, respectively, at December 31, 2011, improved from the 13.1% and 14.4% reported at September 30, 2011, and improved from the  12.1% and 13.4% reported at December 31, 2010.   The Company’s leverage ratio also improved to 9.9% at December 31, 2011 from the 9.5% and 9.1% reported at September 30, 2011 and December 31, 2010 respectively.  The Company is current on all preferred dividend payments to the U.S. Treasury and current on all interest payments on the Company’s trust preferred securities.

As you may recall, 2010 witnessed our ascension to the #4 market share position in deposits for the Greater Roanoke Metropolitan Statistical Area and in 2011, our hold on that position strengthened according to the June 30, 2011 FDIC Summary of Deposits Report.  The Company’s market share in 2011 increased to 9.9% from 9.3% in 2010 and we now trail just Wells Fargo, SunTrust, and BB&T in terms of market share.  As we did in 2010, this deposit growth continues to be fueled by core, transaction-based accounts and our innovative and exciting suite of products such as MyLifestyle Checking and Savings and our Prime Money Market have lead the way.  As of the end of 2011, Prime Money Market deposits totaled $290 million, up $38 million over 2010, and this is on top of the $116 million, or 86% increase over year-end 2009.  In addition, we are quite pleased with our continued success in attracting noninterest bearing deposits which increased 22% in 2011 compared to year-end 2010.  All of this core deposit growth has greatly reduced the need to chase higher cost certificates of deposit.  We attribute this phenomenal deposit growth to great products, delivered by our experienced and talented bankers with an exceptional level of service offered to our customers.  As we anticipated, this significant growth in core deposits had a very positive effect on our overall cost of funds in 2011.  The Company’s cost of funds was 1.17% for the year ended December 31, 2011, compared to 1.72% reported for the prior year.  This 0.55% improvement was the primary driver that resulted in an increase in net interest income of $3.2 million or 15%, as compared to the prior year and an increase in the Company’s net interest margin of 42 basis points to 3.39%.

Improving credit quality remains the primary focus of senior management and we are pleased to report that during 2011 we successfully resolved several problem loan situations that resulted in a reduction in the level of reserves required.  The Company’s ratio of non-performing assets as a percentage of total assets decreased 36 basis points to 3.62% as of December 31, 2011, as compared to 3.98% as of December 31, 2010, and has declined a total of 74 basis points from the 4.36% reported as of December 31, 2009.  Loan loss provisions decreased substantially in comparison to the prior year period, from $1.1 million in 2010 to just $224,000 in 2011.  At December 31, 2011, the ratio of allowance for loan losses as a percentage of total loans was 1.90% compared to 2.02% as of December 31, 2010.  We remain, however, cautiously optimistic that asset quality will continue to improve and that our potential to achieve improved profitability will continue to be enhanced.

Our plan for 2012 continues to incorporate growing our capital base at a pace exceeding the rate of asset growth in order to position the Company to begin repayment of the preferred stock associated with the U.S. Treasury Departments’ Capital Purchase Program from retained earnings.  Just recently, we were one of the first and loudest voices in addressing the stipulated level of incremental redemption of the TARP preferred shares.  As we requested, the U.S. Treasury did amend the level for incremental redemption from 25% of the amount outstanding to 5%, with a minimum of $100,000.  This amendment should enable community banking companies to be better positioned to receive the required regulatory support to commence redeeming the preferred shares.

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

Non-USGAAP Financial Measures

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

In thousands	2011	2010
Net interest income, non tax-equivalent	$24,310	$21,063

Less: tax-exempt interest income	(576)	(563)
Add: tax-equivalent of tax-exempt interest income	873	853

Net interest income, tax-equivalent	$24,607	$21,353

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

Allowance for Loan Losses
The Company considers the allowance for loan and lease losses of $9.6 million appropriate to cover losses incurred in the loan and lease portfolio as of December 31, 2011.  However, no assurance can be given that the Company will not in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, the Company’s ongoing credit review process or regulatory requirements, will not require significant changes in the allowance for loan and lease losses.  Among other factors, a continued economic slowdown and/or a decline in commercial or residential real estate values in the Company’s market may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

Foreclosed Assets
Foreclosed assets represent properties acquired through foreclosure or physical possession.  Appraisals are obtained at the time of foreclosure and any necessary write-downs to fair value at the time of transfer to foreclosed assets are charged to allowance for loan losses.  Subsequent to foreclosure, we periodically evaluate the value of foreclosed assets held for sale and record an impairment charge for any subsequent declines in fair value less selling costs.  Subsequent declines in value are charged to operations.  Fair value is based on our assessment of information available to us at the end of a reporting period and depends upon a number of factors, including our historical loss experience, economic conditions, and issues specific to individual properties.  Our evaluation of these factors involves subjective estimates and judgments that may change.

Results of Operations

Net Income

2011 Compared to 2010
For the year ended December 31, 2011, the Company reported net income of $5.7 million compared to $3.5 million for last year, an increase of $2.2 million or 62.9%.  After the dividend on preferred stock and accretion of discounts on warrants, net income available to common shareholders was $4.7 million, or $1.00 per diluted common share, as compared to $2.5 million, or $0.54 per diluted common share, for the last year.   The Company’s earnings for the year produced an annualized return on average total assets of 0.73% and an annualized return on average shareholder’s equity of 9.88% in comparison to 0.46% and 6.49% for 2010.  The book value of the Company’s common stock increased to $9.32 per share as of December 31, 2011, up 10.3% over the $8.45 per share book value as of a year earlier. Loan loss provisions decreased substantially in comparison to the prior year, from $1.1 million in 2010 to $224,000 in 2011. We believe our total reserve is adequate and appropriate to cover our potential loss exposure on impaired loans (based upon a full collateral analysis of each impaired relationship identified) and to cover any other probable losses on our remaining portfolio.

Net income for the three-month period ending December 31, 2011 was $1.8 million compared to net income of $342,000 for the same period last year.  After deducting the dividends and discount accretion on preferred stock, net income available to common shareholders for the three-month period ended December 31, 2011 amounted to $1.6 million compared to $101,000 for the same period last year. Diluted earnings per share for the three-month period ended December 31, 2011 were $0.33 compared to $0.02 for the fourth quarter of 2010.  Valley Financial’s earnings for the fourth quarter 2011 produced an annualized return on average total assets of 0.94% and an annualized return on average shareholders’ equity of 12.13% compared to an annualized return on average total assets of 0.17% and an annualized return on average shareholders’ equity of 2.43% for the fourth quarter 2010.

The following table shows our key performance ratios for the years ended December 31, 2011 and 2010:

Key Performance Ratios
	2011	2010
Return on average assets	0.73%	0.46%
Return on average equity (1)	9.88%	6.49%
Net interest margin (2)	3.39%	2.97%
Cost of funds	1.17%	1.72%
Yield on earning assets	4.54%	4.64%
Basic net earnings per share	$1.01	$0.54
Diluted net earnings per share	$1.00	$0.54

All percentage calculations are on an annualized basis.

1.	The calculation of return on average equity (“ROE”) excludes the effect of any unrealized gains or losses on investment securities available-for-sale.
2.	Calculated on a fully taxable equivalent basis (“FTE”).

2010 Compared to 2009
We recorded net income of $3.5 million for the year ended December 31, 2010, an increase of $9.2 million over the $5.7 million net loss reported for the same period in 2009.  After deducting the dividends and discount accretion on preferred stock, net income available to common shareholders for the year ending December 31, 2010 amounted to $2.5 million compared to a net loss to common shareholders of $6.6 million for the year ending December 31, 2009.  Loan loss provisions of $1.1 million were recorded in 2010, a decrease of $14.1 million from the $15.2 million in loan loss provisions for the same 12-month period in 2009.  Net income for the three months ended December 31, 2010 was $342,000 compared to net loss of $2.7 million reported for the fourth quarter of 2009.

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

2011 Compared to 2010
Net interest income for the year ended December 31, 2011 was $24.3 million, a $3.2 million, or 15.2%, increase when compared to the $21.1 million reported for 2010.   Our net interest margin increased by 42 basis points to 3.39% for the year ended December 31, 2011 as compared to 2.97% for last year.  The increase in net interest income and corresponding increase in net interest margin is primarily attributable to the reduction in funding costs.  The Company’s cost of funds was 1.17% during the 12-month period ended December 31, 2011, compared to 1.72% reported in the same period last year.  Decreased rates on our primary non-maturity deposit products and more aggressive pricing on time deposits have led to the decrease in funding costs.  The Company’s yield on earning assets was 4.54% during the 12-month period ended December 31, 2011, a decrease of 10 basis points from the 4.64% reported in the same period last year. While our yield on loans increased year over year by 7 basis points from 5.26% to 5.33%, our tax-equivalent yield on investments decreased by 67 basis points from 3.71% to 3.04%, resulting in the overall declining yield on earning assets for the year.  Net interest income for the quarter ended December 31, 2011 was $5.9 million, a $0.1 million increase when compared to the $5.8 million for the fourth quarter of 2010.  While we remain intently focused on increasing the yield on earning assets and continuing to push down funding costs, we expect that continued margin expansion may be difficult in the current stagnant economic environment.

2010 Compared to 2009
Net interest income for the year ended December 31, 2010 was $21.1 million, a $1.3 million increase when compared to the $19.8 million reported for the same period in 2009.   However, our net interest margin declined by 2 basis points to 2.97% for the year ended December 31, 2010 as compared to 2.99% for the prior year.  The Federal Reserve Open Market Committee (“FOMC”), which sets the federal funds rate, kept rates at historically low levels throughout 2010 due to the global economic recession over the last 36 months, deflating the yield on our investment portfolio as well as allowing us to decrease the rate on our cost of funds.  While the tax equivalent yield on earning assets decreased 50 basis points during the year, from 5.14% in 2009 to 4.64% in 2010, our yield on average loans held constant at 5.26% basis points in 2009 and 2010.  However, the yield on our investment portfolio decreased 130 basis points from 5.01% in 2009 to 3.71% in 2010.  Additionally, our net interest margin was adversely impacted due to the significant increase in liquid assets maintained in interest bearing accounts which averaged $56.4 million in 2010 as compared to $12.2 million in 2009.  On the liability side, we were successful in reducing our cost of funds (including noninterest bearing deposits) by 54 basis points, from 2.26% in 2009 to 1.72% in 2010.  Net interest income for the quarter ended December 31, 2010 was $5.8 million, a $0.6 million increase when compared to the $5.2 million reported for the same period in 2009.

The following table presents the major categories of interest-earning assets, interest-bearing liabilities and shareholders’ equity with corresponding average balances, related interest income or expense, and resulting yields and rates for the periods indicated. Where appropriate income categories and yields have been adjusted in the table to their fully taxable equivalent basis.

NET INTEREST INCOME AND AVERAGE BALANCES (1)

	2011			2010			2009
In thousands	Average Balance	Interest Income/ Expense	Average Yield/Rate	Average Balance	Interest Income/ Expense	Average Yield/Rate	Average Balance	Interest Income/ Expense	Average Yield/Rate

Assets
Interest-earning assets:
Loans (2) (5)	$519,840	$27,733	5.33%	$554,396	$29,184	5.26%	$577,386	$30,349	5.26%
Investment securities
Taxable	155,172	4,295	2.77%	94,745	3,171	3.35%	70,861	3,351	4.73%
Nontaxable (3)	14,768	873	5.91%	13,623	853	6.26%	11,421	774	6.78%
Money market investments	36,838	84	0.23%	56,404	127	0.23%	12,171	28	0.23%

Total interest-earning assets	726,618	32,985	4.54%	719,168	33,335	4.64%	671,839	34,502	5.14%

Other Assets:
Reserve for loan losses	(10,354)			(12,543)			(10,409)
Cash and due from banks	6,279			6,891			7,429
Premises and equipment, net	7,616			7,572			7,981
Other assets	47,188			35,092			22,821

Total assets	$777,347			$756,180			$699,661

Interest-bearing liabilities
Savings, NOW and MMA	$377,637	$3,765	1.00%	$304,147	$4,712	1.55%	$157,977	$2,909	1.84%
Time deposits	190,474	2,687	1.41%	237,344	4,296	1.81%	308,096	8,010	2.60%
Repurchase agreements	15,541	42	0.27%	17,340	44	0.25%	23,952	59	0.25%
Federal funds purchased and overnight borrowings from discount window	14	0	0.00%	47	0	0.00%	3,496	18	0.54%
Trust preferred	16,496	377	2.29%	16,496	376	2.28%	16,496	475	2.88%
FHLB borrowings	49,575	1,507	3.04%	64,794	2,554	3.94%	71,518	2,944	4.13%

Total interest-bearing liabilities	649,737	8,378	1.29%	640,168	11,982	1.87%	581,535	14,415	2.48%

Noninterest-bearing liabilities
Demand deposits	65,938			58,344			56,273
Total interest-bearing liabilities and demand deposits	715,675	8,378	1.17%	698,512	11,982	1.72%	637,808	14,415	2.26%

Other liabilities	4,034			3,864			5,166

Total liabilities	719,709			702,376			642,974

Shareholders’ Equity, exclusive of unrealized gains/losses on AFS securities	57,638			53,804			56,687

Total liabilities and shareholders’ equity	$777,347			$756,180			$699,661

Net interest income		$24,607			$21,353			$20,087

Net interest margin (4)			3.39%			2.97%			2.99%

Legends for the table are as follows:

(1)	Averages are daily averages.
(2)	Loan interest income includes loan fees of $0.2 million, $0.4 million and $0.8 million for the years ended 2011, 2010, and 2009, respectively.
(3)	Nontaxable interest income is adjusted to its fully taxable equivalent basis using a federal tax rate of 34 percent.
(4)	The net interest margin is calculated by dividing net interest income (tax equivalent basis) by average total earning assets.
(5)	Non-accrual loans are included in the above yield calculation.

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

RATE/VOLUME ANALYSIS

In thousands	2011 compared to 2010			2010 compared to 2009
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on interest-earning assets:
Loans	$(1,850)	$399	$(1,451)	$(1,210)	$45	$(1,165)
Investment securities:
Taxable	1,542	(418)	1,124	(1,354)	1,174	(180)
Nontaxable	60	(40)	20	131	(52)	79
Money market investments	(45)	2	(43)	100	(1)	99

Total interest earned on interest-earning assets	(293)	(57)	(350)	(2,333)	1,166	(1,167)

Interest paid on interest-bearing liabilities:
Savings, NOW, and money markets	1,992	(2,939)	(947)	2,176	(373)	1,803
Time deposits	(760)	(849)	(1,609)	(1,599)	(2,115)	(3,714)
Trust Preferred Securities	0	1	1	-	(99)	(99)
Repurchase agreements	(5)	3	(2)	(17)	2	(15)
Federal funds and overnight borrowings	0	0	0	(10)	(8)	(18)
FHLB borrowings	(530)	(517)	(1,047)	(205)	(185)	(390)

Total interest paid on interest-bearing liabilities	697	(4,301)	(3,604)	345	(2,778)	(2,433)

Change in net interest income	$(990)	$4,244	$3,254	$(2,678)	$3,944	$1,266

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

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.  Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

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

Earnings at Risk
Simulation analysis evaluates the effect of upward and downward changes in market interest rates on future net interest income.  The analysis involves changing the interest rates used in determining net interest income over the next twelve months.  The resulting percentage change in net interest income in various rate scenarios is an indication of the Company’s shorter-term interest rate risk.  Various assumptions are applied to the measurement date balance sheet over the simulation time period to account for management’s projection of balance sheet movement over the simulation period, including assumptions related to maturing and repayment dollars.  Additional assumptions are applied to modify volumes and pricing under the various rate scenarios.  These include prepayment assumptions on mortgage assets, the sensitivity of non-maturity deposit rates, and other factors deemed significant.

The base net interest income simulation performed at December 31, 2011, assumes interest rates are unchanged for the next twelve months.  The simulation then assumes that rates are shocked up and down across a 400 bps  range in 100bps increments.  The simulation analysis results are presented in the table below.  These results, as of December 31, 2011, indicate that the Company would expect net interest income to increase over the next twelve months by 2% assuming an immediate upward shift in market interest rates of 200 basis points and to increase by 6% if rates shifted downward in the same manner.  The Company was asset sensitive at December 31, 2011 as simulation results indicate that net interest income would increase in an upward rate environment.  The Company’s risk position is within the guidelines set by policy.

	Change in Net Interest Income
Change in Yield Curve:	Percentage	Amount (in thousands)
+200 basis points	2%	550
+100 basis points	(0)%	(3)
Level – Base Case	0.00%	0
-100 basis points	3%	864
-200 basis points	6%	1,412

Economic Value of Equity
The Economic Value of Equity (EVE) analysis provides information on the risk inherent in the balance sheet that might not be taken into account in the simulation analysis due to the shorter time horizon used in that analysis.  The EVE of the balance sheet is defined as the discounted present value of expected asset cash flows minus the discounted present value of expected liability cash flows.  The economic value simulation uses instantaneous rate shocks to determine the expected cash flows in various rate scenarios.  The resulting percentage change in EVE is an indication of the longer term repricing risk and options embedded in the balance sheet.   The EVE analysis results are presented in the table below.  These results as of December 31, 2011 indicate that EVE would decrease 18% assuming an immediate upward shift in market interest rates of 200 basis points and increase 13% if rates shifted downward in the same manner.  The Company’s risk position is within the guidelines set by policy.

	Change in EVE
Change in Yield Curve:	Percentage	Amount (in thousands)
+200 basis points	(18)%	(13,110)
+100 basis points	(9)%	(6,578)
Level – Base Case	0.00%	0
-100 basis points	7%	5,544
-200 basis points	13%	10,054

Derivative Financial Instruments
For asset/liability management purposes, we may use interest rate swap agreements to hedge interest rate risk exposure to declining rates.  Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. At December 31, 2011 and 2010 the Company did not have any derivative agreements related to interest rate hedging in place.

Noninterest Income
The following table presents the components of noninterest income and the variance or percentage change:

	2011 vs. 2010
In thousands	2011	2010	%
Service charges on deposits	$1,403	$1,341	4.6
Income from bank owned life insurance	590	545	8.3
Mortgage banking-related fees	301	252	19.4
Brokerage fee income	450	343	31.2
Realized gains/(losses) on sale of securities	1,017	-	N/M
Other operating income	248	312	(20.5)
Total noninterest income	$4,009	$2,793	43.5

The increase when comparing 2011 to 2010 is attributable to the $1.0 million in gains on the sale of available for sale (“AFS”) securities realized in 2011 as compared to $0 realized in 2010.  Absent these gains, non-interest income increased $199,000 or 7.1% as compared to 2010.  As evident from the table above, non-interest income increased in all other specific categories from year to year; however, the most notable increases were in mortgage banking-related fees and brokerage fee income due to a greater emphasis on growing our noninterest income through these items. We continue to be focused on hiring experienced mortgage originators and investment advisors to enhance our earnings from these two important lines of business.  Income earned on bank owned life insurance also increased due to new policies purchased at the end of 2010 and again in 2011.

Noninterest income for the year ended December 31, 2010 decreased by $429,000 or 13.3% as compared to the year ended December 31, 2009.  The decrease when comparing 2010 to 2009 is attributable to the $0 in gains on the sale of AFS securities realized in 2010 as compared to $1.0 million realized in 2009.  Absent these gains, non-interest income increased $590,000 or 26.8% as compared to 2009.  For 2010, non-interest income increased in all other categories from year to year; however the most notable increases were in mortgage banking-related fees and brokerage fee income due to a greater emphasis on growing our noninterest income.

Noninterest Expense
The following table presents the components of noninterest expense and the variance or percentage change:

	2011 vs. 2010
In thousands	2011	2010	%
Compensation expense	$9,188	$8,442	8.8
Occupancy and equipment expense	1,545	1,581	(2.3)
Data processing expense	1,072	1,085	(1.2)
Advertising and marketing expense	360	371	(3.0)
Insurance expense	2,283	1,593	43.3
Professional fees	1,450	1,011	43.4
State franchise taxes	496	494	0.4
Foreclosed asset expenses, net	1,582	973	62.6
Other operating expenses	2,199	2,368	(7.1)
Total noninterest expense	$20,175	$17,918	12.6

The increase when comparing 2011 to 2010 was mainly attributable to the following factors:
•
Compensation expenses increased year over year due to increased profit sharing awards and performance bonuses awarded as a result of the Company’s exceptional performance measured against budget; increased retirement expenses; and merit, equity and promotional increases for all employees;

•	Insurance fees increased year over year due primarily to FDIC adjustments made in the first quarter of 2011 and an increase in the assessment rate in the first half of the year;
•	Professional fees increased year over year primarily due to litigation costs incurred; and
•	Foreclosed asset expenses increased dramatically year over year due to the high level of foreclosed assets held throughout the year.

Our noninterest expenses for 2011 included over $1 million in extraordinary expenses for litigation and FDIC insurance adjustments.  We expect to see significant savings from these two line items in 2012 due to the settlement of the litigation and a reduced assessment rate for FDIC insurance.  We also anticipate a decline in the level of foreclosed asset expense for 2012 although we understand it will continue to be a large expense item until we are completely out of this recessionary environment.  Taking these items into consideration, the gains realized on the sale of securities and these extraordinary expense items essentially offset each other when analyzing 2011 performance.

Noninterest expense for the year ended December 31, 2010 increased by a total of $1.1 million or 6.6% over the same period in 2009, from $16.8 million to $17.9 million.   The majority of the increase was in compensation related items due to a number of factors including annual merit increases for all employees, a reduction of salary deferrals related to loan originations, growth in our Mortgage Banking division, and profit sharing awards earned by all employees for exceptional performance measured against budget.  We also experienced an increase in our FDIC insurance due primarily to our phenomenal deposit growth during 2010.

Income Taxes
For the year ended December 31, 2011, the Company recorded $2.2 million of expense resulting in an effective tax rate of 28.2% compared to an income tax expense of $1.3 million or 27.4% in 2010.   The tax preference items such as tax exempt interest income and income from BOLI are relatively comparable for 2011 and 2010.  These preference items have the effect of reducing income tax expense during a year in which income is recognized, which reduces income tax expense in relation to pretax earnings, thus reducing the effective rate.

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

We take the balance of our portfolio and add back to it any loans that were included in the potentially impaired loan category but that were found not to be impaired.  We then segregate the remaining portfolio into specific categories based on type of loan and review the groups of loans to estimate loss under generally accepted accounting standards based on contingencies.  We apply a specific loss factor to each category based upon our historical loss experience for each category of loans for the previous eight quarters.  The loss factor is multiplied by the outstanding balance in the loan category to estimate potential loss for our allowance for loan losses.  We then evaluate certain environmental and qualitative factors that are relevant to our portfolio and make a risk assessment of low, medium, or high for each factor.  An additional loss factor is assigned to the portfolio according to the risk assessment.  This evaluation is inherently subjective, because it requires estimates that may be significantly revised as more information becomes available.

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

The allowance for loan losses was $9.6 million and $11.0 million as of December 31, 2011 and 2010, respectively.  The ratio of the allowance for loan losses to total loans outstanding was approximately 1.90% at December 31, 2011, which compares to approximately 2.02% of total loans at December 31, 2010 (see Note 4 to the Consolidated Financial Statements).  These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions.  A total of $2.1 million in specific reserves was included in the balance of the allowance for loan losses as of December 31, 2011 for impaired loans, which compares to a total of $1.3 million as of December 31, 2010.   We believe the allowance for loan losses is adequate to provide for expected losses in the loan portfolio, but there are no assurances that it will be.

The following table represents the Company’s activity in its allowance for loan losses:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

In thousands	2011	2010	2009	2008	2007
Balance at January 1	$11,003	$14,630	$7,592	$4,883	$5,658
Recoveries:
Commercial	2	24	42	58	-
Commercial real estate	7	48	-	-	-
Residential real estate	50	97	1	-	-
Real estate construction	0	3	-	-	-
Loans to individuals	11	11	3	-	15
Total Recoveries	70	183	46	58	15
Charged off loans:
Commercial	58	922	2,612	165	505
Commercial real estate	61	353	790	252	1,489
Residential real estate	222	1,089	1,363	43	-
Real estate construction	1,250	2,525	3,337	189	15
Loans to individuals	56	48	85	23	31
Total Loans Charged-Off	1,647	4,937	8,187	672	2,040
Net charge-offs	1,577	4,754	8,141	614	2,025
Provision for Loan Losses	224	1,127	15,179	3,323	1,250
Balance at December 31	$9,650	$11,003	$14,630	$7,592	$4,883

Ratio of allowance for loan losses to total loans outstanding at end of year	1.90%	2.02%	2.56%	1.37%	1.00%
Ratio of net charge-offs to average loans outstanding during the period	0.31%	0.86%	1.41%	0.12%	0.42%

Despite an increase in the specific reserve on our impaired loans year over year, the balance in the allowance and the allowance as a percentage of loans decreased during 2011 when compared to 2010 due to the following:
•
The Company experienced a $26.9 million reduction in its level of classified loans from 2010 to 2011.  The Company continues to work through the problem loan portfolio through successful resolution, charge-offs, and foreclosures.  During 2011, we upgraded loans totaling $14.9 million, received principal payments totaling $6.9 million, and executed foreclosures totaling $7.0 million in our classified asset portfolio.

•	The Company experienced a decrease in total loans of $35.7 million during 2011.
•
The Company’s concentration in acquisition and development credits as a percentage of capital decreased from 82% at December 31, 2010 to 45% at December 31, 2011.  Additionally, the Company’s total non-owner occupied commercial real estate portfolio as a percentage of capital decreased from 280% to 230% year over year.

•
The Company reduced its risk assessment (from high to medium) for real estate devaluation factors due to the fact that our 2011 appraisals of real estate are not revealing the significant declines in value as seen in 2009 and early 2010.

The balance in the allowance and the allowance as a percentage of loans decreased during 2010 when compared to 2009 due to the following:

•
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

•
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

•
The Company experienced a $16.4 million reduction in its level of classified loans from 2009 to 2010.  As the Company has worked through the problem loans during 2010 through successful resolution, charge-offs, and foreclosures, we have not experienced a significant number of new relationships downgraded to classified.  This is a primary indication of the stabilization of our portfolio.

•	Slight improvement local economic trends as evidenced by an increase in payroll employment growth as well as continued increases in single family housing permits signify the economy is on the mend.

The following table summarizes the allocation of the allowance for loan losses for the five years ended December 31, 2011.  The percentage in the table below refers to the percent of loans in each category to total loans.

In thousands	2011		2010		2009		2008		2007
	$	%	$	%	$	%	$	%	$	%

Commercial	1,666	17.3	1,882	17.1	2,209	15.1	1,414	18.6	877	18.0
Commercial real estate	4,892	50.7	5,303	48.2	6,555	44.8	3,097	40.8	1,711	35.1
Real estate construction	685	7.1	1,166	10.6	2,238	15.3	1,199	15.8	1,065	21.8
Residential real estate	2,325	24.1	2,553	23.2	3,511	24.0	1,804	23.8	1,157	23.7
Loans to individuals	82	0.8	99	0.9	117	0.8	78	1.0	73	1.4

Total Allowance	9,650	100.0	11,003	100.0	14,630	100.0	7,592	100.0	4,883	100.0

Non-Performing Assets

Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans and foreclosed/ repossessed property.  A loan will be placed on nonaccrual status when collection of all principal or interest is deemed unlikely.  A loan will be placed on nonaccrual status automatically when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of being collected.  In this case, the loan will continue to accrue interest despite its past due status.

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

The Company’s ratio of non-performing assets as a percentage of total assets decreased 36 basis points to 3.62% as of December 31, 2011, as compared to 3.98% as of December 31, 2010.  Non-performing assets decreased from $30.6 million at December 31, 2010 to $28.0 million at December 31, 2011.  Non-performing assets consisted of non-accrual loans of $8.6 million, foreclosed assets of $17.0 million, troubled debt restructurings of $2.3 million, and loans totaling $4,000 that were past due greater than 90 days and still accruing.  The Company anticipates full payment of all past due amounts.  Net charge-offs for the year ended December 31, 2011 amounted to $1.6 million in comparison to $4.8 million for the year ended December 31, 2010.

For the year ended December 31, 2010, our non-performing assets to total assets ratio decreased from 4.36% at December 31, 2009 to 3.98%.  Non-performing assets at December 31, 2010 consisted of non-accrual loans of $12.2 million, foreclosed property of $16.1 million and loans totaling $2.2 million that were past due greater than 90 days.  Net charge-offs for the year ended December 31, 2010 amounted to $4.8 million in comparison to $8.1 million for the year ended December 31, 2009.

Nonperforming assets for the five years ended December 31, 2011 are detailed as follows:

In thousands	2011	2010	2009	2008	2007
Nonaccrual loans	$8,638	$12,242	$28,568	$9,532	$7,029
Loans past due 90 days or more and still accruing interest	4	2,244	24	57	0
Troubled Debt Restructurings	2,305	0	0	0	0
Total nonperforming loans	10,947	14,486	28,592	9,589	7,029

Foreclosed, repossessed and idled properties	17,040	16,081	2,513	424	445
Total nonperforming assets	$27,987	$30,567	$31,105	$10,013	$7,474

If the non-accrual loans disclosed above had performed in accordance with their original terms, additional interest income in the amount of $550,000 and $1.2 million would have been recorded for the years ended December 31, 2011 and December 31, 2010, respectively.

Financial Condition

Total assets at December 31, 2011 were $ 773.5 million, up $5.9 million or 0.8% from $767.6 million at December 31, 2010.  The principal components of the Company’s assets at the end of the period were $160.5 million in securities available-for-sale, $28.8 million in securities held-to-maturity and $508.6 million in gross loans.  Total assets at December 31, 2010 were $767.6 million, up $53.9 million or 7.5% from $713.7 million at December 31, 2009.  The principal components of the Company’s assets at the end of the period were $145.9 million in securities available-for-sale, $7.6 million in securities held-to-maturity and $544.3 million in gross loans.

Total liabilities at December 31, 2011 were $713.4 million, down from $713.7 million at December 31, 2010, a decrease of $300,000.  Deposits increased $3.3 million or 0.5% to $630.7 million from the $627.4 million level at December 31, 2010.  Total liabilities at December 31, 2010 were $713.7 million, up from $662.2 million at December 31, 2009, an increase of $51.5 million or 7.8%.  Deposits increased $74.5 million or 13.5% to $627.4 million from the $552.9 million level at December 31, 2009.  We were successful in growing our core deposits by 10% in 2011 and by 56% during 2010.

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

2011 Compared to 2010
Investment securities (available for sale and held to maturity) at December 31, 2011 were $189.2 million, an increase of $35.7 million or 23.3% from their level of $153.5 million at December 31, 2010.  The increase is attributable to purchases of $145.8 million and an increase in the unrealized gain on AFS securities of $2.5 million offset by principal prepayments, called proceeds and sales and net amortization/accretion in the amount of $112.6 million.  See Note 3 to the Consolidated Financial Statements.

2010 Compared to 2009
Investment securities (available for sale and held to maturity), including restricted equity securities, at December 31, 2010 were $153.5 million, an increase of $71.0 million or 86.1% from their level of $82.5 million at December 31, 2009.  The increase is attributable to purchases of $120.4 million offset by principal prepayments, called proceeds and sales and net amortization/accretion in the amount of $47.7 million and a decrease in the unrealized gain on AFS securities of $1.7 million.  See Note 3 to the Consolidated Financial Statements.

AVAILABLE FOR SALE INVESTMENT PORTFOLIO

	December 31, 2011		December 31, 2010		December 31, 2009
In thousands	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values

U.S. Government and federal agency	$2,770	$2,772	$6,892	$6,820	$552	$558
Government-sponsored enterprises	38,748	38,842	34,695	33,497	15,007	14,873
Mortgage-backed securities	98,836	99,490	76,724	76,211	36,109	35,905
Collateralized mortgage obligations	15,280	15,390	13,599	14,131	13,413	13,570
States and political subdivisions	3,990	3,971	15,680	15,235	5,471	5,579

Total securities available for sale	$159,624	$160,465	$147,590	$145,894	$70,552	$70,485

HELD TO MATURITY INVESTMENT PORTFOLIO

	December 31, 2011		December 31, 2010		December 31, 2009
In thousands	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values

U.S. Government and federal agency	$8,981	$9,141	$0	$0	$0	$0
Mortgage-backed securities	346	371	573	603	922	953
Collateralized mortgage obligations	2,555	2,681	3,707	3,859	5,457	5,547
States and political subdivisions	16,888	17,530	3,354	3,406	5,612	5,746

Total securities held to maturity	$28,770	$29,723	$7,634	$7,868	$11,991	$12,246

The following table presents the maturity ranges of securities available-for-sale and held-to maturity as of December 31, 2011 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION

	Available for Sale			Held to Maturity
In thousands	Amortized Costs	Fair Value	Yield	Amortized Costs	Fair Value	Yield
U.S. Government and federal agency:
After one but within five years	$200	$202	1.37%	$0	$0	n/a
After five but within ten years	45	45	2.19%	4,929	5,049	3.46%
After ten years	2,525	2,525	2.80%	4,052	4,092	3.21%
Government-sponsored enterprises:
After one but within five years	5,500	5,581	2.00%	0	0	n/a
After five but within ten years	14,574	14,589	2.59%	0	0	n/a
After ten years	18,674	18,672	4.35%	0	0	n/a
Obligations of states and subdivisions:
After one but within five years	0	0	n/a	599	630	3.90%
After five but within ten years	0	0	n/a	3,146	3,261	4.31%
After ten years	3,990	3,971	5.04%	13,143	13,639	4.31%
Mortgage-backed securities	98,836	99,490	2.11%	346	371	4.53%
Collateralized mortgage obligations	15,280	15,390	1.88%	2,555	2,681	5.60%
Total	$159,624	$160,465		$28,770	$29,723

Total Securities by Maturity Period *
After one but within five years	$5,700	$5,783		$599	$630
After five but within ten years	14,619	14,634		8,075	8,310
After ten years	25,189	25,168		17,195	17,731
Mortgage-backed securities	98,836	99,490		346	371
Collateralized mortgage obligations	15,280	15,390		2,555	2,681
Total by Maturity Period	$159,624	$160,465		$28,770	$29,723

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

Loan Portfolio
Our total gross loans were $508.6 million at December 31, 2011, a decrease of $35.7 million or 6.6% from the $544.3 million reported one year earlier.  Our ratio of total loans to total funding sources, excluding the Federal Reserve Discount Window, (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and trust preferred securities) stood at 71.7% at December 31, 2011 and 76.7% at December 31, 2010. Management seeks to maintain the ratio of loans to funding sources at or below 90%.  In addition to the funding sources noted above, at December 31, 2011 the Company has a secured line of credit with the Federal Reserve Discount Window for $52.1 million.

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

The following table summarizes the loan portfolio by category for the five years ended December 31, 2011.

	LOAN PORTFOLIO SUMMARY
In thousands	2011		2010		2009		2008		2007
	$	%	$	%	$	%	$	%	$	%
Commercial	87,711	17.2	92,809	17.1	86,436	15.1	103,036	18.6	87,551	18.0
Commercial real estate	257,578	50.7	261,969	48.0	255,527	44.8	225,317	40.8	170,487	35.0
Acquisition / development	36,081	7.1	57,865	10.6	87,409	15.3	87,376	15.8	106,195	21.8
Residential real estate	122,450	24.1	126,657	23.3	136,651	23.9	131,384	23.8	115,458	23.7
Loans to individuals*	4,314	0.8	4,707	0.9	4,643	0.8	5,663	1.0	7,361	1.5
Deferred loan costs, net	452	0.1	287	0.1	355	0.1	270	0.0	112	0.0
Total loans	508,586	100.0	544,294	100.0	571,021	100.0	553,046	100.0	487,164	100.0

*  Does not include  those secured by real estate which are included in the Residential real estate categories

The following table presents maturity information (based upon interest rate repricing dates) on the loan portfolio based upon scheduled repayments at December 31, 2011.

In thousands	Due within One Year	Due One to Five Years	Due After Five Years	Total
Commercial	$74,089	$12,224	$1,398	$87,711
Commercial real estate	41,107	169,052	47,419	257,578
Real estate construction	25,237	9,654	1,190	36,081
Residential real estate	21,974	55,289	45,187	122,450
Loans to individuals	1,596	2,469	249	4,314
Deferred loan costs, net	452	0	0	452
Total loans	$164,455	$248,688	$95,443	$508,586

The following table presents maturity information based upon contractual terms and scheduled repayments at December 31, 2011.

In thousands	Due One to Five Years	Due After Five Years	Total
Fixed	$162,509	$69,820	$232,329
Variable	86,179	25,623	111,802
Total loans	$248,688	$95,443	$344,131

Higher Risk Loans
Certain types of loans, such as option ARM products, interest-only loans, subprime loans, and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  We do not offer option ARM, interest-only, or subprime mortgage loans.

Junior-lien mortgages can also be considered higher risk loans and our junior lien portfolio currently consists of balances totaling $20.8 million (4.3% of total portfolio) at December 31, 2011.  Loans included in this category that were initially made with high loan-to-value ratios of 100% or greater have current balances totaling $1.6 million at December 31, 2011.  Over the past eight years, we have experienced charge-offs totaling $830,000 in junior lien mortgages.

Bank Owned Life Insurance
We have purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s Supplemental Executive Retirement Plan (“SERP”) and other employee benefit costs including health insurance, dental insurance, life insurance, and 401(k) employer match.  Bank owned life insurance was $16.6 million at December 31, 2011, an increase of $2.1 million over the $14.5 million reported as of December 31, 2010.  The increase is due to the $590,000 increase in the cash surrender value of the life insurance contracts recorded as income and new premiums purchased totaling $1.5 million.

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

The following table summarizes our total deposits for the three years ended December 31, 2011:

In thousands	2011		2010		2009
	$	%	$	%	$	%
Time deposits	174,335	27.6	211,268	33.7	285,969	51.7
Interest bearing & money market	307,515	48.8	269,648	43.0	160,970	29.1
Savings	130,955	20.8	128,728	20.5	88,360	16.0
Total interest bearing deposits	612,805	97.2	609,644	97.2	535,299	96.8
Noninterest demand & official checks	17,903	2.8	17,768	2.8	17,629	3.2
Total deposits	630,708	100.0	627,412	100.0	552,928	100.0

We experienced tremendous growth in core deposits over the last three years from customers who prefer dealing with a local, established community bank.  As a result, our reliance on time deposits has significantly declined from 51.7% at the end of 2009 to just 27.6% at the end of 2011.
•
Our Prime Money Market account, which has an interest rate tied to the Wall Street Journal Prime rate, continues to attract customers and has accumulated $289.8 million in deposits as of the end of 2011, an increase of 15% from the prior year end.

•	In the time deposit category, brokered certificates of deposits decreased by $37.2 million during the year, a decline of 38% from the prior year end.

The following table summarizes average deposits for the three years ended December 31, 2011:

In thousands	2011		2010		2009
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Interest bearing deposits:
NOW accounts	53,738	0.8%	$57,438	1.6%	$45,971	2.4%
Money market accounts	288,193	1.1%	210,091	1.5%	111,048	1.6%
Savings	35,705	0.8%	36,618	1.6%	958	0.1%
Time deposits > = $100,000	85,945	1.5%	99,099	1.7%	115,229	2.3%
Other time deposits	104,530	1.3%	138,245	1.9%	192,867	2.8%
Total Interest bearing deposits	568,111	1.1%	541,491	1.7%	466,073	2.3%
Demand deposits	65,938	0.0%	58,344	0.0%	56,273	0.0%
Total average deposits	634,049	1.0%	$599,835	1.5%	$522,346	2.1%

The following table presents the maturity schedule of certificates of deposit of $100,000 or more as of December 31, 2011.

In thousands	2011
Three months or less	$35,942
Over three through six months	25,794
Over six through 12 months	31,567
Over 12 months	24,529
Total	$117,832

Short-Term Borrowings
Total short-term borrowings (federal funds purchased and securities sold under agreements to repurchase) increased by $1.4 million from their level of $17.3 million at December 31, 2010 to a total of $18.7 million as of December 31, 2011. The total balance of short-term borrowings came from our commercial sweep program as federal funds purchased totaled $0 as of December 31, 2011 and 2010, respectively.

Total short-term borrowings (federal funds purchased and securities sold under agreements to repurchase) decreased by $4.0 million from their level of $21.3 million at December 31, 2009 to a total of $17.3 million as of December 31, 2010.  The total balance of short-term borrowings came from our commercial sweep program as federal funds purchased totaled $0 as of December 31, 2010 and 2009, respectively.

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

FHLB Borrowings
Federal Home Loan Bank advances are relatively cost-effective funding sources and provide the Company with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity.

Short-term borrowings at December 31, 2011 include two Federal Home Loan Bank of Atlanta (“FHLB”) advances totaling $15.0 million, an increase of $10.0 million from the $5.0 million reported as of December 31, 2010.  One FHLB advance of $10.0 million is a fixed rate credit with an interest rate of 0.28% that matures on April 27, 2012 and the second advance of $5.0 million is a fixed rate credit with an interest rate of 1.97% that matures on November 20, 2012.  See the liquidity section for further information on the preceding borrowings.  Due to the low cost of funds, the Company may use short-term FHLB advances to offset fluctuating seasonal deposit outflows from our municipal customers.

The Company had outstanding long-term debt with the FHLB in the amount of $28.0 million as of December 31, 2011, a decrease of $15.0 million from the $43.0 million reported as of December 31, 2010. See Footnote 9 of the Company’s Consolidated Financial Statements for more information on the long-term FHLB advances.

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

In thousands	2011	2010
Commitments to extend credit	$119,097	$112,351
Standby letters of credit	11,540	12,312
Total	$130,637	$124,663

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared.  Following the Company’s entrance into a Written Agreement with the Reserve Bank on September 30, 2010, any decision by the Board of Directors to pay dividends on the Series A Preferred Stock, interest on the Preferred Stock, or dividends on common stock will require the approval of the Reserve Bank.  The Company is current on all payments for the Series A Preferred Stock and Trust Preferred Securities and will continue, subject to Board approval, to seek approval from the Federal Reserve to pay dividends on the Company's Series A Preferred Stock and Trust Preferred Securities to keep them current.

Total shareholders’ equity at December 31, 2011 was $60.1 million, an increase of $6.2 million or 11.5% over the $53.9 million level at December 31, 2010.  The increase was primarily attributable to net income of $5.7 million and an increase in net unrealized gains on AFS securities of $1.7 million, partially offset by the $1.4 million in preferred dividends declared.  Total shareholders’ equity at December 31, 2010 was $53.9 million, an increase of $2.4 million or 4.6% over the $51.5 million level at December 31, 2009.  The increase was primarily attributable to net income of $3.5 million offset by an increase in net unrealized losses on AFS securities of $1.1 million and preferred dividends declared of $0.2 million.  See table below for details of the change in shareholders’ equity:

Shareholders’ Equity (in millions)
	12/31/11	12/31/10
Balance, beginning of year	$53.9	$51.5
Net income	5.7	3.5
Issuance and amortization of restricted stock grants and stock options	0.1	0.2
Dividends declared on common stock	0	0
Dividends declared on preferred stock	(1.4)	(0.2)
Net transfers of holding gains to held-to-maturity securities	0.1	0
Net gains (losses) on available-for-sale securities	1.7	(1.1)
Balance, end of year	$60.1	$53.9

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  As of December 31, 2011 and 2010, the Company and the subsidiary bank met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized”.  These capital amounts and ratios are incorporated by reference to Note 18 of the consolidated financial statements herein.

Liquidity
One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity.  Liquidity measures our ability to meet our maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for customers’ credit needs.  Liquidity represents a financial institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.  We sell excess funds overnight to provide an

immediate source of liquidity and as of December 31, 2011 we had a total of $21.3 million in overnight funds at the Reserve Bank.   Liquid assets maintained in interest bearing accounts averaged $36.8 million in 2011 compared to an average of $56.4 million during 2010.  The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The secondary liquidity source for both short-term and long-term borrowings consists of a secured line of credit from the FHLB.  At December 31, 2011, the line of credit had $43.0 million outstanding under a total available line of $79.3 million.  Borrowings from the FHLB are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral.  Additionally, we have an established line of credit with the Reserve Bank’s Discount Window that had no outstanding balance under a total available line of $52.1 million at December 31, 2011.  Borrowings from the FRB Discount Window are secured by a collateral agreement on a pledged portion of the Bank’s commercial and real estate construction collateral.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
Not Applicable.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Valley Financial Corporation
Roanoke, Virginia

We have audited the consolidated balance sheets of Valley Financial Corporation and subsidiary (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Valley Financial Corporation and subsidiary as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Galax, Virginia
March 16, 2012

Valley Financial Corporation
Consolidated Balance Sheets
As Of December 31, 2011 and 2010
(In thousands, except share data)

	12/31/11	12/31/10
Assets
Cash and due from banks	$8,428	$4,318
Interest-bearing deposits in banks	22,296	19,994
Total cash and cash equivalents	30,724	24,312

Securities available-for-sale	160,465	145,894
Securities held-to-maturity (fair value: 12/31/11: $29,723; 12/31/10: $7,868)	28,770	7,634
Loans, net of allowance for loan losses, 12/31/11: $9,650; 12/31/10: $11,003	498,936	533,291
Foreclosed assets	17,040	16,081
Premises and equipment, net	7,491	7,736
Bank owned life insurance	16,565	14,475
Accrued interest receivable	2,401	2,274
Other assets	11,112	15,891
Total assets	$773,504	$767,588

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$17,903	$17,768
Interest-bearing deposits	612,805	609,644
Total deposits	630,708	627,412

Federal funds purchased and securities sold under agreements to repurchase	18,646	17,296
FHLB borrowings	43,000	48,000
Junior subordinated debentures	16,496	16,496
Accrued interest payable	533	1,058
Other liabilities	4,008	3,398
Total liabilities	713,391	713,660

Commitments and contingencies	0	0

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; 16,019 shares issued and outstanding at December 31, 2011 and 2010, respectively	15,661	15,494
Common stock, no par value; 10,000,000 shares authorized; 4,711,123 shares issued and outstanding at December 31, 2011 and 4,680,251 shares issued and outstanding at December 31, 2010	23,654	23,542
Retained earnings	20,131	16,011
Accumulated other comprehensive income (loss)	667	(1,119)
Total shareholders’ equity	60,113	53,928
Total liabilities and shareholders’ equity	$773,504	$767,588
See accompanying notes to consolidated financial statements

Valley Financial Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

	2011	2010
Interest income:
Interest and fees on loans	$27,733	$29,184
Interest on securities – taxable	4,295	3,171
Interest on securities – nontaxable	576	563
Interest on deposits in banks	84	127
Total interest income	32,688	33,045
Interest expense:
Interest on deposits	6,452	9,008
Interest on borrowings	1,507	2,554
Interest on junior subordinated debentures	377	376
Interest on federal funds purchased and repurchase agreements	42	44
Total interest expense	8,378	11,982
Net interest income	24,310	21,063
Provision for loan loss:	224	1,127
Net interest income after provision for loan losses	24,086	19,936
Noninterest income:
Service charges on deposit accounts	1,403	1,341
Income earned on bank owned life insurance	590	545
Mortgage fee income	301	252
Brokerage fee income, net	450	343
Realized gain on sale of securities	1,017	-
Other income	248	312
Total noninterest income	4,009	2,793
Noninterest Expense:
Compensation expense	9,188	8,442
Occupancy and equipment expense	1,545	1,581
Data processing expense	1,072	1,085
Advertising and marketing expense	360	371
Insurance expense	2,283	1,593
Professional fees	1,450	1,011
State franchise taxes	496	494
Foreclosed asset expense, net	1,582	973
Other operating expenses	2,199	2,368
Total noninterest expense	20,175	17,918
Income before income taxes	7,920	4,811
Income tax expense	2,232	1,318
Net income	$5,688	$3,493

Preferred dividends and accretion of discount on warrants	968	959
Net income to common shareholders	$4,720	$2,534
Earnings per common share
Basic earnings per common share	$1.00	$0.54
Diluted earnings per common share	$1.00	$0.54
Weighted average shares	4,704,238	4,680,251
Diluted weighted average shares	4,736,622	4,688,000
Dividends declared per common share	$0.00	$0.00

See accompanying notes to consolidated financial statements.

Valley Financial Corporation
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Years Ended December 31, 2011 and 2010
(In thousands)

	2011	2010

Preferred stock
Balance, beginning of year	$15,494	$15,336
Preferred stock accretion	167	158
Balance, end of year	15,661	15,494
Common stock, no par value
Balance, beginning of year	23,542	23,369
Issuance and amortization of restricted stock grants and stock options	112	173
Balance, end of year	23,654	23,542
Retained Earnings
Balance, beginning of year	16,011	12,878
Net income (loss)	5,688	3,493
Dividends declared on preferred stock	(1,401)	(202)
Preferred stock accretion	(167)	(158)
Balance, end of year	20,131	16,011
Accumulated other comprehensive income (loss)
Balance, beginning of year	(1,119)	(44)
Unrealized gains (losses) on available-for-sale securities, net of deferred tax	1,675	(1,075)
Holding gains on securities transferred to held-to-maturity, net of deferred tax	111	0
Balance, end of year	667	(1,119)
Total shareholders’ equity	$60,113	$53,928

Total comprehensive income
Net income	$5,688	$3,493
Other comprehensive income (loss)	1,786	(1,075)
Total comprehensive income	$7,474	$2,418

See accompanying notes to consolidated financial statements

Valley Financial Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010
(In thousands)

	2011	2010
Cash flows from operating activities
Net income	$5,688	$3,493
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	224	1,127
Depreciation and amortization of bank premises, equipment and software	720	777
Net amortization of bond premiums/discounts	1,780	1,024
Stock compensation expense	112	173
Net gains on sale of securities	(1,017)	0
Net losses and impairment write-downs on foreclosed assets and premises	1,103	405
Increase in value of life insurance contracts	(590)	(545)
Decrease in other assets	4,450	1,681
Increase in other liabilities	85	998
Net cash and cash equivalents provided by operating activities	12,555	9,133

Cash flows from investing activities
Purchases of bank premises, equipment and software	(460)	(759)
Purchases of securities available-for-sale	(141,995)	(120,359)
Purchases of securities held-to-maturity	(3,787)	0
Proceeds from sales/calls/paydowns/maturities of securities available-for-sale	107,154	42,867
Proceeds from sales/calls/paydowns/maturities on securities held-to-maturity	3,944	4,341
Proceeds from sale of foreclosed assets	3,623	3,213
Purchase of bank owned life insurance	(1,500)	(1,000)
Capitalized costs related to foreclosed assets	(1,321)	(400)
Decrease in loans, net	29,954	5,124
Net cash and cash equivalents used in investing activities	(4,388)	(66,973)

Cash flows from financing activities
Increase in noninterest-bearing deposits	135	139
Increase in interest-bearing deposits	3,161	74,345
Proceeds from FHLB borrowings	10,000	0
Principal repayments of FHLB borrowings	(15,000)	(20,000)
Increase (decrease) in securities sold under agreements to repurchase	1,350	(4,008)
Cash dividends paid – preferred stock	(1,401)	(202)
Net cash and cash equivalents provided by / (used in) financing activities	(1,755)	50,274
Net increase (decrease) in cash and cash equivalents	6,412	(7,566)

Cash and cash equivalents at beginning of year	24,312	31,878
Cash and cash equivalents at end of year	$30,724	$24,312
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$8,903	$13,386
Cash paid during the year for income taxes	$1,335	$501
Noncash financing and investing activities
Transfer of loans to foreclosed properties	$4,341	$16,781
Transfer of foreclosed properties to loans	$784	$963
Reclassification of available-for-sale securities to held-to-maturity portfolio	$21,245	$0
See accompanying notes to consolidated financial statements.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
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

Effective October 16, 2002, the Bank established VB Investments, LLC as a wholly-owned subsidiary of the Bank to be a limited partner in various tax credit partnerships. The establishment of the subsidiary gives the Bank the right to utilize certain federal and state tax credits. Effective June 26, 2003, Valley Financial (VA) Statutory Trust I was established as a wholly-owned subsidiary of Valley Financial Corporation (“the Company”) for the purpose of issuing trust preferred securities. Effective September 26, 2005, Valley Financial (VA) Statutory Trust II was established as a wholly-owned subsidiary of the Company for the purpose of issuing additional trust preferred securities.  Effective December 15, 2006, Valley Financial (VA) Statutory Trust III was established as a wholly owned subsidiary of the Company for the purpose of issuing additional trust preferred securities.  These entities are for raising capital (in the case of the statutory trusts) or investments (in the case of the LLC) for the Company and the Bank.  In September 2008, the Bank established VB Land, LLC, a wholly-owned subsidiary to provide credit intermediary services for the Bank.  In June 2010, the Bank established Ivy View, LLC, a wholly-owned subsidiary, to manage one large commercial real estate project that the Bank anticipated acquiring through foreclosure.  In October 2011, the Bank established FRP II, LLC, a wholly-owned subsidiary, to purchase a property adjacent to one of its properties acquired through foreclosure.

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

The determination of the allowance for loan losses and the valuation of real estate are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.  Management believes that, as of December 31, 2011 the allowance for loan losses and the valuation of real estate are adequate based on information currently available.  A worsening or protracted economic decline or substantial increase in interest rates would increase the likelihood of losses due to credit and market risks and could create the need for substantial increases in the allowance for loan losses.

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
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 1.  Summary of Significant Accounting Policies, continued

Basis of Presentation
The accounting and reporting policies of the Company, the Bank, and the Company’s Statutory Trusts as discussed in Note 9, conform to accounting principles generally accepted in the United States of America and to accepted practices within the banking industry. The following is a description of the more significant accounting policies:

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 1.  Summary of Significant Accounting Policies, continued

Investment Securities, continued
losses, management considers (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near term prospects of the issuer, and (iii) the intent and the ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated increases in fair value.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Company, through its banking subsidiary, is a member of the Federal Reserve Bank and the Federal Home Loan Bank and is required to hold stock in each institution.  These equity securities are restricted from trading and are recorded in other assets at a cost of $4.9 million and $5.7 million at December 31, 2011 and 2010, respectively.  These are considered cost basis securities for which the associated cost approximates fair value.

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
For the Years Ended December 31, 2011 and 2010
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
For the Years Ended December 31, 2011 and 2010
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

Policy for issuing shares upon option exercise
Options shall be exercised by the delivery of a written notice to the Company in the form prescribed by the Human Resources (HR) Committee setting forth the number of shares with respect to which the option is to be exercised, accompanied by full payment for the shares.  The option price shall be payable to the Company in full either in cash, by delivery of shares of stock valued at fair market value at the time of exercise, delivery of a promissory note (in the HR Committee’s sole discretion) or by a combination of the foregoing.  As soon as practicable, after receipt of written notice and payment, the Company shall deliver to the participant, stock certificates (new shares) in an appropriate amount based upon the number of options exercised, issued in the participant’s name.  No participant who is awarded options shall have rights as a shareholder in connection with the shares subject to such options until the date of exercise of the options.  See Note 14 for further information regarding our share based compensation assumptions and expenses.

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
For the Years Ended December 31, 2011 and 2010
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

Basic Earnings per Common Share
Basic earnings per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends.

Diluted Earnings per Common Share
The computation of diluted earnings per common share is similar to the computation of basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.  These additional common shares would include employee equity share options, nonvested shares and similar equity instruments granted to employees, as well as the shares associated with the common stock warrants issued to the U.S. Treasury Department as part of the preferred stock transaction completed in December 2008. Diluted earnings per common share are based upon the actual number of options or shares granted and not yet forfeited unless doing so would be antidilutive.  The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares.

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

Interest Rate Swap Agreements
For asset/liability management purposes, the Company may use interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts.  Interest rate swaps are contracts in which a series of cash flows from interest are exchanged over a prescribed period, based upon a notional amount.  The notional amount on which the interest payments are based is not exchanged.  These swap agreements are derivative instruments and generally convert a portion of the Company’s variable-rate loans to a fixed rate (cash flow hedge), and convert a portion of its fixed-rate loans to a variable rate (fair value hedge). Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  In addition, forwards and option contracts must reduce an exposure’s risk, and for hedges of anticipatory transactions, the significant terms and characteristics of the transaction must be identified and the transactions must be probable of occurring.  All derivative financial instruments held or issued by the

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 1.  Summary of Significant Accounting Policies, continued

Interest Rate Swap Agreements, continued
Company are held or issued for purposes other than trading.  Cash flows resulting from derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.  At December 31, 2011 and 2010 the Company did not have any derivative agreements related to interest rate hedging in place.

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
For the Years Ended December 31, 2011 and 2010
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

Note 2.  Restrictions on Cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average reserve balances.  The daily cash reserve requirement for the week including December 31, 2011 was $238, which was met by cash on hand.  The daily cash reserve requirement for the week including December 31, 2010 was $294, which was met by cash on hand.

As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance.  The target balance as of December 31, 2011 and December 31, 2010 was $250.

Note 3.  Securities

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale (“AFS”) as of December 31, 2011 and 2010 were as follows:

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
2011
U.S. Government and federal agency	$2,770	$2	$0	$2,772
Government-sponsored enterprises*	38,748	131	(37)	38,842
Mortgage-backed securities	98,836	836	(182)	99,490
Collateralized mortgage obligations	15,280	125	(15)	15,390
States and political subdivisions	3,990	0	(19)	3,971
Total	$159,624	$1,094	$(253)	$160,465

2010
U.S. Government and federal agency	$6,892	$71	$(143)	$6,820
Government-sponsored enterprises*	34,695	0	(1,198)	33,497
Mortgage-backed securities	76,724	376	(889)	76,211
Collateralized mortgage obligations	13,599	533	(1)	14,131
States and political subdivisions	15,680	93	(538)	15,235
Total	$147,590	$1,073	$(2,769)	$145,894

*Such as FNMA, FHLMC and FHLB.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity (“HTM”) as of December 31, 2011 and 2010 were as follows:

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 3.  Securities, continued

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values
2011
U.S. Government and federal agency	$8,981	$160	$0	$9,141
Mortgage-backed securities	346	25	0	371
Collateralized mortgage obligations	2,555	126	0	2,681
States and political subdivisions	16,888	653	(11)	17,530
Total	$28,770	$964	$(11)	$29,723

2010
Mortgage-backed securities	$573	$30	$0	$603
Collateralized mortgage obligations	3,707	152	0	3,859
States and political subdivisions	3,354	85	(33)	3,406
Total	$7,634	$267	$(33)	$7,868

The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $2,358 and $2,472 as of December 31, 2011.  The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $4,392 and $4,561 as of December 31, 2010.

The following tables detail unrealized losses and related fair values in the Bank’s available-for-sale and held-to-maturity investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2011 and 2010, respectively.

Temporarily Impaired Securities in AFS Portfolio

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2011	Value	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises*	$10,558	$(30)	$2,993	$(7)	$13,551	$(37)
Mortgage-backed securities	42,828	(182)	0	0	42,828	(182)
Collateralized mortgage obligations	6,884	(14)	16	(1)	6,899	(15)
State and political subdivisions	3,971	(19)	0	0	3,971	(19)
Total	$64,241	$(245)	$3,009	$(8)	$67,249	$(253)

2010
US Government and federal agency	$4,336	$(143)	$0	$0	$4,336	$(143)
Government-sponsored enterprises*	30,496	(1,198)	0	0	30,496	(1,198)
Mortgage-backed securities	44,768	(889)	23	(1)	44,791	(890)
State and political subdivisions	11,887	(538)	0	0	11,887	(538)
Total	$91,487	$(2,768)	$23	$(1)	$91,510	$(2,769)

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 3.  Securities, continued

Temporarily Impaired Securities in HTM Portfolio

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2011	Value	Losses	Value	Losses	Value	Losses
State and political subdivisions	$1,005	$(11)	$0	$0	$1,005	$(11)
Total	$1,005	$(11)	$0	$0	$1,005	$(11)

2010
State and political subdivisions	$230	$(33)	$0	$0	$230	$(33)
Total	$230	$(33)	$0	$0	$230	$(33)

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based upon this evaluation at December 31, 2011, there are two securities in the portfolio with unrealized losses for a period greater than 12 months.  We have analyzed each individual security for Other Than Temporary Impairment (“OTTI”) purposes by reviewing delinquencies, loan-to-value ratios, and credit quality and concluded that all unrealized losses presented in the tables above are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

The amortized costs and approximate fair values of available-for-sale and held-to-maturity investment securities as of December 31, 2011, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Costs	Fair Values	Amortized Costs	Fair Values
Due after one year through five years	$5,700	$5,783	$599	$630
Due after five years through ten years	14,619	14,634	8,574	8,837
Due after ten years	25,189	25,168	16,696	17,204
Mortgage-backed securities*	98,836	99,490	346	371
Collateralized mortgage obligations*	15,280	15,390	2,555	2,681
Total	$159,624	$160,465	$28,770	$29,723

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

Securities with amortized costs of $71,753 and $73,231 as of December 31, 2011 and 2010, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Gross proceeds on the sale of securities were $45,922 in 2011, with $1,152 of gross gains realized and $135 of gross losses realized.  There were no sales of securities in 2010.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 4.  Loans and Allowance for Loan and Lease Losses

The major components of loans in the consolidated balance sheets at December 31, 2011 and December 31, 2010 are as follows:

	12/31/11	12/31/10

Commercial	$87,711	$92,809
Real estate:
Construction and land development	36,081	57,865
Residential, 1-4 families	122,450	126,657
Commercial real estate	257,578	261,969
Consumer	4,314	4,707
Deferred loan fees, net	452	287
	508,586	544,294

Allowance for loan losses	(9,650)	(11,003)
Net Loans	$498,936	$533,291

Substantially all one-four family residential and commercial real estate loans collateralize the line of credit available from the Federal Home Loan Bank and substantially all commercial and construction loans collateralize the line of credit with the Federal Reserve Bank of Richmond Discount Window.  The aggregate amount of deposit overdrafts that have been reclassified as loans and included in the consumer category in the above table as of December 31, 2011 and December 31, 2010 was $74 and $102, respectively.

Loan Origination.  The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a periodic basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, credit concentrations, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Company’s management examines current and projected cash flows to determine the ability of the borrower to repay his obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from their customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 4.  Loans and Allowance for Loan and Lease Losses, continued

conditions in the real estate market or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus income producing loans. At December 31, 2011, approximately 44% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties and 51% was secured by income-producing properties.

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

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 4.  Loans and Allowance for Loan and Lease Losses, continued

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

	2011	2010
Balances at beginning of year	$24,531	$28,429
Advances	21,830	12,190
Repayments	(26,211)	(16,088)
Balances at end of year	$20,150	$24,531

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following schedule is an aging of past due loans receivable by portfolio segment as of December 31, 2011 and December 31, 2010:

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 4.  Loans and Allowance for Loan and Lease Losses, continued

In thousands	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2011
Commercial	$93	$813	$1,957	$2,863	$84,848	$87,711	$0
Commercial Real Estate
Owner occupied	1,265	495	1,012	2,772	110,697	113,469	0
Income producing	0	0	808	808	129,333	130,141	0
Multifamily	0	0	0	0	13,968	13,968	0
Construction & Development
1 - 4 Family	0	0	0	0	11,171	11,171	0
Other	0	569	3,713	4,282	19,266	23,548	0
Farmland	0	0	0	0	1,362	1,362	0
Residential
Equity Lines	164	0	0	164	30,241	30,405	0
1 - 4 Family	775	0	93	868	86,284	87,152	0
Junior Liens	1	0	0	1	4,892	4,893	0
Consumer - Non Real Estate
Credit Cards	10	0	0	10	1,345	1,355	0
Other	15	0	0	15	2,944	2,959	4
Deferred loan fees, net	0	0	0	0	452	452	0
Total	$2,323	$1,877	$7,583	$11,783	$496,803	$508,586	$4

December 31, 2010
Commercial	$6	$0	$896	$902	$91,905	$92,807	$0
Commercial Real Estate
Owner occupied	880	0	956	1,836	112,441	114,277	0
Income producing	29	0	662	691	131,960	132,651	474
Multifamily	0	0	140	140	14,901	15,041	0
Construction & Development
1 - 4 Family	0	679	0	679	17,154	17,833	0
Other	1,458	0	4,406	5,864	32,743	38,607	0
Farmland	0	0	0	0	1,426	1,426	0
Residential
Equity Lines	24	65	545	634	29,778	30,412	503
1 - 4 Family	878	112	2,986	3,976	87,309	91,285	1,265
Junior Liens	5	29	0	34	4,926	4,960	0
Consumer - Non Real Estate
Credit Cards	17	19	2	38	1,168	1,206	2
Other	43	3	0	46	3,456	3,502	0
Deferred loan fees, net	0	0	0	0	287	287	0
Total	$3,340	$907	$10,593	$14,840	$529,454	$544,294	$2,244

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 4.  Loans and Allowance for Loan and Lease Losses, continued

Nonaccrual Loans.  Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. Loans will be placed on nonaccrual status automatically when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection.  In this case, the loan will continue to accrue interest despite its past due status.  When interest accrual is discontinued, all unpaid accrued interest is reversed and any payments received are applied to the outstanding principal balance. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The following is a schedule of loans receivable, by portfolio segment, on nonaccrual status as of December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
Commercial - Non Real Estate	$2,183	$1,873
Commercial Real Estate
Owner occupied	1,013	1,037
Income producing	808	969
Multifamily	0	140
Construction & Development
1 - 4 Family	471	0
Other	3,713	6,360
Farmland	0	0
Residential
Equity Lines	64	43
1 - 4 Family	334	1,820
Junior Liens	49	0
Consumer - Non Real Estate
Credit Cards	0	0
Other	3	0
Total	$8,638	$12,242

Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $550 during the year ended December 31, 2011 and $1,227 during the year ended December 31, 2010.  There were twelve restructured loans totaling $2,305 at December 31, 2011 and no restructured loans at December 31, 2010.

Impaired Loans.  Impaired loans are identified by the Company as loans in which it is determined to be probable that the borrower will not make interest and principal payments according to the contract terms of the loan.  In determining impaired loans, our credit administration department reviews past-due loans, examiner classifications, Bank classifications, and a selection of other loans to provide evidence as to whether the loan is impaired.  All loans rated as substandard are evaluated for impairment by the Bank’s Allowance for Loan and Lease Losses (“ALLL”) Committee.  Once classified as impaired, the ALLL Committee individually evaluates the total loan relationship, including a detailed collateral analysis, to determine the reserve appropriate for each one.  Any potential loss exposure identified in the collateral analysis is set aside as a specific reserve (valuation allowance) in the allowance for loan and lease losses.  If the impaired loan is subsequently resolved and it is determined the reserve is no longer required, the specific reserve will be taken back into income on the income statement for the period the determination is made.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans as of December 31, 2011 and December 31, 2010 are set forth in the following table:

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 4.  Loans and Allowance for Loan and Lease Losses, continued

In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011
With no related allowance:
Commercial	$4,321	$4,880	$0	$4,791	$133
Commercial Real Estate
Owner occupied	14,963	14,995	0	15,305	892
Income producing	2,112	2,201	0	2,122	63
Multifamily	0	0	0	0	0
Construction & Development
1 - 4 Family	1,763	1,643	0	1,632	73
Other	2,906	4,541	0	3,230	100
Farmland	185	185	0	188	14
Consumer - Non Real Estate
Credit Cards	0	0	0	0	0
Other	15	15	0	18	1
Residential
Equity Lines	304	230	0	230	7
1st D/T	6,875	7,093	0	6,906	356
Junior Liens	19	19	0	21	1
Total loans with no allowance	$33,463	$35,802	$0	$34,443	$1,640

With an allowance recorded:
Commercial	139	222	79	225	9
Construction & Development
1 - 4 Family	420	490	51	723	29
Other	1,902	3,741	1,839	3,741	132
Residential
1st D/T	930	1,027	97	1,035	48
Junior Liens	15	49	33	50	0
Total loans with an allowance	$3,406	$5,529	$2,099	$5,774	$218

Total:
Commercial	4,460	5,102	79	5,016	142
Commercial Real Estate	17,075	17,196	0	17,427	955
Construction & Development	7,176	10,600	1,890	9,514	348
Consumer – Non Real Estate	15	15	0	18	1
Residential	8,143	8,418	130	8,242	412
Totals	$36,869	$41,331	$2,099	$40,217	$1,858

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 4.  Loans and Allowance for Loan and Lease Losses, continued

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

Cash basis interest income on impaired loans was $1.7 million for the year ended December 31, 2011 and $1.4 million for the year ended December 31, 2010.

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

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 4.  Loans and Allowance for Loan and Lease Losses, continued

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

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 4.  Loans and Allowance for Loan and Lease Losses, continued

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

Risk Rated 9
Loss – assets classified as loss are considered to be non-collectible and of such little value that their continuance as bankable assets is not warranted. This does not mean the loan has absolutely no recovery value, but rather it is neither practical nor desirable to defer writing off the loan, even though partial recovery may be obtained in the future. Losses are taken in the period in which they are determined to be as uncollectible.

As of December 31, 2011 and December 31, 2010, and based on the most recent analysis performed at those dates, the risk category of loans and leases is as follows:

Internal Risk Rating Grades In thousands	1 - 4	5	6	7
December 31, 2011
Commercial	$29,554	$49,325	$3,659	$5,173
Commercial - Real Estate
Owner occupied	27,917	64,408	3,058	18,086
Income producing	15,710	100,994	10,924	2,513
Multifamily	8,613	5,355	0	0
Construction & Development
1 - 4 Family	2,125	4,871	1,489	2,686
Other	1,426	8,881	3,610	9,630
Farmland	0	345	833	185
Totals	$85,345	$234,179	$23,573	$38,273

Total:
Commercial	29,554	49,325	3,659	5,173
Commercial Real Estate	52,240	170,757	13,982	20,599
Construction & Development	3,551	14,097	5,932	12,501
Totals	$85,345	$234,179	$23,573	$38,273

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 4. Loans and Allowance for Loan and Lease Losses, continued

Internal Risk Rating Grades In thousands	1 - 4	5	6	7
December 31, 2010
Commercial	$32,896	$45,652	$6,637	$7,624
Commercial Real Estate
Owner occupied	35,892	53,093	4,248	21,508
Income producing	19,376	101,475	7,556	3,780
Multifamily	9,383	5,518	0	140
Construction & Development
1 - 4 Family	43	5,119	1,178	11,493
Other	273	18,435	749	19,149
Farmland	83	269	883	191
Totals	$97,946	$229,561	$21,251	$63,885

Total:
Commercial	$32,896	$45,652	$6,637	$7,624
Commercial Real Estate	$64,651	$160,086	$11,804	$25,428
Construction & Development	$399	$23,823	$2,810	$30,833
Totals	$97,946	$229,561	$21,251	$63,885

There are no loans classified as 8 or 9 as of December 31, 2011 or December 31, 2010.

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

Risk Based on Payment Activity	Performing		Non-Performing
In thousands	12/31/11	12/31/10	12/31/11	12/31/10
Residential
Equity Lines	$30,341	$29,866	$64	$546
1st D/T	86,818	88,200	334	3,085
Junior Liens	4,844	4,960	49	0
Consumer - Non Real Estate
Credit Cards	1,351	1,203	4	2
Other	2,956	3,502	3	0
Totals	$126,310	$127,731	$454	$3,633

Total:
Residential	$122,003	$123,026	$447	$3,631
Consumer	4,307	4,705	7	2
Totals	$126,310	$127,731	$454	$3,633

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 4.  Loans and Allowance for Loan and Lease Losses, continued

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

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 4.  Loans and Allowance for Loan and Lease Losses, continued

Historical Valuation
Historical valuation allowances are calculated based on the historical loss experience of specific types of loans at the time they were charged-off. The Company uses a rolling 8-quarter analysis to determine its historical loss ratio for the specific pool. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the average balance of loans in the pool for the respective quarter. The Company’s pools of similar loans include:  (i) commercial real estate – owner occupied, (ii) commercial real estate – income producing, (iii) commercial real estate – multifamily, (iv) commercial and industrial, (v) construction/development – 1-4 family, (vi) construction/development – other, (vii) residential real estate – 1st deeds of trust, (viii) residential real estate – junior liens, (ix) farmland, (x) home equity lines, (xi) business manager credits, (xii) consumer and credit cards, and (xiii) loans held for sale.  The loss ratios used for the analyses at December 31, 2011 and December 31, 2010 are as follows:

	12/31/11	12/31/10
Commercial Real Estate – Owner Occupied	0.28%	0.38%
Commercial Real Estate – Income Producing	0.10%	0.11%
Commercial Real Estate – Multifamily	0.71%	0.54%
Commercial and Industrial	0.66%	0.84%
Construction/Development – 1 – 4 family	0.54%	0.54%
Construction/Development – other	5.04%	3.27%
Residential real estate – 1st deeds of trust	0.68%	0.72%
Residential real estate – Junior liens	2.08%	2.08%
Farmland	0.00%	0.00%
Home Equity Lines	0.72%	0.72%
Business Manager	0.00%	0.00%
Consumer & credit cards	1.33%	0.89%
Loans Held for sale	n/a	n/a

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

General Valuation
General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) levels and trends in credit quality; (ii) trends in the volume of loans; (iii) the experience, ability and effectiveness of the bank’s lending management and staff; (iv) local economic trends and conditions; (v) credit concentration risk; (vi) current industry conditions; (vii) real estate market conditions; (viii) and large relationship credit risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a general allocation matrix to determine an appropriate general valuation allowance, based on the risk assessment performed by management and the loss factors established for high and low ranges.  Loans identified as losses by management, internal loan review and/or regulatory examiners are charged-off.  The general valuation factors used for the analyses at December 31, 2011 and December 31, 2010 are as follows:

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 4.  Loans and Allowance for Loan and Lease Losses, continued

	12/31/11		12/31/10
	Low	High	Low	High
Levels and trends in credit quality	0.20%	0.30%	0.20%	0.30%
Trends in volume of loans	0.00%	0.10%	0.00%	0.10%
Lending management and staff	0.00%	0.05%	0.00%	0.05%
Local economic trends and conditions	0.25%	0.35%	0.25%	0.35%
Credit concentration risk	0.00%	0.05%	0.10%	0.15%
Current industry conditions/general economic conditions	0.10%	0.15%	0.10%	0.15%
Commercial real estate devaluation	0.15%	0.25%	0.30%	0.40%
Residential real estate devaluation	0.15%	0.25%	0.30%	0.40%
Credit concentration risk – large relationships	0.60%	0.90%	0.60%	0.90%

As can be seen from the data above, we have decreased our risk assessments on credit concentration risk and real estate devaluations during 2011.  The decrease in risk assessment for credit concentration risk (from high to low) is driven by the overall reduction in non owner occupied real estate credits as compared to our total portfolio, as can be seen from the table below:

	12/31/11	12/31/10
Total A&D/Construction to Capital	45%	82%
Total CRE-Non Owner Occupied to Capital	230%	280%

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

Changes in the allowance for loan losses for the year ended December 31, 2011 by segment are as follows:

In thousands	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
December 31, 2011
Commercial	$1,356	$(58)	$2	$(187)	$1,113
Commercial Real Estate	3,651	(61)	7	128	3,725
Construction/Development	3,806	(1,250)	0	1,496	4,052
Residential Real Estate	2,138	(222)	50	(1,234)	732
Consumer	52	(56)	11	21	28
Total	$11,003	$(1,647)	$70	$224	$9,650

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 4.  Loans and Allowance for Loan and Lease Losses, continued

In thousands	Individually Evaluated for Impairment
	12/31/11		12/31/10
	Allowance	Total Loans	Allowance	Total Loans
Commercial	$79	$4,539	$16	$3,689
Commercial Real Estate	0	17,075	0	14,242
Construction/Development	1,890	9,067	1,200	12,347
Residential Real Estate	130	8,272	64	5,289
Consumer	0	15	0	20
Unallocated	0	0	0	0
Total	$2,099	$38,968	$1,280	$35,587

In thousands	Collectively Evaluated for Impairment
	12/31/11		12/31/10
	Allowance	Total Loans	Allowance	Total Loans
Commercial	$1,034	$83,172	$1,340	$89,120
Commercial Real Estate	3,725	240,503	3,651	248,014
Construction/Development	2,162	27,014	2,606	45,518
Residential Real Estate	602	114,178	2,074	121,368
Consumer	28	4,299	52	4,687
Unallocated	0	452	0	0
Total	$7,551	$469,618	$9,723	$508,707

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

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 5.  Foreclosed Assets

The following table summarizes the activity in foreclosed assets:

	2011	2010
Balance, beginning of year	$16,081	$2,513
Additions	4,341	16,781
Capitalized items	1,321	400
Sales	(3,623)	(3,213)
Impairment write-downs	(931)	(270)
Gain (loss)	(149)	(130)
Balance, end of year	$17,040	$16,081

Note 6.  Premises and Equipment

Components of premises and equipment and total accumulated depreciation and amortization as of December 31, 2011 and 2010 are as follows:

	2011	2010
Land and improvements	$2,704	$2,704
Buildings	4,168	4,168
Furniture, fixtures, and equipment	4,691	4,505
Leasehold improvements	1,777	1,448
Construction in progress	151	559
	13,491	13,384
Less accumulated depreciation	(6,000)	(5,648)
Premises and Equipment, net	$7,491	$7,736

Depreciation expense for the years ended December 31, 2011 and 2010 amounted to $643 and $680, respectively.

The Company currently leases its main office location under a non-cancelable operating lease and currently leases one additional branch location in the City of Roanoke.  The Company also has entered into a land lease for its South Roanoke office.  Rental expenses under operating leases were approximately $520 and $512 for 2011 and 2010 respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2011 were as follows:
Year	Amount
2012	$496
2013	496
2014	496
2015	114
2016	114
Thereafter	1,872
Total	$3,588

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 7.  Federal Home Loan Bank Stock

Restricted stock, which represents a required investment in the common stock of a correspondent bank, is carried at cost and as of December 31, 2011 and December 31, 2010, included the common stock of the FHLB, which is included in other assets.

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

The FHLB of Atlanta neither provides dividend guidance prior to the end of each quarter, nor conducts repurchases of excess activity-based stock on a daily basis, instead making such determinations quarterly.  The FHLB of Atlanta announced on October 27, 2011 that it approved a dividend at the rate of 0.80% for the third quarter of 2011.  The FHLB of Atlanta repurchased $274 of capital stock in the fourth quarter, leaving a remaining balance of $460 in excess FHLB stock as of December 31, 2011.  The excess stock balance represents stock that the Company is not required to hold for which the FHLB is currently unable to redeem.

Based on evaluation of criteria under ASC Topic 320, management believes that no impairment charge in respect of the restricted stock is necessary as of December 31, 2011.

Note 8.  Time Deposits

At December 31, 2011 the approximate scheduled maturities of time deposits are as follows:

Three months or less	$53,925
Four to twelve months	74,118
One to three years	35,707
Over three years	10,585
Total	$174,335

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 8.  Time Deposits, continued

The aggregate amount of time deposits in denominations of $100 or more at December 31, 2011 and 2010 was $117,832 and $105,853 respectively.

Note 9.  Borrowed Funds

Short-term debt
Short-term debt includes Federal Home Loan Bank of Atlanta advances that mature in 12 months or less, securities sold under agreements to repurchase, federal funds purchased and borrowings for the discount window generally maturing within one to seven days from the transaction date.  Short-term FHLB advances totaled $15,000 and $5,000 at December 31, 2011 and 2010, respectively.  The $15,000 balance as of December 31, 2011 is comprised of two fixed rate credits.  The first credit maturing is a $10,000 advance that matures on April 27, 2012 and carries an annual interest rate of 0.28%.  The second credit has a balance of $5,000 that matures on November 20, 2012 and carries an annual interest rate of 1.97%.  At December 31, 2011, the Company had $17,000 available under short-term unsecured lines of credit and $88,330 available under short-term secured lines of credit.  Additional information is summarized below:

	2011	2010

Outstanding balance at December 31	$33,646	$22,296
Weighted average rate at December 31	0.52%	2.25%
Daily average outstanding during the period	$30,322	$38,647
Average rate for the period	0.38%	2.50%
Maximum outstanding at any month-end during the period	$38,646	$43,667

Securities with a fair market value of $18,687 and $25,644 collateralized securities sold under agreements to repurchase at December 31, 2011 and 2010, respectively.

Long-term debt
The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $28,000 and $43,000 as of December 31, 2011 and 2010, respectively.  At December 31, 2011, there is one convertible advance in the amount of $5,000, one fixed-rate advance in the amount of $10,000, and one fixed-rate advance in the amount of $13,000.  The Federal Home Loan Bank of Atlanta has the option to convert the one $5,000 convertible advance on the conversion date below, and on any quarterly interest payment date thereafter, with at least two business days notice.  If converted, this convertible advance will be converted into a 3-month London Interbank Offered Rate (“LIBOR”) based adjustable rate credit (“ARC”) at 3-month LIBOR.  The Federal Home Loan Bank of Atlanta had the option to convert the $10,000 advance on July 23, 2011 into an adjustable rate credit and chose not to convert.  Therefore this credit now acts like a fixed rate advance. The following table provides more information on the outstanding advances as of December 31, 2011 and 2010:

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 9.  Borrowed Funds, continued

LONG-TERM FEDERAL HOME LOAN BANK ADVANCES

Advance	Maturity	Conversion	Current	2011	2010
Date	Date	Date	Rate	Balance	Balance

June 29, 2006	June 29, 2016	n/a	5.030%	$13,000	$13,000
Nov. 9, 2006	Nov. 9, 2016	Quarterly	4.280%	5,000	5,000
Mar. 31, 2008	Mar. 29,2018	Mar. 29, 2011	n/a	0	10,000
July 22, 2008	July 23,2018	n/a	3.530%	10,000	10,000
Nov. 20, 2009*	Nov. 20,2012	n/a	1.972%	0	5,000

			TOTAL	$28,000	$43,000

* Included in short-term debt as of December 31, 2011.

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

The preferred securities and common securities of all three trusts are included in the Company’s Tier 1 capital for regulatory capital adequacy purposes as they do not exceed 25% of the Company’s total Tier I capital excluding the securities.  The Company’s obligations with respect to the issuance of the preferred securities and common securities of

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 9.  Borrowed Funds, continued

both trusts constitute a full and unconditional guarantee by the Company of the trusts obligations with respect to the preferred securities and common securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on the trusts’ preferred trust securities and common securities.  As of December 31, 2011, there are no such deferred interest payments.  As a result of the Company’s adoption of generally accepted accounting standards related to business consolidations, all three Trusts’ common securities have been presented as a component of other assets.

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
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 10. Fair Value of Financial Instruments, continued

Loans:  The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 are summarized below:

In thousands	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale:
U.S. Government and federal agency	$2,772	$0	$2,772	$0
Government-sponsored enterprises*	38,842	0	38,842	0
Mortgage-backed securities	99,490	0	99,490	0
Collateralized mortgage obligations	15,390	0	15,390	0
States and political subdivisions	3,971	0	3,971	0
Held for sale loans	640	0	640	0
Total assets at fair value	$161,105	$0	$161,105	$0

Total liabilities at fair value	$0	$0	$0	$0

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of December 31, 2011 are included in the table below:

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 10. Fair Value of Financial Instruments, continued

In thousands	Total	Level 1	Level 2	Level 3
Impaired loans
Commercial	$1,035	$0	$0	$1,035
Commercial Real Estate	56	0	0	56
Residential Real Estate	1,228	0	0	1,228
Construction Real Estate	3,469	0	0	3,469
Foreclosed assets	17,040	0	0	17,040
Total assets at fair value	$22,828	$0	$0	$22,828

Total liabilities at fair value	$0	$0	$0	$0

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
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 10. Fair Value of Financial Instruments, continued

Junior Subordinated Debentures:   The values of the Company’s junior subordinated debentures are variable rate instruments that reprice on a quarterly basis, therefore, carrying value is adjusted for the three month repricing lag in order to approximate fair value.

Off-Balance-Sheet Financial Instruments:  The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2011 and 2010, the fair value of loan commitments and stand-by letters of credit was immaterial.

The carrying amounts and approximate fair values of the Company’s financial instruments are as follows at December 31, 2011 and 2010:

	2011		2010
	Carrying Amounts	Approximate Fair Values	Carrying Amounts	Approximate Fair Values
Financial assets
Cash and due from banks	$8,428	$8,428	$4,318	$4,318
Interest-bearing deposits in banks	22,296	22,296	19,994	19,994
Securities available-for-sale	160,465	160,465	145,894	145,894
Securities held-to-maturity	28,770	29,723	7,634	7,868
Restricted equity securities	4,913	4,913	5,661	5,661
Loans, net	498,936	506,971	533,291	539,953
Bank owned life insurance	16,565	16,565	14,475	14,475

Financial liabilities
Total deposits	630,708	632,044	627,412	628,827
Short-term borrowings	18,646	18,646	17,296	17,296
FHLB borrowings	43,000	47,301	48,000	51,232
Junior subordinated debentures	16,496	15,865	16,496	15,864

Note 11. Earnings per Common Share

Basic earnings per common share is based upon the weighted average number of common shares outstanding during the period.  The weighted average shares outstanding for the diluted earnings per common share computations were adjusted to reflect the assumed conversion of shares available under stock options.  The following table details the computation of basic and diluted earnings per share for each year ended December 31.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 11. Earnings per Common Share, continued

	Net Income to Common Shareholders	Weighted Average Shares	Per Share Amount
Year Ended December 31, 2011
Basic earnings per common share	$4,720	4,704,238	$1.00
Effect of dilutive stock options		32,384
Effect of dilutive stock warrants		0
Diluted earnings per common share	$4,720	4,736,622	$1.00

Year Ended December 31, 2010
Basic earnings per common share	$2,534	4,680,251	$0.54
Effect of dilutive stock options		7,749
Effect of dilutive stock warrants		0
Diluted earnings per common share	$2,534	4,688,000	$0.54

Note 12.  Employee Benefit Plan

The Company has a defined contribution plan (the “Plan”) qualifying under IRS Code Section 401(k).  Eligible participants in the Plan can contribute up to the maximum percentage allowable not to exceed the dollar limit under IRS Code Section 401(k).  Employee contributions are matched by the Company based on 100 percent of the first three percent of an employee's contribution and 50 percent of employee contributions which exceed three percent but do not exceed six percent.  For the years ended December 31, 2011 and 2010, the Company contributed $240 and $238, to the Plan, respectively.

During 2002, the Company adopted a deferred compensation plan to provide future compensation to certain members of management.  Under plan provisions, payments projected to range from $37 to $285 are payable for 15 years certain, generally beginning at age 65.  The liability accrued for compensation deferred under the plan was $1,817 at December 31, 2011 and $1,523 at December 31, 2010.  Deferred compensation expense, an actuarially determined amount, was $342 during 2011 and $128 during 2010.  Assumed discount rate, rate of compensation increase, and expected after-tax long-term rate of return on plan assets were 7.25%, 5%, and 5%, respectively at December 31, 2011 and December 31, 2010.

The Company has purchased and is the beneficiary of life insurance policies that are indirectly related to funding of our employee benefit plans.  The cash value totaled approximately $16,565 and $14,475 at December 31, 2011 and 2010, respectively.

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

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 13.  Shareholders’ Equity, continued

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

The Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and thereafter at a rate of 9% per annum. The Company may redeem the Preferred Stock, upon obtaining the approval of the Federal Reserve Bank, at the liquidation amount plus accrued and unpaid dividends. The Preferred Stock is generally non-voting.

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

Upon the request of the Treasury at any time, the Company has agreed to promptly enter into a deposit arrangement pursuant to which the Preferred Stock may be deposited and depositary shares (“Depositary Shares”), representing fractional shares of Preferred Stock, may be issued. The Company registered the Preferred Stock, the Warrant, and the shares of Common Stock underlying the Warrant on January 12, 2009.

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

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 14.  Share Based Compensation, continued

The Company has two share based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was approximately $112 for the year ended December 31, 2011, and $173 for the year ended December 31, 2010. The total recognized tax benefit related to the compensation expense was $0 for the years ended December 31, 2011 and December 31, 2010.

Stock Option Plans
The Company has a 2011 Key Employee Equity Award Plan (the 2011 Plan) which succeeds the Company’s 2005 Key Employee Equity Award Plan (2005 Plan).  Under the 2011 Plan, the Company is authorized to issue up to 250,000 shares of Common Stock plus the number of shares of Common Stock available under the 2005 Plan as of the date the 2011 Plan was adopted by the Company’s Board of Directors.  This number of shares totaled 764.  Accordingly, 250,764 shares of authorized but unissued common stock are reserved for use in the 2011 Plan.  Generally, if an award is terminated, the shares allocated to that award under the 2011 Plan may be reallocated to new awards under the 2011 Plan.  Shares surrendered pursuant to the exercise of a stock option or other award or in satisfaction of tax withholding requirements under the 2011 Plan may also be reallocated to other awards.  The 2011 Plan also provides that if there is a stock split, stock dividend or other event that affects the Company’s capitalization, appropriate adjustments will be made in the number of shares that may be issued under the 2011 Plan and in the number of shares and price of all outstanding grants and awards made before such event.  The 2011 Plan also provides that no award may be granted more than 10 years after the date the 2011 Plan is adopted by the Board of Directors.  The 2011 Plan gives the Company flexibility in tailoring equity-based compensation awards for employees from time to time to the continuing objective of aligning employee incentives with the interests of shareholders as the Company grows and develops.  In addition to incentive and nonqualified stock options, the 2005 Plan permits the grant of restricted stock, stock appreciation rights and stock units to persons designated as “Key Employees”.  The 2005 Plan will remain in effect for ten years, subject to the right of the Board of Directors to terminate the 2005 Plan earlier, except with respect to awards made prior to and outstanding on that date which remain valid in accordance with their terms. Under the 2011 Plan, there are 4,200 incentive stock shares and 0 restricted stock shares granted to officers and key employees currently outstanding and 232,697 shares available for grant as of December 31, 2011.

The Company has a 2005 Key Employee Equity Award Plan (the 2005 Plan) which has been succeeded by the 2011 Plan.    Under the 2005 Plan, there are 177,290 incentive stock shares and 37,460 restricted stock shares granted to officers and key employees currently outstanding and no shares available for grant as of December 31, 2011.

Additionally, the Company has a 1995 Incentive Stock Plan (the 1995 Plan) which was succeeded by the 2005 Plan.  Under the 1995 Plan, there are options for 39,800 shares granted to officers and key employees currently outstanding and no shares available for grant as of December 31, 2011.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 14.  Share Based Compensation, continued

volatilities of our trading history. The expected life is based on the average life of the options of 10 years and the weighted average vesting period of 5 years, and forfeitures are estimated based on the Company’s history. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the years ended December 31, 2011 and 2010.

	2011	2010
Expected dividend yield	2%	3%
Risk-free interest rate	1.98%	2.86%
Expected life of options (in years)	7.5 years	7.5 years
Expected volatility of stock price	47.4% - 51.8%	42.1% - 50.6%

Total stock-based compensation recognized as compensation expense on our consolidated statement of income is as follows:

	2011	2010
Option Grants	$43	$91
Restricted Stock Grants	69	82
Total Compensation Expense	$112	$173

The Company forfeited 14,000 restricted stock grants at December 31, 2011 as a result of performance criteria related to asset quality indicators not being met.  As such, $115 of previously recognized expense was reversed.

As of December 31, 2011, there was $154 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees.  A maturity schedule of the unrecognized compensation cost (dollars in thousands) as of December 31, 2011 is as follows:

	2012	2013	2014	2015	2016	Total
Compensation Cost	108	33	9	3	1	154

As of December 31, 2011, the weighted average period for which unrecognized expense will be recognized is 1.4 years.  Total unrecognized compensation cost will be adjusted for future grants and future changes in estimated forfeitures.

General Stock Option Information

A summary of option activity under the stock option plans during the years ended December 31, 2011 and 2010 is presented below:

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 14.  Share Based Compensation, continued

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Contractual Term
Balance 12/31/09	237,850	$8.77	$2.76	$12	6.65 years
Granted	10,500	3.83	1.34
Exercised	0	0	0
Forfeited	(15,800)	10.24	3.47
Expired	0	0	0
Authorized	0	0	0
Balance 12/31/10	232,550	$8.44	$2.64	$0	5.78 years
Granted	5,200	4.82	1.96
Exercised	0	0	0
Forfeited	(1,160)	7.35	2.86
Expired	(15,300)	5.20	0.95
Authorized	0	0	0
Balance at 12/31/11	221,290	8.59	2.74	$62	5.28 years
Exercisable at 12/31/11	161,298	$9.62	$3.04	$22	4.48 years

There were no stock options exercised during the years ended December 31, 2011 or December 31, 2010; therefore there was no intrinsic value of options exercised for those years.

Information regarding shares vested during the years ended December 31, 2011 and 2010 are as follows:

Year Ending	Number of Shares Vested	Total Fair Value of Shares Vested
December 31, 2011	28,580	$ 71
December 31, 2010	33,270	$ 103

Information regarding the stock options outstanding at December 31, 2011 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.02 - $5.85	57,640	6.3 years	$ 3.94	26,838	$ 4.29
$5.86 - $8.64	41,900	6.2 years	$ 6.16	27,500	$ 6.25
$8.65 - $11.44	43,150	5.1 years	$ 9.78	33,520	$ 9.96
$11.45 - $14.23	78,600	4.2 years	$ 12.64	73,440	$ 12.67
Totals	221,290	5.3 years	$ 8.59	161,298	$ 9.62

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 14.  Share Based Compensation, continued

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2011 was $62 and $22, respectively.  The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2010 was $0 and $0, respectively.

A summary of the status of the Company’s non-vested options as of December 31, 2011 and 2010 and changes during the years then ended is presented below:
	Non-Vested Options Outstanding	Weighted Average Grant Date Fair Value

Non-vested options, 12/31/09	114,501	$ 2.51
Granted	10,500
Vested	(33,270)
Forfeited	(7,399)
Non-vested options, 12/31/10	84,332	$ 2.13
Granted	5,200
Vested	(28,580)
Forfeited	(960)
Non-vested options, 12/31/11	59,992	$ 1.94

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2011 and 2010 and changes during the years then ended is presented below:

	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Outstanding at 12/31/09	30,000	$ 4.62
Granted	36,195	$ 4.05
Forfeited	(2,180)	$ 5.84
Outstanding at 12/31/10	64,015	$ 4.26
Granted	18,867	$ 3.86
Vested	(30,872)	$ 3.93
Forfeited	(14,550)	$ 5.93
Outstanding at 12/31/11	37,460	$ 3.68

The fair value of each non-vested restricted stock grant is equal to the stock price on the date of grant and assumes the performance goals will be achieved.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 15.  Income Taxes

Purchased Tax Credits
The Company periodically invests in tax credits.  During the years ended December 31, 2011 and 2010, no tax credit investments were made.

Current and Deferred Income Tax Components
Total income tax expense for the years ended December 31, 2011 and 2010 consists of the following:

	2011	2010
Current	$1,161	$322
Deferred	1,071	1,203
	$2,232	$1,525

Rate Reconciliation
Total income tax expense (benefit) differed from the "expected" amount computed by applying the U.S. Federal income tax rate of 34 percent to income before income taxes as a result of the following:

	2011	2010
Tax at statutory federal rate	$2,693	$1,635
Tax-exempt interest income	(196)	(191)
Tax-exempt interest disallowance	20	26
Cash surrender value of life insurance	(201)	(185)
Other	(84)	240
	$2,232	$1,525

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 15.  Income Taxes, continued

Deferred Income Tax Analysis
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets
Allowance for loan losses	$3,281	$3,705
Federal tax credit	193	875
State tax credit	377	447
Net unrealized losses on available-for-sale securities	0	577
Interest income on nonaccrual loans	284	224
Alternative minimum tax carry-forward	93	93
Employee benefits	647	533
Total deferred tax assets	4,875	6,454

Deferred tax liabilities
Depreciation	(135)	(71)
Net unrealized losses on available-for-sale securities	(286)	0
Net holding gains on securities reclassified to held-to-maturity	(58)	0
Accretion of bond discount	(36)	(31)
Total deferred tax liabilities	(515)	(102)
Net deferred tax assets	$4,360	$6,352

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

A detailed composition of the Bank's loan portfolio is provided in the consolidated financial statements.  The Bank's commercial loan portfolio is diversified, with no significant concentrations of credit.  Commercial real estate loans are generally collateralized by the related property.  The residential real estate loan portfolio consists principally of loans collateralized by 1-4 family residential property.  The loans to an individual’s portfolio consist of consumer loans primarily for home improvements, automobiles, personal property and other consumer purposes.  These loans are generally collateralized by the related property.  Overall, the Bank's loan portfolio is not concentrated within a single industry or group of industries, the loss of any one or more of which would generate a materially adverse impact on the business of the Bank.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 16.  Concentrations of Credit Risk, continued

The Bank has established operating policies relating to the credit process and collateral in loan originations.  Loans to purchase real and personal property are generally collateralized by the related property.  Credit approval is principally a function of collateral and the evaluation of the creditworthiness of the borrower based on available financial information.

Note 17.  Commitments and Contingencies

The federal income tax returns of the Company for 2010 remain subject to examination by the IRS, generally for three years after they are filed. The Company will file its 2011 tax return by the legal filing deadline.

Litigation

In the normal course of business the Bank may be involved in various legal proceedings.  Based on the information presently available, and after consultation with legal counsel, management believes that the ultimate outcome in such proceedings, in the aggregate, will not have a material adverse effect on the business or the financial condition or results of operations of the Company.

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

	2011	2010
Commitments to extend credit	$119,097	$112,351
Standby letters of credit	11,540	12,312
Total	$130,637	$124,663

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

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 17.  Commitments and Contingencies, continued

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  These guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions.  Unless renewed, substantially all of the Bank's standby credit commitments at December 31, 2011 will expire within one year.  Management does not anticipate any material losses as a result of these transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Derivative Financial Instruments
For asset/liability management purposes, we may use interest rate swap agreements to hedge interest rate risk exposure to declining rates.  Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flow of the items being hedged.  At December 31, 2011 and 2010 the Company did not have any derivative agreements related to interest rate hedging in place.

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

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 18.  Regulatory Matters, continued

Dividends
The Company's principal source of funds for dividend payments is dividends received from the Bank.  The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by state law, regulations and policies.  A state bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand.  Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in-capital of the bank.  As of December 31, 2011 and 2010, the amount available for payment of dividends was $30,246 and $24,035 respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2011 and 2010 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2011 and 2010, the Company and the Bank were categorized as “well capitalized” as defined by applicable regulations.  To be categorized as “well capitalized”, the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since that date that management believes have changed the Company's or the Bank's category.  The Company's and the Bank's actual capital amounts and ratios are also presented in the table below.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 18.  Regulatory Matters, continued

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	$	%	$	%	$	%
2011
Total Capital (to Risk Weighted Assets):
Consolidated	82,522	14.6	45,079	8.0	n/a	n/a
Valley Bank	77,939	13.9	44,940	8.0	56,175	10.0
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	75,446	13.4	22,540	4.0	n/a	n/a
Valley Bank	70,885	12.6	22,470	4.0	33,705	6.0
Tier 1 Capital - Leverage (to Average Assets):
Consolidated	75,446	9.9	30,570	4.0	n/a	n/a
Valley Bank	70,885	9.3	30,480	4.0	38,100	5.0

2010
Total Capital (to Risk Weighted Assets):
Consolidated	78,423	13.4	46,918	8.0	n/a	n/a
Valley Bank	72,031	12.3	46,783	8.0	58,479	10.0
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	71,047	12.1	23,459	4.0	n/a	n/a
Valley Bank	64,674	11.1	23,392	4.0	35,087	6.0
Tier 1 Capital - Leverage (to Average Assets):
Consolidated	71,047	9.1	31,372	4.0	n/a	n/a
Valley Bank	64,674	8.3	31,293	4.0	39,117	5.0

Inter-company transactions
Legal lending limits on loans by the Bank to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers.  Generally, a bank may lend up to 10% of its capital and surplus to its parent, if the loan is secured.  If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan.  If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers' acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply.  Under this definition, the legal lending limit for the Bank on loans to the Company was $12.1 million and $11.4 million at December 31, 2011 and December 31, 2010, respectively.

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 19.  Parent Company Financial Information

Condensed Balance Sheets
	2011	2010
Assets
Cash	$2,912	$5,037
Loans, net of allowance for loan losses of $0 at December 31, 2011 and 2010	1,448	1,448
Investment in bank subsidiary, at equity	71,552	63,555
Investment in non-bank subsidiaries	496	496
Other assets	244	215
Total assets	$76,652	$70,751
Liabilities
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	$16,496	$16,496
Other liabilities	43	327
Total liabilities	16,539	16,823
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; issued and outstanding 16,019 shares in 2011 and 2010, respectively	15,661	15,494
Common stock no par value; 10,000,000 shares authorized; issued and outstanding 4,711,123 shares at December 31, 2011 and 4,680,251 issued and outstanding at December 31, 2010, respectively	23,654	23,542
Retained earnings	20,131	16,011
Accumulated other comprehensive loss	667	(1,119)
Total shareholders’ equity	60,113	53,928
Total liabilities and shareholders’ equity	$76,652	$70,751

Condensed Statements of Operations
	2011	2010
Income
Interest income	$30	$59
Expenses
Interest expense on balance due to non-bank subsidiaries	415	376
Provision for loan losses	0	0
Other expenses	406	290
Total Expenses	821	666
Loss before income taxes and equity in undistributed net income of subsidiary	(791)	(607)
Income tax benefit	(268)	(207)
Loss before equity in undistributed net income of subsidiary	(523)	(400)
Equity in undistributed net income of subsidiary	6,211	3,893
Net income	$5,688	$3,493
Preferred dividends and accretion of discount on warrants	968	959
Net income to common shareholders	$4,720	$2,534

Valley Financial Corporation
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010
(In thousands, except share data)

Note 19.  Parent Company Financial Information, continued

Condensed Statements of Cash Flows
	2011	2010
Cash flows from operating activities
Net income	$5,688	$3,493
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Equity in undistributed net (income) of subsidiary	(6,211)	(3,893)
Stock compensation expense	112	173
Increase in other assets	(29)	(184)
Increase (decrease) in other liabilities	(284)	1,505
Net cash and cash equivalents provided by (used in) operating activities	(724)	1,094
Cash flows from investing activities
(Increase) decrease in loans, net	0	5,430
Net cash and cash equivalents provided by investing activities	0	5,430
Cash flows from financing activities
Net proceeds from subsidiaries	0	(3,400)
Cash dividends paid	(1,401)	(202)
Net cash and cash equivalents used in financing activities	(1,401)	(3,602)
Net increase / (decrease) in cash and cash equivalents	(2,125)	2,922
Cash and cash equivalents at beginning of year	5,037	2,115
Cash and cash equivalents at end of year	$2,912	$5,037

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

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2011 based on the framework set forth in "Internal Control - Integrated Framework" issued by the

Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management concluded that, as of December 31, 2011, Valley Financial Corporation’s internal control over financial reporting was effective.

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

Item 9B.  Other Information

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406 and 407(c)(3), d(4) and d(5) of Regulation S-K is set forth under the captions “Information Concerning Directors and Nominees”, “Executive Officers Who Are Not Directors”, “Audit Committee”, “Nominating Committee”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Code of Ethics” of the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by Item 402 of Regulation S-K is set forth under the caption “Executive Compensation” of the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Items 201(d) and 403 of Regulation S-K is set forth under the captions “Security Ownership of Certain Beneficial Owners”, “Securing Ownership of Directors and Officers” and “Equity Compensation Plan Information” of the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information required by Items 404 and 407(a) of Regulation S-K is set forth under the captions “Certain Relationships and Related Transactions”, and “Information Concerning Directors and Nominees” of the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information required by item 9(e) of Schedule 14A is set forth under the caption “Audit Committee Information” of the Company’s 2012 Proxy Statement and is incorporated herein by reference.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report and can be found on our Company website at www.myvalleybank.com:
1.	Financial Statements: The flowing financial statements, notes and Independent Auditors’ Report may be found in Item 8 of this Form 10-K.

Independent Auditors’ Report.

Consolidated Balance Sheets as of December 31, 2011 and 2010.

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2011 and 2010.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 16, 2012.

Valley Financial Corporation

By:	/s/ Ellis L. Gutshall
Ellis L. Gutshall
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities indicated as of March 16, 2012.

Signature	Title
/s/ Ellis L. Gutshall	President, Chief Executive Officer and Director
(Ellis L. Gutshall)	(Principal Executive Officer)

/s/ Kimberly B. Snyder	Executive Vice President, Chief Financial Officer
(Kimberly B. Snyder)	(Principal Financial and Accounting Officer)

/s/ Abney S. Boxley, III *	Chairman, Director
(Abney S. Boxley, III)

/s/ William D. Elliot *	Director
(William D. Elliot)

/s/ James S. Frantz, Jr.	Director
(James S. Frantz, Jr.)

/s/ Mason Haynesworth *	Director
(Mason Haynesworth)

/s/ Eddie F. Hearp *	Director
(Eddie F. Hearp)

/s/ Anna L. Lawson *	Director
(Anna L. Lawson)

/s/ Samuel L. Lionberger, Jr. *	Director
(Samuel L. Lionberger, Jr.)

/s/ George W. Logan *	Director
(George W. Logan)

/s/ Geoffrey M. Ottaway *	Director
(Geoffrey M. Ottaway)

/s/ John W. Starr * (John W. Starr)	Director

/s/ *Edward B. Walker*	Director
(Edward B. Walker) * By: /s/ Kimberly B. Snyder (Kimberly B. Snyder) (Attorney in Fact)

INDEX TO EXHIBITS

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Form 10-K filed March 26, 2010).

3.2	Articles of Amendment with respect to the Preferred Stock (incorporated herein by reference to Exhibit No. 3.1 of Form 8-K filed December 15, 2008, File No. 33-77568).

3.3	Bylaws as amended and restated May 4, 2011 (incorporated herein by reference to Exhibit 3.1 of Form 10-Q, filed May 11, 2011).

4.1	Form of Certificate for the Preferred Stock (incorporated herein by reference to Exhibit No. 4.1 of Form 8-K filed December 15, 2008).

4.2	Warrant for Purchase of Shares of Common Stock (incorporated herein by reference to Exhibit No. 4.2 of Form 8-K filed December 15, 2008).

10.1	Written Agreement between the Federal Reserve Bank of Richmond and the Company (incorporated herein by reference to Exhibit 10.1 of Form 8-K, filed October 6, 2010).

10.2
Letter Agreement, dated December 12, 2008, by and between Valley Financial Corporation and the United States Department of the Treasury (incorporated herein by reference to Exhibit No. 10.1 of Form 8-K filed December 15, 2008).

*10.3	Form of Waiver agreement by and between the Senior Executive Officers and Valley Financial Corporation (incorporated herein by reference to Exhibit No. 10.2 of Form 8-K filed December 15, 2008).

*10.4	Form of Letter Agreement by and between the Senior Executive Officers and Valley Financial Corporation (incorporated herein by reference to Exhibit No. 10.3 of Form 8-K filed December 15, 2008).

*10.5	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis Gutshall (incorporated herein by reference to Exhibit 10.16 of Form 10-QSB filed November 14, 2003).

*10.6
Insurance Transfer Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.20 of Form 10-KSB filed March 30, 2004).

*10.7
Amended Employment Agreement between the Company and Mr. Ellis L. Gutshall, President and Chief Executive Officer (incorporated herein by reference to Exhibit 10.1 of Form 10-Q, filed November 13, 2008).

*10.8
Employment Agreement between the Company and Ms. Kimberly B. Snyder, Executive Vice President and Chief Financial Officer (incorporated herein by reference to Exhibit 10.2 of Form 10-Q, filed November 13, 2008).

*10.9
Split-Dollar Insurance Agreement between the Company and Ms. Kimberly B. Snyder, Executive Vice President and Chief Financial Officer (incorporated herein by reference to Exhibit 10.3 of Form 10-Q, filed November 13, 2008).

*10.10	Form of Amended Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.5 of Form 10-Q, filed November 13, 2008).

*10.11	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.20 of Form 10-K, filed March 27, 2009).

*10.12	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.21 of Form 10-K, filed March 27, 2009).

*10.13
Amendment to Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis L. Gutshall, amended January 31, 2008 (incorporated herein by reference to Exhibit 10.1 of Form 10-Q, filed May 12, 2008).

*10.14
Amendment to Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and A. Wayne Lewis, amended January 31, 2008 (incorporated herein by reference to Exhibit 10.2 of Form 10-Q, filed May 12, 2008).

*10.15
Amendment to Employment Agreement effective December 12, 2008, by and between the Company and Ellis L. Gutshall, President and Chief Executive Officer (incorporated herein by reference to Exhibit 10.1 of Form 8-K, filed March 19, 2009).

*10.16
Amendment to Employment Agreement effective December 12, 2008, by and between the Company and Kimberly B. Snyder, Executive Vice President and Chief Financial Officer (incorporated herein by reference to Exhibit 10.2 of Form 8-K, filed March 19, 2009).

*10.17	Valley Financial Corporation 2005 Key Employee Equity Award Plan (incorporated herein by reference to Exhibit 4.2 of Form S-8, filed June 30, 2005).

*10.18	Valley Financial Corporation 1995 Incentive Stock Plan (incorporated herein by reference to Exhibit 4.2 of Form S-8, filed September 22, 2000).

*10.19	Form of Restricted Stock Award Agreement between the Company and Mr. Ellis L. Gutshall, President and CEO (incorporated herein by reference to Exhibit 10.19 of Form 10-K, filed March 17, 2010).

10.20	Valley Financial Corporation 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit A of the Proxy Statement, filed March 18, 2011).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Elliot Davis, LLC (filed herewith).

24	Power of Attorney (filed herewith).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer and Chief Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	TARP Chief Executive Officer Certification (filed herewith).

99.2	TARP Chief Financial Officer Certification (filed herewith).
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2011, is formatted in XBRL interactive data files:  (i) Consolidated Statement of Operations for the years ended December 31, 2011 and 2010; (ii) Consolidated Balance Sheet at December 31, 2011 and December 31, 2010; (iii) consolidated Statements of Shareholders Equity and Comprehensive Income for the years ended December 31, 2011 and 2010; (iv) consolidated Statement of Cash Flows for the years ended December 31, 2011 and 2010; and (v) Notes to Financial Statements.