Form 10-Q
period 2012-03-31
VALLEY FINANCIAL CORP /VA/
filed 2012-05-11
CIK 921590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

At May 11, 2012, 4,742,295 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION
FORM 10-Q
March 31, 2012

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

PART I - FINANICAL INFORMATION
Item 1. Financial Statements.
VALLEY FINANCIAL CORPORATION
Consolidated Balance Sheets
(In 000s, except share data)
	(Unaudited)	(Audited)
Assets	March 31, 2012	December 31, 2011
Cash and due from banks	$6,518	$8,428
Interest bearing deposits	15,362	22,296
Total cash and cash equivalents	21,880	30,724

Securities available for sale	168,176	160,465
Securities held to maturity (fair value 3/31/12: $29,269; 12/31/11: $29,723)	28,130	28,770
Loans, net of allowance for loan losses, 3/31/12: $9,287; 12/31/11: $9,650)	505,366	498,936
Foreclosed assets	20,672	17,040
Premises and equipment, net	7,518	7,491
Bank owned life insurance	16,722	16,565
Accrued interest receivable	2,344	2,401
Other assets	10,546	11,112
Total assets	$781,354	$773,504

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$20,875	$17,903
Interest bearing deposits	618,510	612,805
Total deposits	639,385	630,708

Federal funds purchased and securities sold under agreements to repurchase	15,730	18,646
FHLB borrowings	43,000	43,000
Junior subordinated debentures	16,496	16,496
Accrued interest payable	505	533
Other liabilities	4,261	4,008
Total liabilities	719,377	713,391

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; 16,019 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively. Liquidation Value $1,000.	15,705	15,661
Common stock, no par value; 10,000,000 shares authorized; 4,742,095 shares issued and outstanding at March 31, 2012 and 4,711,123 shares issued and outstanding at December 31, 2011	23,789	23,654
Retained earnings	21,546	20,131
Accumulated other comprehensive income	937	667
Total shareholders' equity	61,977	60,113
Total liabilities and shareholders' equity	$781,354	$773,504

See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Income
(In 000s, except share and per share data)
	Three Months Ended (Unaudited)
	3/31/2012	3/31/2011
Interest income
Interest and fees on loans	$6,728	$7,051
Interest on securities - taxable	1,081	1,013
Interest on securities - nontaxable	133	160
Interest on deposits in banks	12	19
Total interest income	7,954	8,243
Interest expense
Interest on deposits	1,276	1,794
Interest on borrowings	341	429
Interest on junior subordinated debentures	101	93
Interest on federal funds purchased and securities sold under agreements to repurchase	11	11
Total interest expense	1,729	2,327
Net interest income	6,225	5,916
Provision for loan losses	-	(436)
Net interest income after provision for loan losses	6,225	6,352
Noninterest income
Service charges on deposit accounts	351	331
Income earned on bank owned life insurance	157	143
Mortgage fee income	132	67
Brokerage fee income, net	271	55
Realized gain on sale of securities reclassified from other comprehensive income	40	14
Other income	80	31
Total noninterest income	1,031	641
Noninterest expense
Compensation expense	2,630	2,347
Occupancy and equipment expense	377	393
Data processing expense	285	273
Advertising and marketing expense	88	79
Insurance expense	300	1,047
Professional fees	223	461
State franchise taxes	107	124
Foreclosed asset expense, net	273	199
Other operating expense	588	535
Total noninterest expense	4,871	5,458
Income before income taxes	2,385	1,535
Income tax expense	726	434
Net income	$1,659	$1,101
Preferred dividends and accretion of discounts on warrants	244	242
Net income available to common shareholders	$1,415	$859
Earnings per share
Basic earnings per common share	$0.30	$0.18
Diluted earnings per common share	$0.30	$0.18
Weighted average common shares outstanding	4,729,429	4,688,286
Diluted average common shares outstanding	4,782,557	4,714,961
Dividends declared per common share	$-	$-

See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(In 000s)

	Three Months Ended (Unaudited)
	3/31/2012	3/31/2011
Net Income	$1,659	$1,101
Other Comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during period	453	1,136
Tax related to unrealized gains	(154)	(386)
Reclassification adjustment for gains included in net income	(40)	(14)
Tax related to realized gains	14	5
Holding gains on securities transferred to HTM from AFS:
Holding gains amortized during period	(4)	-
Tax related to amortized holding gains	1	-
Total other comprehensive income	270	741
Total comprehensive income	$1,929	$1,842

See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(In 000s)
	Three Months Ended (Unaudited)
	3/31/2012	3/31/2011
Cash flows from operating activities
Net income	$1,659	$1,101
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	-	(436)
Depreciation and amortization of bank premises, equipment and software	174	186
Net amortization of bond premiums/discounts	530	380
Stock compensation expense	133	56
Net gains on sale of securities	(40)	(14)
Net losses and impairment writedowns on foreclosed assets and premises	70	111
Increase in value of life insurance contracts	(157)	(143)
Decrease in other assets	676	1,329
Increase in other liabilities	225	323
Net cash and cash equivalents provided by operating activities	3,270	2,893
Cash flows from investing activities
Purchases of bank premises, equipment and software	(219)	(162)
Purchases of securities available-for-sale	(46,170)	(12,897)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	38,270	16,091
Proceeds from maturities, calls, and paydowns of securities held-to-maturity	609	995
Proceeds from sale of foreclosed assets	162	1,708
Capitalized costs related to foreclosed assets	(477)	-
(Increase) decrease in loans, net	(9,852)	6,566
Net cash and cash equivalents provided by / (used in) investing activities	(17,677)	12,301
Cash flows from financing activities
Increase (decrease) in non-interest bearing deposits	2,972	(729)
Increase in interest bearing deposits	5,705	30,062
Proceeds from borrowings	-	15,000
Principal repayments of borrowings	-	(15,000)
Increase (decrease) in securities sold under agreements to repurchase	(2,916)	262
Net proceeds from issuance of common stock	2	-
Cash dividends paid	(200)	-
Net cash and cash equivalents provided by financing activities	5,563	29,595
Net increase (decrease) in cash and cash equivalents	(8,844)	44,789

Cash and cash equivalents at beginning of period	30,724	24,312
Cash and cash equivalents at end of period	$21,880	$69,101
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,757	$2,368
Cash paid during the period for income taxes	$-	$-
Noncash financing and investing activities
Transfer of loans to foreclosed property	$3,387	$1,602
See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
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

The consolidated financial statements of the Company conform to generally accepted accounting principles and to general banking industry practices. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the consolidated financial statements herein have been included. The consolidated financial statements herein should be read in conjunction with the Company's 2011 Annual Report on Form 10-K.

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

Recent and Future Accounting Considerations

None.

Note 2.  Securities

The carrying values, unrealized gains, unrealized losses, and approximate fair values of available-for-sale and held-to-maturity investment securities at March 31, 2012 are shown in the tables below. As of  March 31, 2012, investments (including both available-for-sale and held-to-maturity) and restricted equity securities with amortized costs and fair values of $66,987 and $68,742 respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 2.  Securities, continued

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale (“AFS”) as of March 31, 2012 and December 31, 2011 were as follows:

	Amortized	Unrealized	Unrealized
March 31, 2012	Cost	Gains	Losses	Fair Values
U.S. Government and federal agency	$7,791	$3	$(10)	$7,784
Government-sponsored enterprises *	29,583	103	(98)	29,588
Mortgage-backed securities	106,039	1,138	(102)	107,075
Collateralized mortgage obligations	16,249	159	(18)	16,390
States and political subdivisions	7,260	131	(52)	7,339
	$166,922	$1,534	$(280)	$168,176

	Amortized	Unrealized	Unrealized
December 31, 2011	Cost	Gains	Losses	Fair Values
U.S. Government and federal agency	$2,770	$2	$-	$2,772
Government-sponsored enterprises *	38,748	131	(37)	38,842
Mortgage-backed securities	98,836	836	(182)	99,490
Collateralized mortgage obligations	15,280	125	(15)	15,390
States and political subdivisions	3,990	-	(19)	3,971
	$159,624	$1,094	$(253)	$160,465

* Such as FNMA, FHLMC and FHLB.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity (“HTM”) as of March 31, 2012 and December 31, 2011 were as follows:

	Amortized	Unrealized	Unrealized
March 31, 2012	Cost	Gains	Losses	Fair Values
U.S. Government and federal agency	$8,642	$192	$-	$8,834
Mortgage-backed securities	312	23	-	335
Collateralized mortgage obligations	2,314	118	-	2,432
States and political subdivisions	16,862	806	-	17,668
	$28,130	$1,139	$-	$29,269

	Amortized	Unrealized	Unrealized
December 31, 2011	Cost	Gains	Losses	Fair Values
U.S. Government and federal agency	$8,981	$160	$-	$9,141
Mortgage-backed securities	346	25	-	371
Collateralized mortgage obligations	2,555	126	-	2,681
States and political subdivisions	16,888	653	(11)	17,530
	$28,770	$964	$(11)	$29,723

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 2.  Securities, continued

The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $2,140 and $2,247 as of March 31, 2012.  The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $2,358 and $2,472 as of December 31, 2011.

The following tables present the maturity ranges of securities available-for-sale and held-to-maturity as of March 31, 2012 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

Investment Portfolio Maturity Distribution

	Available-for-Sale			Held-to-Maturity
	Amortized	Fair		Amortized	Fair
In thousands	Costs	Value	Yield	Costs	Value	Yield
U.S. Government and federal agency:
Less than one year	$200	$201	1.38%	$-	$-	-
After five but within ten years	3,048	3,048	2.66%	4,718	4,837	3.45%
After ten years	4,543	4,535	3.53%	3,924	3,997	3.20%
Government-sponsored enterprises:
After one but within five years	5,500	5,572	2.00%	-	-	-
After five but within ten years	12,083	12,065	2.66%	-	-	-
After ten years	12,000	11,951	3.53%	-	-	-
Obligations of states and subdivisions:
After one but within five years	-	-	-	599	627	3.90%
After five but within ten years	261	263	2.55%	4,648	4,844	4.31%
After ten years	6,999	7,076	4.66%	11,615	12,197	4.32%
Mortgage-backed securities	106,039	107,075	2.49%	312	335	4.63%
Collateralized mortgage obligations	16,249	16,390	2.03%	2,314	2,432	5.62%
Total	$166,922	$168,176		$28,130	$29,269

Total Securities by Maturity Period
Less than one year	$200	$201		$-	$-
After one but within five years	5,500	5,572		599	627
After five but within ten years	15,392	15,376		9,366	9,681
After ten years	23,542	23,562		15,539	16,194
Mortgage-backed securities*	106,039	107,075		312	335
Collateralized mortgage obligations*	16,249	16,390		2,314	2,432
Total by Maturity Period	$166,922	$168,176		$28,130	$29,269

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 2.  Securities, continued

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

The following tables detail unrealized losses and related fair values in the Bank’s available-for-sale and held-to-maturity investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2012 and December 31, 2011, respectively.

Temporarily Impaired Securities in AFS Portfolio

In thousands	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
March 31, 2012	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government and federal agency	$2,010	$(10)	$-	$-	$2,010	$(10)
Government-sponsored enterprises *	15,902	(98)	-	-	15,902	(98)
Mortgage-backed securities	34,763	(102)	-	-	34,763	(102)
Collateralized mortgage obligations	4,191	(18)	-	-	4,191	(18)
States and political subdivisions	2,990	(52)	-	-	2,990	(52)
	$59,856	$(280)	$-	$-	$59,856	$(280)

In thousands	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
December 31, 2011	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Government-sponsored enterprises *	$10,558	$(30)	$2,993	$(7)	$13,551	$(37)
Mortgage-backed securities	42,828	(182)	-	-	42,828	(182)
Collateralized mortgage obligations	6,884	(14)	16	(1)	6,900	(15)
States and political subdivisions	3,971	(19)	-	-	3,971	(19)
	$64,241	$(245)	$3,009	$(8)	$67,250	$(253)

There were no securities with unrealized losses in the HTM portfolio at March 31, 2012.

Temporarily Impaired Securities in HTM Portfolio

In thousands	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
December 31, 2011	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
States and political subdivisions	$1,005	$(11)	$-	$-	$1,005	$(11)
	$1,005	$(11)	$-	$-	$1,005	$(11)

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 2.  Securities, continued

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At March 31, 2012, there are no securities in the portfolio with unrealized losses for a period greater than 12 months.

Note 3.  Loans and Allowance for Loan and Lease Losses

The major components of loans in the consolidated balance sheets at March 31, 2012 and December 31, 2011 are as follows:

In thousands	3/31/2012	12/31/2011
Commercial	$89,192	$87,711
Real estate:
Commercial real estate	256,553	257,578
Construction real estate	39,774	36,081
Residential real estate	124,479	122,450
Consumer	4,238	4,314
Deferred loan fees, net	417	452
Gross loans	514,653	508,586

Allowance for loan losses	(9,287)	(9,650)
Net loans	$505,366	$498,936

Substantially all one-four family residential and commercial real estate loans collateralize the line of credit available from the Federal Home Loan Bank and substantially all commercial and construction loans collateralize the line of credit with the Federal Reserve Bank of Richmond Discount Window.  The aggregate amount of deposit overdrafts that have been reclassified as loans and included in the consumer category in the above table as of March 31, 2012 and December 31, 2011 was $181 and $74, respectively.

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 3.  Loans and Allowance for Loan and Lease Losses, continued

receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate market or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus income producing loans. At March 31, 2012, approximately 44% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties and 49% was secured by income-producing properties.

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

Risk Management. It is the Company’s policy that loan portfolio credit risk shall be continually evaluated and categorized on a consistent basis.  The Board of Directors recognizes that commercial, commercial real estate and construction lending involve varying degrees of risk, which must be identified, managed, and monitored through established risk rating procedures.  Management’s ability to accurately segment the loan portfolio by the various degrees of risk enables the

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 3.  Loans and Allowance for Loan and Lease Losses, continued

Bank to achieve the following objectives:

1.           Assess the adequacy of the Allowance for Loan and Lease Losses
2.           Identify and track high risk situations and ensure appropriate risk management
3.           Conduct portfolio risk analysis and make informed portfolio planning and strategic decisions.
4.   Provide risk profile information to management, regulators and independent accountants as requested in a timely manner.

There are three levels of accountability in the risk rating process:
1.
Risk Identification -  The primary responsibility for risk identification lies with the account officer.  It is the account officer's responsibility for the initial and ongoing risk rating of all notes and commitments in his or her portfolio.  The account officer is the one individual who is closest to the credit relationship and is in the best position to identify changing risks.  Account officers are required to continually review the risk ratings for their credit relationships and make timely adjustments, up or down, at the time the circumstances warrant a change.  Account officers are responsible for ensuring that accurate and timely risk ratings are maintained at all times.   Account officers are allowed a maximum 30-day period to assess current financial information (e.g. prepare credit analysis) which may influence the current risk rating. Account officers are required to review the risk ratings of loans assigned to their portfolios on a monthly basis and to certify to the accuracy of the ratings.  Certifications are submitted to the Chief Credit Officer and Chief Lending Officer for review.  All risk rating changes (upgrades and downgrades) must be approved by the Chief Credit Officer prior to submission for input onto the Fidelity Commercial Loan System.

2.
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

3.
Risk Monitoring - Valley Bank has a loan review program to provide an independent validation of portfolio quality. This independent review is intended to assess adherence to underwriting guidelines, proper credit analysis and documentation.  In addition, the loan review process is required to test the integrity, accuracy, and timeliness of account officer risk ratings and to test the effectiveness of the credit administration function's controls over the risk identification process.  Portfolio quality and risk rating accuracy are evaluated during regularly scheduled portfolio reviews.  Risk Management is required to report all loan review findings to the quarterly joint meeting of the Audit Committee and Directors’ Loan Committee.

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 3.  Loans and Allowance for Loan and Lease Losses, continued

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following schedule is an aging of past due loans receivable by portfolio segment as of March 31, 2012 and December 31, 2011:

In thousands	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
March 31, 2012
Commercial	$871	$-	$494	$1,365	$87,827	$89,192	$-
Commercial real estate
Owner occupied	7,008	502	-	7,510	104,149	111,659	-
Income producing	-	-	-	-	126,966	126,966	-
Multifamily	-	-	-	-	17,928	17,928	-
Construction real estate
1 - 4 Family	-	469	-	469	17,976	18,445	-
Other	565	1,527	3,965	6,057	13,769	19,826	-
Farmland	-	-	-	-	1,503	1,503	-
Residential real estate
Equity Lines	130	400	-	530	29,717	30,247	-
1 - 4 Family	1,038	138	755	1,931	86,710	88,641	225
Junior Liens	-	-	-	-	5,591	5,591	-
Consumer
Credit Cards	7	-	-	7	1,347	1,354	4
Other	3	1	3	7	2,877	2,884	-
Deferred loan fees, net	-	-	-	-	417	417	-
Total	$9,622	$3,037	$5,217	$17,876	$496,777	$514,653	$229

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 3.  Loans and Allowance for Loan and Lease Losses, continued

In thousands	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
December 31, 2011
Commercial	$93	$813	$1,957	$2,863	$84,848	$87,711	$-
Commercial real estate
Owner occupied	1,265	495	1,012	2,772	110,697	113,469	-
Income producing	-	-	808	808	129,333	130,141	-
Multifamily	-	-	-	-	13,968	13,968	-
Construction real estate
1 - 4 Family	-	-	-	-	11,171	11,171	-
Other	-	569	3,713	4,282	19,266	23,548	-
Farmland	-	-	-	-	1,362	1,362	-
Residential real estate
Equity Lines	164	-	-	164	30,241	30,405	-
1 - 4 Family	775	-	93	868	86,284	87,152	-
Junior Liens	1	-	-	1	4,892	4,893	-
Consumer
Credit Cards	10	-	-	10	1,345	1,355	-
Other	15	-	-	15	2,944	2,959	4
Deferred loan fees, net	-	-	-	-	452	452	-
Total	$2,323	$1,877	$7,583	$11,783	$496,803	$508,586	$4

The increase in past dues for the quarter are primarily concentrated in the 30 – 59 day category.  It should be noted that 93% of the loans included in this category are also carried as impaired and as such have been individually evaluated for loss exposure as part of the Company’s ALLL determination.  Two large relationships added close to $7 million in this category at March 31, 2012.  The Company is currently in negotiations with both borrowers on work-out solutions that if successful, will bring both current during the second quarter of 2012.

Nonaccrual Loans.  Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. Loans will be placed on nonaccrual status automatically when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection.  In this case, the loan will continue to accrue interest despite its past due status.  When interest accrual is discontinued, all unpaid accrued interest is reversed and any subsequent payments received are applied to the outstanding principal balance. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The following is a schedule of loans receivable, by portfolio segment, on nonaccrual status as of March 31, 2012 and December 31, 2011:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 3.  Loans and Allowance for Loan and Lease Losses, continued

In thousands	March 31, 2012	December 31, 2011
Commercial	$625	$2,183
Commercial real estate
Owner occupied	-	1,013
Income producing	-	808
Construction real estate
1 - 4 Family	469	471
Other	3,965	3,713
Residential real estate
Equity Lines	63	64
1 - 4 Family	990	334
Junior Liens	48	49
Consumer
Other	3	3
Total	$6,163	$8,638

Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $126 during the three-months ended March 31, 2012; $550 during the year ended December 31, 2011, and $152 during the three-months ended March 31, 2011.  There were twelve restructured loans totaling $2,301 at March 31, 2012 and there were twelve restructured loans totaling $2,305 at December 31, 2011.

Impaired Loans.  Impaired loans are identified by the Company as loans in which it is determined to be probable that the borrower will not make interest and principal payments according to the contract terms of the loan.  In determining impaired loans, our credit administration department reviews past-due loans, examiner classifications, Bank classifications, and a selection of other loans to provide evidence as to whether the loan is impaired.  All loans rated as substandard are evaluated for impairment by the Bank’s Allowances for Loan and Lease Losses (“ALLL”) Committee.  Once classified as impaired, the ALLL Committee individually evaluates the total loan relationship, including a detailed collateral analysis, to determine the reserve appropriate for each one.  Any potential loss exposure identified in the collateral analysis is set aside as a specific reserve (valuation allowance) in the allowance for loan and lease losses.  If the impaired loan is subsequently resolved and it is determined the reserve is no longer required, the specific reserve will be taken back into income on the income statement for the period the determination is made.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans as of March 31, 2012 and December 31, 2011 are set forth in the following table:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 3.  Loans and Allowance for Loan and Lease Losses, continued

In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2012
With no related allowance:
Commercial	$2,532	$2,743	$-	$3,134	$29
Commercial real estate
Owner occupied	13,466	13,466	-	13,543	217
Income producing	1,304	1,304	-	1,304	16
Multifamily	-	-	-	-	-
Construction real estate
1 - 4 Family	1,787	1,667	-	1,657	18
Other	3,155	4,790	-	2,910	25
Farmland	333	333	-	334	5
Residential real estate
Equity Lines	628	630	-	665	7
1 - 4 Family	6,042	6,614	-	6,465	70
Junior Liens	18	18	-	18	-
Consumer
Credit Cards	-	-	-	-	-
Other	14	14	-	15	-
Total loans with no allowance	$29,279	$31,579	$-	$30,045	$387

With an allowance recorded:
Commercial	110	229	113	230	-
Construction real estate
1 - 4 Family	422	490	47	490	-
Other	1,902	3,741	1,839	3,741	11
Residential real estate
1 - 4 Family	947	1,040	92	1,043	13
Junior Liens	19	49	28	49	-
Total loans with an allowance	$3,400	$5,549	$2,119	$5,553	$24

Total:
Commercial	2,642	2,972	113	3,364	29
Commercial real estate	14,770	14,770	-	14,847	233
Construction real estate	7,599	11,021	1,886	9,132	59
Residential real estate	7,654	8,351	120	8,240	90
Consumer	14	14	-	15	-
Totals	$32,679	$37,128	$2,119	$35,598	$411

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 3.  Loans and Allowance for Loan and Lease Losses, continued

In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011
With no related allowance:
Commercial	$4,321	$4,880	$-	$4,791	$133
Commercial real estate
Owner occupied	14,963	14,995	-	15,305	892
Income producing	2,112	2,201	-	2,122	63
Multifamily	-	-	-	-	-
Construction real estate
1 - 4 Family	1,763	1,643	-	1,632	73
Other	2,906	4,541	-	3,230	100
Farmland	185	185	-	188	14
Residential real estate
Equity Lines	304	230	-	230	7
1 - 4 Family	6,875	7,093	-	6,906	356
Junior Liens	19	19	-	21	1
Consumer
Credit Cards	-	-	-	-	-
Other	15	15	-	18	1
Total loans with no allowance	$33,463	$35,802	$-	$34,443	$1,640

With an allowance recorded:
Commercial	139	222	79	225	9
Construction real estate
1 - 4 Family	420	490	51	723	29
Other	1,902	3,741	1,839	3,741	132
Residential real estate
1 - 4 Family	930	1,027	97	1,035	48
Junior Liens	15	49	33	50	-
Total loans with an allowance	$3,406	$5,529	$2,099	$5,774	$218

Total:
Commercial	4,460	5,102	79	5,016	142
Commercial real estate	17,075	17,196	-	17,427	955
Construction real estate	7,176	10,600	1,890	9,514	348
Residential real estate	8,143	8,418	130	8,242	412
Consumer	15	15	-	18	1
Totals	$36,869	$41,331	$2,099	$40,217	$1,858

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 3.  Loans and Allowance for Loan and Lease Losses, continued

Cash basis interest income on impaired loans was $343 for the quarter ended March 31, 2012 and $1.7 million for the year ended December 31, 2011.

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 3.  Loans and Allowance for Loan and Lease Losses, continued

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

As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed at those dates, the risk category of loans and leases is as follows:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 3.  Loans and Allowance for Loan and Lease Losses, continued

Internal Risk Rating Grades
In thousands	1-4	5	6	7
March 31, 2012
Commercial	$23,208	$59,381	$3,282	$3,321
Commercial real estate
Owner occupied	26,565	66,353	2,180	16,561
Income producing	14,782	101,980	8,502	1,702
Multifamily	10,279	7,649	-	-
Construction real estate
1 - 4 Family	1,543	12,481	1,645	2,776
Other	-	7,608	3,296	8,922
Farmland	-	340	830	333
Totals	$76,377	$255,792	$19,735	$33,615

Total:
Commercial	23,208	59,381	3,282	3,321
Commercial real estate	51,626	175,982	10,682	18,263
Construction real estate	1,543	20,429	5,771	12,031
Totals	$76,377	$255,792	$19,735	$33,615

Internal Risk Rating Grades
In thousands	1-4	5	6	7
December 31, 2011
Commercial	$29,554	$49,325	$3,659	$5,173
Commercial real estate
Owner occupied	27,917	64,408	3,058	18,086
Income producing	15,710	100,994	10,924	2,513
Multifamily	8,613	5,355	-	-
Construction real estate
1 - 4 Family	2,125	4,871	1,489	2,686
Other	1,426	8,881	3,610	9,630
Farmland	-	345	833	185
Totals	$85,345	$234,179	$23,573	$38,273

Total:
Commercial	29,554	49,325	3,659	5,173
Commercial real estate	52,240	170,757	13,982	20,599
Construction real estate	3,551	14,097	5,932	12,501
Totals	$85,345	$234,179	$23,573	$38,273

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 3.  Loans and Allowance for Loan and Lease Losses, continued

There are no loans classified as 8 or 9 as of March 31, 2012 or December 31, 2011.

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

Risk Based on Payment Activity	Performing		Non-Performing
In thousands	3/31/2012	12/31/2011	3/31/2012	12/31/2011
Residential real estate
Equity Lines	$30,184	$30,341	$63	$64
1 - 4 Family	87,426	86,818	1,215	334
Junior Liens	5,543	4,844	48	49
Consumer
Credit Cards	1,350	1,351	4	4
Other	2,881	2,956	3	3
Totals	$127,384	$126,310	$1,333	$454

Total:
Residential real estate	123,153	122,003	1,326	447
Consumer	4,231	4,307	7	7
Totals	$127,384	$126,310	$1,333	$454

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 3.  Loans and Allowance for Loan and Lease Losses, continued

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

Historical Valuation
Historical valuation allowances are calculated based on the historical loss experience of specific types of loans at the time they were charged-off. The Company uses a rolling 8-quarter analysis to determine its historical loss ratio for the specific pool. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the average balance of loans in the pool for the respective quarter. The Company’s pools of similar loans include:  (i) commercial real estate – owner occupied, (ii) commercial real estate – income producing, (iii) commercial real estate – multifamily, (iv) commercial and industrial, (v) construction/development – 1-4 family, (vi) construction/development – other, (vii) residential real estate – 1st deeds of trust, (viii) residential real estate – junior liens, (ix) farmland, (x) home equity lines, (xi) business manager credits, (xii) consumer and credit cards, and (xiii) loans held for sale.  The loss ratios used for the analyses at March 31, 2012 and December 31, 2011 are as follows:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 3.  Loans and Allowance for Loan and Lease Losses, continued

	3/31/12	12/31/11
Commercial	0.52%	0.66%
Business manager - asset based lending	2.22%	0.00%
Commercial real estate - Owner occupied	0.02%	0.28%
Commercial real estate - Income producing	0.02%	0.10%
Commercial real estate - Multifamily	0.72%	0.71%
Construction real estate - 1-4 Family	0.00%	0.54%
Construction real estate - Other	4.01%	5.04%
Construction real estate - Farmland	0.00%	0.00%
Residential real estate - Equity lines	0.43%	0.72%
Residential real estate - 1-4 Family	0.42%	0.68%
Residential real estate - Junior Liens	0.62%	2.08%
Consumer & credit cards	0.90%	1.33%
Loans held for sale	n/a	n/a

The Company applies the historical loss ratios to balances of all loans within each category to establish a high range allowance.  The Company applies the historical loss ratios to loan balances carrying risk ratings of 5 and higher to establish the low range allowance for this factor.  The rationale behind excluding loans risk rated 1 – 4 from the low range is that these credits range from the very highest caliber to satisfactory and the Company has never had a loan move from a 4 rated credit to a watchlist rated credit (6 or higher) within a one-quarter timeframe.  All impaired loans are excluded from this calculation as they are individually evaluated in the specific valuation section as described above.  The decrease in loss factors for the various categories at March 31, 2012 is due to the $4.0 million in charge-offs from the quarter ended December 31, 2009 rolling out of the analysis.  This resulted in a lower 2-year rolling average in most categories and in total.

General Valuation
General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) levels and trends in credit quality; (ii) trends in the volume of loans; (iii) the experience, ability and effectiveness of the bank’s lending management and staff; (iv) local economic trends and conditions; (v) credit concentration risk; (vi) current industry conditions; (vii) real estate market conditions; (viii) and large relationship credit risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a general allocation matrix to determine an appropriate general valuation allowance, based on the risk assessment performed by management and the loss factors established for high and low ranges.  Loans identified as losses by management, internal loan review and/or regulatory examiners are charged-off.  The general valuation factors used for the analyses at March 31, 2012 and December 31, 2011 are as follows:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 3.  Loans and Allowance for Loan and Lease Losses, continued

	3/31/12		12/31/11
	Low	High	Low	High
Levels and trends in credit quality	0.20%	0.30%	0.20%	0.30%
Trends in volume of loans	0.00%	0.10%	0.00%	0.10%
Experience, ability, and depth of lending management and staff	0.00%	0.05%	0.00%	0.05%
Local economic trends and conditions	0.25%	0.35%	0.25%	0.35%
Credit concentration risk	0.00%	0.05%	0.00%	0.05%
Current industry conditions/general economic conditions	0.10%	0.15%	0.10%	0.15%
Commercial Real Estate Devaluation	0.15%	0.25%	0.15%	0.25%
Residential Real Estate Devaluation	0.15%	0.25%	0.15%	0.25%
Credit concentration risk - large relationships > $8 Million	0.60%	0.90%	0.60%	0.90%

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

We maintained the risk assessment for credit quality at high during the quarter due to the increase in past dues.  However, it should be noted that 93% of the loans included in the 30- 89 day category have already been identified as impaired and have been evaluated individually for loss exposure.  We are cautiously optimistic that we are not seeing new relationships migrate to watch list status (risk rated 6 and 7) as evidenced by the reduction quarter over quarter by $8.5 million (as noted in the risk rating tables above).

Changes in the allowance for loan losses for the three-month period ended March 31, 2012 by segment are as follows:

	Beginning				Ending
In thousands	Balance	Charge-offs	Recoveries	Provision	Balance
March 31, 2012
Commercial	$1,113	$(21)	$-	$(91)	$1,001
Commercial real estate	3,725	-	-	(177)	3,548
Construction real estate	4,052	-	-	(183)	3,869
Residential real estate	732	(355)	-	477	854
Consumer	28	(3)	16	(26)	15
Total	$9,650	$(379)	$16	$-	$9,287

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 3.  Loans and Allowance for Loan and Lease Losses, continued

	Individually Evaluated for Impairment
	3/31/2012		12/31/2011
In thousands	Allowance	Total Loans	Allowance	Total Loans
Commercial	$113	$2,755	$79	$4,539
Commercial real estate	-	14,770	-	17,075
Construction real estate	1,886	9,486	1,890	9,067
Residential real estate	120	7,775	130	8,272
Consumer	-	17	-	15
Total	$2,119	$34,803	$2,099	$38,968

	Collectively Evaluated for Impairment
	3/31/2012		12/31/2011
In thousands	Allowance	Total Loans	Allowance	Total Loans
Commercial	$888	$86,437	$1,034	$83,172
Commercial real estate	3,548	241,783	3,725	240,503
Construction real estate	1,983	30,288	2,162	27,014
Residential real estate	734	116,704	602	114,178
Consumer	15	4,221	28	4,299
Unallocated	-	417	-	452
Total	$7,168	$479,850	$7,551	$469,618

Troubled Debt Restructurings

The Company did not identify any new troubled debt restructurings during the three month period ended March 31, 2012.

Note 4.  Foreclosed Assets

The following table summarizes the activity in foreclosed assets for the three-month period ended March 31, 2012 and the twelve-month period ended December 31, 2011:

	3/31/2012	12/31/2011
Balance, beginning of period	$17,040	$16,081
Additions	3,387	4,341
Capitalized items	477	1,321
Sales	(162)	(3,623)
Impairment writedowns	(69)	(931)
Gain (loss)	(1)	(149)
Balance, end of period	$20,672	$17,040

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 5.  Earnings Per Share

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options.  The following tables summarize earnings per share and the shares utilized in the computations for the three months ended March 31, 2012 and 2011, respectively:

	Net Income
	Available to Common	Weighted Average
	Shareholders (000s)	Common Shares	Per Share Amount
Quarter Ended March 31, 2012
Basic earnings per common share	$1,415	4,729,429	$0.30
Effect of dilutive stock options	-	44,920
Effect of dilutive stock warrants	-	8,208
Diluted earnings per common share	$1,415	4,782,557	$0.30

Quarter Ended March 31, 2011
Basic earnings per common share	$859	4,688,286	$0.18
Effect of dilutive stock options	-	26,675
Effect of dilutive stock warrants	-	-
Diluted earnings per common share	$859	4,714,961	$0.18

Note 6.  Stock Based Compensation

The Company has two share-based compensation plans, which are described in the Company’s December 31, 2011 Annual Report on Form 10-K. The compensation cost that has been charged against income for those plans was approximately $133 and $56 for the three-month periods ended March 31, 2012 and 2011, respectively.  The Company has no nonqualified stock options outstanding at March 31, 2012.

A summary of option activity during the three-month periods ended March 31, 2012 and 2011 is presented below:

			Weighted Avg.		Weighted Avg.
	Options	Weighted Avg.	Grant Date	Aggregate	Contractual
March 31, 2012	Outstanding	Exercise Price	Fair Value	Intrinsic Value	Term
Balance at 12/31/11	221,290	$8.59	$2.74	$62	5.28 years
Granted	4,900	6.87	3.06
Exercised	(800)	3.05	0.85
Forfeited	(40)	3.05	0.85
Expired	(13,100)	5.33	0.51
Balance at 3/31/12	212,250	8.77	2.90	254	5.45 years
Exercisable at 3/31/12	156,198	$10.02	$3.27	$104	4.68 years

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 6.  Stock Based Compensation, continued

			Weighted Avg.		Weighted Avg.
	Options	Weighted Avg.	Grant Date	Aggregate	Contractual
March 31, 2011	Outstanding	Exercise Price	Fair Value	Intrinsic Value	Term
Balance at 12/31/10	232,550	$8.44	$2.64	$-	5.78 years
Granted	1,000	4.87	2.09
Expired	(13,800)	5.17	0.95
Balance at 3/31/11	219,750	8.63	2.75	61	5.91 years
Exercisable at 3/31/11	143,458	$10.00	$3.14	$11	4.85 years

Cash received from options exercised under all share-based payment arrangements for the three-month ended March 31, 2012 was $2.

Information regarding options vested during the three-month periods ended March 31, 2012 and 2011 are as follows:

	3 Months Ended
	3/31/2012	3/31/2011
Number of options vested:	8,840	9,040
Total grant date fair value of options vested	$27	$28

A summary of restricted stock activity during the three-month period ended March 31, 2012 and 2011 is presented below:

	March 31, 2012		March 31, 2011
	Non-Vested	Weighted Average	Non-Vested	Weighted Average
	Restricted Stock	Grant Date	Restricted Stock	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Balance at 12/31/11	37,460	$3.68	64,015	$4.26
Granted	18,442	5.52	5,000	3.44
Vested	(30,172)	4.95	(10,405)	4.05
Balance at 3/31/12	25,730	$3.51	58,610	$4.22

Note 7.  Federal Home Loan Bank Borrowings and Stock

Short-term Federal Home Loan Bank (“FHLB”) borrowings totaled $15.0 million at March 31, 2012 and December 31, 2011.  Long-term FHLB borrowings totaled $28.0 million at March 31, 2012 and December 31, 2011.

Restricted stock, which represents a required investment in the common stock of a correspondent bank, is carried at cost, and as of March 31, 2012 and December 31, 2011, included the common stock of the FHLB, which is included in other assets.   Restricted stock totaled $4.9 million at March 31, 2012 and December 31, 2011.

Management evaluates the restricted stock for impairment in accordance with authoritative accounting guidance under ASC Topic 320, “Investments – Debt and Equity Securities.”  Management’s determination of whether these investments

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 7.  Federal Home Loan Bank Borrowings and Stock, continued

are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost of an investment is influenced by criteria such as (1) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (2) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank.

The FHLB of Atlanta neither provides dividend guidance prior to the end of each quarter, nor conducts repurchases of excess activity-based stock on a daily basis, instead making such determinations quarterly.  The FHLB of Atlanta announced on March 23, 2012 that it approved a dividend at the rate of 1.23% for the fourth quarter of 2011.

Based on evaluation of criteria under ASC Topic 320, management believes that no impairment charge in respect of the restricted stock is necessary as of March 31, 2012.

Note 8.  Fair Value

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 8.  Fair Value, continued

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

Loans:  Other than the Company’s Held For Sale portfolio, the Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 8.  Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 are summarized below:

In thousands
March 31, 2012	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale:
U.S. Government and federal agency	$7,784	$-	$7,784	$-
Government-sponsored enterprises	29,588	-	29,588	-
Mortgage-backed securities	107,075	-	107,075	-
Collateralized mortgage obligations	16,390	-	16,390	-
State and political subdivisions	7,339	-	7,339	-
Held for sale loans	1,205	-	1,205	-
Total assets at fair value	$169,381	$-	$169,381	$-

Total liabilities at fair value	$-	$-	$-	$-

In thousands
December 31, 2011	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale:
U.S. Government and federal agency	$2,772	$-	$2,772	$-
Government-sponsored enterprises	38,842	-	38,842	-
Mortgage-backed securities	99,490	-	99,490	-
Collateralized mortgage obligations	15,390	-	15,390	-
State and political subdivisions	3,971	-	3,971	-
Held for sale loans	640	-	640	-
Total assets at fair value	$161,105	$-	$161,105	$-

Total liabilities at fair value	$-	$-	$-	$-

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 8.  Fair Value, continued

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011 are included in the tables below:

In thousands
March 31, 2012	Total	Level 1	Level 2	Level 3
Impaired Loans:
Commercial	$3,723	$-	$-	$3,723
Residential Real Estate	1,940	-	-	1,940
Construction Real Estate	534	-	-	534
Foreclosed Assets	20,672	-	-	20,672
Total assets at fair value	$26,869	$-	$-	$26,869

Total liabilities at fair value	$-	$-	$-	$-

In thousands
December 31, 2011	Total	Level 1	Level 2	Level 3
Impaired Loans:
Commercial	$1,035	$-	$-	$1,035
Commercial Real Estate	56	-	-	56
Residential Real Estate	1,228	-	-	1,228
Construction Real Estate	3,469	-	-	3,469
Foreclosed Assets	17,040	-	-	17,040
Total assets at fair value	$22,828	$-	$-	$22,828

Total liabilities at fair value	$-	$-	$-	$-

For level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Significant
	Fair Value at	Valuation	Unobservable	Unobservable
	March 31, 2012	Technique	Inputs	Input Value
Impaired Loans	$6,197	Management estimate	Appraisals and/or sales of comparable properties	n/a
Foreclosed Assets	$20,672	Management estimate	Appraisals and/or sales of comparable properties	n/a

Accounting standards for financial instruments require disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.  These accounting standards exclude certain financial instruments and all non-

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 8.  Fair Value, continued

financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

Junior Subordinated Debentures:   The values of the Company’s junior subordinated debentures are variable rate instruments that reprice on a quarterly basis; therefore, carrying value is adjusted for the three month repricing lag in order to approximate fair value.

Off-Balance-Sheet Financial Instruments:  The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2012, the fair value of loan commitments and stand-by letters of credit was immaterial.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2012 and December 31, 2011.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 8.  Fair Value, continued

carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

	March 31, 2012
			Quoted Prices
			in Active Markets	Significant	Significant
			for Identical Assets	Other Observable	Unobservable
	Carrying	Approximate	or Liabilities	Inputs	Inputs
In thousands	Amounts	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Securities held-to-maturity	$28,130	$29,269	$-	$29,269	$-
Loans, net	505,366	512,662	-	-	512,662

Financial liabilities
Time deposits/IRAs	173,767	175,085	-	175,085	-
FHLB borrowings	43,000	47,079	-	47,079	-
Junior subordinated debentures	16,496	15,865	-	15,865	-

	December 31, 2011
			Quoted Prices
			in Active Markets	Significant	Significant
			for Identical Assets	Other Observable	Unobservable
	Carrying	Approximate	or Liabilities	Inputs	Inputs
In thousands	Amounts	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Securities held-to-maturity	$28,770	$29,723	$-	$29,723	$-
Loans, net	498,936	506,971	-	-	506,971

Financial liabilities
Time deposits/IRAs	174,338	175,674	-	175,674	-
FHLB borrowings	43,000	47,301	-	47,301	-
Junior subordinated debentures	16,496	15,865	-	15,865	-

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 9.  Commitments and Contingencies

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

Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument fail to perform in accordance with the terms of the contract.  The Bank’s maximum exposure to credit loss under commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.    At March 31, 2012 outstanding commitments to extend credit were $137,619 as compared to $130,637 at December 31, 2011.

Financial Instruments with Off-Balance-Sheet Risk, continued
Commitments to extend credit are agreements to lend to a customer as long as there is no breach of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Commitments may be at fixed or variable rates and generally expire within one year.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Derivative Financial Instruments
For asset/liability management purposes, we may use interest rate swap agreements to hedge interest rate risk exposure to declining rates.  Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flow of the items being hedged.  At March 31, 2012 and December 31, 2011 the Company did not have any derivative agreements related to interest rate hedging in place.

Note 10.  Regulatory Matters

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 10.  Regulatory Matters, continued

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

Dividends
The Company's principal source of funds for dividend payments is dividends received from the Bank.  The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by state law, regulations and policies.  A state bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand.  Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in-capital of the bank.  As of March 31, 2012 and December 31, 2011, the amount available from the Bank’s retained earnings for payment of dividends was $32,019 and $30,246 respectively.

Pursuant to the terms of the Written Agreement, prior approval must be obtained from the Reserve Bank before any distributions can be made on the Company’s Series A Preferred Stock, any interest payments can be made on its Trust Preferred Securities, and any common dividends can be declared.  In addition, the Company is contractually prohibited from paying any dividends on its common stock unless it is current in its dividend payments on its Series A Preferred Stock.  The Company is current on all dividend payments for the Series A Preferred Stock and current on all dividend payments on its Trust Preferred Securities.  In the future, the Company plans, subject to Board approval, to seek approval from the Federal Reserve to pay dividends in order to keep the Company’s Series A Preferred Stock and Trust Preferred Securities current.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2012 and December 31, 2011 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 10.  Regulatory Matters, continued

As of March 31, 2012 and December 31, 2011, the Company and the Bank were categorized as “well capitalized” as defined by applicable regulations.  To be categorized as “well capitalized”, the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since that date that management believes have changed the Company's or the Bank's category.  With the Company’s improved capital levels, the Company anticipates that it will be able to start incrementally redeeming its TARP preferred stock beginning later this year, subject to regulatory approval.  The Company's and the Bank's actual capital amounts and ratios are also presented in the table below.

					Minimum to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
March 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Consolidated	$84,218	14.7%	$45,770	8.0%	$-	-
Valley Bank	79,833	14.0%	45,749	8.0%	57,186	10.0%
Tier 1 Capital (to risk weighted assets):
VFC	77,040	13.5%	22,885	4.0%	-	-
Bank	72,658	12.7%	22,874	4.0%	34,312	6.0%
Tier 1 Capital - Leverage (to average assets):
VFC	77,040	10.0%	30,878	4.0%	-	-
Bank	72,658	9.4%	30,792	4.0%	38,490	5.0%
Note 10.  Regulatory Matters, continued

					Minimum to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Consolidated	$82,522	14.6%	$45,079	8.0%	$-	-
Valley Bank	77,939	13.9%	44,940	8.0%	56,175	10.0%
Tier 1 Capital (to risk weighted assets):
VFC	75,446	13.4%	22,540	4.0%	-	-
Bank	70,885	12.6%	22,470	4.0%	33,705	6.0%
Tier 1 Capital - Leverage (to average assets):
VFC	75,446	9.9%	30,570	4.0%	-	-
Bank	70,885	9.3%	30,480	4.0%	38,100	5.0%

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations of the Company as of March 31, 2012 and December 31, 2011 and for the three month periods ended March 31, 2012 and 2011 is as follows.  The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Reserve Bank has informed the Company that it is in full compliance with 15 of the 16 items included in the Written Agreement and in substantial compliance with the 16th item.

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

For a discussion on the Company’s critical accounting estimates, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Non-GAAP Financial Measures

The Company measures the net interest margin as an indicator of profitability. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax-equivalent net interest income is considered in the calculation of this ratio. Tax-equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for 2012 and 2011 is 34%. The reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

	Three months ended	Three months ended
In thousands	3/31/2012	3/31/2011
Net interest income, non tax-equivalent	$6,225	$5,916
Less: tax-exempt interest income	(133)	(160)
Add: tax-equivalent of tax-exempt interest income	203	242
Net interest income, tax-equivalent	$6,295	$5,998

Results of Operations

Net Income

2012 Compared to 2011
Net income for the three-month period ending March 31, 2012 was $1,659,000 as compared to net income of $1,101,000 for the same period last year, an increase of $558,000 or 51%.  After the dividend on preferred stock and accretion of discounts on warrants, net income available to common shareholders was $1,415,000, or $0.30 per diluted common share, as compared to $859,000 or $0.18 per diluted common share for the first quarter of 2011, an increase of 65%.  The Company’s earnings for the first quarter of 2012 produced an annualized return on average total assets of 0.86% and an annualized return on average shareholders’ equity of 11.01%, as compared to 0.58% and 7.97%, respectively for the same period last year.

2011 Compared to 2010
Net income for the three-month period ending March 31, 2011 was $1,101,000 as compared to net income of $848,000 for the same period of 2010, an increase of $253,000 or 30.0%.  After the dividend on preferred stock and accretion of discounts on warrants, net income available to common shareholders was $859,000, or $0.18 per diluted common share, as compared to $609,000 or $0.13 per diluted common share for the first quarter of 2010.  The Company’s earnings for the first quarter of 2011 produced an annualized return on average total assets of 0.58% and an annualized return on average shareholders’ equity of 7.97%, as compared to 0.48% and 6.58%, respectively for the same period in 2010.  Loan loss provisions decreased $644,000 in comparison to the prior year period, from $208,000 in 2010 to ($436,000) in the three-month period ended March 31, 2011.

The following table shows our key performance ratios for the periods ended March 31, 2012, December 31, 2011 and March 31, 2011:

Key Performance Ratios(1)
	3 months ended	12 months ended	3 months ended
	3/31/2012	12/31/2011	3/31/2011
Return on average assets	0.86%	0.73%	0.58%
Return on average equity(2)	11.01%	9.88%	7.97%
Net interest margin(3)	3.51%	3.39%	3.36%
Cost of funds	0.98%	1.17%	1.32%
Yield on earning assets	4.48%	4.54%	4.66%
Basic net earnings per common share	$0.30	$1.01	$0.18
Diluted net earnings per common share	$0.30	$1.00	$0.18

1.	Ratios are annualized.
2.	The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.
3.	Calculated on a fully taxable equivalent basis (“FTE”).

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

2012 Compared to 2011
Net interest income for the three-month period ended March 31, 2012 was $6,225,000, a $309,000 or 5% increase when compared to the $5,916,000 reported for the same period in 2011.  The Company’s net interest margin, at 3.51%, increased by 15 basis points over the 3.36% reported for the same quarter last year.  In comparison to the linked quarter, the Company’s net interest margin increased by 16 basis points over the 3.35% reported for the fourth quarter of 2011.

The increase in net interest income and corresponding increase in net interest margin is primarily attributable to the reduction in funding costs over the last 12 months.  The Company’s cost of funds was  0.98% during the three-month period ended March 31, 2012, compared to the 1.32% reported in the same period last year and the 1.07% in the linked quarter.  Decreased rates on our primary non-maturity deposit products, including MyLifestyle checking, MyLifestyle savings and Prime Money Market accounts, and more aggressive pricing on time deposits have led to the decrease in funding costs.  While the Company’s yield on earning assets declined in comparison to the 4.66% from the same prior year period, the 4.48% yield earned during the three-month period ended March 31, 2012 was a 7 bps improvement over the linked quarter.  This improvement from the linked quarter was due to an 18 bps increase in our investment portfolio yield.

2011 Compared to 2010
Net interest income for the three-month period ended March 31, 2011 was $5,916,000, a $938,000 or 19% increase when compared to the $4,978,000 reported for the same period in 2010.  The Company’s net interest margin, at 3.36%, increased by 41 basis points over the 2.95% reported for the same quarter of 2010.  In comparison to the linked quarter, the Company’s net interest margin increased by 22 basis points over the 3.14% reported for the fourth quarter of 2010.

The increase in net interest income and corresponding increase in net interest margin is primarily attributable to the reduction in funding costs.  The Company’s cost of funds was 1.32% during the three-month period ended March 31, 2011, compared to the 1.96% reported in the same period of 2010 and the 1.43% in the linked quarter.  Decreased rates on our primary non-maturity deposit products, including MyLifestyle checking, MyLifestyle savings and Prime Money Market accounts, and more aggressive pricing on time deposits have led to the decrease in funding costs.  In contrast to the decline in funding costs, we were able to maintain the earning rates in our loan portfolio.  The Company’s yield on loans was 5.33% during the three-month period ended March 31, 2011, compared to the 5.21% reported in the same period of 2010 and the 5.34% in the linked quarter. Due to declines in the yield on investments, however, the yield on earning assets declined to 4.66% during the three-month period ended March 31, 2011, compared to the 4.83% reported in the same period of 2010, but increased from 4.53% in the linked quarter.  The declines in funding costs have been much more significant, leading to the overall increase in our net interest margin.

Noninterest Income

2012 Compared to 2011
Noninterest income for the three-month period ended March 31, 2012 was $1,031,000, an increase of $390,000 or 61% compared to the $641,000 for the same period last year.  The Company earned a three-month record of fee income in both its brokerage and mortgage areas during the first quarter 2012.  Brokerage fee income of $271,000 and mortgage fee income of $132,000 were earned during the period, an increase of $216,000 and $65,000, respectively, from the same prior year period and increases from the linked quarter of $160,000 and $6,000, respectively.  Excluding the $40,000 of realized gains on the sale of securities earned during the three-month period ended March 31, 2012, annualized total noninterest income was 0.51% of average assets during the period compared to 0.32% in the same prior year period.

Growing our noninterest income has been a major focal point over the past twelve months and we are excited that our efforts are translating into real results in both the investment and mortgage lines of business.   With the successful recruitment of Roanoke’s top mortgage originator during the first quarter, we expect this line of business’s income to continue to increase.  The first quarter was significantly above expectations for Valley Wealth Management as we closed on several significant new relationships. While we would hope this level of activity could be sustained throughout 2012, a more realistic view anticipates revenues returning to more normal levels for the remainder of the year.

2011 Compared to 2010
Noninterest income for the three-month period ended March 31, 2011 was $641,000, an increase of $104,000 compared to the $537,000 for the same period in 2010.  Increases in mortgage fee income and service charges on deposit accounts were the primary reasons for the increase.

Noninterest Expense

2012 Compared to 2011
Noninterest expense for the three-month period ended March 31, 2012 was $4,871,000, a decrease of $587,000, or 11%, compared to the $5,458,000 recorded in same period last year.  As anticipated, the decreased expenses came largely from significant reductions in the Company’s insurance and legal expenses of $985,000 in total.  These reductions were offset by a $283,000 increase in compensation expense, which is the result of the Company’s success in the recruitment of two new small business bankers and a new mortgage broker, with a combined 75 years of banking experience almost entirely in the Roanoke Valley.  Additionally, equity and merit increases for all employees as well as increased commissions paid for our mortgage banking division and Valley Wealth Management performance contributed to the increased compensation expense.  Annualized noninterest expense for the three-month period ended March 31, 2012 totaled 2.52% of average assets during the period, an improvement from the 2.82% recorded in the same prior year period.  The Company’s efficiency ratio for the three-month period of 2012 was 65.78%, as compared to 81.30% for the same period last year.

2011 Compared to 2010
Noninterest expense for the three-month period ended March 31, 2011 was $5,458,000, an increase of $1,273,000, or 31%, compared to the same period of 2010.  Specific items to note are as follows:

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

Asset Quality

Summary of Allowance for Loan Losses

2012 Compared to 2011
The allowance for loan losses (“ALLL”) was $9,287,000 as of March 31, 2012, compared to $9,650,000 as of December 31, 2011 and $10,500,000 reported a year earlier.  The ratio of the allowance for loan losses to total loans outstanding was approximately 1.80% at March 31, 2012, which compares to approximately 1.90% of total loans at December 31, 2011 and 1.96% of total loans at March 31, 2011.  These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions.  A total of $2,119,000 in specific reserves was included in the balance of the allowance for loan losses as of March 31, 2012 for impaired loans, which compares to a total of $2,099,000 as of December 31, 2011 and $1,469,000 at March 31, 2011.

The Company recorded no provision for loan losses during the first quarter of 2012 compared to a net reduction in provision expense of $436,000 in the same period last year.  During the first quarter of 2012 the Company charged off $355,000 related to one construction/development relationship.  This charge-off is the primary reason for the reduction in the ALLL balance at March 31, 2012.  We believe the allowance for loan losses is adequate to provide for expected losses in the loan portfolio, but there are no assurances that it will be.

Our ALLL percentage of total loans has been on a steady decline since December 31, 2009 as we have successfully reduced our level of classified assets by 53% or $48.9 million during this time period.  Our nonperforming assets to total assets ratio has declined from 4.36% at December 31, 2009 to 3.76% at March 31, 2012.  Additionally, our loan charge-offs during this period have declined from $8.1 million for the year ended December 31, 2009, to $4.8 million for the year ended December 31, 2010, to $1.8 million for the year ended December 31, 2011.

2011 Compared to 2010
The allowance for loan losses was $10,500,000 as of March 31, 2011, compared to $11,003,000 as of December 31, 2010 and $14,263,000 reported a year earlier.  The ratio of the allowance for loan losses to total loans outstanding was approximately 1.96% at March 31, 2011, which compares to approximately 2.02% of total loans at December 31, 2010 and 2.51% of total loans at March 31, 2010.  A total of $1,469,000 in specific reserves was included in the balance of the allowance for loan losses as of March 31, 2011 for impaired loans, which compares to a total of $1,280,000 as of December 31, 2010 and $4,037,000 at March 31, 2010.

The Company recorded a net reduction of provisions for potential loan losses of $436,000 for the first quarter of 2011, a decrease of $644,000 as compared to the same period of 2010.  During the first quarter of 2011:

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

The Company’s ratio of non-performing assets as a percentage of total assets increased 14 basis points to 3.76% as of March 31, 2012 as compared to 3.62% as of December 31, 2011 and remained flat compared to 3.76% as of March 31, 2011.  Non-performing assets increased from $27,987,000 at December 31, 2011 to $29,365,000 at March 31, 2012.  Non-performing assets consisted of non-accrual loans of $6,163,000, foreclosed assets of $20,672,000, troubled debt restructurings of $2,301,000 and loans totaling $229,000 that were past due greater than 90 days.  The Company anticipates full payment of all past due amounts.

Net charge-offs as a percentage of average loans receivable amounted to 0.07% for the first quarter of 2012, compared to 0.03% for the fourth quarter of 2011 and 0.01% for the same quarter in the prior year.  Net charge-offs for the quarter ended March 31, 2012 were $363,000, in comparison to $162,000 for the fourth quarter of 2011 and $68,000 for the same period last year.

Nonperforming assets at March 31, 2012, December 31, 2011 and March 31, 2011 are presented in the following table:

Nonperforming Assets

In thousands	3/31/2012	12/31/2011	3/31/2011
Nonaccrual loans	$6,163	$8,638	$11,811
Loans past due 90 days or more	229	4	2,140
Restructured loans	2,301	2,305	224
Total nonperforming loans	$8,693	$10,947	$14,175

Foreclosed, repossessed and idled properties	20,672	17,040	15,887
Total nonperforming assets	$29,365	$27,987	$30,062

As can be seen from the table above, nonaccrual loans decreased by $2,475,000 and foreclosed properties increased by $3,632,000 during the first quarter of 2012 leading to an overall increase in our nonperforming assets.  We added one note to nonaccrual status during the quarter totaling $696,000 and foreclosed on properties which were previously carried as nonaccrual totaling $3,387,000.  If nonaccrual loans had performed in accordance with their original terms, additional interest income would have been recorded in the amount of $127,000 for the three months ended March 31, 2012; $550,000 for the year ended December 31, 2011; and $152,000 for the three months ended March 31, 2011.

Higher Risk Loans
Certain types of loans, such as option ARM products, interest-only loans, subprime loans, and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  We do not offer option ARM, interest-only, or subprime mortgage loans.

Junior-lien mortgages can also be considered higher risk loans and our junior lien portfolio currently consists of balances totaling $22,286,000 (4.3% of total portfolio) at March 31, 2012.  Loans included in this category that were initially made with high loan-to-value ratios of 100% or greater have current balances totaling $1,402,000 at March 31, 2012.  Since 2003, we have experienced net charge-offs totaling $830,000 in junior lien mortgages.

Financial Condition

Total assets at March 31, 2012 were $781,354,000, up $7,850,000 or 1% from $773,504,000 at December 31, 2011.  The principal components of the Company’s assets at the end of the period were $21,880,000 in cash and cash equivalents, $168,176,000 in securities available-for-sale, $28,130,000 in securities held-to-maturity and $514,653,000 in gross loans.  Total assets at December 31, 2011 were $773,504,000 with the principal components consisting of $30,724,000 in cash and cash equivalents, $160,465,000 in securities available-for-sale, $28,770,000 in securities held-to-maturity and $508,586,000 in gross loans.

Total liabilities at March 31, 2012 were $719,377,000, up from $713,391,000 at December 31, 2011, an increase of $5,986,000 or 1%.  Deposits increased $8,677,000 or 1% to $639,385,000 from the $630,708,000 level at December 31, 2011.  Total shareholders’ equity at March 31, 2012 was $61,977,000, up from $60,113,000 at December 31, 2011, an increase of $1,864,000 or 3%.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  As of March 31, 2012 and December 31, 2011, the Company and the subsidiary bank met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized”.  With the Company’s improved capital levels, the Company anticipates that it will be able to start incrementally redeeming its TARP preferred stock beginning later this year, subject to regulatory approval.  These capital amounts and ratios are included in Note 10 of the consolidated financial statements incorporated by reference herein.

Interest Rate Risk
Interest rate risk is the exposure to fluctuations in the Company’s future earnings (earnings at risk) and value (economic value at risk) resulting from changes in interest rates.  This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayment and contractual interest rate changes.  The Company remains asset sensitive at March 31, 2012 as simulation results indicate that net interest income would increase in an upward rate environment and decrease in an downward rate environment.  For a further discussion on interest rate risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity
One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity.  Liquidity measures our ability to meet our maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for customers’ credit needs.  Liquidity represents a financial institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.  We sell excess funds overnight to provide an immediate source of liquidity and as of March 31, 2012 we had a total of $14,351,000 in overnight funds at the Reserve Bank.   Overnight cash maintained in interest-bearing accounts averaged $20,657,000 in the first quarter of 2012 compared to an average of $34,830,000 during the same period last year and compared to an average of $31,541,000 in the fourth quarter of 2011.  The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The secondary liquidity source for both short-term and long-term borrowings consists of a secured line of credit from the Federal Home Loan Bank (“FHLB”).  At March 31, 2012, the line of credit had $43,000,000 outstanding under a total available line of $78,380,000.  Borrowings from the FHLB are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral.  Additionally, we have an established line of credit with the Reserve Bank’s Discount Window that had no outstanding balance under a total available line of $47,597,000 at March 31, 2012.  Borrowings from the FRB Discount Window are secured by a collateral agreement on a pledged portion of the Bank’s commercial and real estate construction collateral.

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

Item 1A.  Risk Factors.

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number	Description

3.1	Bylaws, as amended and restated May 2, 2012*

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, is formatted in XBRL interactive data files:  (i) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011; (ii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iii) Consolidated Balance Sheet at March 31, 2012 and December 31, 2011; (iv) Consolidated Statement of Cash Flows for the three-months ended March 31, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.*

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

May 11, 2012	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief Executive Officer

May 11, 2012	/s/ Kimberly B. Snyder
Date	Kimberly B. Snyder, Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Bylaws, as amended and restated May 2, 2012*

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, is formatted in XBRL interactive data files:  (i) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011; (ii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iii) Consolidated Balance Sheet at March 31, 2012 and December 31, 2011; (iv) Consolidated Statement of Cash Flows for the three-months ended March 31, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.*

*  Filed herewith.