Form 10-Q
period 2012-06-30
VALLEY FINANCIAL CORP /VA/
filed 2012-08-14
CIK 921590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

At August 14, 2012, 4,742,295 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION
FORM 10-Q
June 30, 2012

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

PART I.     FINANCIAL INFORMATION

VALLEY FINANCIAL CORPORATION
Consolidated Balance Sheets
(In 000s, except share data)
	(Unaudited)	(Audited)
Assets	June 30, 2012	December 31, 2011
Cash and due from banks	$6,918	$8,428
Interest bearing deposits	26,885	22,296
Total cash and cash equivalents	33,803	30,724

Securities available for sale	154,454	160,465
Securities held to maturity (fair value 6/30/12: $28,437; 12/31/11: $29,723)	27,069	28,770
Loans, net of allowance for loan losses, 6/30/12: $8,991; 12/31/11: $9,650	522,372	498,936
Foreclosed assets	21,713	17,040
Premises and equipment, net	7,882	7,491
Bank owned life insurance	16,881	16,565
Accrued interest receivable	2,280	2,401
Other assets	9,828	11,112
Total assets	$796,282	$773,504

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$18,186	$17,903
Interest bearing deposits	643,963	612,805
Total deposits	662,149	630,708

Federal funds purchased and securities sold under agreements to repurchase	15,658	18,646
FHLB borrowings	33,000	43,000
Junior subordinated debentures	16,496	16,496
Accrued interest payable	482	533
Other liabilities	4,303	4,008
Total liabilities	732,088	713,391

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; 16,019 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	15,750	15,661
Common stock, no par value; 10,000,000 shares authorized; 4,742,295 shares issued and outstanding at June 30, 2012 and 4,711,123 shares issued and outstanding at December 31, 2011	23,817	23,654
Retained earnings	23,171	20,131
Accumulated other comprehensive income	1,456	667
Total shareholders' equity	64,194	60,113
Total liabilities and shareholders' equity	$796,282	$773,504
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Income Statements
(In 000s, except share and per share data)

	Three Months Ended (Unaudited)		Six Months Ended (Unaudited)
	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Interest income
Interest and fees on loans	$6,752	$6,996	$13,480	$14,047
Interest on securities - taxable	1,126	1,239	2,207	2,252
Interest on securities - nontaxable	132	153	265	313
Interest on deposits in banks	14	26	26	45
Total interest income	8,024	8,414	15,978	16,657
Interest expense
Interest on deposits	1,082	1,680	2,358	3,474
Interest on borrowings	335	345	676	774
Interest on junior subordinated debentures	99	94	200	187
Interest on federal funds purchased and securities sold under agreements to repurchase	11	10	22	21
Total interest expense	1,527	2,129	3,256	4,456
Net interest income	6,497	6,285	12,722	12,201
Provision for loan losses	(53)	697	(53)	261
Net interest income after provision for loan losses	6,550	5,588	12,775	11,940
Noninterest income
Service charges on deposit accounts	375	358	726	689
Income earned on bank owned life insurance	159	145	316	288
Mortgage fee income	173	41	305	108
Brokerage fee income, net	201	96	472	151
Realized gain on sale of securities reclassified from other comprehensive income	-	462	40	476
Other income	83	72	163	103
Total noninterest income	991	1,174	2,022	1,815
Noninterest expense
Compensation expense	2,609	2,181	5,239	4,528
Occupancy and equipment expense	393	407	770	800
Data processing expense	299	257	584	530
Advertising and marketing expense	111	104	199	183
Insurance expense	317	532	617	1,579
Professional fees	237	389	460	850
State franchise taxes	107	124	214	248
Foreclosed asset expense, net	169	416	442	615
Other operating expense	599	604	1,187	1,139
Total noninterest expense	4,841	5,014	9,712	10,472
Income before income taxes	2,700	1,748	5,085	3,283
Income tax expense	831	532	1,557	966
Net income	$1,869	$1,216	$3,528	$2,317
Preferred dividends and accretion of discounts on warrants	245	242	489	484
Net income available to common shareholders	$1,624	$974	$3,039	$1,833
Earnings per share
Basic earnings per common share	$0.34	$0.21	$0.64	$0.39
Diluted earnings per common share	$0.33	$0.21	$0.63	$0.39
Weighted average common shares outstanding	4,742,222	4,697,256	4,735,826	4,692,796
Diluted average common shares outstanding	4,830,005	4,729,542	4,807,817	4,722,627
Dividends declared per common share	$-	$-	$-	$-
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(In 000s)

	Three Months Ended (Unaudited)		Six Months Ended (Unaudited)
	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Net Income	$1,869	$1,216	$3,528	$2,317
Other comprehensive income ("OCI"):
Unrealized gains on securities:
Unrealized holding gains arising during period	791	3,146	1,244	2,010
Tax related to unrealized gains	(269)	(1,070)	(423)	(683)
Reclassification adjustment for gains included in net income	-	(462)	(40)	(476)
Tax related to realized gains	-	148	14	171
Holding gains on securities transferred to HTM from AFS:
Holding gains transferred into OCI during period	-	118	-	118
Holding gains amortized during period	(4)	(1)	(8)	(1)
Tax related to amortized holding gains	1	-	3	-
Total other comprehensive income	519	1,879	790	1,139
Total comprehensive income	$2,388	$3,095	$4,318	$3,456

See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(In 000s)
	Six Months Ended (Unaudited)
	6/30/2012	6/30/2011
Cash flows from operating activities
Net income	$3,528	$2,317
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	(53)	261
Depreciation and amortization of bank premises, equipment and software	346	368
Net amortization of bond premiums/discounts	1,154	703
Stock compensation expense	161	151
Net gains on sale of securities	(40)	(476)
Net losses and impairment writedowns on foreclosed assets and premises	89	451
Increase in value of life insurance contracts	(316)	(288)
Decrease in other assets	1,429	2,983
Increase (decrease) in other liabilities	244	(355)
Net cash and cash equivalents provided by operating activities	6,542	6,115
Cash flows from investing activities
Purchases of bank premises, equipment and software	(740)	(201)
Purchases of securities available-for-sale	(56,579)	(67,362)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	62,317	38,847
Proceeds from maturities, calls, and paydowns of securities held-to-maturity	1,649	2,402
Proceeds from sale of foreclosed assets	162	2,217
Capitalized costs related to foreclosed assets	(864)	(241)
(Increase) decrease in loans, net	(27,464)	14,964
Net cash and cash equivalents used in investing activities	(21,519)	(9,374)
Cash flows from financing activities
Increase in non-interest bearing deposits	283	880
Increase in interest bearing deposits	31,158	26,250
Proceeds from borrowings	-	15,000
Principal repayments of borrowings	(10,000)	(15,000)
Decrease in securities sold under agreements to repurchase	(2,988)	(873)
Net proceeds from issuance of common stock	3	-
Cash dividends paid	(400)	-
Net cash and cash equivalents provided by financing activities	18,056	26,257
Net increase in cash and cash equivalents	3,079	22,998

Cash and cash equivalents at beginning of period	30,724	24,312
Cash and cash equivalents at end of period	$33,803	$47,310
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,307	$4,405
Cash paid during the period for income taxes	$1,224	$674
Noncash financing and investing activities
Transfer of loans to foreclosed property	$4,060	$2,854
See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
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

Recent and Future Accounting Considerations

None.

Note 2.  Securities

The carrying values, unrealized gains, unrealized losses, and approximate fair values of available-for-sale and held-to-maturity investment securities at June 30, 2012 are shown in the tables below. As of June 30, 2012, investments (including both available-for-sale and held-to-maturity) and restricted equity securities with amortized costs and fair values of $61,563 and $63,518 respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale (“AFS”) as of June 30, 2012 and December 31, 2011 were as follows:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

	Amortized	Unrealized	Unrealized
June 30, 2012	Cost	Gains	Losses	Fair Values
U.S. Government and federal agency	$7,730	$138	$-	$7,868
Government-sponsored enterprises *	14,085	155	(3)	14,237
Mortgage-backed securities	106,372	1,469	(149)	107,692
Collateralized mortgage obligations	14,840	156	(24)	14,972
States and political subdivisions	9,382	363	(60)	9,685
	$152,409	$2,281	$(236)	$154,454

	Amortized	Unrealized	Unrealized
December 31, 2011	Cost	Gains	Losses	Fair Values
U.S. Government and federal agency	$2,770	$2	$-	$2,772
Government-sponsored enterprises *	38,748	131	(37)	38,842
Mortgage-backed securities	98,836	836	(182)	99,490
Collateralized mortgage obligations	15,280	125	(15)	15,390
States and political subdivisions	3,990	-	(19)	3,971
	$159,624	$1,094	$(253)	$160,465

* Such as FNMA, FHLMC and FHLB.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity (“HTM”) as of June 30, 2012 and December 31, 2011 were as follows:

	Amortized	Unrealized	Unrealized
June 30, 2012	Cost	Gains	Losses	Fair Values
U.S. Government and federal agency	$8,639	$332	$-	$8,971
Mortgage-backed securities	277	20	-	297
Collateralized mortgage obligations	1,976	108	-	2,084
States and political subdivisions	16,177	908	-	17,085
	$27,069	$1,368	$-	$28,437

	Amortized	Unrealized	Unrealized
December 31, 2011	Cost	Gains	Losses	Fair Values
U.S. Government and federal agency	$8,981	$160	$-	$9,141
Mortgage-backed securities	346	25	-	371
Collateralized mortgage obligations	2,555	126	-	2,681
States and political subdivisions	16,888	653	(11)	17,530
	$28,770	$964	$(11)	$29,723

The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $1,818 and $1,915 as of June 30, 2012.  The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $2,358 and $2,472 as of December 31, 2011.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

The following tables present the maturity ranges of securities available-for-sale and held-to-maturity as of June 30, 2012 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

Investment Portfolio Maturity Distribution

	Available-for-Sale			Held-to-Maturity
	Amortized	Fair		Amortized	Fair
In thousands	Costs	Value	Yield	Costs	Value	Yield
U.S. Government and federal agency:
Less than one year	$200	201	1.37%	$-	$-	-
After five but within ten years	3,044	3,085	2.65%	4,718	4,885	3.45%
After ten years	4,486	4,582	2.76%	3,921	4,086	3.21%
Government-sponsored enterprises:
After one but within five years	2,585	2,668	1.77%	-	-	-
After five but within ten years	6,500	6,556	2.32%	-	-	-
After ten years	5,000	5,013	4.08%	-	-	-
Obligations of states and subdivisions:
After one but within five years	-	-	-	599	621	3.90%
After five but within ten years	2,393	2,362	2.18%	4,865	5,142	4.16%
After ten years	6,989	7,323	4.34%	10,713	11,322	4.34%
Mortgage-backed securities	106,372	107,692	2.29%	277	297	4.57%
Collateralized mortgage obligations	14,840	14,972	1.83%	1,976	2,084	5.57%
Total	$152,409	$154,454		$27,069	$28,437

Total Securities by Maturity Period
Less than one year	$200	$201		$-	$-
After one but within five years	2,585	2,668		599	621
After five but within ten years	11,937	12,003		9,583	10,027
After ten years	16,475	16,918		14,634	15,408
Mortgage-backed securities*	106,372	107,692		277	297
Collateralized mortgage obligations*	14,840	14,972		1,976	2,084
Total by Maturity Period	$152,409	$154,454		$27,069	$28,437

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

The following tables detail unrealized losses and related fair values in the Bank’s available-for-sale and held-to-maturity investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2012 and December 31, 2011, respectively.

Temporarily Impaired Securities in AFS Portfolio

In thousands	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
June 30, 2012	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Government-sponsored enterprises	$1,997	$(3)	$-	$-	$1,997	$(3)
Mortgage-backed securities	21,803	(149)	-	-	21,803	(149)
Collateralized mortgage obligations	6,418	(24)	-	-	6,418	(24)
States and political subdivisions	2,813	(60)	-	-	2,813	(60)
	$33,031	$(236)	$-	$-	$33,031	$(236)

In thousands	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
December 31, 2011	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Government-sponsored enterprises	$10,558	$(30)	$2,993	$(7)	$13,551	$(37)
Mortgage-backed securities	42,828	(182)	-	-	42,828	(182)
Collateralized mortgage obligations	6,884	(14)	16	(1)	6,900	(15)
States and political subdivisions	3,971	(19)	-	-	3,971	(19)
	$64,241	$(245)	$3,009	$(8)	$67,250	$(253)

There were no securities with unrealized losses in the HTM portfolio at June 30, 2012.

In thousands	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
December 31, 2011	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
States and political subdivisions	$1,005	$(11)	$-	$-	$1,005	$(11)
	$1,005	$(11)	$-	$-	$1,005	$(11)

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At June 30, 2012, there are no securities in the portfolio with unrealized losses for a period greater than 12 months.

Note 3.  Loans and Allowance for Loan and Lease Losses

The major components of loans in the consolidated balance sheets at June 30, 2012 and December 31, 2011 are as follows:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

In thousands	6/30/2012	12/31/2011
Commercial	$91,407	$87,711
Real estate:
Commercial real estate	260,967	257,578
Construction real estate	43,962	36,081
Residential real estate	130,313	122,450
Consumer	4,283	4,314
Deferred loan fees, net	431	452
Gross loans	531,363	508,586

Allowance for loan losses	(8,991)	(9,650)
Net loans	$522,372	$498,936

Substantially all one-four family residential and commercial real estate loans collateralize the line of credit available from the Federal Home Loan Bank and substantially all commercial and construction loans collateralize the line of credit with the Federal Reserve Bank of Richmond Discount Window.  The aggregate amount of deposit overdrafts that have been reclassified as loans and included in the consumer category in the above table as of June 30, 2012 and December 31, 2011 was $71 and $74, respectively.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate market or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus income producing loans. At June 30, 2012, approximately 42% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties and 51% was secured by income-producing properties.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

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
1.
Risk Identification -  The primary responsibility for risk identification lies with the account officer.  It is the account officer's responsibility for the initial and ongoing risk rating of all notes and commitments in his or her portfolio.  The account officer is the one individual who is closest to the credit relationship and is in the best position to identify changing risks.  Account officers are required to continually review the risk ratings for their credit relationships and make timely adjustments, up or down, at the time the circumstances warrant a change.  Account officers are responsible for ensuring that accurate and timely risk ratings are maintained at all times.   Account officers are allowed a maximum 30-day period to assess current financial information (e.g. prepare credit

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

analysis) which may influence the current risk rating. Account officers are required to review the risk ratings of loans assigned to their portfolios on a monthly basis and to certify to the accuracy of the ratings.  Certifications are submitted to the Chief Credit Officer and Chief Lending Officer for review.  All risk rating changes (upgrades and downgrades) must be approved by the Chief Credit Officer prior to submission for input into the Commercial Loan System.

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

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following schedule is an aging of past due loans receivable by portfolio segment as of June 30, 2012 and December 31, 2011:

In thousands	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
June 30, 2012
Commercial	$384	$667	$557	$1,608	$89,799	$91,407	$-
Commercial real estate
Owner occupied	-	-	-	-	110,408	110,408	-
Income producing	1,304	-	-	1,304	130,781	132,085	-
Multifamily	-	-	-	-	18,474	18,474	-
Construction real estate
1 - 4 Family	-	164	-	164	21,556	21,720	-
Other	-	-	3,063	3,063	17,594	20,657	-
Farmland	-	-	-	-	1,585	1,585	-
Residential real estate
Equity Lines	500	72	63	635	29,480	30,115	-
1 - 4 Family	1,133	2,078	502	3,713	90,218	93,931	-
Junior Liens	1	-	-	1	6,266	6,267	-
Consumer
Credit Cards	7	3	-	10	1,240	1,250	-
Other	-	-	3	3	3,030	3,033	-
Deferred loan fees, net	-	-	-	-	431	431	-
Total	$3,329	$2,984	$4,188	$10,501	$520,862	$531,363	$-

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

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

Nonaccrual Loans.  Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. Loans will be placed on nonaccrual status automatically when principal or interest is past due 90 days or more, unless the loan is both well secured and in the

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

process of collection.  In this case, the loan will continue to accrue interest despite its past due status.  When interest accrual is discontinued, all unpaid accrued interest is reversed and any subsequent payments received are applied to the outstanding principal balance. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The following is a schedule of loans receivable, by portfolio segment, on nonaccrual status as of June 30, 2012 and December 31, 2011:

In thousands	June 30, 2012	December 31, 2011
Commercial	$671	$2,183
Commercial real estate
Owner occupied	-	1,013
Income producing	-	808
Construction real estate
1 - 4 Family	453	471
Other	3,064	3,713
Residential real estate
Equity Lines	63	64
1 - 4 Family	2,052	334
Junior Liens	47	49
Consumer
Other	3	3
Total	$6,353	$8,638

Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $165 during the six-months ended June 30, 2012; $550 during the year ended December 31, 2011, and $302 during the six-months ended June 30, 2011.  There were seven restructured loans totaling $3,733 at June 30, 2012 and there were twelve restructured loans totaling $2,305 at December 31, 2011.

Impaired Loans.  Impaired loans are identified by the Company as loans in which it is determined to be probable that the borrower will not make interest and principal payments according to the contract terms of the loan.  In determining impaired loans, our credit administration department reviews past-due loans, examiner classifications, Bank classifications, and a selection of other loans to provide evidence as to whether the loan is impaired.  All loans rated as substandard are evaluated for impairment by the Bank’s Allowances for Loan and Lease Losses (“ALLL”) Committee.  Once classified as impaired, the ALLL Committee individually evaluates the total loan relationship, including a detailed collateral analysis, to determine the reserve appropriate for each one.  Any potential loss exposure identified in the collateral analysis is set aside as a specific reserve (valuation allowance) in the allowance for loan and lease losses.  If the impaired loan is subsequently resolved and it is determined the reserve is no longer required, the specific reserve will be taken back into income during the period the determination is made.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans as of June 30, 2012 and December 31, 2011 are set forth in the following table:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2012
With no related allowance:
Commercial	$2,428	$2,624	$-	$2,844	$54
Commercial real estate
Owner occupied	10,737	10,748	-	12,977	414
Income producing	4,662	4,662	-	1,341	33
Multifamily	-	-	-	-	-
Construction real estate
1 - 4 Family	1,688	1,689	-	1,774	37
Other	2,246	4,021	-	3,271	51
Farmland	182	182	-	183	7
Residential real estate
Equity Lines	628	630	-	647	13
1 - 4 Family	5,417	5,562	-	4,662	107
Junior Liens	17	17	-	18	-
Consumer
Credit Cards	-	-	-	-	-
Other	31	31	-	33	-
Total loans with no allowance	$28,036	$30,166	$-	$27,750	$716

With an allowance recorded:
Commercial	84	122	30	127	-
Construction real estate
1 - 4 Family	263	321	26	458	-
Other	1,802	3,501	1,699	3,501	18
Residential real estate
1 - 4 Family	2,132	2,354	222	2,363	62
Junior Liens	25	49	22	49	-
Total loans with an allowance	$4,306	$6,347	$1,999	$6,498	$80

Total:
Commercial	2,512	2,746	30	2,971	54
Commercial real estate	15,399	15,410	-	14,318	447
Construction real estate	6,181	9,714	1,725	9,187	113
Residential real estate	8,219	8,612	244	7,739	182
Consumer	31	31	-	33	-
Totals	$32,342	$36,513	$1,999	$34,248	$796

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

Cash basis interest income on impaired loans was $774 for the six months ended June 30, 2012 and $1.7 million for the year ended December 31, 2011.

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

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

As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed at those dates, the risk category of loans and leases is as follows:

Internal Risk Rating Grades
In thousands	1-4	5	6	7
June 30, 2012
Commercial	$22,360	$64,802	$1,253	$2,992
Commercial real estate
Owner occupied	25,700	70,195	715	13,798
Income producing	15,797	103,500	7,732	5,056
Multifamily	10,669	7,805	-	-
Construction real estate
1 - 4 Family	1,538	15,898	1,566	2,718
Other	-	9,658	3,251	7,748
Farmland	240	636	527	182
Totals	$76,304	$272,494	$15,044	$32,494

Total:
Commercial	22,360	64,802	1,253	2,992
Commercial real estate	52,166	181,500	8,447	18,854
Construction real estate	1,778	26,192	5,344	10,648
Totals	$76,304	$272,494	$15,044	$32,494

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

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

There are no loans classified as 8 or 9 as of June 30, 2012 or December 31, 2011.

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

Risk Based on Payment Activity	Performing		Non-Performing
In thousands	6/30/2012	12/31/2011	6/30/2012	12/31/2011
Residential real estate
Equity Lines	$30,052	$30,341	$63	$64
1 - 4 Family	91,879	86,818	2,052	334
Junior Liens	6,220	4,844	47	49
Consumer
Credit Cards	1,250	1,351	-	4
Other	3,030	2,956	3	3
Totals	$132,431	$126,310	$2,165	$454

Total:
Residential real estate	128,151	122,003	2,162	447
Consumer	4,280	4,307	3	7
Totals	$132,431	$126,310	$2,165	$454

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

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

Historical Valuation
Historical valuation allowances are calculated based on the historical loss experience of specific types of loans at the time they were charged-off. The Company uses a rolling 8-quarter analysis to determine its historical loss ratio for the specific

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

pool. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the average balance of loans in the pool for the respective quarter. The Company’s pools of similar loans include:  (i) commercial real estate – owner occupied, (ii) commercial real estate – income producing, (iii) commercial real estate – multifamily, (iv) commercial and industrial, (v) construction/development – 1-4 family, (vi) construction/development – other, (vii) residential real estate – 1st deeds of trust, (viii) residential real estate – junior liens, (ix) farmland, (x) home equity lines, (xi) business manager credits, (xii) consumer and credit cards, and (xiii) loans held for sale.  The loss factors used for the analyses at June 30, 2012 and December 31, 2011 are as follows:

	6/30/12	12/31/11
Commercial	0.50%	0.66%
Business manager - Asset based lending	2.97%	0.00%
Commercial real estate - Owner occupied	0.02%	0.28%
Commercial real estate - Income producing	0.01%	0.10%
Commercial real estate - Multifamily	0.72%	0.71%
Construction real estate - 1-4 Family	0.00%	0.54%
Construction real estate - Other	3.78%	5.04%
Construction real estate - Farmland	0.00%	0.00%
Residential real estate - Equity lines	0.43%	0.72%
Residential real estate - 1-4 Family	0.59%	0.68%
Residential real estate - Junior Liens	0.00%	2.08%
Consumer & credit cards	0.76%	1.33%
Loans held for sale	0.00%	0.00%

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

General Valuation
General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) levels and trends in credit quality; (ii) trends in the volume of loans; (iii) the experience, ability and effectiveness of the bank’s lending management and staff; (iv) local economic trends and conditions; (v) credit concentration risk; (vi) current industry conditions; (vii) real estate market conditions; (viii) and large relationship credit risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a general allocation matrix to determine an appropriate general valuation allowance, based on the risk assessment performed by management and the loss factors established for high and low ranges.  Loans identified as losses by management, internal loan review and/or regulatory examiners are charged-off.  The general valuation factors used for the analyses at June 30, 2012 and December 31, 2011 are as follows:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

	6/30/12		12/31/11
	Low	High	Low	High
Levels and trends in credit quality	0.20%	0.30%	0.20%	0.30%
Trends in volume of loans	0.00%	0.10%	0.00%	0.10%
Experience, ability, and depth of lending management and staff	0.00%	0.05%	0.00%	0.05%
Local economic trends and conditions	0.25%	0.35%	0.25%	0.35%
Credit concentration risk	0.00%	0.05%	0.00%	0.05%
Current industry conditions/general economic conditions	0.05%	0.10%	0.10%	0.15%
Commercial Real Estate Devaluation	0.15%	0.25%	0.15%	0.25%
Residential Real Estate Devaluation	0.15%	0.25%	0.15%	0.25%
Credit concentration risk - large relationships > $8 Million	0.30%	0.60%	0.60%	0.90%

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

At June 30, 2012, we decreased the risk assessment from high to medium for the current industry conditions risk factors as a result of the continued improving trends in the banking industry as noted in the most recent FDIC Quarterly Banking Profile.  Additionally, we decreased the risk assessment from high to medium for the large relationship risk factor as the percentage of loans in this category risk rated 6 or 7 has declined below the Company’s minimum threshold set for the high risk.

Changes in the allowance for loan losses for the six-month period ended June 30, 2012 by segment are as follows:

	Beginning				Ending
In thousands	Balance	Charge-offs	Recoveries	Provision	Balance
June 30, 2012
Commercial	$1,113	$(104)	$6	$(172)	$843
Commercial real estate	3,725	-	-	(292)	3,433
Construction real estate	4,052	(140)	-	(253)	3,659
Residential real estate	732	(382)	1	695	1,046
Consumer	28	(4)	17	(31)	10
Total	$9,650	$(630)	$24	$(53)	$8,991

As of June 30, 2012 and December 31, 2011, loans individually and collectively evaluated for impairment, by loan portfolio segment, and the corresponding allowance are as follows:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

	Individually Evaluated for Impairment
	6/30/2012		12/31/2011
In thousands	Allowance	Total Loans	Allowance	Total Loans
Commercial	$30	$2,542	$79	$4,539
Commercial real estate	-	15,399	-	17,075
Construction real estate	1,725	7,907	1,890	9,067
Residential real estate	244	8,462	130	8,272
Consumer	-	31	-	15
Total	$1,999	$34,341	$2,099	$38,968

	Collectively Evaluated for Impairment
	6/30/2012		12/31/2011
In thousands	Allowance	Total Loans	Allowance	Total Loans
Commercial	$813	$88,865	$1,034	$83,172
Commercial real estate	3,433	245,568	3,725	240,503
Construction real estate	1,934	36,055	2,162	27,014
Residential real estate	802	121,851	602	114,178
Consumer	10	4,252	28	4,299
Unallocated	-	431	-	452
Total	$6,992	$497,022	$7,551	$469,618

Troubled Debt Restructurings

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances.  Loan modifications that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification.  The loans included in all loan classes as TDRs at June 30, 2012 had either an interest rate modficiation or a deferral of principal payments, which we consider to be a concession.  All loans designated as TDRs were modified due to financial difficulties experienced by the borrower.

The following table provides information about TDRs identified during the specified periods and those loans, if any, identified as TDRs within the prior 12 month timeframe that subsequently defaulted.  Defaults are those TDRs that were greater than 90 days past due, and aligns with our internal definition of default for those loans not identified as TDRs.  There were no TDR defaults identified during the specified periods.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

	For the three months ended
In thousands	June 30, 2012			June 30, 2011
In thousands	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	-	$-	$-	1	$192	$192
Construction real estate	1	4,496	2,369	3	935	1,004
Residential real estate	-	-	-	5	679	711
Total	1	$4,496	$2,369	9	$1,806	$1,907

	For the six months ended
In thousands	June 30, 2012			June 30, 2011
In thousands	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	-	$-	$-	1	$192	$192
Construction real estate	1	4,496	2,369	3	935	1,004
Residential real estate	-	-	-	6	903	935
Total	1	$4,496	$2,369	10	$2,030	$2,131

Note 4.  Foreclosed Assets

The following table summarizes the activity in foreclosed assets for the six-month period ended June 30, 2012 and the twelve-month period ended December 31, 2011:

	6/30/2012	12/31/2011
Balance, beginning of period	$17,040	$16,081
Additions	4,060	4,341
Capitalized items	864	1,321
Sales	(162)	(3,623)
Impairment writedowns	(68)	(931)
Gain (loss)	(21)	(149)
Balance, end of period	$21,713	$17,040

Note 5.  Earnings Per Share

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

The weighted average common shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options.  The following tables summarize earnings per share and the shares utilized in the computations for the three months ended June 30, 2012 and 2011, respectively:

	Net Income
	Available to Common	Weighted Average
	Shareholders (000s)	Common Shares	Per Share Amount
Quarter ended June 30, 2012
Basic earnings per common share	$1,624	4,742,222	$0.34
Effect of dilutive stock options	-	43,023
Effect of dilutive stock warrants	-	44,760
Diluted earnings per common share	$1,624	4,830,005	$0.33

Quarter ended June 30, 2011
Basic earnings per common share	$974	4,697,256	$0.21
Effect of dilutive stock options	-	32,286
Effect of dilutive stock warrants	-	-
Diluted earnings per common share	$974	4,729,542	$0.21

The following tables summarize earnings per share and the shares utilized in the computations for the six months ended June 30, 2012 and 2011, respectively:

	Net Income
	Available to Common	Weighted Average
	Shareholders (000s)	Common Shares	Per Share Amount
Year-to-date, June 30, 2012
Basic earnings per common share	$3,039	4,735,826	$0.64
Effect of dilutive stock options	-	44,248
Effect of dilutive stock warrants	-	27,743
Diluted earnings per common share	$3,039	4,807,817	$0.63

Year-to-date, June 30, 2011
Basic earnings per common share	$1,833	4,692,796	$0.39
Effect of dilutive stock options	-	29,831
Effect of dilutive stock warrants	-	-
Diluted earnings per common share	$1,833	4,722,627	$0.39

Note 6.  Stock Based Compensation

The Company has two share-based compensation plans, which are described in the Company’s December 31, 2011

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

Annual Report on Form 10-K. The compensation cost that has been charged against income for those plans was approximately $161 and $151 for the six-month periods ended June 30, 2012 and 2011, respectively.  The Company has no nonqualified stock options outstanding at June 30, 2012.

A summary of option activity during the three-month periods ended June 30, 2012 and 2011 is presented below:

			Weighted Avg.		Weighted Avg.
	Options	Weighted Avg.	Grant Date	Aggregate	Contractual
June 30, 2012	Outstanding	Exercise Price	Fair Value	Intrinsic Value	Term
Balance at 12/31/11	221,290	$8.59	$2.74	$62	5.28 years
Granted	5,300	6.96	3.12
Exercised	(1,000)	3.41	1.10	4
Forfeited	(1,640)	10.07	3.97
Expired	(13,100)	5.33	0.51
Balance at 6/30/12	210,850	8.76	2.89	273	5.21 years
Exercisable at 6/30/12	156,178	$10.01	$3.26	$113	4.43 years

			Weighted Avg.		Weighted Avg.
	Options	Weighted Avg.	Grant Date	Aggregate	Contractual
June 30, 2011	Outstanding	Exercise Price	Fair Value	Intrinsic Value	Term
Balance at 12/31/10	232,550	$8.44	$2.64	$-	5.78 years
Granted	1,000	4.87	2.09
Forfeited	(360)	8.58	3.43
Expired	(13,800)	5.17	0.95
Balance at 6/30/11	219,390	8.63	2.75	73	5.66 years
Exercisable at 6/30/11	145,038	$9.98	$3.14	$13	4.63 years

Cash received from options exercised under all share-based payment arrangements for the three and six-months ended June 30, 2012 was $1 and $3, respectively.

Information regarding options vested during the three-month periods ended June 30, 2012 and 2011 are as follows:

	3 Months Ended		6 Months Ended
	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Number of options vested:	1,780	1,780	10,620	10,820
Total grant date fair value of options vested	$6	$6	$33	$34

A summary of restricted stock activity during the six-month period ended June 30, 2012 and 2011 is presented below:

	June 30, 2012		June 30, 2011
	Non-Vested	Weighted Average	Non-Vested	Weighted Average
	Restricted Stock	Grant Date	Restricted Stock	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Beginning balance outstanding	37,460	$3.68	64,015	$4.26
Granted	18,442	5.52	18,867	3.86
Vested	(30,172)	4.95	(12,005)	4.05
Forfeited	-	-	(300)	4.05
Ending balance outstanding	25,730	$3.51	70,577	$4.19

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 7.  Federal Home Loan Bank Borrowings and Stock

Short-term Federal Home Loan Bank (“FHLB”) borrowings totaled $5.0 million at June 30, 2012 and $15.0 million at December 31, 2011.  Long-term FHLB borrowings totaled $28.0 million at June 30, 2012 and $28.0 million at December 31, 2011.

Restricted stock, which represents a required investment in the common stock of a correspondent bank, is carried at cost, and as of June 30, 2012 and December 31, 2011, included the common stock of the FHLB, which is included in other assets.   Restricted stock totaled $4.3 million at June 30, 2012 and $4.9 million December 31, 2011.

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

The FHLB of Atlanta neither provides dividend guidance prior to the end of each quarter, nor conducts repurchases of excess activity-based stock on a daily basis, instead making such determinations quarterly.  The FHLB of Atlanta announced on May 11, 2012 that it approved a dividend at the rate of 1.51% for the first quarter of 2012.

Based on evaluation of criteria under ASC Topic 320, management believes that no impairment charge in respect of the restricted stock is necessary as of June 30, 2012.

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

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

Loans:  Other than the Company’s Held For Sale portfolio, the Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 are summarized below:

In thousands
June 30, 2012	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale:
U.S. Government and federal agency	$7,868	$-	$7,868	$-
Government-sponsored enterprises	14,237	-	14,237	-
Mortgage-backed securities	107,692	-	107,692	-
Collateralized mortgage obligations	14,972	-	14,972	-
State and political subdivisions	9,685	-	9,685	-
Held for sale loans	1,579	-	1,579	-
Total assets at fair value	$156,033	$-	$156,033	$-

Total liabilities at fair value	$-	$-	$-	$-

In thousands
December 31, 2011	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale:
U.S. Government and federal agency	$2,772	$-	$2,772	$-
Government-sponsored enterprises	38,842	-	38,842	-
Mortgage-backed securities	99,490	-	99,490	-
Collateralized mortgage obligations	15,390	-	15,390	-
State and political subdivisions	3,971	-	3,971	-
Held for sale loans	640	-	640	-
Total assets at fair value	$161,105	$-	$161,105	$-

Total liabilities at fair value	$-	$-	$-	$-

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011 are included in the tables below:

In thousands
June 30, 2012	Total	Level 1	Level 2	Level 3
Impaired Loans:
Commercial	$449	$-	$-	$449
Residential Real Estate	2,370	-	-	2,370
Construction Real Estate	2,563	-	-	2,563
Total Impaired Loans	$5,382	$-	$-	$5,382
Foreclosed Assets	21,713	-	-	21,713
Total assets at fair value	$27,095	$-	$-	$27,095

Total liabilities at fair value	$-	$-	$-	$-

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

In thousands
December 31, 2011	Total	Level 1	Level 2	Level 3
Impaired Loans:
Commercial	$1,035	$-	$-	$1,035
Commercial Real Estate	56	-	-	56
Residential Real Estate	1,228	-	-	1,228
Construction Real Estate	3,469	-	-	3,469
Total Impaired Loans	$5,788	$-	$-	$5,788
Foreclosed Assets	17,040	-	-	17,040
Total assets at fair value	$22,828	$-	$-	$22,828

Total liabilities at fair value	$-	$-	$-	$-

For level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Significant
	Fair Value at	Valuation	Unobservable	Unobservable
	June 30, 2012	Technique	Inputs	Input Value
Impaired Loans	$5,382	Management estimate	Appraisals and/or sales of comparable properties	n/a
Foreclosed Assets	$21,713	Management estimate	Appraisals and/or sales of comparable properties	n/a

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

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

Off-Balance-Sheet Financial Instruments:  The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2012, the fair value of loan commitments and stand-by letters of credit was immaterial.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2012 and December 31, 2011.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

	June 30, 2012
			Quoted Prices
			in Active Markets	Significant	Significant
			for Identical Assets	Other Observable	Unobservable
	Carrying	Approximate	or Liabilities	Inputs	Inputs
In thousands	Amounts	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Securities held-to-maturity	$27,069	$28,437	$-	$28,437	$-
Loans, net	522,372	527,791	-	-	527,791

Financial liabilities
Time deposits/IRAs	188,963	190,237	-	190,237	-
FHLB borrowings	33,000	37,345	-	37,345	-
Junior subordinated debentures	16,496	15,866	-	15,866	-

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

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

Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument fail to perform in accordance with the terms of the contract.  The Bank’s maximum exposure to credit loss under commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.    At June 30, 2012 outstanding commitments to extend credit were $128,118 as compared to $130,637 at December 31, 2011.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

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

Derivative Financial Instruments
For asset/liability management purposes, we may use interest rate swap agreements to hedge interest rate risk exposure to declining rates.  Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flow of the items being hedged.  At June 30, 2012 and December 31, 2011 the Company did not have any derivative agreements related to interest rate hedging in place.

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

The Company and the Bank have appointed a committee to monitor compliance with the Written Agreement.  The directors of the Company and the Bank have recognized and unanimously agree with the common goal of financial soundness represented by the Written Agreement and have confirmed the intent of the directors and executive management to diligently seek to comply with all requirements of the Written Agreement.  The Reserve Bank has informed the Company that it is in full compliance with the Written Agreement and that the Reserve Bank is considering terminating the Written Agreement.  The Company anticipates that the Reserve Bank will make its determination prior to the end of this year.

Dividends
The Company's principal source of funds for dividend payments is dividends received from the Bank.  The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by state law, regulations and policies.  A state bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand.  Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in-capital of the bank.  As of June 30, 2012 and December 31, 2011, the amount available from the Bank’s retained earnings for payment of dividends was $34,008 and $30,246 respectively.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

Pursuant to the terms of the Written Agreement, prior approval must be obtained from the Reserve Bank before any distributions can be made on the Company’s Series A Preferred Stock, any interest payments can be made on its Trust Preferred Securities, and any common dividends can be declared.  In addition, the Company is contractually prohibited from paying any dividends on its common stock unless it is current in its dividend payments on its Series A Preferred Stock and Trust Preferred Securities.  The Company is current on all dividend payments for the Series A Preferred Stock and current on all dividend payments on its Trust Preferred Securities.  In the future, the Company plans, subject to Board approval, to seek approval from the Federal Reserve to pay dividends in order to keep the Company’s Series A Preferred Stock and Trust Preferred Securities current.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of June 30, 2012 and December 31, 2011 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2012 and December 31, 2011, the Company and the Bank were categorized as “well capitalized” as defined by applicable regulations.  To be categorized as “well capitalized”, the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since that date that management believes have changed the Company's or the Bank's category.  With the Company’s improved capital levels, the Company anticipates that it will be able to start incrementally redeeming its TARP preferred stock beginning later this year, subject to regulatory approval.  The Company's and the Bank's actual capital amounts and ratios are also presented in the table below.

					Minimum to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
June 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Valley Financial Corporation	$86,043	14.8%	$46,617	8.0%	$-	-
Valley Bank	81,950	14.1%	46,597	8.0%	58,247	10.0%
Tier 1 Capital (to risk weighted assets):
Valley Financial Corporation	78,738	13.5%	23,309	4.0%	-	-
Valley Bank	74,648	12.8%	23,299	4.0%	34,948	6.0%
Tier 1 Capital - Leverage (to average assets):
Valley Financial Corporation	78,738	9.9%	31,828	4.0%	-	-
Valley Bank	74,648	9.4%	31,794	4.0%	39,743	5.0%

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2012 (Unaudited)
(In thousands, except share and per share data)

					Minimum to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Valley Financial Corporation	$82,522	14.6%	$45,079	8.0%	$-	-
Valley Bank	77,939	13.9%	44,940	8.0%	56,175	10.0%
Tier 1 Capital (to risk weighted assets):
Valley Financial Corporation	75,446	13.4%	22,540	4.0%	-	-
Valley Bank	70,885	12.6%	22,470	4.0%	33,705	6.0%
Tier 1 Capital - Leverage (to average assets):
Valley Financial Corporation	75,446	9.9%	30,570	4.0%	-	-
Valley Bank	70,885	9.3%	30,480	4.0%	38,100	5.0%

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations of the Company as of June 30, 2012 and December 31, 2011 and for the three and six month periods ended June 30, 2012 and 2011 is as follows.  The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Reserve Bank has informed the Company that it is in full compliance with the Written Agreement and that the Reserve Bank is considering terminating the Written Agreement.  We anticipate that the Reserve Bank will make its determination prior to the end of this year.

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

	Three months ended		Six months ended
In thousands	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Net interest income, non tax-equivalent	$6,497	$6,285	$12,722	$12,201
Less: tax-exempt interest income	(132)	(153)	(265)	(313)
Add: tax-equivalent of tax-exempt interest income	200	232	402	474
Net interest income, tax-equivalent	$6,565	$6,364	$12,859	$12,362

Results of Operations

Net Income

2012 Compared to 2011
Net income for the three-month period ending June 30, 2012 was a record $1,869,000 as compared to net income of $1,216,000 for the same period last year, an increase of $653,000 or 54%.  After the dividend on preferred stock and accretion of discounts on warrants, net income available to common shareholders was a record $1,624,000, or $0.33 per diluted common share, as compared to $974,000 or $0.21 per diluted common share for the second quarter of 2011, an increase of 67%.  The Company’s earnings for the second quarter of 2012 produced an annualized return on average total assets of 0.94% and an annualized return on average shareholders’ equity of 12.09%, as compared to 0.61% and 8.50%, respectively for the same period last year.  For the six-month period ending June 30, 2012, net income available to common shareholders was $3,039,000 as compared to $1,833,000 for the same period last year, an increase of $1,206,000 or 66%.

2011 Compared to 2010
Net income for the three-month period ending June 30, 2011 was $1,216,000 as compared to net income of $1,255,000 for the same period in 2010, a decrease of $39,000 or 3%.  After the dividend on preferred stock and accretion of discounts on warrants, net income available to common shareholders was $974,000, or $0.21 per diluted common share, as compared to $1,015,000 or $0.22 per diluted common share for the second quarter of 2010.  The Company’s earnings for the second quarter of 2011 produced an annualized return on average total assets of 0.61% and an annualized return on average shareholders’ equity of 8.50%, as compared to 0.68% and 9.48%, respectively for the same period in 2010.   For the six-month period ending June 30, 2011, net income available to common shareholders was $1,833,000 as compared to $1,624,000 for the same period in 2010, an increase of $209,000 or 13%.

The following table shows our key performance ratios for the periods ended June 30, 2012, December 31, 2011 and June 30, 2011:

Key Performance Ratios(1)
	6 months ended	12 months ended	6 months ended
	6/30/2012	12/31/2011	6/30/2011
Return on average assets	0.90%	0.73%	0.60%
Return on average equity(2)	11.56%	9.88%	8.24%
Net interest margin(3)	3.54%	3.39%	3.38%
Cost of funds	0.91%	1.17%	1.24%
Yield on earning assets	4.44%	4.54%	4.60%
Basic net earnings per common share	$0.64	$1.01	$0.39
Diluted net earnings per common share	$0.63	$1.00	$0.39

1.	Ratios are annualized.
2.	The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.
3.	Calculated on a fully taxable equivalent basis (“FTE”).

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

2012 Compared to 2011
Net interest income for the three-month period ended June 30, 2012 was $6,497,000, a $212,000 or 3% increase when compared to the $6,285,000 reported for the same period in 2011.  The Company’s net interest margin, at 3.57%, increased by 16 basis points over the 3.41% reported for the same quarter last year.  In comparison to the linked quarter, the Company’s net interest margin increased by 6 basis points over the 3.51% reported for the first quarter of 2012.  Net interest income for the six-month period ended June 30, 2012 was $12,722,000, a $521,000 or 4% increase when compared to the $12,201,000 reported for the same period in 2011.

The increase in net interest income and corresponding increase in net interest margin was primarily attributable to the reduction in funding costs over the previous 12 months.  The Company’s cost of funds was  0.84% during the three-month period ended June 30, 2012, compared to the 1.16% reported in the same period last year and the 0.98% in the linked quarter.  Decreased rates on our Prime Money Market accounts and more aggressive pricing on time deposits have led to the decrease in funding costs.  The Company’s yield on earning assets declined to 4.44% in comparison to the 4.51% from the same prior year period and the 4.48% yield earned in the linked quarter.  We believe that continued margin expansion will be difficult due to the downward pressure we are seeing on yields in both our loan and investment portfolio.

2011 Compared to 2010
Net interest income for the three-month period ended June 30, 2011 was $6,285,000, a $1,086,000 or 21% increase when compared to the $5,199,000 reported for the same period in 2010.  The Company’s net interest margin increased by 45 bps to 3.41% compared to the 2.96% reported for the same quarter in 2010.  In comparison to the linked quarter, the Company’s net interest margin increased by 7 basis points from 3.33%.  Net interest income for the six-month period ended June 30, 2011 was $12,201,000, a $2,024,000, or 20% increase when compared to the $10,177,000 reported for the same period in 2010.  The increase in net interest income and corresponding increase in net interest margin is primarily attributable to the reduction in funding costs.  The Company’s cost of funds was 1.16% during the three-month period ended June 30, 2011, compared to 1.81% reported in 2010.

Noninterest Income

2012 Compared to 2011
Noninterest income for the three-month period ended June 30, 2012 was $991,000, a decrease of $183,000 or 16% compared to the $1,174,000 for the same period last year.  However, included in the prior year results were gains taken on the sale of securities totaling $462,000.  Absent these gains, noninterest income improved $279,000 or 39%, led by the Company’s wealth management and mortgage divisions.  Brokerage fee income increased $105,000, or 109% and mortgage fee income increased $132,000 or 322% compared to the second quarter of 2011.  Noninterest income for the six-month period ended June 30, 2012 was $2,022,000, a $207,000 or 11% increase when compared to the $1,815,000 reported for the same period in 2011.  Excluding realized gains on the sale of securities, noninterest income has risen by $643,000, or 48% from the same period last year.  The Company’s wealth management and mortgage divisions outperformed the prior year’s six-month totals by $321,000 and $197,000 respectively.

2011 Compared to 2010
Noninterest income for the three-month period ended June 30, 2011 was $1,174,000, an increase of $515,000, or 78%, compared to the $659,000 for the same period in 2010.  Excluding the $462,000 in realized gains from the sale of securities during the second quarter 2011, noninterest income would have totaled $712,000, an increase of $53,000, or 8%, from the same period in 2010.  In comparison to the  three-month period in 2010, brokerage fee income increased $17,000, or 22%, service charge fees increased $23,000, or 7%, and mortgage fee income increased $3,000, or 8%.  For the six-month period ended June 30, 2011, noninterest income was $1,815,000, an increase of $620,000, or 52%, compared to the $1,195,000 in the same period of 2010.  Excluding realized gains on the sale of securities, noninterest income would have totaled $1,339,000, an increase of $144,000, or 12%, from the same period in 2010.  The Company experienced increases in all categories of noninterest income during 2011 as compared to 2010.

Noninterest Expense

2012 Compared to 2011
Noninterest expense for the three-month period ended June 30, 2012 was $4,841,000, a decrease of $173,000, or 4%, compared to the $5,014,000 recorded in same period last year.  The Company’s efficiency ratio for the second quarter of 2012 was 63.37%, as compared to 65.86% for the same period last year.  Specific items to note are as follows:

•	Insurance expense decreased $215,000 or 40% due to decreased FDIC insurance premiums;
•	Professional fees decreased by $152,000 or 39% due to reduced legal expenses; and
•	Net foreclosed asset expense decreased by $247,000 or 59% due to reduced impairment losses taken on its foreclosed asset portfolio during the second quarter of 2012 as compared to 2011.

These reductions were offset by a $428,000 increase in compensation expense, which is the result of equity and merit increases for all employees which went into effect January 1, 2012, increased commissions earned in our Mortgage and Valley Wealth Management areas, and increased incentive and profit sharing accruals based upon the Company’s performance year-to-date.  Noninterest expense for the six-month period ended June 30, 2012 was $9,712,000, a $760,000 or 7% decrease when compared to the $10,472,000 reported for the same period in 2011.
2011 Compared to 2010
Noninterest expense for the three-month period ended June 30, 2011 was $5,014,000, an increase of $663,000, or 15%, compared to the $4,351,000 for the three month period ended June 30, 2010.  Specific items to note are as follows:

•	Net foreclosed asset expense increased by $314,000 due to $340,000 in write-downs on foreclosed assets compared to $27,000 in similar charges in the same period in 2010;
•	Legal fees increased $188,000 due to increased litigation costs; and
•	Compensation expense increased $129,000 due to merit, equity, and promotional increases that went into effect January 1, 2011, as well as additional pension costs and increased health insurance costs.

Noninterest expense for the six-month period ended June 30, 2011 was $10,472,000, an increase of $1,937,000, or 23%, compared to the $8,535,000 for the six month period ended June 30, 2010.  The primary increases in noninterest expense were in compensation, FDIC insurance, legal, and foreclosed asset expenses.

Asset Quality

Summary of Allowance for Loan Losses

2012 Compared to 2011
The allowance for loan losses (“ALLL”) was $8,991,000 as of June 30, 2012, compared to $9,650,000 as of December 31, 2011 and $10,300,000 reported a year earlier.  The ratio of the allowance for loan losses to total loans outstanding was approximately 1.69% at June 30, 2012, which compares to approximately 1.90% of total loans at December 31, 2011 and 1.96% of total loans at June 30, 2011.  These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions.  A total of $2,000,000 in specific reserves was included in the balance of the allowance for loan losses as of June 30, 2012 for impaired loans, which compares to a total of $2,099,000 as of December 31, 2011 and $1,156,000 at June 30, 2011.   Total reserves represented 142% of the non-accrual loan balances as of June 30, 2012, up significantly from the 103% reported in the same period last year.

The Company recorded a net reduction of $53,000 in provision for loan losses during the second quarter of 2012 compared to a net provision expense of $697,000 in the same period last year.  The negative provision for the second quarter is the result of principal payments made on impaired loans with valuation allowances, which reduced the valuation allowance required at June 30, 2012.  We believe the allowance for loan losses is adequate to provide for expected losses in the loan portfolio, but there are no assurances that it will be.

We have been successful in gradually reducing the level of the allowance for loan losses needed over the past 12-18 months based upon our significantly reduced level of charge-offs, reduction in overall watch list credits, reduction in non-accrual loans, as well as an overall reduction in new credits migrating to watch list or impaired status.  While the economic environment remains tenuous, we are cautiously optimistic that this trend will continue.

2011 Compared to 2010
The allowance for loan losses was $10,300,000 as of June 30, 2011, compared to $10,500,000 as of March 31, 2011 and $10,811,000 reported in 2010.  The ratio of the allowance for loan losses to total loans outstanding was approximately 1.96% at June 30, 2011, which compares to approximately 2.02% of total loans at December 31, 2010 and 2.00% of total loans at June 30, 2010.  A total of $1,156,000 in specific reserves was included in the balance of the allowance for loan losses as of June 30, 2011 for impaired loans, which compares to a total of $1,280,000 as of December 31, 2010 and $948,000 at June 30, 2010.

The Company recorded provision for potential loan losses of $697,000 for the second quarter of 2011, an increase of $1,032,000 as compared to the same period in 2010.  During the second quarter of 2011, the Company’s specific reserves decreased by a total of $312,000 primarily as a result of the following:

•	The Company completed a troubled debt restructure on one of its impaired loans, resulting in charge-offs of $224,000 and new specific reserves of $107,000.
•	The Company charged-off $500,000 of previously recorded specific reserves and added a total of $314,000 in new specific reserves on its impaired loan relationships.

Total reserves represented 103% of the non-accrual loan balances as of June 30, 2011, increased significantly from the 57% reported as of June 30, 2010.

For the six-month period ended June 30, 2011, the Company recorded provisions for potential loan losses of $261,000 compared to a reduction in provisions of $127,000 in the same period in 2010, an increase of $388,000.

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

The Company’s ratio of non-performing assets as a percentage of total assets decreased 13 basis points to 3.99% as compared to 4.12% one year earlier.  Non-performing assets decreased $1.0 million from $32.8 million at June 30, 2011 to $31.8 million at June 30, 2012.  Non-performing assets at June 30, 2012 consisted of non-accrual loans of $6.4 million, foreclosed assets of $21.7 million, and troubled-debt restructurings of $3.7 million.  Non-performing assets at June 30, 2011 consisted of non-accrual loans of $10.0 million, foreclosed assets of $16.5 million, troubled-debt restructurings of $2.1 million, and loans totaling $4.2 million that were past due greater than 90 days and still accruing interest.  While the Company’s non-performing assets remain higher than desired, 68% represents assets held in the Company’s foreclosed asset portfolio.  These specific assets were written down to fair market value at the time of foreclosure and are evaluated on a periodic basis for subsequent impairment.

Net charge-offs as a percentage of average loans receivable amounted to 0.05% for the second quarter of 2012, compared to 0.07% for the first quarter of 2012 and 0.17% for the same quarter in the prior year.  Net charge-offs for the quarter ended June 30, 2012 were $243,000, in comparison to $363,000 for the first quarter of 2012 and $897,000 for the same period last year.

Nonperforming assets at June 30, 2012, December 31, 2011 and June 30, 2011 are presented in the following table:

Nonperforming Assets

In thousands	6/30/2012	12/31/2011	6/30/2011
Nonaccrual loans	$6,353	$8,638	$9,959
Loans past due 90 days or more	-	4	4,219
Restructured loans	3,733	2,305	2,129
Total nonperforming loans	$10,086	$10,947	$16,307

Foreclosed, repossessed and idled properties	21,713	17,040	16,531
Total nonperforming assets	$31,799	$27,987	$32,838

If nonaccrual loans had performed in accordance with their original terms, additional interest income would have been recorded in the amount of $165,000 for the six months ended June 30, 2012; $550,000 for the year ended December 31, 2011; and $302,000 for the six months ended June 30, 2011.

Higher Risk Loans
Certain types of loans, such as option ARM products, interest-only loans, subprime loans, and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  We do not offer option ARM, interest-only, or subprime mortgage loans.

Junior-lien mortgages can also be considered higher risk loans and our junior lien portfolio currently consists of balances totaling $22,825,000 (4.3% of total portfolio) at June 30, 2012.  Loans included in this category that were initially made with high loan-to-value ratios of 100% or greater have current balances totaling $1,347,000 at June 30, 2012.  Since 2003, we have experienced net charge-offs totaling $830,000 in junior lien mortgages.

Financial Condition

Total assets at June 30, 2012 were $796,282,000, up $22,778,000 or 3% from $773,504,000 at December 31, 2011.  The principal components of the Company’s assets at the end of the period were $33,803,000 in cash and cash equivalents, $154,454,000 in securities available-for-sale, $27,069,000 in securities held-to-maturity and $531,363,000 in gross loans.  Total assets at December 31, 2011 were $773,504,000 with the principal components consisting of $30,724,000 in cash and cash equivalents, $160,465,000 in securities available-for-sale, $28,770,000 in securities held-to-maturity and $508,586,000 in gross loans.

Total liabilities at June 30, 2012 were $732,088,000, up from $713,391,000 at December 31, 2011, an increase of $18,697,000 or 3%.  Deposits increased $31,441,000 or 5% to $662,149,000 from the $630,708,000 level at December 31, 2011.  Total shareholders’ equity at June 30, 2012 was $64,194,000, up from $60,113,000 at December 31, 2011, an increase of $4,081,000 or 7%.  Likewise, the Company’s book value per share increased by 7% from $9.29 at December 31, 2011 to $9.91 at June 30, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  As of June 30, 2012 and December 31, 2011, the Company and the subsidiary bank met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized”.  With the Company’s improved capital levels, the Company anticipates that it will be able to start incrementally redeeming its TARP preferred stock beginning later this year, subject to regulatory approval.  These capital amounts and ratios are included in Note 10 of the consolidated financial statements incorporated by reference herein.

Interest Rate Risk
Interest rate risk is the exposure to fluctuations in the Company’s future earnings (earnings at risk) and value (economic value at risk) resulting from changes in interest rates.  This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayment and contractual interest rate changes.  At June 30, 2012, the Company’s interest rate risk sensitivity position is neutral if rates were to rise 200 basis points as simulation results indicate that net interest income would remain relatively flat in that scenario.  If rates were to increase beyond 200 basis points, simulation results indicate an asset sensitive position as net interest income would increase from its current level.  For a further discussion on interest rate risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity
One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity.  Liquidity measures our ability to meet our maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for customers’ credit needs.  Liquidity represents a financial institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.  We sell excess funds overnight to provide an immediate source of liquidity and as of June 30, 2012 we had a total of $26,374,000 in overnight funds at the Reserve Bank.   Overnight cash maintained in interest-bearing accounts averaged $24,090,000 in the second quarter of 2012 compared to an average of $45,717,000 during the same period last year and compared to an average of $20,657,000 in the first quarter of 2012.  The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The secondary liquidity source for both short-term and long-term borrowings consists of a secured line of credit from the Federal Home Loan Bank (“FHLB”).  At June 30, 2012, the line of credit had $33,000,000 outstanding under a total available line of $82,870,000.  Borrowings from the FHLB are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral.  Additionally, we have an established line of credit with the Reserve Bank’s Discount Window that had no outstanding balance under a total available line of $54,970,000 at June 30, 2012.  Borrowings from the FRB Discount Window are secured by a collateral agreement on a pledged portion of the Bank’s commercial and real estate construction collateral.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, is formatted in XBRL interactive data files:  (i) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (iv) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

August 14, 2012	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief Executive Officer

August 14, 2012	/s/ Kimberly B. Snyder
Date	Kimberly B. Snyder, Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, is formatted in XBRL interactive data files:  (i) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (iv) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.

*  Filed herewith.