Form 10-Q
period 2012-09-30
VALLEY FINANCIAL CORP /VA/
filed 2012-11-14
CIK 921590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒

At November 14, 2012, 4,742,295 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION
FORM 10-Q
September 30, 2012

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

VALLEY FINANCIAL CORPORATION
Consolidated Balance Sheets
(In 000s, except share data)
	(Unaudited)	(Audited)
Assets	September 30, 2012	December 31, 2011
Cash and due from banks	$9,262	$8,428
Interest bearing deposits	12,872	22,296
Total cash and cash equivalents	22,134	30,724

Securities available for sale	142,867	160,465
Securities held to maturity (fair value 9/30/12: $28,014; 12/31/11: $29,723)	26,475	28,770
Loans, net of allowance for loan losses, 9/30/12: $8,548; 12/31/11: $9,650)	533,420	498,936
Foreclosed assets	22,151	17,040
Premises and equipment, net	7,950	7,491
Bank owned life insurance	17,541	16,565
Accrued interest receivable	2,518	2,401
Other assets	10,236	11,112
Total assets	$785,292	$773,504

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$18,004	$17,903
Interest bearing deposits	599,543	612,805
Total deposits	617,547	630,708

Federal funds purchased and securities sold under agreements to repurchase	22,022	18,646
FHLB borrowings	58,000	43,000
Junior subordinated debentures	16,496	16,496
Accrued interest payable	437	533
Other liabilities	4,614	4,008
Total liabilities	719,116	713,391

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; 16,019 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	15,794	15,661
Common stock, no par value; 10,000,000 shares authorized; 4,742,295 shares issued and outstanding at September 30, 2012 and 4,711,123 shares issued and outstanding at December 31, 2011	23,845	23,654
Retained earnings	24,457	20,131
Accumulated other comprehensive income	2,080	667
Total shareholders' equity	66,176	60,113
Total liabilities and shareholders' equity	$785,292	$773,504
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Income Statements
(In 000s, except share and per share data)

	Three Months Ended (Unaudited)		Nine Months Ended (Unaudited)
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Interest income
Interest and fees on loans	$6,935	$6,913	$20,415	$20,960
Interest on securities - taxable	833	1,128	3,040	3,380
Interest on securities - nontaxable	131	134	396	447
Interest on deposits in banks	4	21	30	66
Total interest income	7,903	8,196	23,881	24,853
Interest expense
Interest on deposits	984	1,541	3,342	5,015
Interest on borrowings	455	492	1,353	1,474
Total interest expense	1,439	2,033	4,695	6,489
Net interest income	6,464	6,163	19,186	18,364
Provision for loan losses	-	164	(53)	425
Net interest income after provision for loan losses	6,464	5,999	19,239	17,939
Noninterest income
Service charges on deposit accounts	437	360	1,163	1,049
Mortgage fee income	159	67	464	175
Brokerage fee income, net	183	188	655	339
Realized gain on sale of securities	118	541	158	1,017
Other income	292	217	771	608
Total noninterest income	1,189	1,373	3,211	3,188
Noninterest expense
Compensation expense	2,716	2,459	7,955	6,987
Occupancy and equipment expense	405	370	1,175	1,170
Data processing expense	305	256	889	786
Insurance expense	233	445	850	2,024
Professional fees	290	415	750	1,265
Foreclosed asset expense, net	475	579	917	1,194
Other operating expense	790	818	2,390	2,388
Total noninterest expense	5,214	5,342	14,926	15,814
Income before income taxes	2,439	2,030	7,524	5,313
Income tax expense	742	460	2,299	1,426
Net income	$1,697	$1,570	$5,225	$3,887
Preferred dividends and accretion of discounts on warrants	245	242	734	726
Net income available to common shareholders	$1,452	$1,328	$4,491	$3,161
Earnings per share
Basic earnings per common share	$0.31	$0.28	$0.95	$0.67
Diluted earnings per common share	$0.30	$0.28	$0.93	$0.67
Weighted average common shares outstanding	4,742,295	4,697,256	4,737,998	4,694,299
Diluted average common shares outstanding	4,871,077	4,735,658	4,829,638	4,725,967
Dividends declared per common share	$0.04	$-	$0.04	$-
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(In 000s)

	Three Months Ended (Unaudited)		Nine Months Ended (Unaudited)
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Net Income	$1,697	$1,570	$5,225	$3,887
Other comprehensive income ("OCI"):
Unrealized gains on securities:
Unrealized holding gains arising during period	1,066	766	2,310	3,912
Tax related to unrealized gains	(362)	(260)	(785)	(1,330)
Reclassification adjustment for gains included in net income	(118)	(541)	(158)	(1,017)
Tax related to realized gains	40	184	54	346
Holding gains on securities transferred to HTM from AFS:
Holding gains transferred into OCI during period	-	-	-	118
Holding gains amortized during period	(2)	(2)	(10)	(3)
Tax related to amortized holding gains	1	-	3	-
Total other comprehensive income	625	147	1,414	2,026
Total comprehensive income	$2,322	$1,717	$6,639	$5,913

See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(In 000s)
	Nine Months Ended (Unaudited)
	9/30/2012	9/30/2011
Cash flows from operating activities
Net income	$5,225	$3,887
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	(53)	425
Depreciation and amortization of bank premises, equipment and software	519	546
Net amortization of bond premiums/discounts	1,930	1,215
Stock compensation expense	188	189
Net gains on sale of securities	(158)	(1,017)
Net losses and impairment writedowns on foreclosed assets and premises	391	963
Increase in value of life insurance contracts	(477)	(433)
Decrease in other assets	841	4,095
Increase in other liabilities	344	1,157
Net cash and cash equivalents provided by operating activities	8,750	11,027
Cash flows from investing activities
Purchases of bank premises, equipment and software	(966)	(316)
Purchases of securities available-for-sale	(85,946)	(104,704)
Purchases of securities held-to-maturity	-	(2,771)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	103,266	82,295
Proceeds from maturities, calls, and paydowns of securities held-to-maturity	2,214	3,410
Proceeds from sale of foreclosed assets	302	2,447
Purchases of bank owned life insurance	(500)	(1,500)
Capitalized costs related to foreclosed assets	(1,058)	(1,280)
(Increase) decrease in loans, net	(39,270)	27,511
Net cash and cash equivalents provided by / (used in) investing activities	(21,958)	5,092
Cash flows from financing activities
Increase in non-interest bearing deposits	101	2,517
Decrease in interest bearing deposits	(13,262)	(22,432)
Proceeds from borrowings	25,000	17,500
Principal repayments of borrowings	(10,000)	(15,000)
Increase (decrease) in securities sold under agreements to repurchase	3,376	(2,701)
Net proceeds from issuance of common stock	3	-
Cash dividends paid	(600)	(1,201)
Net cash and cash equivalents provided by / (used in) financing activities	4,618	(21,317)
Net increase in cash and cash equivalents	(8,590)	(5,198)

Cash and cash equivalents at beginning of period	30,724	24,312
Cash and cash equivalents at end of period	$22,134	$19,114
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,791	$6,991
Cash paid during the period for income taxes	$2,105	$936
Noncash financing and investing activities
Transfer of loans to foreclosed property	$4,746	$3,491
See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
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

Recent and Future Accounting Considerations

None.

Note 2.  Securities

The carrying values, unrealized gains, unrealized losses, and approximate fair values of available-for-sale and held-to-maturity investment securities at September 30, 2012 are shown in the tables below. As of  September 30, 2012, investments (including both available-for-sale and held-to-maturity) and restricted equity securities with amortized costs and fair values of $55,926 and $58,098 respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale (“AFS”) as of  September 30, 2012 and December 31, 2011 were as follows:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
(In thousands, except share and per share data)

	Amortized	Unrealized	Unrealized
September 30, 2012	Cost	Gains	Losses	Fair Values
U.S. Government and federal agency	$7,686	$150	$-	$7,836
Government-sponsored enterprises *	23,658	191	(7)	23,842
Mortgage-backed securities	74,041	2,065	-	76,106
Collateralized mortgage obligations	11,980	145	(10)	12,115
States and political subdivisions	22,510	540	(82)	22,968
	$139,875	$3,091	$(99)	$142,867

December 31, 2011
U.S. Government and federal agency	$2,770	$2	$-	$2,772
Government-sponsored enterprises *	38,748	131	(37)	38,842
Mortgage-backed securities	98,836	836	(182)	99,490
Collateralized mortgage obligations	15,280	125	(15)	15,390
States and political subdivisions	3,990	-	(19)	3,971
	$159,624	$1,094	$(253)	$160,465

* Such as FNMA, FHLMC and FHLB.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity (“HTM”) as of September 30, 2012 and December 31, 2011 were as follows:

	Amortized	Unrealized	Unrealized
September 30, 2012	Cost	Gains	Losses	Fair Values
U.S. Government and federal agency	$8,260	$344	$-	$8,604
Mortgage-backed securities	250	20	-	270
Collateralized mortgage obligations	1,824	99	-	1,923
States and political subdivisions	16,141	1,076	-	17,217
	$26,475	$1,539	$-	$28,014

December 31, 2011
U.S. Government and federal agency	$8,981	$160	$-	$9,141
Mortgage-backed securities	346	25	-	371
Collateralized mortgage obligations	2,555	126	-	2,681
States and political subdivisions	16,888	653	(11)	17,530
	$28,770	$964	$(11)	$29,723

The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $1,684 and $1,772, respectively, as of September 30, 2012.  The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $2,358 and $2,472, respectively, as of December 31, 2011.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
(In thousands, except share and per share data)

The following tables present the maturity ranges of securities available-for-sale and held-to-maturity as of  September 30, 2012 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

Investment Portfolio Maturity Distribution

	Available-for-Sale			Held-to-Maturity
	Amortized	Fair		Amortized	Fair
In thousands	Costs	Value	Yield	Costs	Value	Yield
U.S. Government and federal agency:
Less than one year	$200	200	1.37%	$-	$-	-
After five but within ten years	3,044	3,051	2.13%	4,482	4,656	3.43%
After ten years	4,442	4,585	2.76%	3,778	3,948	3.21%
Government-sponsored enterprises:
After one but within five years	2,584	2,680	1.77%	-	-	-
After five but within ten years	14,574	14,647	1.85%	-	-	-
After ten years	6,500	6,515	3.58%	-	-	-
Obligations of states and subdivisions:
After one but within five years	5,447	5,442	1.83%	599	616	3.90%
After five but within ten years	4,583	4,570	2.13%	4,841	5,182	4.16%
After ten years	12,480	12,956	3.83%	10,701	11,419	4.35%
Mortgage-backed securities	74,041	76,106	2.29%	250	270	4.66%
Collateralized mortgage obligations	11,980	12,115	1.90%	1,824	1,923	5.57%
Total	$139,875	$142,867		$26,475	$28,014

Total Securities by Maturity Period
Less than one year	$200	$200		$-	$-
After one but within five years	8,031	8,122		599	616
After five but within ten years	22,201	22,268		9,323	9,838
After ten years	23,422	24,056		14,479	15,367
Mortgage-backed securities*	74,041	76,106		250	270
Collateralized mortgage obligations*	11,980	12,115		1,824	1,923
Total by Maturity Period	$139,875	$142,867		$26,475	$28,014

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
(In thousands, except share and per share data)

The following tables detail unrealized losses and related fair values in the Bank’s available-for-sale and held-to-maturity investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2012 and December 31, 2011, respectively.

Temporarily Impaired Securities in AFS Portfolio

In thousands	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
September 30, 2012	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Government-sponsored enterprises	$2,493	$(7)	$-	$-	$2,493	$(7)
Collateralized mortgage obligations	3,442	(10)	-	-	3,442	(10)
States and political subdivisions	10,327	(82)	-	-	10,327	(82)
	$16,262	$(99)	$-	$-	$16,262	$(99)

December 31, 2011
Government-sponsored enterprises	$10,558	$(30)	$2,993	$(7)	$13,551	$(37)
Mortgage-backed securities	42,828	(182)	-	-	42,828	(182)
Collateralized mortgage obligations	6,884	(14)	16	(1)	6,900	(15)
States and political subdivisions	3,971	(19)	-	-	3,971	(19)
	$64,241	$(245)	$3,009	$(8)	$67,250	$(253)

There were no securities with unrealized losses in the HTM portfolio at September 30, 2012.

Temporarily Impaired Securities in HTM Portfolio

In thousands	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
December 31, 2011	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
States and political subdivisions	$1,005	$(11)	$-	$-	$1,005	$(11)
	$1,005	$(11)	$-	$-	$1,005	$(11)

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At September 30, 2012, there are no securities in the portfolio with unrealized losses for a period greater than 12 months.

Note 3.  Loans and Allowance for Loan and Lease Losses

The major components of loans in the consolidated balance sheets at September 30, 2012 and December 31, 2011 are as follows:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
(In thousands, except share and per share data)

In thousands	9/30/2012	12/31/2011
Commercial	$90,997	$87,711
Real estate:
Commercial real estate	263,242	257,578
Construction real estate	46,478	36,081
Residential real estate	136,245	122,450
Consumer	4,648	4,314
Deferred loan fees, net	358	452
Gross loans	541,968	508,586

Allowance for loan losses	(8,548)	(9,650)
Net loans	$533,420	$498,936

Substantially all one-four family residential and commercial real estate loans collateralize the line of credit available from the Federal Home Loan Bank and substantially all commercial and construction loans collateralize the line of credit with the Federal Reserve Bank of Richmond Discount Window.  The aggregate amount of deposit overdrafts that have been reclassified as loans and included in the consumer category in the above table as of September 30, 2012 and December 31, 2011 was $388 and $74, respectively.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate market or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus income producing loans. At September 30, 2012, approximately 44% of the

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
(In thousands, except share and per share data)

outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties and 49% was secured by income-producing properties.

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

Risk Management. It is the Company’s policy that loan portfolio credit risk shall be continually evaluated and categorized on a consistent basis.  The Board of Directors recognizes that commercial, commercial real estate and construction lending involve varying degrees of risk, which must be identified, managed, and monitored through established risk rating procedures.  Management’s ability to accurately segment the loan portfolio by the various degrees of risk enables the Bank to achieve the following objectives:

1.	Assess the adequacy of the Allowance for Loan and Lease Losses;
2.	Identify and track high risk situations and ensure appropriate risk management;
3.	Conduct portfolio risk analysis and make informed portfolio planning and strategic decisions; and
4.	Provide risk profile information to management, regulators and independent accountants as requested in a timely manner.

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
(In thousands, except share and per share data)

2.
Risk Supervision -  In addition to the account officer’s process of assigning and managing risk ratings, the Chief Credit Officer is responsible for periodically reviewing the risk rating process employed by the account officers.  Through credit administration, the Chief Credit Officer manages the credit process which, among other things, includes maintaining and managing the risk identification process.  The Chief Credit Officer is responsible for the accuracy and timeliness of account officer risk ratings and has the authority to override account officer risk ratings and initiate rating changes, if warranted.  Upgrades from a criticized or classified category to a pass category or upgrades within the criticized/classified categories require the approval of the Senior Loan Committee or Directors’ Loan Committee based upon aggregate exposure. Upgrades must be reported to the Directors' Loan Committee and Board of Directors at their next scheduled meetings.

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

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following schedule is an aging of past due loans receivable by portfolio segment as of September 30, 2012 and December 31, 2011:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
(In thousands, except share and per share data)

In thousands	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days, Accruing
September 30, 2012
Commercial	$176	$586	$557	$1,319	$89,678	$90,997	$-
Commercial real estate
Owner occupied	865	1,223	884	2,972	112,116	115,088	476
Income producing	-	-	-	-	129,584	129,584	-
Multifamily	-	-	-	-	18,570	18,570	-
Construction real estate
1 - 4 Family	-	-	289	289	23,175	23,464	-
Other	-	-	4,674	4,674	16,808	21,482	-
Farmland	-	-	-	-	1,532	1,532	-
Residential real estate
Equity Lines	124	-	400	524	29,227	29,751	400
1 - 4 Family	811	981	676	2,468	96,706	99,174	-
Junior Liens	-	88	-	88	7,232	7,320	-
Consumer
Credit Cards	23	3	-	26	1,529	1,555	-
Other	-	1	3	4	3,089	3,093	-
Deferred loan fees, net	-	-	-	-	358	358	-
Total	$1,999	$2,882	$7,483	$12,364	$529,604	$541,968	$876

December 31, 2011
Commercial	$93	$813	$1,957	$2,863	$84,848	$87,711	$-
Commercial real estate
Owner occupied	1,265	495	1,012	2,772	110,697	113,469	-
Income producing	-	-	808	808	129,333	130,141	-
Multifamily	-	-	-	-	13,968	13,968	-
Construction real estate
1 - 4 Family	-	-	-	-	11,171	11,171	-
Other	-	569	3,713	4,282	19,266	23,548	-
Farmland	-	-	-	-	1,362	1,362	-
Residential real estate
Equity Lines	164	-	-	164	30,241	30,405	-
1 - 4 Family	775	-	93	868	86,284	87,152	-
Junior Liens	1	-	-	1	4,892	4,893	-
Consumer
Credit Cards	10	-	-	10	1,345	1,355	-
Other	15	-	-	15	2,944	2,959	4
Deferred loan fees, net	-	-	-	-	452	452	-
Total	$2,323	$1,877	$7,583	$11,783	$496,803	$508,586	$4

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
(In thousands, except share and per share data)

Nonaccrual Loans.  Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. Loans will be placed on nonaccrual status automatically when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection.  In this case, the loan will continue to accrue interest despite its past due status.  When interest accrual is discontinued, all unpaid accrued interest is reversed and any subsequent payments received are applied to the outstanding principal balance. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The following is a schedule of loans receivable, by portfolio segment, on nonaccrual status as of September 30, 2012 and December 31, 2011:

In thousands	September 30, 2012	December 31, 2011
Commercial	$1,249	$2,183
Commercial real estate
Owner occupied	408	1,013
Income producing	-	808
Construction real estate
1 - 4 Family	290	471
Other	4,674	3,713
Residential real estate
Equity Lines	62	64
1 - 4 Family	1,815	334
Junior Liens	46	49
Consumer
Other	3	3
Total	$8,547	$8,638

Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $253 during the nine-months ended September 30, 2012; $550 during the year ended December 31, 2011, and $437 during the nine-months ended September 30, 2011.  There were seven restructured loans totaling $3,324 at September 30, 2012 and there were twelve restructured loans totaling $2,305 at December 31, 2011.

Impaired Loans.  Impaired loans are identified by the Company as loans in which it is determined to be probable that the borrower will not make interest and principal payments according to the contract terms of the loan.  In determining impaired loans, our credit administration department reviews past-due loans, examiner classifications, Bank classifications, and a selection of other loans to provide evidence as to whether the loan is impaired.  All loans rated as substandard are evaluated for impairment by the Bank’s Allowances for Loan and Lease Losses (“ALLL”) Committee.  Once classified as impaired, the ALLL Committee individually evaluates the total loan relationship, including a detailed collateral analysis, to determine the reserve appropriate for each one.  Any potential loss exposure identified in the collateral analysis is set aside as a specific reserve (valuation allowance) in the allowance for loan and lease losses.  If the impaired loan is subsequently resolved and it is determined the reserve is no longer required, the specific reserve will be taken back into income during the period the determination is made.  Impaired loans, or portions thereof, are charged off

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
(In thousands, except share and per share data)

when deemed uncollectible.  Impaired loans as of September 30, 2012 and December 31, 2011 are set forth in the following table:

In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2012
With no related allowance:
Commercial	$2,064	$2,267	$-	$2,485	$60
Commercial real estate
Owner occupied	10,680	10,680	-	12,217	575
Income producing	4,641	4,641	-	2,453	106
Multifamily	-	-	-	-	-
Construction real estate
1 - 4 Family	1,294	1,294	-	1,503	50
Other	1,710	3,695	-	2,520	51
Farmland	-	-	-	-	-
Residential real estate
Equity Lines	861	864	-	883	25
1 - 4 Family	5,817	6,022	-	5,492	191
Junior Liens	104	104	-	104	4
Consumer
Credit Cards	-	-	-	-	-
Other	28	28	-	32	1
Total loans with no allowance	$27,199	$29,595	$-	$27,689	$1,063

With an allowance recorded:
Commercial	297	308	112	315	1
Construction real estate
1 - 4 Family	289	321	217	402	-
Other	3,769	9,341	1,708	9,341	25
Farmland	180	180	4	183	10
Residential real estate
1 - 4 Family	1,977	1,984	152	1,992	57
Junior Liens	46	49	17	49	-
Total loans with an allowance	$6,558	$12,183	$2,210	$12,282	$93

Total:
Commercial	2,361	2,575	112	2,800	61
Commercial real estate	15,321	15,321	-	14,670	681
Construction real estate	7,242	14,831	1,929	13,949	136
Residential real estate	8,805	9,023	169	8,520	277
Consumer	28	28	-	32	1
Totals	$33,757	$41,778	$2,210	$39,971	$1,156

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
(In thousands, except share and per share data)

In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011
With no related allowance:
Commercial	$4,321	$4,880	$-	$4,791	$133
Commercial real estate
Owner occupied	14,963	14,995	-	15,305	892
Income producing	2,112	2,201	-	2,122	63
Multifamily	-	-	-	-	-
Construction real estate
1 - 4 Family	1,763	1,643	-	1,632	73
Other	2,906	4,541	-	3,230	100
Farmland	185	185	-	188	14
Residential real estate
Equity Lines	304	230	-	230	7
1 - 4 Family	6,875	7,093	-	6,906	356
Junior Liens	19	19	-	21	1
Consumer
Credit Cards	-	-	-	-	-
Other	15	15	-	18	1
Total loans with no allowance	$33,463	$35,802	$-	$34,443	$1,640

With an allowance recorded:
Commercial	218	222	79	225	9
Construction real estate
1 - 4 Family	471	490	51	723	29
Other	3,741	9,314	1,839	3,741	132
Residential real estate
1 - 4 Family	1,027	1,027	97	1,035	48
Junior Liens	48	49	33	50	-
Total loans with an allowance	$5,505	$11,102	$2,099	$5,774	$218

Total:
Commercial	4,539	5,102	79	5,016	142
Commercial real estate	17,075	17,196	-	17,427	955
Construction real estate	9,066	16,173	1,890	9,514	348
Residential real estate	8,273	8,418	130	8,242	412
Consumer	15	15	-	18	1
Totals	$38,968	$46,904	$2,099	$40,217	$1,858

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
(In thousands, except share and per share data)

Cash basis interest income on impaired loans was $1,181 for the nine months ended September 30, 2012 and $1,708 for the year ended December 31, 2011.

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
September 30, 2012 (Unaudited)
(In thousands, except share and per share data)
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

As of  September 30, 2012 and December 31, 2011, and based on the most recent analysis performed at those dates, the risk category of loans and leases is as follows:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
(In thousands, except share and per share data)

Internal Risk Rating Grades
In thousands	1-4	5	6	7
September 30, 2012
Commercial	$23,033	$62,996	$2,416	$2,552
Commercial real estate
Owner occupied	38,055	61,771	1,525	13,737
Income producing	17,267	96,182	6,287	9,848
Multifamily	10,142	8,428	-	-
Construction real estate
1 - 4 Family	2,621	17,036	1,561	2,246
Other	-	11,524	2,499	7,459
Farmland	236	630	486	180
Totals	$91,354	$258,567	$14,774	$36,022

Total:
Commercial	23,033	62,996	2,416	2,552
Commercial real estate	65,464	166,381	7,812	23,585
Construction real estate	2,857	29,190	4,546	9,885
Totals	$91,354	$258,567	$14,774	$36,022

December 31, 2011
Commercial	$29,554	$49,325	$3,659	$5,173
Commercial real estate
Owner occupied	27,917	64,408	3,058	18,086
Income producing	15,710	100,994	10,924	2,513
Multifamily	8,613	5,355	-	-
Construction real estate
1 - 4 Family	2,125	4,871	1,489	2,686
Other	1,426	8,881	3,610	9,630
Farmland	-	345	833	185
Totals	$85,345	$234,179	$23,573	$38,273

Total:
Commercial	29,554	49,325	3,659	5,173
Commercial real estate	52,240	170,757	13,982	20,599
Construction real estate	3,551	14,097	5,932	12,501
Totals	$85,345	$234,179	$23,573	$38,273

There are no loans classified as 8 or 9 as of September 30, 2012 or December 31, 2011.

All consumer-related loans, including residential real estate are evaluated and monitored based upon payment activity.  Once a consumer-related loan becomes past due on a recurring basis, the Company will pull that loan out of the homogenized pool and evaluate it individually for impairment.  At this time, the consumer-related loan may be placed on the Company’s

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
(In thousands, except share and per share data)

internal watch list and risk rated either special mention or substandard, depending upon the individual circumstances.

Risk Based on Payment Activity	Performing		Non-Performing
In thousands	9/30/2012	12/31/2011	9/30/2012	12/31/2011
Residential real estate
Equity Lines	$29,689	$30,341	$62	$64
1 - 4 Family	97,359	86,818	1,815	334
Junior Liens	7,274	4,844	46	49
Consumer
Credit Cards	1,555	1,351	-	4
Other	3,090	2,956	3	3
Totals	$138,967	$126,310	$1,926	$454

Total:
Residential real estate	134,322	122,003	1,923	447
Consumer	4,645	4,307	3	7
Totals	$138,967	$126,310	$1,926	$454

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
(In thousands, except share and per share data)

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

Historical Valuation
Historical valuation allowances are calculated based on the historical loss experience of specific types of loans at the time they were charged-off. The Company uses a rolling 8-quarter analysis to determine its historical loss ratio for the specific pool. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the average balance of loans in the pool for the respective quarter. The loss factors used at September 30, 2012 and December 31, 2011 are as follows:

	9/30/12	12/31/11
Commercial	0.03%	0.66%
Commercial real estate - Owner occupied	0.02%	0.28%
Commercial real estate - Income producing	0.00%	0.10%
Commercial real estate - Multifamily	0.18%	0.71%
Construction real estate - 1-4 Family	0.00%	0.54%
Construction real estate - Other	3.06%	5.04%
Construction real estate - Farmland	0.00%	0.00%
Residential real estate - Equity lines	0.07%	0.72%
Residential real estate - 1-4 Family	0.45%	0.68%
Residential real estate - Junior Liens	0.00%	2.08%
Consumer & credit cards	0.68%	1.33%
Loans held for sale	0.00%	0.00%

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

As can be seen from the above table, the loss factors reduced significantly in all categories at September 30, 2012 as compared to December 31, 2011.  This is due to the reduction and stabilization of historical charge-offs during the 8-quarter look-back period.  As a result, the reserve requirement for the historical valuation section of the allowance

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
(In thousands, except share and per share data)

calculation decreased by approximately $1.8 million at the high end of the range.  This significant reduction, coupled with changes in the Company’s environmental factors as noted below, has enabled the Company to reduce the general reserves required during this time period.

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

The Company’s range for our environmental factors at September 30, 2012 remains constant with prior quarters with the exception of the trends in volume of loans.  Due to the increased volume of new loans during the past 12 months, management decided to change this environmental factor to reflect loan growth over a one-year period versus a three-year period.  As such, the loss factors associated with this environmental factor were modified as well.  The general valuation factors used at September 30, 2012 and December 31, 2011 are as follows:

	9/30/12		12/31/11
	Low	High	Low	High
Levels and trends in credit quality	0.20%	0.30%	0.20%	0.30%
Trends in volume of loans	1.00%	1.50%	0.00%	0.10%
Experience, ability, and depth of lending management and staff	0.00%	0.05%	0.00%	0.05%
Local economic trends and conditions	0.25%	0.35%	0.25%	0.35%
Credit concentration risk	0.00%	0.05%	0.00%	0.05%
Current industry conditions/general economic conditions	0.05%	0.10%	0.10%	0.15%
Commercial Real Estate Devaluation	0.15%	0.25%	0.15%	0.25%
Residential Real Estate Devaluation	0.15%	0.25%	0.15%	0.25%
Credit concentration risk - large relationships > $8 Million	0.30%	0.60%	0.60%	0.90%

As noted in the Company’s second quarter Form 10-Q, at June 30, 2012, management decreased its risk assessment from high to medium for the current industry conditions risk factors as a result of the continued improving trends in the banking industry.  Additionally, the risk assessment for the large relationship risk factor was decreased from high to medium as the percentage of loans in this category risk rated 6 or 7 has declined below the Company’s minimum threshold set for high risk.  At September 30, 2012, the Company maintained the risk assessments for these factors consistent with the June 30, 2012 analysis.

All impaired loans are excluded from this calculation as they are individually evaluated in the specific valuation section as described above.  The loss factors are multiplied by the loan balances related to each environmental factor at quarter-end.  Therefore for example, only commercial real estate balances are used in the determination for the estimated loss for the commercial real estate devaluation factor.  As described in the historical valuation section, the Company applies the historical loss ratios to balances of all loans within each category to establish a high range allowance.  The Company applies the historical loss ratios to loan balances carrying risk ratings of 5 and higher to establish the low range allowance for this factor.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
(In thousands, except share and per share data)

Changes in the allowance for loan losses for the nine-month period ended September 30, 2012 by segment are as follows:

	Beginning				Ending
In thousands	Balance	Charge-offs	Recoveries	Provision	Balance
September 30, 2012
Commercial	$1,113	$(104)	$7	$(546)	$470
Commercial real estate	3,725	-	-	(753)	2,972
Construction real estate	4,052	(496)	-	(263)	3,293
Residential real estate	732	(470)	2	1,515	1,779
Consumer	28	(5)	17	(6)	34
Total	$9,650	$(1,075)	$26	$(53)	$8,548

Due to the increased past dues, substandard and nonperforming residential real estate loans at September 30, 2012 as compared to December 31, 2011, the Company has reallocated a portion of its allowance for loan losses from the commercial, commercial real estate and construction real estate categories.  This reallocation is further supported by the decreased past dues and watch list loans in the commercial, commercial real estate and construction real estate portfolios.

As of  September 30, 2012 and December 31, 2011, loans individually and collectively evaluated for impairment, by loan portfolio segment, and the corresponding allowance are as follows:

	Individually Evaluated for Impairment
	9/30/2012		12/31/2011
In thousands	Allowance	Total Loans	Allowance	Total Loans
Commercial	$112	$2,361	$79	$4,539
Commercial real estate	-	15,321	-	17,075
Construction real estate	1,929	7,242	1,890	9,067
Residential real estate	169	8,805	130	8,272
Consumer	-	28	-	15
Total	$2,210	$33,757	$2,099	$38,968

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
(In thousands, except share and per share data)
	Collectively Evaluated for Impairment
	9/30/2012		12/31/2011
In thousands	Allowance	Total Loans	Allowance	Total Loans
Commercial	$358	$88,636	$1,034	$83,172
Commercial real estate	2,972	247,921	3,725	240,503
Construction real estate	1,364	39,236	2,162	27,014
Residential real estate	1,610	127,440	602	114,178
Consumer	34	4,620	28	4,299
Unallocated	-	358	-	452
Total	$6,338	$508,211	$7,551	$469,618

Troubled Debt Restructurings

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances.  Loan modifications that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification.  The loans included in all loan classes as TDRs at September 30, 2012 had either an interest rate modification or a deferral of principal payments, which we consider to be a concession.  All loans designated as TDRs were modified due to financial difficulties experienced by the borrower.

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

	For the three months ended
In thousands	September 30, 2012			September 30, 2011
In thousands	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential real estate	-	-	-	1	60	60
Total	-	$-	$-	1	$60	$60

	For the nine months ended
In thousands	September 30, 2012			September 30, 2011
Commercial	-	$-	$-	1	$192	$192
Construction real estate	1	4,496	2,369	3	935	1,004
Residential real estate	-	-	-	7	963	995
Total	1	$4,496	$2,369	11	$2,090	$2,191

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 4.  Foreclosed Assets

The following table summarizes the activity in foreclosed assets for the nine-month period ended September 30, 2012 and the twelve-month period ended December 31, 2011:

	9/30/2012	12/31/2011
Balance, beginning of period	$17,040	$16,081
Additions	4,746	4,341
Capitalized items	1,058	1,321
Sales	(302)	(3,623)
Impairment writedowns	(363)	(931)
Gain (loss)	(28)	(149)
Balance, end of period	$22,151	$17,040

Note 5.  Earnings Per Share

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options.  The following tables summarize earnings per share and the shares utilized in the computations for the three months ended September 30, 2012 and 2011, respectively:

	Net Income
	Available to Common	Weighted Average
	Shareholders (000s)	Common Shares	Per Share Amount
Quarter ended September 30, 2012
Basic earnings per common share	$1,452	4,742,295	$0.31
Effect of dilutive stock options	-	51,916
Effect of dilutive stock warrants	-	76,866
Diluted earnings per common share	$1,452	4,871,077	$0.30

Quarter ended September 30, 2011
Basic earnings per common share	$1,328	4,697,256	$0.28
Effect of dilutive stock options	-	38,402
Effect of dilutive stock warrants	-	-
Diluted earnings per common share	$1,328	4,735,658	$0.28

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
(In thousands, except share and per share data)

The following tables summarize earnings per share and the shares utilized in the computations for the nine months ended September 30, 2012 and 2011, respectively:

	Net Income
	Available to Common	Weighted Average
	Shareholders (000s)	Common Shares	Per Share Amount
Year-to-date, September 30, 2012
Basic earnings per common share	$4,491	4,737,998	$0.95
Effect of dilutive stock options	-	45,552
Effect of dilutive stock warrants	-	46,088
Diluted earnings per common share	$4,491	4,829,638	$0.93

Year-to-date, September 30, 2011
Basic earnings per common share	$3,161	4,694,299	$0.67
Effect of dilutive stock options	-	31,668
Effect of dilutive stock warrants	-	-
Diluted earnings per common share	$3,161	4,725,967	$0.67

Note 6.  Stock Based Compensation

The Company has two share-based compensation plans, which are described in the Company’s December 31, 2011 Annual Report on Form 10-K. The compensation cost that has been charged against income for those plans was approximately $188 and $189 for the nine-month periods ended September 30, 2012 and 2011, respectively.  The Company has no nonqualified stock options outstanding at September 30, 2012.

A summary of option activity during the three-month periods ended September 30, 2012 and 2011 is presented below:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
(In thousands, except share and per share data)

			Weighted Avg.		Weighted Avg.
	Options	Weighted Avg.	Grant Date	Aggregate	Contractual
September 30, 2012	Outstanding	Exercise Price	Fair Value	Intrinsic Value	Term
Balance at 12/31/11	221,290	$8.59	$2.74	$62	5.28 years
Granted	5,300	6.96	3.12
Exercised	(1,000)	3.41	1.10	4
Forfeited	(1,640)	10.07	3.97
Expired	(13,100)	5.33	0.51
Balance at 9/30/12	210,850	8.76	2.89	407	4.96 years
Exercisable at 9/30/12	156,638	$9.99	$3.26	$181	4.19 years

September 30, 2011
Balance at 12/31/10	232,550	$8.44	$2.64	$-	5.78 years
Granted	1,000	4.87	2.09
Forfeited	(760)	5.82	2.24
Expired	(13,800)	5.17	0.95
Balance at 9/30/11	218,990	8.64	2.75	44	5.40 years
Exercisable at 9/30/11	146,508	$9.98	$3.14	$9	4.40 years

Cash received from options exercised under all share-based payment arrangements for the three and nine-months ended September 30, 2012 was $0 and $3, respectively.

Information regarding options vested during the three-month periods ended September 30, 2012 and 2011 are as follows:

	3 Months Ended		9 Months Ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Number of options vested:	460	1,470	11,080	12,290
Total grant date fair value of options vested	$1	$4	$34	$39

A summary of restricted stock activity during the nine-month period ended September 30, 2012 and 2011 is presented below:

	September 30, 2012		September 30, 2011
	Non-Vested	Weighted Average	Non-Vested	Weighted Average
	Restricted Stock	Grant Date	Restricted Stock	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Beginning balance outstanding	37,460	$3.68	64,015	$4.26
Granted	18,442	5.52	18,867	3.86
Vested	(30,172)	4.95	(12,005)	4.05
Forfeited	-	-	(300)	4.05
Ending balance outstanding	25,730	$3.51	70,577	$4.19

Note 7.  Borrowings and Restricted Stock

Short-term Federal Home Loan Bank (“FHLB”) borrowings totaled $30.0 million at September 30, 2012 and $15.0 million at December 31, 2011.  Long-term FHLB borrowings totaled $28.0 million at September 30, 2012 and $28.0 million at December 31, 2011.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
(In thousands, except share and per share data)

Through the first nine months of 2012, interest expense on FHLB borrowings was $1.0 million, on junior subordinated debt was $299,000 and on fed funds purchased and securities sold under agreements to repurchase was $35,000.  In the same nine months of the prior year, interest expense on FHLB borrowings was $1.2 million, on junior subordinated debt was $281,000 and on fed funds purchased and securities sold under agreements to repurchase was $32,000.

Restricted stock, which represents a required investment in the common stock of a correspondent bank, is carried at cost, and as of September 30, 2012 and December 31, 2011, included the common stock of the FHLB, which is included in other assets.   Restricted stock totaled $5.1 million at September 30, 2012 and $4.9 million December 31, 2011.

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

The FHLB of Atlanta neither provides dividend guidance prior to the end of each quarter, nor conducts repurchases of excess activity-based stock on a daily basis, instead making such determinations quarterly.  The FHLB of Atlanta announced on October 30, 2012 that it approved a dividend at the rate of 2.43% for the third quarter of 2012 and will reinstitute daily repurchases of excess activity-based stock beginning November 19, 2012.

Based on evaluation of criteria under ASC Topic 320, management believes that no impairment charge in respect of the restricted stock is necessary as of September 30, 2012.

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
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

At September 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 are summarized below:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
(In thousands, except share and per share data)

In thousands
September 30, 2012	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale:
U.S. Government and federal agency	$7,836	$-	$7,836	$-
Government-sponsored enterprises	23,842	-	23,842	-
Mortgage-backed securities	76,106	-	76,106	-
Collateralized mortgage obligations	12,115	-	12,115	-
State and political subdivisions	22,968	-	22,968	-
Held for sale loans	972	-	972	-
Total assets at fair value	$143,839	$-	$143,839	$-

Total liabilities at fair value	$-	$-	$-	$-

December 31, 2011
Investment securities available-for-sale:
U.S. Government and federal agency	$2,772	$-	$2,772	$-
Government-sponsored enterprises	38,842	-	38,842	-
Mortgage-backed securities	99,490	-	99,490	-
Collateralized mortgage obligations	15,390	-	15,390	-
State and political subdivisions	3,971	-	3,971	-
Held for sale loans	640	-	640	-
Total assets at fair value	$161,105	$-	$161,105	$-

Total liabilities at fair value	$-	$-	$-	$-

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011 are included in the tables below:

In thousands
September 30, 2012	Total	Level 1	Level 2	Level 3
Impaired Loans:
Commercial	$551	$-	$-	$551
Residential Real Estate	2,370	-	-	2,370
Construction Real Estate	2,890	-	-	2,890
Total Impaired Loans	$5,811	$-	$-	$5,811
Foreclosed Assets	22,151	-	-	22,151
Total assets at fair value	$27,962	$-	$-	$27,962

Total liabilities at fair value	$-	$-	$-	$-

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
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

For level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant	Significant
	September 30,	Valuation	Unobservable	Unobservable
	2012	Technique	Inputs	Input Value
Impaired Loans	$5,811	Management estimate	Appraisals and/or sales of comparable properties	n/a
Foreclosed Assets	$22,151	Management estimate	Appraisals and/or sales of comparable properties	n/a

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

Short-term borrowings:  The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
(In thousands, except share and per share data)

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

Off-Balance-Sheet Financial Instruments:  The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2012, the fair value of loan commitments and stand-by letters of credit was immaterial.

			Quoted Prices
			in Active Markets	Significant	Significant
			for Identical Assets	Other Observable	Unobservable
September 30, 2012	Carrying	Approximate	or Liabilities	Inputs	Inputs
In thousands	Amounts	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Securities held-to-maturity	$26,475	$28,014	$-	$28,014	$-
Loans, net	533,420	545,517	-	-	545,517

Financial liabilities
Time deposits/IRAs	149,161	150,334	-	150,334	-
FHLB borrowings	58,000	62,394	-	62,394	-
Junior subordinated debentures	16,496	16,362	-	16,362	-

December 31, 2011
In thousands
Financial assets
Securities held-to-maturity	$28,770	$29,723	$-	$29,723	$-
Loans, net	498,936	506,971	-	-	506,971

Financial liabilities
Time deposits/IRAs	174,338	175,674	-	175,674	-
FHLB borrowings	43,000	47,301	-	47,301	-
Junior subordinated debentures	16,496	16,361	-	16,361	-

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
(In thousands, except share and per share data)

Note 9.  Commitments and Contingencies

The federal income tax returns of the Company for 2009, 2010 and 2011 remain subject to examination by the IRS, generally for three years after they are filed.

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

Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument fail to perform in accordance with the terms of the contract.  The Bank’s maximum exposure to credit loss under commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.    At September 30, 2012 outstanding commitments to extend credit were $137,066 as compared to $130,637 at December 31, 2011.

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

Derivative Financial Instruments
For asset/liability management purposes, we may use interest rate swap agreements to hedge interest rate risk exposure to declining rates.  Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flow of the items being hedged.  At September 30, 2012 and December 31, 2011 the Company did not have any derivative agreements related to interest rate hedging in place.

Note 10.  Regulatory Matters

Regulatory Agreement
The Federal Reserve Bank of Richmond (“Federal Reserve”) terminated the September 30, 2010 Written Agreement (“Written Agreement”) between the Company and the Federal Reserve on August 20, 2012.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
(In thousands, except share and per share data)

Dividends
The Company's principal source of funds for dividend payments is dividends received from the Bank.  The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by state law, regulations and policies.  A state bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand.  Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in-capital of the bank.  As of September 30, 2012 and December 31, 2011, the amount available from the Bank’s retained earnings for payment of dividends was $35,810 and $30,246 respectively.  The Company is current on all dividend payments for the Series A Preferred Stock and current on all dividend payments on its Trust Preferred Securities.  Additionally, the Company declared a quarterly cash dividend of $0.035 per share, payable November 1, 2012 to common shareholders of record October 15, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of September 30, 2012 and December 31, 2011 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2012 and December 31, 2011, the Company and the Bank were categorized as “well capitalized” as defined by applicable regulations.  To be categorized as “well capitalized”, the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since that date that management believes have changed the Company's or the Bank's category.  The Company has received regulatory permission to redeem the first 10% increment of its TARP preferred stock through payment in the amount of $1,601,900 to the U. S. Treasury on November 14, 2012.  The Company's and the Bank's actual capital amounts and ratios are also presented in the table below.

					Minimum to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
September 30, 2012	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total Capital (to risk weighted assets):
Valley Financial Corporation	$87,535	14.7%	$47,518	8.0%	$	n/a	n/a
Valley Bank	83,885	14.1%	47,499	8.0%		59,374	10.0%
Tier 1 Capital (to risk weighted assets):
Valley Financial Corporation	80,096	13.5%	23,759	4.0%		n/a	n/a
Valley Bank	76,449	12.9%	23,750	4.0%		35,624	6.0%
Tier 1 Capital - Leverage (to average assets):
Valley Financial Corporation	80,096	10.2%	31,379	4.0%		n/a	n/a
Valley Bank	76,449	9.8%	31,344	4.0%		39,180	5.0%

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2012 (Unaudited)
(In thousands, except share and per share data)

December 31, 2011
Total Capital (to risk weighted assets):
Valley Financial Corporation	$82,522	14.6%	$45,079	8.0%	$	n/a	n/a
Valley Bank	77,939	13.9%	44,940	8.0%		56,175	10.0%
Tier 1 Capital (to risk weighted assets):
Valley Financial Corporation	75,446	13.4%	22,540	4.0%		n/a	n/a
Valley Bank	70,885	12.6%	22,470	4.0%		33,705	6.0%
Tier 1 Capital - Leverage (to average assets):
Valley Financial Corporation	75,446	9.9%	30,570	4.0%		n/a	n/a
Valley Bank	70,885	9.3%	30,480	4.0%		38,100	5.0%

Note 11.  Other Items

On September 27, 2012, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.035 per share, payable on November 1, 2012 to common shareholders of record October 15, 2012.

On October 25, 2012, with regulatory permission, the Board of Directors authorized the Company's redemption of the first 10%, or $1,601,900, of its TARP preferred stock currently held by the U. S. Treasury. The payment will be made on November 14, 2012.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations of the Company as of September 30, 2012 and December 31, 2011 and for the three and nine month periods ended September 30, 2012 and 2011 is as follows.  The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Written Agreement with the Federal Reserve
The Federal Reserve Bank of Richmond (“Federal Reserve”) terminated the September 30, 2010 Written Agreement (“Written Agreement”) between the Company and the Federal Reserve on August 20, 2012.

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

	Three months ended		Nine months ended
In thousands	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Net interest income, non tax-equivalent	$6,464	$6,163	$19,186	$18,364
Less: tax-exempt interest income	(131)	(134)	(396)	(447)
Add: tax-equivalent of tax-exempt interest income	197	203	600	677
Net interest income, tax-equivalent	$6,530	$6,232	$19,390	$18,594

Results of Operations

Net Income

2012 Compared to 2011

Net income for the three-month period ending September 30, 2012 was $1,697,000 as compared to net income of $1,570,000 for the same period last year, an increase of $127,000 or 8%.  After the dividend on preferred stock and accretion of discounts on warrants, net income available to common shareholders was a record $1,452,000, or $0.30 per diluted common share, as compared to $1,328,000 or $0.28 per diluted common share for the third quarter of 2011, an increase of 7%.  The Company’s earnings for the third quarter of 2012 produced an annualized return on average total assets of 0.86% and an annualized return on average shareholders’ equity of 10.54%, as compared to 0.80% and 10.77%, respectively for the same period last year.  For the nine-month period ending September 30, 2012, net income available to common shareholders was $4,491,000 as compared to $3,161,000 for the same period last year, an increase of $1,330,000 or 42%.

2011 Compared to 2010

Net income for the three-month period ended September 30, 2011 was $1,570,000 as compared to net income of $1,048,000 for the same period in 2010, an increase of $522,000 or 50%.  After the dividend on preferred stock and accretion of discounts on warrants, net income available to common shareholders was $1,328,000, or $0.28 per diluted common share, as compared to $809,000 or $0.17 per diluted common share for the third quarter of 2010.  The Company’s earnings for the third quarter of 2011 produced an annualized return on average total assets of 0.80% and an annualized return on average shareholders’ equity of 10.77%, as compared to 0.54% and 7.66%, respectively for the same period last year.  For the nine-month period ending September 30, 2011, net income available to common shareholders was $3,161,000 or $0.67 per diluted common share as compared to $2,433,000 or $0.52 per diluted common share for the same period in 2010.

The following table shows our key performance ratios for the periods ended September 30, 2012, December 31, 2011 and September 30, 2011:

Key Performance Ratios(1)
	9 months ended	12 months ended	9 months ended
	9/30/2012	12/31/2011	9/30/2011
Return on average assets	0.89%	0.73%	0.66%
Return on average equity(2)	11.21%	9.88%	9.10%
Net interest margin(3)	3.55%	3.39%	3.40%
Cost of funds	0.87%	1.17%	1.20%
Yield on earning assets	4.41%	4.54%	4.58%
Basic net earnings per common share	$0.95	$1.01	$0.67
Diluted net earnings per common share	$0.93	$1.00	$0.67

1.	Ratios are annualized.
2.	The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.
3.	Calculated on a fully taxable equivalent basis (“FTE”).

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

2012 Compared to 2011
Net interest income for the three-month period ended September 30, 2012 was $6,464,000, a $301,000 or 5% increase when compared to the $6,163,000 reported for the same period in 2011.  The Company’s net interest margin, at 3.58%, increased by 17 basis points over the 3.41% reported for the same quarter last year.  In comparison to the linked quarter, the Company’s net interest margin increased by 1 basis point over the 3.57% reported for the second quarter of 2012.  Net interest income for the nine-month period ended September 30, 2012 was $19,186,000, an $822,000 or 5% increase when compared to the $18,364,000 reported for the same period in 2011.

The increase in net interest income and corresponding increase in net interest margin was primarily attributable to the reduction in funding costs over the previous 12 months.  The Company’s cost of funds was 0.80% during the three-month period ended September 30, 2012 compared to the 1.13% reported in the same period last year.  Decreased rates on our Prime Money Market accounts and more aggressive pricing on time deposits have led to the decrease in funding costs.  The Company’s yield on earning assets declined to 4.36% in comparison to the 4.52% yield from the same prior year period and the 4.39% yield earned in the linked quarter.  We believe that continued margin expansion will be difficult due to the downward pressure we are seeing on yields in both our loan and investment portfolio.

2011 Compared to 2010
Net interest income for the three-month period ended September 30, 2011 was $6,163,000, a $1,085,000 or 21% increase when compared to the $5,078,000 reported for the same period in 2010.  The Company’s net interest margin increased by 59 bps to 3.41% compared to the 2.82% reported for the third quarter of 2010.  Net interest income for the nine-month period ended September 30, 2011 was $18,364,000, a $3,109,000, or 20% increase when compared to the $15,255,000 reported for the same period in 2010.

Noninterest Income

2012 Compared to 2011
Noninterest income for the three-month period ended September 30, 2012 was $1,189,000, a decrease of $184,000 or 13% compared to the $1,373,000 for the same period last year.  However, included in the current and prior year results were gains taken on the sale of securities totaling $118,000 and $541,000, respectively.  Absent these gains, noninterest income improved $239,000 or 29%, led by the Company’s mortgage division and an increase in service charges on deposit accounts.  Mortgage fee income increased $92,000 or 137% while service charge income increased $77,000 or 21%.  Noninterest income for the nine-month period ended September 30, 2012 was $3,211,000, a $23,000 or 1% increase when compared to the $3,188,000 reported for the same period in 2011.  Excluding realized gains on the sale of securities, noninterest income has risen by $882,000, or 41% as compared to the same period last year.  For the nine-month period, results were impacted by increases in the Company’s wealth management and mortgage divisions, which outperformed the prior year’s nine-month totals by $316,000 and $289,000 respectively.

2011 Compared to 2010
Noninterest income for the three-month period ended September 30, 2011 was $1,373,000, an increase of $497,000, or 57%, compared to the $876,000 for the same period in 2010.  The third quarter of 2011 included $541,000 in realized gains from the sale of securities compared to $0 in the same prior in 2010.  The Company recorded $110,000 in gains from partnership interests in the third quarter of 2010 compared to $0 in the three months ended September 30, 2011.  Excluding these nonrecurring items, noninterest income would have totaled $832,000, an increase of $66,000, or 9%, from the same period in 2010.  In comparison to third quarter of 2010, brokerage fee income increased $65,000, or 53% and mortgage fee income decreased $20,000, or 23%.  For the nine-month period ended September 30, 2011, noninterest income was $3,188,000, an increase of $1,116,000, or 54%, compared to the $2,072,000 in the same period in 2010.  Excluding realized gains on the sale of securities and partnership interests, noninterest income would have totaled $2,171,000, an increase of $162,000, or 8%, from the same period in 2010.

Noninterest Expense

2012 Compared to 2011
Noninterest expense for the three-month period ended September 30, 2012 was $5,214,000, a decrease of $128,000, or 2%, compared to the $5,342,000 recorded in same period last year.  The Company’s efficiency ratio for the third quarter of 2012 was 66.8%, as compared to 69.6% for the same period last year.  Specific items to note are as follows:

•	Insurance expense decreased $212,000 or 48%;
•	Professional fees decreased by $125,000 or 30% due to reduced legal expenses;
•	Net foreclosed asset expense decreased by $104,000 or 18% due to reduced impairment losses taken on its foreclosed asset portfolio during the third quarter of 2012 as compared to 2011;
•
Compensation expense increased by $257,000 as a result of equity and merit increases for all employees which went into effect January 1, 2012, increased commissions in our Mortgage and Valley Wealth Management areas and increased incentive and profit sharing accruals based upon the Company’s performance year-to-date;

•	Occupancy and equipment expense increased by $35,000 or 10% due increased rental expenses as a result of expansion of office space in our downtown location; and
•
Data processing expense increased $49,000 or 19% due to increased online banking usage (73% increase in number of online banking users) and the addition of new fraud prevention software for monitoring customer transactions.

Noninterest expense for the nine-month period ended September 30, 2012 was $14,926,000, an $888,000 or 6% decrease when compared to the $15,814,000 reported for the same period in 2011.

2011 Compared to 2010

Noninterest expense for the three-month period ended September 30, 2011 was $5,342,000, an increase of $1,062,000, or 25%, compared to $4,280,000 in the same period of 2010.  The Company’s efficiency ratio improved slightly for the quarter to 69.6% as compared to 69.7% for the same quarter in the prior year.  Specific items to note are as follows:

•	Compensation expense increased $416,000 due to year-end profit sharing accruals as well as increased pension costs and merit, equity, and promotional increases that went into effect during 2011;
•	Net foreclosed asset expense increased by $398,000 due to increased write-downs on foreclosed assets as compared to the same period in 2010;
•	The $158,000 increase in insurance expense is attributable to FDIC insurance premiums; and
•	Professional fees increased $110,000 due primarily to litigation costs incurred.

Noninterest expense for the nine-month period ended September 30, 2011 was $15,814,000, an increase of $2,998,000, or 23%, compared to $12,816,000 in the same period in 2010.  The primary increases in noninterest expense were in compensation, foreclosed asset, legal and FDIC insurance expenses.

Asset Quality

Summary of Allowance for Loan Losses

2012 Compared to 2011
The allowance for loan losses (“ALLL”) was $8,548,000 as of September 30, 2012, compared to $9,650,000 as of December 31, 2011 and $10,013,000 reported a year earlier.  The ratio of the allowance for loan losses to total loans outstanding was approximately 1.58% at September 30, 2012, which compares to approximately 1.90% of total loans at December 31, 2011 and 1.96% of total loans at September 30, 2011.  A total of $2,210,000 in specific reserves was included in the balance of the allowance for loan losses as of September 30, 2012 for impaired loans, which compares to a total of $2,099,000 as of December 31, 2011 and $1,048,000 at September 30, 2011.  Total reserves represented 100% of the non-accrual loan balances as of September 30, 2012, as compared to 106% reported in the same period last year.

The Company recorded no provision for loan losses during the third quarter of 2012 compared to a net provision expense of $164,000 in the same period last year.  Net charge-offs as a percentage of average loans receivable was 0.08% for the third quarter of 2012, compared to 0.09% for the same quarter in the prior year.  Net charge-offs were $443,000 for the quarter ended September 30, 2012 in comparison to $450,000 for the same quarter one year ago.

We have been successful in gradually reducing the level of the allowance for loan losses needed over the past 12-18 months based upon our significantly reduced level of charge-offs, reduction in overall watch list credits, reduction in non-accrual loans, as well as an overall reduction in new credits migrating to watch list or impaired status during this period.  While we reserved no provision for loan losses in the third quarter, we did see an increase in nonaccrual loans during the quarter and we may need to make additional provisions in the future if we see additional increases in this category.

We believe the allowance for loan losses is adequate to provide for expected losses in the loan portfolio, but there are no assurances that it will be.

2011 Compared to 2010

The allowance for loan losses was $10,013,000 as of September 30, 2011, compared to $11,003,000 as of December 31, 2010 and $10,669,000 reported as of September 30, 2010.  The ratio of the allowance for loan losses to total loans outstanding was approximately 1.96% at September 30, 2011, which compares to approximately 2.02% of total loans at December 31, 2010 and 1.98% of total loans at September 30, 2010.  A total of $1,048,000 in specific reserves was included in the balance of the allowance for loan losses as of September 30, 2011 for impaired loans, which compares to a total of $1,280,000 as of December 31, 2010 and $1,018,000 at September 30, 2010.

The Company recorded provision for potential loan losses of $164,000 for the third quarter of 2011, a decrease of $68,000 as compared to the same period in 2010.  Total reserves represented 94% of the non-accrual loan balances as of September 30, 2011, decreased from the 103% coverage of non-accrual loans as of June 30, 2011 but a significant increase from the 65% reported as of September 30, 2010.

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

The Company’s ratio of non-performing assets as a percentage of total assets increased 11 basis points to 4.44% as compared to 4.33% one year earlier and increased 45 basis points from the 3.99% reported at June 30, 2012.  The uptick in non-performing assets during the third quarter is primarily attributable to one relationship moving to nonaccrual status and the increase in loans past due 90 days or more.  These loans have been evaluated individually for potential loss exposure and we determined that new specific reserves in the amount of $550,000 were needed for these relationships at September 30, 2012.  Due to the substantial reduction in charge-offs during our 8-quarter look-back period as compared to the June 30, 2012 analysis, the additional specific reserves were offset by a reduction in our general reserves..

Nonperforming assets at September 30, 2012, December 31, 2011 and September 30, 2011 are presented in the following table:

Nonperforming Assets

In thousands	9/30/2012	12/31/2011	9/30/2011
Nonaccrual loans	$8,547	$8,638	$9,412
Loans past due 90 days or more	876	4	3,124
Restructured loans	3,324	2,305	2,187
Total nonperforming loans	$12,747	$10,947	$14,723

Foreclosed, repossessed and idled properties	22,151	17,040	17,915
Total nonperforming assets	$34,898	$27,987	$32,638

If nonaccrual loans had performed in accordance with their original terms, additional interest income would have been recorded in the amount of $253,000 for the nine months ended September 30, 2012; $550,000 for the year ended December 31, 2011; and $437,000 for the nine months ended September 30, 2011.

Higher Risk Loans
Certain types of loans, such as option ARM products, interest-only loans, subprime loans, and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  We do not offer option ARM, interest-only, or subprime mortgage loans.

Junior-lien mortgages can also be considered higher risk loans and our junior lien portfolio currently consists of balances totaling $24,043,000 (4.4% of total portfolio) at September 30, 2012.  Loans included in this category that were initially made with high loan-to-value ratios of 100% or greater have current balances totaling $1,397,000 at September 30, 2012.  Since 2003, we have experienced net charge-offs totaling $830,000 in junior lien mortgages.

Financial Condition

Total assets at September 30, 2012 were $785,292,000, up $11,788,000 or 2% from $773,504,000 at December 31, 2011.  The principal components of the Company’s assets at the end of the period were $22,134,000 in cash and cash equivalents, $142,867,000 in securities available-for-sale, $26,475,000 in securities held-to-maturity and $541,968,000 in gross loans.  Total assets at December 31, 2011 were $773,504,000 with the principal components consisting of $30,724,000 in cash and cash equivalents, $160,465,000 in securities available-for-sale, $28,770,000 in securities held-to-maturity and $508,586,000 in gross loans.

Total liabilities at September 30, 2012 were $719,116,000, up from $713,391,000 at December 31, 2011, an increase of $5,725,000 or 1%.  Deposits decreased $13,161,000 or 2% to $617,547,000 from the $630,708,000 level at December 31, 2011 while FHLB advances increased $15,000,000 to $53,000,000 at September 30, 2012.  Total shareholders’ equity at September 30, 2012 was $66,176,000, up from $60,113,000 at December 31, 2011, an increase of $6,063,000 or 10%.  Likewise, the Company’s book value per share increased by 13% from $8.98 at December 31, 2011 to $10.19 at September 30, 2012.

During the past 12 months, the Company has experienced gross loan growth of $33,382,000 or 7%.  This growth has been funded through a combination of a reduction in excess cash, cash flows and sales from our investment portfolio and an increase in FHLB advances.  With our current loan to deposit ratio close to our internal maximum threshold of 90% , we will be focused on raising new core deposits in the coming months.

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared.    The Company is current on all dividend payments for the Series A Preferred Stock.  With the Company’s improved capital levels, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.035 per share, payable November 1, 2012 to common shareholders of record October 15, 2012.  Additionally, the Company will make its first TARP redemption payment in the amount of $1,601,900 on November 14, 2012.  The Company currently expects to make quarterly redemptions during 2013 of similar amounts, based on its earnings, financial condition and obtaining continued regulatory permission.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  As of September 30, 2012 and December 31, 2011, the Company and the subsidiary bank met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized”.  These capital amounts and ratios are included in Note 10 of the consolidated financial statements incorporated by reference herein.

Interest Rate Risk
Interest rate risk is the exposure to fluctuations in the Company’s future earnings (earnings at risk) and value (economic value at risk) resulting from changes in interest rates.  This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayment and contractual interest rate changes.  At September 30, 2012 the Company is asset sensitive as simulation results indicate that net interest income would rise by approximately 2% if rates were to rise 200 basis points.
For a further discussion on interest rate risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity
One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity.  Liquidity measures our ability to meet our maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for customers’ credit needs.  Liquidity represents a financial institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.  We sell excess funds overnight to provide an immediate source of liquidity and as of September 30, 2012 we had a total of $12,360,000 in overnight funds at the Reserve Bank.   Overnight cash maintained in interest-bearing accounts averaged $8,319,000 in the third quarter of 2012 compared to an average of $35,316,000 during the same period last year and compared to an average of $24,090,000 in the second quarter of 2012.  The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The secondary liquidity source for both short-term and long-term borrowings consists of a secured line of credit from the Federal Home Loan Bank (“FHLB”).  At September 30, 2012, the line of credit had $58,000,000 outstanding under a total available line of $86,001,000.  Borrowings from the FHLB are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral.  Additionally, we have an established line of credit with the Reserve Bank’s Discount Window that had no outstanding balance under a total available line of $59,871,000 at September 30, 2012.  Borrowings from the FRB Discount Window are secured by a collateral agreement on a pledged portion of the Bank’s commercial and real estate construction collateral.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, is formatted in XBRL interactive data files:  (i) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (iv) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

November 14, 2012	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief Executive Officer

November 14, 2012	/s/ Kimberly B. Snyder
Date	Kimberly B. Snyder, Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, is formatted in XBRL interactive data files:  (i) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (iv) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.

*  Filed herewith.