Form 10-K
period 2012-12-31
VALLEY FINANCIAL CORP /VA/
filed 2013-03-15
CIK 921590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to_____________________________________

Commission File Number:  000-28342

VALLEY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1702380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

36 Church Avenue, S.W.
Roanoke, Virginia	24011
(Address of principal executive offices)	(Zip Code)

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
Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒

The aggregate market value of Valley Financial Corporation Common Stock held by non-affiliates of Valley Financial Corporation as of June 30, 2012 was $27,218,184.

At March 1, 2013, 4,792,361 shares of common stock, no par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for Valley Financial Corporation’s 2013 Annual Meeting of Shareholders are incorporated by reference into Part III.

VALLEY FINANCIAL CORPORATION
FORM 10-K
December 31, 2012

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

PART I.

ITEM 1.  BUSINESS

GENERAL
Valley Financial Corporation was incorporated as a Virginia stock corporation on March 15, 1994, primarily to own and control all of the capital stock of Valley Bank (the “Bank”).   Unless the context requires otherwise, “the Company”, “we”, “our” and “us” refers to the combined business of the Company and the Bank.  The Company posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.myvalleybank.com.

History
The Bank operates under a state charter issued by the Commonwealth of Virginia, and engages in the business of commercial banking. Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) and it is a member of the Federal Reserve System. The Company’s primary purpose is to own and manage the Bank.

The Bank opened for business on May 15, 1995 at its main office in the City of Roanoke, opened its second office on September 11, 1995 in the County of Roanoke, its third office on January 15, 1997 in the City of Roanoke, its fourth office in the City of Salem on April 5, 1999, its fifth office in the City of Roanoke on May 7, 2001, its sixth office in County of Roanoke on May 20, 2002, its seventh office in the City of Roanoke on December 8, 2003, and its eighth office in the City of Roanoke on May 9, 2005.  Additionally, the Bank operates its wealth management subsidiary, Valley Wealth Management Services, Inc. at 36 Church Avenue in Roanoke City and its Mortgage Office at 3565 Electric Road, SW, Suite J in Roanoke County.

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

A Senior Loan Committee and a Directors’ Loan Committee are used to approve loans.  The Senior Loan Committee is comprised of our Chief Executive Officer, Chief Lending Officer, Chief Credit Officer, Chief Operating Officer, Senior Real Estate Finance Officer and Senior Business Banking Manager.  The Directors’ Loan Committee is comprised of five Directors, of which four are independent Directors.  Both Committees approve new, renewed, and modified loans that exceed individual officer loan authorities.  The Directors’ Loan Committee also reviews any changes to the Bank’s lending policies, which are then approved by the Board of Directors.

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

Other Lending Activities
We will occasionally buy or sell all or a portion of a loan.  We will consider selling a loan or a participation in a loan, if  (i) the full amount of the loan will exceed our legal lending limit to a single borrower; (ii) the full amount of the loan, when combined with a borrower’s previously outstanding loans, will exceed our legal lending limit to a single borrower; (iii) the Board of Directors or an internal Loan Committee believes that a particular borrower has a sufficient level of debt with us; (iv) the borrower requests the sale; (v) the loan to deposit ratio is at or above the optimal level as determined by Bank management; and/or (vi) the loan may create too great a concentration of loans in one particular location or in one particular type of loan.  We will consider purchasing a loan, or a participation in a loan, from another financial institution (including from another subsidiary of the Company) if the loan meets all applicable credit quality standards and (i) the Bank’s loan to deposit ratio is at a level where additional loans would be desirable; and/or (ii) a common customer requests the purchase.

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

Financial Services
Valley Wealth Management Services, Inc, (“VWM”) a wholly-owned subsidiary of the Bank, completed its seventh year of helping clients with their non-deposit investment and insurance product needs.  VWM provides a full range of brokerage services including retirement planning, insurance, college funding and any other financial planning needs that our clients may have.  We have no immediate plans to obtain or exercise trust powers. We may in the future offer a full-service trust department, but cannot do so without the prior approval of our primary regulators, the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission.

Location and Service Area
Our primary service area is the Roanoke Metropolitan Statistical Area (the “Roanoke MSA”), which is the regional center for southwest Virginia, and is located approximately 165 miles west of Richmond, Virginia, 178 miles northwest of Charlotte, North Carolina, 178 miles east of Charleston, West Virginia and 222 miles southwest of Washington, D.C.

The population in the Roanoke MSA was estimated at 309,169 as of July 1, 2010 per the Weldon Cooper Center for Public Services, University of Virginia. The Roanoke MSA’s growth typically is slower than that in the Commonwealth overall and in other key Virginia markets in particular. The Virginia Employment Commission reported that the Roanoke MSA had a seasonally unadjusted unemployment rate of 5.7% in December 2012, compared with 5.4% for Virginia.

The business community in the Roanoke MSA is well diversified by industry group. The principal components of the economy are retail trade, services, transportation, manufacturing, finance, insurance, and real estate. The Roanoke MSA’s position as a regional center creates a strong medical, legal and business professional community. Carilion Clinic, Advance Auto Parts, Lewis-Gale Hospital, and the Veterans Administration Hospital are among Roanoke’s largest employers. Other large employers include Norfolk Southern Corporation, General Electric Co., Wells Fargo Company, The Kroger Company – Mid Atlantic, and ITT Industries Night Vision.

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

Employees
As of December 31, 2012, the Company had 135 full-time employees and 4 part-time employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel.  None of the Company’s employees is represented by a union or covered under a collective bargaining agreement.  Management of the Company considers its employee relations to be excellent.

For the second consecutive year, the Bank was recently named as one of the 2013 Best Places to Work in Virginia.  The annual list of “Best Places to Work” was created by Virginia Business and Best Companies Group.  The rankings were published in the February 2013 issue of Virginia Business and the Bank ranked 8th in the mid-sized employer group (firms with 100 – 249 employees).

This survey and award program was designed to identify, recognize and honor the best places of employment in Virginia, benefiting the state’s economy, its work force and businesses.  In 2012, 108 organizations from across the state entered the two-part survey process to determine the Best Places to Work in Virginia.  The first part consisted of evaluating each nominated company’s workplace policies, practices, philosophy, systems and demographics.  The second part consisted of an employee survey to measure the employee experience.  The combined scores determined the top organizations and the final ranking.  Best Companies Group managed the overall registration, survey and analysis process and determined the final rankings.  In the end, a total of 80 companies made the final cut for this year’s list.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state laws.  The following description briefly addresses certain historic and current provisions of federal and state laws and certain regulations, proposed regulations, and the potential impacts on the Company and the Bank.  To the extent statutory or regulatory provisions or proposals are described in this report, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

Regulatory Reform – The Dodd-Frank Act
On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act significantly restructures the financial regulatory regime in the United States and has a broad impact on the financial services industry.  While some rulemaking under the Dodd-Frank Act has occurred, many of the act’s provisions require study or rulemaking by federal agencies, a process which will take years to implement fully.

Among other things, the Dodd-Frank Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital.  Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as the Company.  The Dodd-Frank Act permanently raises deposit insurance levels to $250,000, and provided unlimited deposit insurance coverage for transaction accounts through December 31, 2012.  Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments are now calculated based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio of the Federal Deposit Insurance Corporation’s (“FDIC”) Deposit Insurance Fund is to be raised to 1.35%.  The payment of interest on business demand accounts is permitted by the Dodd-Frank Act.  Further, the Dodd-Frank Act bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances.

The Dodd-Frank Act established the Bureau of Consumer Financial Protection (“CFPB”) as an independent bureau of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services, which in the case of the Bank will be enforced by the Federal Reserve.  The Dodd-Frank Act also provides that debit card interchange fees must be reasonable and proportional to the cost incurred by the card issuer with respect to the transaction.  This provision is known as the “Durbin Amendment”.

The Dodd-Frank Act also provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or compensation that gives rise to excessive risk or could lead to a material financial loss to such firm.  In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements have yet to be implemented and will likely be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on the operations of the Company and the Bank is unclear.  The changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, impose more stringent capital requirements, liquidity and leverage ratio requirements, or otherwise adversely affect the business of the Company and the Bank.  These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes to comply with new statutory and regulatory requirements.

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

A bank holding company may not, without providing notice to the Board, purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the Company for all purchases or redemptions by the Company of its equity securities within the preceding 12 months, will equal 10% or more of the Company’s consolidated net worth, unless it meets the requirements of a well-capitalized and managed organization.

Source of Strength. Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. The federal bank regulatory agencies must still issue regulations to implement the source of strength provisions of the

Dodd-Frank Act. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the Federal Deposit Insurance Corporation (“FDIC”) insurance fund in the event of a depository institution default. For example, under the Federal Deposit Insurance Company Improvement Act of 1991, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.
Under the Federal Deposit Insurance Act (“FDIA”), the federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.

Gramm-Leach-Bliley Act.   The Gramm-Leach Bliley Act (the “GLB Act”) allows a bank holding company or other company to certify its status as a financial holding company, thereby allowing such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities.  The GLB Act enumerates certain activities deemed financial in nature such as underwriting insurance or acting as an insurance principal, agent or broker; underwriting; dealing in or making markets in securities; and engaging in merchant banking under certain restrictions.  It also authorizes the Federal Reserve to determine by regulation what other activities are financial in nature, or incidental or complementary thereto.

The Company meets all of the requirements to become a financial holding company, but currently has not made an election with the Federal Reserve to become a financial holding company.

Capital Requirements. The Federal Reserve imposes certain capital requirements on bank holding companies under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “The Bank – Capital Requirements”. Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid by the Bank to the Company.

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

As a member of the Federal Reserve, the Bank is also required to comply with rules that restrict preferential loans by the Bank to “insiders”.  We are required to keep information on loans to principal shareholders and executive officers, and prohibit certain director and officer interlocks between financial institutions.  Our loan operations, particularly for consumer and residential real estate loans, are also subject to numerous legal requirements as are our deposit activities.  In addition to regulatory compliance costs, these laws may create the risk of liability to us for noncompliance.

Dividends. The Company is a legal entity separate and distinct from the Bank.  The majority of the Company’s revenues are from dividends paid to the Company by the Bank.  The amount of cash dividends we are permitted to pay to shareholders is limited by federal and state law, regulation and policy applicable to the Company and the Bank and will depend upon our earnings, capital position and the Bank’s ability to pay dividends to us.  Virginia law imposes restrictions on the ability of all banks chartered under Virginia law to pay dividends.  Under Virginia law, no dividend may be declared or paid that would impair a bank’s paid-in capital, and payments must be paid from retained earnings.  Virginia banking regulators and the Federal Reserve have the general authority to limit dividends we pay.

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

In addition, we are subject to restrictions on our ability to pay common stock dividends as a result of our participation in the Capital Purchase Program.  See the “Dividends” section under Item 5 for more information.

Capital Requirements. The Federal Reserve and the other federal banking agencies have issued risk-based and leverage capital guidelines applicable to U. S. banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of the Federal Reserve, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%. At least half of the total capital is required to be “Tier 1 capital,” which consists principally of common and certain qualifying preferred shareholders’ equity (including grandfathered trust preferred securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company were 13.51% and 14.77%, respectively, as of December 31, 2012, thus exceeding the minimum requirements. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 13.21% and 14.46%, respectively, as of December 31, 2012, also exceeding the minimum requirements.

Each of the federal regulatory agencies has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including having the highest regulatory examination rating and are not contemplating significant growth or expansion. As of December 31, 2012, the Tier 1 leverage ratios of the Company and the Bank were 10.30% and 10.07%, respectively, well above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

Deposit Insurance. Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The deposit insurance assessment base is calculated as average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

The FDIA, as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.

Transactions with Affiliates.  Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of the Bank to engage in transactions with related parties or “affiliates” or to make loans to insiders is limited. Loan transactions with an affiliate generally must be collateralized and certain transactions between the Bank and its affiliates, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Bank generally may not purchase securities issued or underwritten by affiliates.

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank (a “10% Shareholders”), are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

Prompt Corrective Action. Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank meets the definition of being “well capitalized” as of December 31, 2012.

Community Reinvestment Act. The Bank is subject to the requirements of the Community Reinvestment Act of 1977. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities, including low and moderate income neighborhoods. If the Bank receives a rating from the Federal Reserve of less than satisfactory under the CRA, restrictions on operating activities would be imposed. The Bank currently has a “satisfactory” CRA rating.

Privacy Legislation.  Several recent regulations issued by federal banking agencies also provide new protections against the transfer and use of customer information by financial institutions.  A financial institution must provide to its customers information regarding its policies and procedures with respect to the handling of customers’ personal information.  Each institution must conduct an internal risk assessment of its ability to protect customer information.  These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice and approval from the customer.

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

Consumer Laws and Regulations. The Bank is also subject to certain consumer laws and regulations issued thereunder that are designed to protect consumers in transactions with banks. These laws include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, Real Estate Settlement Procedures Act, Home Mortgage Disclosure Act, the Fair Credit Reporting Act, and the Fair Housing Act, among others. The laws and related regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

Incentive Compensation. In June 2010, the federal banking agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies, which covers all employees that have the ability to materially affect the risk profile of a financial institutions, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2012, the Company had not been made aware of any instances of non-compliance with the new guidance.

United States Treasury Department Oversight. In October 2008, the United States Treasury Department, the Federal Reserve Board, and the Federal Deposit Insurance Corporation jointly announced the Capital Purchase Program pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”)  to address instability in the financial markets.  We applied for additional capital in the form of preferred stock with associated common stock warrants, and were approved for $16.0 million in additional capital.  We received this capital on December 12, 2008.  On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”) that modified many previously established provisions of the EESA.  On June 15, 2009, the Treasury issued regulations implementing the executive compensation and corporate governance standards applicable to Capital Purchase Program participants.  These standards require, among other things, restrictions on bonuses and severance payments to certain executive officers, periodic risk assessments by the Compensation Committee, the implementation of “clawback” policies with respect to certain bonuses, the prohibition of tax gross-ups, enhanced compensation disclosure and an annual shareholders “say on pay” proposal.  These regulations and their implementation may change in the future.  Until we repay the investment by the United States Treasury Department under the Capital Purchase Program, we will be subject to these regulations.

Effect of Governmental Monetary Policies
The Company’s operations are affected not only by general economic conditions but also by the policies of various regulatory authorities. In particular, the Federal Reserve regulates money and credit conditions and interest rates to influence general economic conditions. These policies have a significant impact on overall growth and distribution of loans, investments and deposits; they affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks, including the Company, in the past and are expected to do so in the future.

Filings with the SEC
The Company files annual, quarterly, and other reports under the Securities Exchange Act of 1934 with the SEC.  These reports and this Form 10-K are posted and available at no cost on the Company’s on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to the Securities and Exchange Commission (SEC).  The Company and the Bank maintain a website at www.myvalleybank.com.  After accessing the website, the filings are available upon selecting the Shareholder Information menu items.  The contents of the website are not incorporated into this report or into the Company’s other filings with the SEC.  The Company’s filings are also available through the SEC’s website at www.sec.gov.

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

Risks Related to the Company’s Business

The Company’s business may be adversely affected by conditions in the financial markets and economic conditions generally.
The community banking industry is directly affected by national, regional, and local economic conditions. Although economic conditions showed some signs of improvement in 2012, certain sectors, such as real estate, remain weak and unemployment remains high. Local governments and many businesses are still experiencing difficulty as a result of the recent economic downturn and protracted recovery. Management allocates significant resources to mitigate and respond to risks associated with the current volatile economic conditions, however, such conditions cannot be predicted or controlled. Therefore, such conditions, including a flatter yield curve and extended low interest rates, could adversely affect the credit quality of the Company’s loans, and/or the Company’s results of operations and financial condition. The Company’s financial performance is dependent on the business environment in the markets where the Company operates—in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers. While general economic conditions in Virginia and the U.S. continued to improve in 2012, there can be no assurance that this improvement will continue.

The Company’s allowance for loan losses may prove to be insufficient to absorb losses in its loan portfolio.
Like all financial institutions, the Company maintains an allowance for loan losses to provide for loans that its borrowers may not repay in their entirety. The Company believes that it maintains an allowance for loan losses at a level adequate to absorb probable losses inherent in the loan portfolio as of the corresponding balance sheet date and in compliance with applicable accounting and regulatory guidance. However, the allowance for loan losses may not be sufficient to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Company’s operating results. The Company continues to have an elevated level of potential problem loans in its loan portfolio with higher than normal risk. The Company expects to receive more frequent requests from borrowers to modify loans. Accounting measurements related to impairment and the loan loss allowance require significant estimates that are subject to uncertainty and changes relating to new information and changing circumstances. The significant uncertainties surrounding the Company’s borrowers’ abilities to execute their business models successfully through changing economic environments, competitive challenges and other factors complicate the Company’s estimates of the risk of loss and amount of loss on any loan. Because of the degree of uncertainty and susceptibility of these factors to change, the actual losses may vary from current estimates. The Company expects fluctuations in the loan loss provisions due to the uncertain economic conditions.

The Company’s banking regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to increase its allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease the allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such required additional provisions for loan losses or charge-offs could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s concentration in loans secured by real estate may adversely affect earnings due to changes in the real estate markets.
The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer, and other loans. Many of the Company’s loans are secured by real estate (both residential and commercial) in the Company’s market areas. A major change in the real estate markets, resulting in deterioration in the value of this collateral, or in the local or national economy, could adversely affect borrowers’ ability to pay these loans, which in turn could affect the Company. Risks of loan defaults and foreclosures are unavoidable in the banking industry; the Company tries to limit its exposure to these risks by monitoring extensions of credit carefully. The Company cannot fully eliminate credit risk; thus, credit losses will occur in the future. Additionally, changes in the real estate market also affect the value of foreclosed assets and, therefore, additional losses may occur when management determines it is appropriate to sell the assets.

The Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses.
The Company assumes credit risk by virtue of making loans and leases and extending loan commitments and letters of credit. The Company manages credit risk through a program of underwriting standards, the review of certain credit decisions and a continuous quality assessment process of credit already extended. The Company’s exposure to credit risk is managed through the use of consistent underwriting standards that emphasize local lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. The Company’s credit administration function employs risk management techniques to help ensure that problem loans and leases are promptly identified. While these procedures are designed to provide the Company with the information needed to implement policy adjustments where necessary and to take appropriate corrective actions, there can be no assurance that such measures will be effective in avoiding undue credit risk.

Nonperforming assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition.
The Company’s nonperforming assets adversely affect its net income in various ways. Until economic and market conditions stabilize, the Company expects to continue to incur additional losses relating to volatility in nonperforming loans. The Company does not record interest income on non-accrual loans, which adversely affects its income and increases loan administration costs. When the Company receives collateral through foreclosures and similar proceedings, it is required to mark the related loan to the then fair market value of the collateral less estimated selling costs, which may result in a loss. An increase in the level of nonperforming assets also increases the Company’s risk profile and may affect the capital levels regulators believe are appropriate in light of such risks. The Company utilizes various techniques such as workouts, restructurings, and loan sales to manage problem assets. Increases in or negative adjustments in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect the Company’s business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including origination of new loans. There can be no assurance that the Company will avoid further increases in nonperforming loans in the future.

Changes in interest rates could adversely affect the Company’s income and cash flows.
The Company’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets, such as loans and investment securities, and the interest rates paid on interest-bearing liabilities, such as deposits and borrowings. These rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions and the policies of the Federal Reserve and other governmental and regulatory agencies. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment of loans, the purchase of investments, the generation of deposits, and the rates received on loans and investment securities and paid on deposits or other sources of funding. The impact of these changes may be magnified if the Company does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. In addition, the Company’s ability to reflect such interest rate changes in pricing its products is influenced by competitive pressures. Fluctuations in these areas may adversely affect the Company and its shareholders. The Bank is often at a competitive disadvantage in managing its costs of funds compared to the large regional, super-regional, or national banks that have access to the national and international capital markets.

The Company generally seeks to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that it may reasonably maintain its net interest margin; however, interest rate fluctuations, loan prepayments, loan production, deposit flows, and competitive pressures are constantly changing and influence the ability to maintain a neutral position. Generally, the Company’s earnings will be more sensitive to fluctuations in interest rates depending upon the variance in volume of assets and liabilities that mature and re-price in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of changes in interest rates, shape and slope of the yield curve, and whether the Company is more asset sensitive or liability sensitive. Accordingly, the Company may not be successful in maintaining a neutral position and, as a result, the Company’s net interest margin may be affected.

The Company faces substantial competition that could adversely affect the Company’s growth and/or operating results.
The Company operates in a competitive market for financial services and faces intense competition from other financial institutions both in making loans and attracting deposits which can greatly affect pricing for our products and services. The Company’s primary competitors include community, regional, and national banks as well as credit unions and mortgage companies. Many of these financial institutions have been in business for many years, are significantly larger, have established customer bases and have greater financial resources and higher lending limits. In addition, credit unions are exempt from corporate income taxes, providing a significant competitive pricing advantage. Accordingly, some of the Company’s competitors in its market have the ability to offer products and services that it is unable to offer or to offer at more competitive rates.

The Company’s operations may be adversely affected by cyber security risks.
In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks. The secure processing, maintenance and use of this information is critical to operations and the Company’s business strategy. The Company has invested in accepted technologies, and continually reviews processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access. Despite these security measures, the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to the Company’s reputation, which could adversely affect our business.

The Company’s exposure to operational, technological and organizational risk may adversely affect the Company.
Similar to other financial institutions, the Company is exposed to many types of operational and technological risk, including reputation, legal, and compliance risk. The Company’s ability to grow and compete is dependent on its ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure while it expands. Similar to other financial institutions, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or persons outside of the Company, and exposure to external events. The Company is dependent on its operational infrastructure to help manage these risks. From time to time, it may need to change or upgrade its technology infrastructure. The Company may experience disruption, and it may face additional exposure to these risks during the course of making such changes.

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

Legislative or regulatory changes or actions, or significant litigation, could adversely affect the Company or the businesses in which the Company is engaged.
The Company is subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of its operations. Laws and regulations change from time to time and are primarily intended for the protection of consumers, depositors, and the FDIC’s DIF. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively affect the Company or its ability to increase the value of its business. Such changes could include higher capital requirements, increased insurance premiums, increased compliance costs, reductions of non-interest income and limitations on services that can be provided. Actions by regulatory agencies or significant litigation against the Company could cause it to devote significant time and resources to defend itself and may lead to liability or penalties that materially affect the Company and its shareholders. Future changes in the laws or regulations or their interpretations or enforcement could be materially adverse to the Company and its shareholders.

The Dodd-Frank Act substantially changes the regulation of the financial services industry and it could have a material adverse effect upon the Company.
The Dodd-Frank Act provides wide-ranging changes in the way banks and financial services firms generally are regulated and is likely to affect the way the Company and its customers and counterparties do business with each other. Among other things, it requires increased capital and regulatory oversight for banks and their holding companies, changes the deposit insurance assessment system, changes responsibilities among regulators, establishes the new Consumer Financial Protection Bureau, makes various changes in the securities laws and corporate governance that affect public companies, including the Company. The Dodd-Frank Act also requires numerous studies and regulations related to its implementation. The Company is evaluating the effects of the Dodd-Frank Act, together with implementing the regulations that have been proposed and adopted. The effects of the Dodd-Frank Act and the resulting rulemaking cannot be predicted, but could have an adverse effect on the Company’s results of operation and financial condition.

The Company relies upon independent appraisals to determine the value of the real estate which secures a significant portion of its loans, and the values indicated by such appraisals may not be realizable if the Company is forced to foreclose upon such loans.
A significant portion of the Company’s loan portfolio consists of loans secured by real estate. The Company relies upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment that adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of the Company’s loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, the Company may not be able to recover the outstanding balance of the loan.

Changes in accounting standards could impact reported earnings.
The authorities that promulgate accounting standards, including the FASB, SEC, and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also require the Company to incur additional personnel or technology costs.

Our legal lending limit may limit our growth.
We are limited in the amount we can lend to a single borrower by the amount of our capital.  Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower.  As of December 31, 2012, we were permitted, by law, to lend approximately $12.9 million to any one borrower.  However, we have set a “house lending limit” of approximately $9.0 million.  This amount is significantly less than many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us.  Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume.  We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always efficient or always available.  We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in such loans on terms we consider favorable.

Risks Related to the Company’s Securities

The Series A Preferred Stock reduces both net income available to our common shareholders and earnings per common share.
On December 12, 2008 we closed on our agreement with the U.S. Treasury to participate in the CPP.  As a part of that program, we issued 16,019 shares of Series A Preferred Stock to the U.S. Treasury, of which 12,819 shares are currently outstanding.  During the period the shares of our Series A Preferred Stock are outstanding, no dividends may be paid on our common stock unless all preferred dividends have been paid in full.  The dividends declared on shares of our Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share.  Additionally, warrants to purchase our common stock issued to the Treasury, in conjunction with the issuance of the Series A Preferred Stock, may result in dilution to our earnings per common share.  The shares of our Series A Preferred Stock will also receive preferential treatment in the event of our liquidation or dissolution.  See Note 18 of the Consolidated Financial Statements.

Holders of the Series A Preferred Stock may, under certain circumstances, have the right to elect two directors to our board of directors.
As of December 31, 2012, we are current on our preferred dividends.  However, in the event that we fail to pay dividends on the Series A Preferred Stock for an aggregate of six quarterly dividend periods or more, the authorized number of directors then constituting our board of directors may be increased by two.  Holders of the Series A Preferred Stock, together with the holders of any outstanding parity stock with like voting rights, referred to as voting parity stock, voting as a single class, will be entitled to elect the two additional members of our board of directors, referred to as the preferred stock directors, at the next annual meeting (or at a special meeting called for the purpose of electing the preferred stock directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.

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
The Company is not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, shares of common stock. Issuances of a substantial number of shares of common stock, or the expectation that such issuances might occur, including in connection with acquisitions by the Company, could materially adversely affect the market price of the shares of the common stock and could be dilutive to shareholders. Because the Company’s decision to issue common stock in the future will depend on market conditions and other factors, it cannot predict or estimate the amount, timing or nature of possible future issuances of its common stock. Accordingly, the Company’s shareholders bear the risk that future issuances will reduce the market price of the common stock and dilute their stock holdings in the Company.

There is a limited trading market for our common stock; it may be difficult to sell our shares after you have purchased them.
Our common stock is currently listed on the NASDAQ Capital Market under the symbol “VYFC.”  The volume of trading activity in our stock is relatively low when compared with larger companies listed on the NASDAQ Capital Market or other stock exchanges.  There is no assurance that a more active and liquid trading market for the common stock will exist in the future.  Consequently, shareholders may not be able to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.  In addition, we cannot predict the effect, if any, that future sales of the Company’s common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of the common stock.  Sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, could cause the price of the Company’s common stock to decline, or reduce the Company’s ability to raise capital through future sales of common stock.

The current economic conditions may cause volatility in the Company’s stock value.
In the current economic environment, the value of publicly traded stocks in the financial services sector has been volatile. However, even in a more stable economic environment the value of the Company’s common stock can be affected by a variety of factors such as expected results of operations, actual results of operations, actions taken by shareholders, news or expectations based on the performance of others in the financial services industry and expected impacts of a changing regulatory environment. These factors not only impact the value of our stock but could also affect the liquidity of the stock given the Company’s size, geographical footprint, and industry.

ITEM 1B.  UNRESOVLED STAFF COMMENTS.

The Company does not have any unresolved staff comments to report for the year ended December 31, 2012.

ITEM 2.  PROPERTIES.

Our main office is located in a seven-story office building at 36 Church Avenue, S.W., in downtown Roanoke, Virginia 24011, in which we lease six floors.  The lease on all floors terminates on December 31, 2014 with options to renew for two additional five-year terms at the end of the December 31, 2014 extension period.  The Company has entered into a land lease for its South Roanoke office.  The land lease has an initial lease term of twenty-five years with the option to renew for two additional twenty-five year periods.  The Company leases its Grandin Village office.  The lease has an initial term of five years with the option to renew for four additional five year periods.  We own our Starkey Road, Salem, Hershberger, Vinton, and Lewis Gale offices.  The Company’s ninth branch office is currently under construction with an anticipated opening date of September 1, 2013.  The Company leases its 419 Mortgage Office.  The lease has an initial term of five years with the option to renew for five additional five-year periods.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information. The Company is authorized to issue up to 10,000,000 shares of Common Stock, no par value, of which 4,792,361 shares were issued and outstanding and held of record by approximately 758 holders on the beneficial side and 406 shareholders on the registered side at March 1, 2013.

The Common Stock is quoted under the symbol VYFC on the NASDAQ Capital Market.   The quarterly high and low sales prices per share for the Common Stock as reported on NASDAQ during each quarter of the last two fiscal years and the common dividends declared during these periods were as follows:

	2012				2011
	3/31/12	6/30/12	9/30/12	12/31/12	3/31/11	6/30/11	9/30/11	12/31/11
High	$11.67	$8.85	$9.74	$10.50	$5.70	$5.20	$5.19	$5.00
Low	$4.53	$7.25	$8.01	$8.46	$3.13	$4.76	$4.35	$4.01
Dividends Declared	$0.00	$0.00	$0.035	$0.00	$0.00	$0.00	$0.00	$0.00

On January 31, 2013, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.035 per share, payable on March 1, 2013 to common shareholders of record February 15, 2013.

Dividends.  The amount of cash dividends we are permitted to pay to shareholders is limited by federal and state law, regulation and policy applicable to the Company and the Bank.   See “Item 1. Business – Supervision and Regulation – The Bank – Dividends.”  Additionally, the Series A Preferred Stock issuance completed to United States Treasury under the Capital Purchase Plan on December 12, 2008 is senior to the Company’s common stock. The Company is unable to pay any dividends on its common stock unless it is current in its dividend payments on the Series A Preferred Stock. The Company has the right to defer distributions on its Series A Preferred Stock for any period of time, during which time no dividends may be paid on its common stock. The Company is current in its dividend payments on the Series A Preferred Stock.  The dividends declared on the Preferred Stock also will reduce the net income to common shareholders and the Company’s earnings per common share.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data
(in thousands except per share data)

	2012	2011	2010	2009	2008
For the Year
Net interest income	$25,641	$24,310	$21,063	$19,824	$17,199
Noninterest income	5,290	4,009	2,793	3,222	2,411
Revenue, net of interest expense	30,931	28,319	23,856	23,046	19,610
Noninterest expense	21,508	20,175	17,918	16,816	14,034
Provision for loan losses	398	224	1,127	15,179	3,323
Tax provision (benefit)	2,536	2,232	1,318	(3,263)	577

Net income (loss)	$6,489	$5,688	$3,493	$(5,686)	$1,676

Preferred dividends and accretion of warrants	986	968	959	947	53
Net income (loss) to common shareholders	$5,503	$4,720	$2,534	$(6,633)	$1,623

Per Common Share
Basic net income (loss)	$1.16	$1.00	$0.54	$(1.42)	$0.35
Diluted net income (loss)	$1.14	$1.00	$0.54	$(1.42)	$0.35
Cash dividends declared	$0.035	$0.00	$0.00	$0.04	$0.14

At Year-End
Assets	$764,584	$773,504	$767,588	$713,725	$674,479
Securities	150,472	189,235	153,528	82,476	87,244
Loans, gross	541,953	508,586	544,294	571,021	553,046
Reserve for loan losses	(8,060)	(9,650)	(11,003)	(14,630)	(7,592)
Deposits	621,101	630,708	627,412	552,928	466,335
Securities under agreement to repurchase	19,745	18,646	17,296	21,304	35,693
FHLB Borrowings	38,000	43,000	48,000	68,000	80,000
Junior subordinated debentures	16,496	16,496	16,496	16,496	16,496
Total shareholders’ equity	64,231	60,113	53,928	51,539	58,505

Ratios
Return on average assets	0.83%	0.73%	0.46%	(0.81%)	0.27%
Return on average equity	10.31%	9.88%	6.49%	(10.03%)	3.87%
Dividend payout ratio	3.07%	0.00%	0.00%	(2.82%)	40.00%
Average equity to average assets	8.21%	7.44%	7.20%	8.17%	6.86%

Operating Revenue

The following table sets forth, for the two fiscal years ended December 31, 2012 and 2011, the percentage of total operating revenue contributed by each class of similar services which contributed 15 percent or more of total consolidated revenues of the Company during such periods.

Period	Class of Service	% of Total Revenues
December 31, 2012	Interest and fees on loans	73.88%
December 31, 2011	Interest and fees on loans	75.57%

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2012 and 2011. The purpose of this discussion is to focus on important factors affecting our financial condition and results of operations.  The discussion should be read in conjunction with the audited consolidated financial statements and related notes to assist in the evaluation of our 2012 performance.

Executive Overview
Valley Financial Corporation, a Virginia corporation, is a bank holding company based in Roanoke, Virginia.  Its principal subsidiary, Valley Bank, is also headquartered in Roanoke, Virginia.  The Company’s core businesses include commercial banking, retail and small business banking, consumer lending, mortgage banking, and wealth management services.  The Company has eight full-service financial centers serving the Roanoke Valley at December 31, 2012.

The Company provides convenient financial services through multiple channels in its primary banking market.  The Company has developed products and services designed to meet the needs of all consumers.  The Company focuses on attracting and retaining customers through providing customer service that “Exceeds Expectations”.  This strategy includes partnering with our clients while providing excellent service through branches that are open five days a week, automated teller machine (“ATM”) networks and telephone, internet and mobile banking.

The Company’s lending strategy is to originate high credit quality, primarily secured, loans.  The Company’s largest core lending business is its commercial real estate loan operation, which offers fixed and variable-rate loans and lines of credit secured by real estate properties.  These loans are generally made on local properties or to local customers within our market.

2012 has been a very good year for Valley Financial Corporation and our shareholders.  We produced a third consecutive year of record earnings, reinstated our quarterly cash dividend to our common stock shareholders and redeemed the first 10% of preferred stock held by the US Treasury through organic earnings.  Additionally, we were successful in increasing our outstanding loans by over $33 million, or 7% over the prior year, a significant achievement given the state of the current economic environment.  Select financial highlights are as follows:
•	Record net income of $6,489,000 and $1.14 per diluted share, producing a return on average total assets of 0.83% and annualized return on average shareholder’s equity of 10.31%.
•	Increase in loans outstanding of $33,367,000 or 7% over the prior year.
•	Increase in net interest margin of 18 basis points to 3.57% as compared to the 3.39% reported for 2011.
•	Noninterest income increased $1,281,000 or 32% as compared to the prior year. Excluding gains realized on sale of investments, noninterest income increased $1,107,000 or 37% for the year.
•
Excluding foreclosed asset expense (where OREO write-downs are recorded), noninterest expense increased just $299,000 or 2% when compared to the prior year.  Total noninterest expense increased $1,333,000 or 7% in 2012 as compared to 2011.

•	Book value per share increased 12% from $9.29 to $10.38 year over year.

At December 31, 2012, the Company’s total assets were $764.6 million, total loans stood at $542.0 million, total investments were $150.5 million, total deposits were $621.1 million and total shareholders' equity was $64.2 million. Compared with December 31, 2011, the Company’s total assets decreased $8.9 million or 1%, while total loans increased $33.4 million or 7% and total investments decreased $38.8 million or 20%.  Additionally, deposits decreased by $9.6 million or 2% and total equity increased $4.1 million or 7%.  While our total deposits have declined year over year, we are quite pleased with the continued shift in our overall deposit mix to more transactional accounts.  We achieved record annual growth in our noninterest bearing deposits of $22.7 million or 32% and ended the year at $94 million, prior to our deposit reclassification, representing roughly 15% of our total deposits.  (See Deposits for further information on this deposit reclassification program).  Our interest bearing and money market deposit accounts grew by $16.4 million.  These increases were purposely offset by a decline of $48.7 million in certificates of deposit.  These successful initiatives were the primary reasons for the significant increase in the Company’s net interest margin, as the Company’s average cost of funds during 2012 was 0.85%, down 32 basis points from the 1.17% reported last year, resulting in an increased net interest margin of 18 basis points to 3.57%. Additionally, we are quite pleased and encouraged by our 2012 loan growth as well as the strength and quality of our loan pipeline as we head into 2013.

The Company’s risk based capital levels improved as well, and remain well above regulatory standards for well-capitalized banks.  Tier 1 risk-based and total risk-based capital ratios were 13.5% and 14.8%, respectively, at December 31, 2012, improved from the 13.4% and 14.6% reported at December 31, 2011.   While our 2013 business plan includes the continuation of the quarterly cash dividend to common stockholders and quarterly TARP redemption payments, we remain committed to maintaining a strong capital position and decisions by our Board to make future dividend and redemption payments will be made based upon continued earnings performance.

Improving credit quality remains the primary focus of senior management.  The Company’s ratio of non-performing assets as a percentage of total assets decreased 24 basis points to 4.20% as compared to the 4.44% reported at September 30, 2012; however, this ratio increased 58 basis points as compared to 3.62% one year earlier.  In comparison to the prior year, nonaccrual loans have decreased by $1.5 million to $7.2 million; troubled debt restructurings have increased by $896,000 to $3.2 million; foreclosed assets have increased $4.3 million to $21.4 million and loans past due over 90 days and still accruing interest have increased $397,000 to $401,000.  Our ratio of non-performing assets to total assets remains higher than desired.  We implemented the first phase of a non-performing asset reduction strategy during the fourth quarter to position certain foreclosed assets for quick sale during the first half of 2013.  As a result, we wrote down certain properties by a total of $1.4 million during the fourth quarter.  These write-downs were determined by using liquidation factors of 25% - 35% based on the type of property and the date of the most recent appraisal (all of which had been appraised within the previous 12-month period) and were partially offset with $1.0 million in securities gains.  The second and final phase of this strategy will entail the sales of these properties during the first half of 2013.  We have already begun to see traction as we currently have five properties under contract at price levels that will not require any additional loss.  We anticipate three of the five contracts to close during the first quarter of 2013 and the other two are currently scheduled to close prior to June 30, 2013.

The ratio of allowance for loan losses (ALLL) as a percentage of total loans decreased from 1.90% at December 31, 2011 to 1.49% at December 31, 2012.  The reduction in ALLL year over year is primarily the result of a reduction in the level of Watch-List loans and a reduction in the level of impaired loans as well as the reduction and stabilization of historical charge-offs during the 8 quarter look-back period used for the allowance determination.  At December 31, 2012, the Company’s total reserves amounted to $8.1 million, of which $1.4 million are specific reserves on impaired loans and $6.7 million are general reserves to cover inherent risks in the loan portfolio based on the current economic environment.  Total reserves represented 112% of the non-accrual loan balances as of December 31, 2012.  We remain cautiously optimistic that asset quality will continue to improve and that our potential to achieve improved profitability will continue to be enhanced.

Our business plan for 2013 is broad based and focused on improving asset quality metrics, maintaining a strong capital position to allow for continued quarterly dividend payments on preferred and common stock as well as continued quarterly TARP redemption payments, loan growth, continued core deposit gathering, maintaining and improving our net interest margin, and non-interest income growth primarily driven by our mortgage banking and wealth management divisions.  Due to our higher than desired level of non-performing assets, we will be heavily focused on the execution of our non-performing asset reduction strategy, which began during the fourth quarter of 2012.  Our business plan for 2013 also includes the construction of our ninth banking office which will expand our Roanoke MSA franchise to the fast-growing Route 460 East corridor and portions of Botetourt County. We anticipate this new office to open in late summer.

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

Non-USGAAP Financial Measures

The Company measures the net interest margin as an indicator of profitability. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax-equivalent net interest income is considered in the calculation of this ratio. Tax-equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for 2012 and 2011 is 34%. The reconciliation of tax-equivalent net interest income, which is not a measurement under Accounting Principles Generally Accepted in the United States (“USGAAP”), to net interest income, is reflected in the table below.

In thousands	2012	2011
Net interest income, non tax-equivalent	$25,641	$24,310
Less: tax-exempt interest income	(531)	(576)
Add: tax-equivalent of tax-exempt interest income	805	873
Net interest income, tax-equivalent	$25,915	$24,607

Critical Accounting Estimates

General
The Company’s financial statements are prepared in accordance with USGAAP and with general practices within the banking industry.  In connection with the application of those principles, we have made judgments and estimates, which in the case of the determination of our allowance for loan losses, deferred tax assets, and foreclosed assets have been critical to the determination of our financial position and results of operations.

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

Allowance for Loan Losses
The Company considers the allowance for loan and lease losses of $8.1 million appropriate to cover losses incurred in the loan and lease portfolio as of December 31, 2012.  However, no assurance can be given that the Company will not in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, the Company’s ongoing credit review process or regulatory requirements, will not require significant changes in the allowance for loan and lease losses.  Among other factors, a continued economic slowdown and/or a decline in commercial or residential real estate values in the Company’s market may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

Foreclosed Assets
Foreclosed assets represent properties and equipment acquired through foreclosure or physical possession.  Appraisals are obtained at the time of foreclosure and any necessary write-downs to fair value at the time of transfer to foreclosed assets are charged to the allowance for loan losses.  Subsequent to foreclosure, we periodically evaluate the value of foreclosed assets held for sale and record an impairment charge for any subsequent declines in fair value less selling costs.  Subsequent declines in value are charged to operations.  Fair value is based on our assessment of information available to us at the end of a reporting period and depends upon a number of factors, including our historical loss experience, economic conditions, and issues specific to individual properties.  Our evaluation of these factors involves subjective estimates and judgments that may change.

Results of Operations

Net Income

2012 Compared to 2011
For the year ended December 31, 2012, the Company reported net income of $6.5 million compared to $5.7 million for last year, an increase of $801,000 or 14.1%.  After the dividend on preferred stock and accretion of discounts on warrants, net income available to common shareholders was $5.5 million, or $1.14 per diluted common share, as compared to $4.7 million, or $1.00 per diluted common share, for the last year.   The Company’s earnings for the year produced an annualized return on average total assets of 0.83% and an annualized return on average shareholder’s equity of 10.31% in comparison to 0.73% and 9.88% for 2011.  The book value of the Company’s common stock increased to $10.38 per share as of December 31, 2012, up 11.7% over the $9.29 per share book value as of a year earlier.

Net income for the three-month period ending December 31, 2012 was $1.3 million compared to net income of $1.8 million for the same period last year.  After deducting the dividends and discount accretion on preferred stock, net income available to common shareholders for the three-month period ended December 31, 2012 amounted to $1.0 million compared to $1.6 million for the same period last year. Diluted earnings per share for the three-month period ended December 31, 2012 were $0.21 compared to $0.33 for the fourth quarter of 2011.  Valley Financial’s earnings for the fourth quarter 2012 produced an annualized return on average total assets of 0.65% and an annualized return on average shareholders’ equity of 7.76% compared to an annualized return on average total assets of 0.94% and an annualized return on average shareholders’ equity of 12.13% for the fourth quarter 2011.

The following table shows our key performance ratios for the years ended December 31, 2012 and 2011:

Key Performance Ratios

	2012	2011
Return on average assets	0.83%	0.73%
Return on average equity (1)	10.31%	9.88%
Net interest margin (2)	3.57%	3.39%
Cost of funds	0.85%	1.17%
Yield on earning assets	4.41%	4.54%
Basic net earnings per share	$1.16	$1.00
Diluted net earnings per share	$1.14	$1.00

All percentage calculations are on an annualized basis.

1.	The calculation of return on average equity (“ROE”) excludes the effect of any unrealized gains or losses on investment securities available-for-sale.
2.	Calculated on a fully taxable equivalent basis (“FTE”).

2011 Compared to 2010
We reported net income of $5.7 million for the year ended December 31, 2011, compared to $3.5 million for 2010, an increase of $2.2 million or 62.9%.  After the dividend on preferred stock and accretion of discounts on warrants, net income available to common shareholders was $4.7 million, or $1.00 per diluted common share, as compared to $2.5 million, or $0.54 per diluted common share, for 2010.   The Company’s earnings for the year produced an annualized return on average total assets of 0.73% and an annualized return on average shareholder’s equity of 9.88% in comparison to 0.46% and 6.49% for 2010.  The book value of the Company’s common stock increased to $9.29 per share as of December 31, 2011, up 9.0% over the $8.45 per share book value as of a year earlier. Net income for the three-month period ending December 31, 2011 was $1.8 million compared to net income of $342,000 for the three-month period ending December 31, 2010.

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

2012 Compared to 2011
Net interest income for the year ended December 31, 2012 was $25.6 million, a $1.3 million, or 5.5%, increase when compared to the $24.3 million reported for 2011.   Our net interest margin increased by 18 basis points to 3.57% for the year ended December 31, 2012 as compared to 3.39% for last year.  The increase in net interest income and corresponding increase in net interest margin is primarily attributable to the reduction in funding costs.  The Company’s cost of funds was 0.85% during the 12-month period ended December 31, 2012, compared to 1.17% reported in the same period last year.  Increased noninterest bearing deposit balances coupled with decreased rates on our primary non-maturity deposit products and more aggressive pricing on time deposits have led to the decrease in funding costs.  The Company’s yield on earning assets was 4.41% during the 12-month period ended December 31, 2012, a decrease of 13 basis points from the 4.54% reported in the same period last year. The decline is attributable to both our loan and investment portfolios.  Our yield on loans decreased year over year by 18 basis points from 5.33% to 5.15% and our tax-equivalent yield on investments decreased by 44 basis points from 3.04% to 2.60%.  Net interest income for the quarter ended December 31, 2012 was $6.5 million, a $509,000 or 8.6% increase when compared to the $5.9 million for the fourth quarter of 2011.  Heading into 2013 we reduced certain deposit rates which we believe will allow for margin expansion at least through the 1st quarter of 2013; however the continued downward pressure we are seeing on asset yields may offset the decreased expense as the year progresses.

2011 Compared to 2010
Net interest income for the year ended December 31, 2011 was $24.3 million, a $3.2 million, or 15.2%, increase when compared to the $21.1 million reported for 2010.   Our net interest margin increased by 42 basis points to 3.39% for the year ended December 31, 2011 as compared to 2.97% for 2010.  The Company’s cost of funds was 1.17% during the 12-month period ended December 31, 2011, compared to 1.72% reported in 2010.  The Company’s yield on earning assets was 4.54% during the 12-month period ended December 31, 2011, a decrease of 10 basis points from the 4.64% reported in the same period in 2010. While our yield on loans increased year over year by 7 basis points from 5.26% to 5.33%, our tax-equivalent yield on investments decreased by 67 basis points from 3.71% to 3.04%, resulting in the overall declining yield on earning assets for the year.  Net interest income for the quarter ended December 31, 2011 was $5.9 million, a $0.1 million increase when compared to the $5.8 million for the fourth quarter of 2010.

The following table presents the major categories of interest-earning assets, interest-bearing liabilities and shareholders’ equity with corresponding average balances, related interest income or expense, and resulting yields and rates for the periods indicated. Where appropriate income categories and yields have been adjusted in the table to their fully taxable equivalent basis.

NET INTEREST INCOME AND AVERAGE BALANCES (1)

	2012			2011			2010
In thousands	Average Balance	Interest Income/ Expense	Average Yield/Rate	Average Balance	Interest Income/ Expense	Average Yield/Rate	Average Balance	Interest Income/ Expense	Average Yield/Rate

Assets
Interest-earning assets:
Loans (2) (5)	$528,906	$27,325	5.15%	$519,840	$27,733	5.33%	$554,396	$29,184	5.26%
Investment securities
Taxable	162,360	3,799	2.34%	155,172	4,295	2.77%	94,745	3,171	3.35%
Nontaxable (3)	14,915	805	5.40%	14,768	873	5.91%	13,623	853	6.26%
Money market investments	17,260	39	0.23%	36,838	84	0.23%	56,404	127	0.23%

Total interest-earning assets	723,441	31,968	4.41%	726,618	32,985	4.54%	719,168	33,335	4.64%

Other Assets:
Reserve for loan losses	(8,923)			(10,354)			(12,543)
Cash and due from banks	6,815			6,279			6,891
Premises and equipment, net	7,814			7,616			7,572
Other assets	50,933			47,188			35,092

Total assets	$780,080			$777,347			$756,180

Interest-bearing liabilities
Savings, NOW and MMA	$390,613	$2,290	0.58%	$377,637	$3,765	1.00%	$304,147	$4,712	1.55%
Time deposits	165,978	1,961	1.18%	190,474	2,687	1.41%	237,344	4,296	1.81%
Repurchase agreements	17,714	49	0.28%	15,541	42	0.27%	17,340	44	0.25%
Federal funds purchased and overnight borrowings from discount window	190	1	0.52%	14	0	0.00%	47	0	0.00%
Trust preferred	16,496	395	2.39%	16,496	377	2.29%	16,496	376	2.28%
FHLB borrowings	42,563	1,357	3.18%	49,575	1,507	3.04%	64,794	2,554	3.94%

Total interest-bearing liabilities	633,554	6,053	0.95%	649,737	8,378	1.29%	640,168	11,982	1.87%

Noninterest-bearing liabilities
Demand deposits	78,796			65,938			58,344
Total interest-bearing liabilities and demand deposits	712,350	6,053	0.85%	715,675	8,378	1.17%	698,512	11,982	1.72%

Other liabilities	4,883			4,034			3,864

Total liabilities	717,233			719,709			702,376

Shareholders’ Equity, exclusive of unrealized gains/losses on AFS securities	62,847			57,638			53,804

Total liabilities and shareholders’ equity	$780,080			$777,347			$756,180

Net interest income		$25,915			$24,607			$21,353

Net interest margin (4)			3.57%			3.39%			2.97%

Legends for the table are as follows:

(1)	Averages are daily averages.
(2)	Loan interest income includes loan fees of $0.1 million, $0.2 million and $0.4 million for the years ended 2012, 2011 and 2010, respectively.
(3)	Nontaxable interest income is adjusted to its fully taxable equivalent basis using a federal tax rate of 34 percent.
(4)	The net interest margin is calculated by dividing net interest income (tax equivalent basis) by average total earning assets.
(5)	Non-accrual loans are included in the above yield calculation.

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

RATE/VOLUME ANALYSIS

In thousands	2012 compared to 2011			2011 compared to 2010
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on interest-earning assets:
Loans	$423	$(831)	$(408)	$(1,850)	$399	$(1,451)
Investment securities:
Taxable	212	(708)	(496)	1,542	(418)	1,124
Nontaxable	9	(77)	(68)	60	(40)	20
Money market investments	(44)	(1)	(45)	(45)	2	(43)

Total interest earned on interest-earning assets	600	(1,617)	(1,017)	(293)	(57)	(350)

Interest paid on interest-bearing liabilities:
Savings, NOW, and money markets	134	(1,609)	(1,475)	1,992	(2,939)	(947)
Time deposits	(318)	(408)	(726)	(760)	(849)	(1,609)
Trust preferred securities	0	17	17	0	1	1
Repurchase agreements	6	1	7	(5)	3	(2)
Federal funds and overnight borrowings	0	1	1	0	0	0
FHLB borrowings	(221)	72	(149)	(530)	(517)	(1,047)

Total interest paid on interest-bearing liabilities	(399)	(1,926)	(2,325)	697	(4,301)	(3,604)

Change in net interest income	$999	$309	$1,308	$(990)	$4,244	$3,254

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

Management endeavors to control the exposures to changes in interest rates by understanding, reviewing and making decisions based on its risk position.  The corporate asset/liability management committee is responsible for these decisions.  The committee operates under management policies defining guidelines and limits on the level of acceptable risk.  These policies are approved by the Boards of Directors of the Company and its banking subsidiary.  The Company primarily uses the securities portfolios and FHLB advances to manage its interest rate risk position.  Additionally, pricing, promotion and product development activities are directed in an effort to emphasize the loan and deposit term or repricing characteristics that best meet current interest rate risk objectives.  At present, the Company does not have any off-balance sheet instruments.

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

The base net interest income simulation performed at December 31, 2012, assumes interest rates are unchanged for the next twelve months.  The simulation then assumes that rates are shocked up and down across a 400 bps range in 100 bps increments.  The simulation analysis results are presented in the table below.  These results, as of December 31, 2012, indicate that the Company would expect net interest income to increase over the next twelve months by 7% assuming an immediate upward shift in market interest rates of 200 basis points and to increase by 2% if rates shifted downward in the same manner.  The Company was asset sensitive at December 31, 2012 as simulation results indicate that net interest income would increase in an upward rate environment.  The Company’s risk position is within the guidelines set by policy.

	Change in Net Interest Income
Change in Yield Curve:	Percentage	Amount (in thousands)
+200 basis points	7%	1,871
+100 basis points	3%	768
Level – Base Case	0%	0
-100 basis points	2%	481
-200 basis points	2%	604

Economic Value of Equity
The Economic Value of Equity (EVE) analysis provides information on the risk inherent in the balance sheet that might not be taken into account in the simulation analysis due to the shorter time horizon used in that analysis.  The EVE of the balance sheet is defined as the discounted present value of expected asset cash flows minus the discounted present value of expected liability cash flows.  The economic value simulation uses instantaneous rate shocks to determine the expected cash flows in various rate scenarios.  The resulting percentage change in EVE is an indication of the longer term repricing risk and options embedded in the balance sheet.   The EVE analysis results are presented in the table below.  These results as of December 31, 2012 indicate that EVE would decrease 7% assuming an immediate upward shift in market interest rates of 200 basis points and increase 36% if rates shifted downward in the same manner.  The Company’s risk position is within the guidelines set by policy.

	Change in EVE
Change in Yield Curve:	Percentage	Amount (in thousands)
+200 basis points	(7%)	(4,763)
+100 basis points	(3%)	(1,929)
Level – Base Case	0%	0
-100 basis points	22%	15,136
-200 basis points	36%	25,480

Derivative Financial Instruments
For asset/liability management purposes, we may use interest rate swap agreements to hedge interest rate risk exposure to declining rates.  Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. At December 31, 2012 and 2011 the Company did not have any derivative agreements related to interest rate hedging in place.

Noninterest Income
	2012 vs. 2011
In thousands	2012	2011	%
Service charges on deposits	$1,599	$1,403	14.0
Mortgage banking-related fees	688	301	128.6
Brokerage fee income	768	450	70.7
Other operating income	1,044	838	24.6
Total noninterest income before realized gains on sale of securities	4,099	2,992	37.0

Realized gains on sale of securities	1,191	1,017	17.1
Total noninterest income	$5,290	$4,009	32.0

Noninterest income increased $1.3 million or 32% for the year ended December 31, 2012 compared to the same period last year.  Excluding gains taken on the sale of securities, noninterest income improved $1.1 million or 37%, led by the Company’s mortgage and wealth management divisions. As noted in the table above, mortgage fee income increased $387,000 or 129% while brokerage fee income increased $318,000 or 71% year over year.  Additionally, the Company’s service charge income also increased by $196,000 or 14% in comparison to the prior year.

Total noninterest income increased $1.2 million or 43.5% for the year ending December 31, 2011 as compared to December 31, 2010.  The increase when comparing 2011 to 2010 is attributable to the $1.0 million in gains on the sale of available for sale (“AFS”) securities realized in 2011 as compared to $0 realized in 2010.  Absent these gains, non-interest income increased $199,000 or 7.1% as compared to 2010.  For 2011, noninterest income increased in all categories from year to year; however, the most notable increases were in mortgage banking-related fees and brokerage fee income due to a greater emphasis on growing our noninterest income through these items.

Noninterest Expense
	2012 vs. 2011
In thousands	2012	2011	%
Compensation expense	$10,840	$9,188	18.0
Occupancy and equipment expense	1,630	1,545	5.5
Data processing expense	1,294	1,072	20.7
Insurance expense	1,077	2,283	(52.8)
Professional fees	908	1,450	(37.4)
Foreclosed asset expenses, net	2,616	1,582	65.4
Other operating expenses	3,143	3,055	2.9
Total noninterest expense	$21,508	$20,175	6.6

Non-interest expense for year ended December 31, 2012 totaled $21.5 million, up $1.3 million or 7% as compared to the prior year, due primarily to the first phase of the non-performing asset reduction strategy implemented during the fourth quarter.  The Company’s efficiency ratio for 2012 was 68.2%, as compared to 69.8% for the last year.  Specific items to note are as follows:
•
Compensation expense increased by $1.7 million as a result of equity and merit increases for all employees which went into effect January 1, 2012, increased commissions in our Mortgage and Valley Wealth Management areas and increased incentive and profit sharing and bonuses based upon the Company’s record performance;

•
Net foreclosed asset expense increased by $1.0 million or 65% due to the implementation of the non-performing asset reduction strategic initiative to position certain OREO assets for quick sale in the first six months of 2013;

•	Data processing expense increased $222,000 or 21% due to increased online banking usage and the addition of new fraud prevention software for monitoring customer transactions;
•
Insurance expense decreased $1.2 million or 53% due to a reduction in the FDIC assessment rate applicable to the Bank and professional fees decreased $542,000 or 37% due to the litigation settlement that occurred during 2011; and

•
Occupancy and equipment expense increased by $85,000 or 6% due to increased rental expenses as a result of our expansion of office space in our downtown location and the new  Mortgage Office at The Shoppes at West Village.

Absent foreclosed asset expense, our operating costs increased only slightly year over year by approximately $300,000, or just 2%.  With our business expansion, including the recent opening of our new Mortgage Office and the planned 2013 opening of our Bonsack Branch, certain operating costs will continue to rise during 2013.   However, we anticipate these increases will be more than offset by a significant reduction in foreclosed asset expenses as we complete our non-performing asset reduction strategy.

Noninterest expense for the year ended December 31, 2011 increased by a total of $2.3 million or 12.6% over the same period in 2010, from $17.9 million to $20.2 million.   Factors contributing to the increase included:
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

Income Taxes
For the year ended December 31, 2012, the Company recorded $2.5 million of expense resulting in an effective tax rate of 28.1% compared to an income tax expense of $2.2 million or 28.2% in 2011.   The tax preference items such as tax exempt interest income and income from BOLI are relatively comparable for 2012 and 2011.  These preference items have the effect of reducing income tax expense during a year in which income is recognized, which reduces income tax expense in relation to pretax earnings, thus reducing the effective rate.

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

The allowance for loan losses was $8.1 million and $9.6 million as of December 31, 2012 and 2011, respectively.  The ratio of the allowance for loan losses to total loans outstanding was approximately 1.49% at December 31, 2012, which compares to approximately 1.90% of total loans at December 31, 2011 (see Note 4 to the Consolidated Financial Statements).  These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions.  A total of $1.4 million in specific reserves was included in the balance of the allowance for loan losses as of December 31, 2012 for impaired loans, which compares to a total of $2.1 million as of December 31, 2011.   We believe the allowance for loan losses is adequate to provide for expected losses in the loan portfolio, but there are no assurances that it will be.

The following table represents the Company’s activity in its allowance for loan losses:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

In thousands	2012	2011	2010	2009	2008
Balance at January 1	$9,650	$11,003	$14,630	$7,592	$4,883
Recoveries:
Commercial	6	2	24	42	58
Commercial real estate	-	7	48	-	-
Residential real estate	-	50	97	1	-
Real estate construction	2	0	3	-	-
Loans to individuals	19	11	11	3	-
Total Recoveries	27	70	183	46	58
Charged off loans:
Commercial	160	58	922	2,612	165
Commercial real estate	-	61	353	790	252
Residential real estate	1,154	222	1,089	1,363	43
Real estate construction	695	1,250	2,525	3,337	189
Loans to individuals	6	56	48	85	23
Total Loans Charged-Off	2,015	1,647	4,937	8,187	672
Net charge-offs	1,988	1,577	4,754	8,141	614
Provision for Loan Losses	398	224	1,127	15,179	3,323
Balance at December 31	$8,060	$9,650	$11,003	$14,630	$7,592

Ratio of allowance for loan losses to total loans outstanding at end of year	1.49%	1.90%	2.02%	2.56%	1.37%
Ratio of net charge-offs to average loans outstanding during the period	0.38%	0.31%	0.86%	1.41%	0.12%

The balance in the allowance and the allowance as a percentage of loans decreased during 2012 when compared to 2011 due to the following:
•
The Company experienced a $15.1 million reduction in its level of Watch-List loans from 2011 to 2012 and a $9.2 million reduction in its level of impaired loans.  The Company continues to work through the problem loan portfolio through successful resolution, charge-offs and foreclosures.

•
The Company’s historical loss factors declined significantly at December 31, 2012 as compared to December 31, 2011 due to the reduction and stabilization of historical charge-offs during the 8 quarter look-back period used for the allowance determination.  As a result, the reserve requirement for the historical valuation section of the allowance calculation decreased by approximately $1.0 million at the low end of the range and $1.8 million at the high end of the range.

•	The Company decreased its risk assessment from high to medium for the current industry conditions risk factor as a result of the continued improving trends in the banking industry.

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

The following table summarizes the allocation for loan losses for the five years ended December 31, 2012.  The percentage in the table below refers to the percent of loans outstanding in each category to total loans at the years ended.

In thousands	2012		2011		2010		2009		2008
	$	%	$	%	$	%	$	%	$	%

Commercial	1,377	17.1	1,666	17.3	1,882	17.1	2,209	15.1	1,414	18.6
Commercial real estate	3,894	48.3	4,892	50.7	5,303	48.2	6,555	44.8	3,097	40.8
Real estate construction	620	7.7	685	7.1	1,166	10.6	2,238	15.3	1,199	15.8
Residential real estate	2,107	26.1	2,325	24.1	2,553	23.2	3,511	24.0	1,804	23.8
Loans to individuals	62	0.8	82	0.8	99	0.9	117	0.8	78	1.0

Total Allowance	8,060	100.0	9,650	100.0	11,003	100.0	14,630	100.0	7,592	100.0

Non-Performing Assets

Non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing, restructured loans and foreclosed assets.  A loan will be placed on nonaccrual status when collection of all principal or interest is deemed unlikely.  A loan will be placed on nonaccrual status automatically when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of being collected.  In this case, the loan will continue to accrue interest despite its past due status.

Foreclosed assets represent properties and equipment acquired through foreclosure or physical possession.  Appraisals are obtained at the time of foreclosure and any necessary write-downs to fair value at the time of transfer to foreclosed assets are charged to the allowance for loan losses.

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

The Company’s ratio of non-performing assets as a percentage of total assets increased 58 basis points to 4.20% as of December 31, 2012, as compared to 3.62% as of December 31, 2011.  In comparison to the prior year, nonaccrual loans have decreased by $1.5 million to $7.2 million; troubled debt restructurings have increased by $896,000 to $3.2 million; foreclosed assets have increased $4.3 million to $21.4 million and loans past due over 90 days and still accruing interest have increased $397,000 to $401,000.  Net charge-offs for the year ended December 31, 2012 amounted to $2.0 million in comparison to $1.6 million for the year ended December 31, 2011.

Our ratio of non-performing assets to total assets remains higher than desired.  As noted earlier, we implemented the first phase of a non-performing asset reduction strategy during the fourth quarter to position certain foreclosed assets for quick sale during the first half of 2013.  As a result, we wrote down certain properties by a total of $1,353,000 during the fourth quarter.  These write-downs were determined by using liquidation factors of 25% - 35% based on the type of property and the date of the most recent appraisal (all of which had been appraised within the previous 12-month period) and were partially offset with $1,033,000 in securities gains.  The second and final phase of this strategy will entail the sales of these properties during the first half of 2013.  We have already begun to see traction as we currently have five properties under contract at price levels that will not require any additional loss.  We anticipate three of the five contracts to close during the first quarter of 2013 and the other two are currently scheduled to close prior to June 30, 2013.
For the year ended December 31, 2011, our non-performing assets to total assets ratio decreased from 3.98% at December 31, 2010 to 3.62%.  Net charge-offs for the year ended December 31, 2011 amounted to $1.6 million in comparison to $4.8 million for the year ended December 31, 2010.

Non-performing assets for the five years ended December 31, 2012 are detailed as follows:

In thousands	2012	2011	2010	2009	2008
Nonaccrual loans	$7,185	$8,638	$12,242	$28,568	$9,532
Loans past due 90 days or more and still accruing interest	401	4	2,244	24	57
Troubled Debt Restructurings	3,201	2,305	0	0	0
Total nonperforming loans	10,787	10,947	14,486	28,592	9,589

Foreclosed, repossessed and idled properties	21,364	17,040	16,081	2,513	424
Total non-performing assets	$32,151	$27,987	$30,567	$31,105	$10,013

If the non-accrual loans disclosed above had performed in accordance with their original terms, additional interest income in the amount of $329,000 and $550,000 would have been recorded for the years ended December 31, 2012 and December 31, 2011, respectively.   See Note 4 to the Consolidated Financial Statements for a discussion of the Company’s impaired loans, which are those loans identified by the Company in which it is determined to be probable that the borrower will not make interest and principal payments according to the contract terms of the loan.

Financial Condition

Total assets at December 31, 2012 were $764.6 million, down $8.9 million or 1.2% from $773.5 million at December 31, 2011.  The principal components of the Company’s assets at the end of the period were $124.2 million in securities available-for-sale, $26.3 million in securities held-to-maturity and $542.0 million in gross loans.  Total assets at December 31, 2011 were $773.5 million, up $5.9 million or 0.8% from $767.6 million at December 31, 2010.  The principal components of the Company’s assets at the end of the period were $160.5 million in securities available-for-sale, $28.8 million in securities held-to-maturity and $508.6 million in gross loans.

While our total deposits have declined year over year, we are quite pleased with the continued shift in our overall deposit mix to more transactional accounts.  We achieved record annual growth in our noninterest bearing deposits of $22.7 million or 32%, while our interest bearing and money market deposit accounts grew by $16.4 million.  These increases were offset by a decline of $48.7 million in certificates of deposit.  These successful initiatives were the primary reasons for the significant increase in the Company’s net interest margin. Additionally, we are quite pleased and encouraged by our 2012 loan growth as well as the strength and quality of our loan pipeline as we head into 2013.

Total liabilities at December 31, 2012 were $700.4 million, down from $713.4 million at December 31, 2011, a decrease of $13.0 million or 1.8%.  Deposits decreased $9.6 million or 1.5% to $621.1 million from the $630.7 million level at December 31, 2011.  Total liabilities at December 31, 2011 were $713.4 million, down from $713.7 million at December 31, 2010, a decrease of $300,000.  Deposits increased $3.3 million or 0.5% to $630.7 million from the $627.4 million level at December 31, 2010.

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

2012 Compared to 2011
Investment securities (available for sale and held to maturity) at December 31, 2012 were $150.5 million, a decrease of $38.7 million or 20.5% from their level of $189.2 million at December 31, 2011.  The decrease is attributable to $146.1 million in proceeds from maturities, calls and principal pay-downs and $2.4 million in net premium amortization, offset by purchases of $108.6 million and $1.2 million in net gains on sold securities.  See Note 3 to the Consolidated Financial Statements.

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

AVAILABLE FOR SALE INVESTMENT PORTFOLIO

	December 31, 2012		December 31, 2011		December 31, 2010
In thousands	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values

U.S. Government and federal agency	$5,016	$5,131	$2,770	$2,772	$6,892	$6,820
Government-sponsored enterprises	34,138	34,080	38,748	38,842	34,695	33,497
Mortgage-backed securities	51,856	52,507	98,836	99,490	76,724	76,211
Collateralized mortgage obligations	10,537	10,659	15,280	15,390	13,599	14,131
States and political subdivisions	21,956	21,843	3,990	3,971	15,680	15,235

Total securities available for sale	$123,503	$124,220	$159,624	$160,465	$147,590	$145,894

HELD TO MATURITY INVESTMENT PORTFOLIO

	December 31, 2012		December 31, 2011		December 31, 2010
In thousands	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values

U.S. Government and federal agency	$8,258	$8,638	$8,981	$9,141	$0	$0
Mortgage-backed securities	231	247	346	371	573	603
Collateralized mortgage obligations	1,644	1,740	2,555	2,681	3,707	3,859
States and political subdivisions	16,119	17,166	16,888	17,530	3,354	3,406

Total securities held to maturity	$26,252	$27,791	$28,770	$29,723	$7,634	$7,868

The following table presents the maturity ranges of securities available-for-sale and held-to maturity as of December 31, 2012 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION

	Available for Sale			Held to Maturity
In thousands	Amortized Costs	Fair Value	Yield	Amortized Costs	Fair Value	Yield
U.S. Government and federal agency:
After five but within ten years	$3,040	$3,064	2.13%	$4,482	$4,660	3.44%
After ten years	1,976	2,067	2.70%	3,776	3,978	3.21%
Government-sponsored enterprises:
After five but within ten years	20,168	20,175	1.55%	0	0	n/a
After ten years	13,970	13,905	3.12%	0	0	n/a
Obligations of states and subdivisions:
Less than one year	0	0	n/a	300	309	3.75%
After one but within five years	5,602	5,579	1.83%	299	302	4.05%
After five but within ten years	5,193	5,162	2.17%	3,816	4,064	4.06%
After ten years	11,161	11,102	3.21%	11,704	12,491	4.57%
Mortgage-backed securities	51,856	52,507	1.88%	231	247	4.65%
Collateralized mortgage obligations	10,537	10,659	1.86%	1,644	1,740	5.58%
Total	$123,503	$124,220		$26,252	$27,791

Total Securities by Maturity Period *
Less than one year	$0	$0		$300	$309
After one but within five years	5,602	5,579		299	302
After five but within ten years	28,401	28,401		8,298	8,724
After ten years	27,107	27,074		15,480	16,469
Mortgage-backed securities	51,856	52,507		231	247
Collateralized mortgage obligations	10,537	10,659		1,644	1,740
Total by Maturity Period	$123,503	$124,220		$26,252	$27,791

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

Loan Portfolio
Our total gross loans were $542.0 million at December 31, 2012, an increase of $33.4 million or 6.6% from the $508.6 million reported one year earlier.  Our ratio of total loans to total funding sources, excluding the Federal Reserve Discount Window, (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and trust preferred securities) stood at 77.9% at December 31, 2012 and 71.7% at December 31, 2011. Management seeks to maintain the ratio of loans to funding sources at or below 90%.  In addition to the funding sources noted above, at December 31, 2012 the Company has a secured line of credit with the Federal Reserve Discount Window for $47.6 million.

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

The following table summarizes the loan portfolio by category for the five years ended December 31, 2012.

	LOAN PORTFOLIO SUMMARY
In thousands	2012		2011		2010		2009		2008
	$	%	$	%	$	%	$	%	$	%
Commercial	92,512	17.1	87,711	17.2	92,809	17.1	86,436	15.1	103,036	18.6
Commercial real estate	261,724	48.2	257,578	50.7	261,969	48.0	255,527	44.8	225,317	40.8
Construction real estate	41,690	7.7	36,081	7.1	57,865	10.6	87,409	15.3	87,376	15.8
Residential real estate	141,598	26.1	122,450	24.1	126,657	23.3	136,651	23.9	131,384	23.8
Consumer*	4,154	0.8	4,314	0.8	4,707	0.9	4,643	0.8	5,663	1.0
Deferred loan costs, net	275	0.1	452	0.1	287	0.1	355	0.1	270	0.0
Total loans	541,953	100.0	508,586	100.0	544,294	100.0	571,021	100.0	553,046	100.0

*  Does not include those secured by real estate which are included in the Residential real estate categories

The following table presents maturity information (based upon interest rate repricing dates) on the loan portfolio based upon scheduled repayments at December 31, 2012.

In thousands	Due within One Year	Due One to Five Years	Due After Five Years	Total
Commercial	$71,036	$20,389	$1,087	$92,512
Commercial real estate	68,859	133,016	59,849	261,724
Real estate construction	34,418	4,781	2,491	41,690
Residential real estate	30,600	52,071	58,927	141,598
Loans to individuals	1,593	2,362	199	4,154
Deferred loan costs, net	275	0	0	275
Total loans	$206,781	$212,619	$122,553	$541,953

The following table presents maturity information based upon contractual terms and scheduled repayments at December 31, 2012.

In thousands	Due One to Five Years	Due After Five Years	Total
Fixed	$143,112	$98,709	$241,821
Variable	69,507	23,844	93,351
Total loans	$212,619	$122,553	$335,172

Higher Risk Loans
Certain types of loans, such as option ARM products, interest-only loans, subprime loans, and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  We do not offer option ARM, interest-only, or subprime mortgage loans.

Junior-lien mortgages can also be considered higher risk loans and our junior lien portfolio currently consists of balances totaling $22.8 million (4.2% of total portfolio) at December 31, 2012.  Loans included in this category that were initially made with high loan-to-value ratios of 100% or greater have current balances totaling $1.6 million at December 31, 2012.  Over the past eight years, we have experienced charge-offs totaling $831,000 in junior lien mortgages.

Bank Owned Life Insurance
We have purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s Supplemental Executive Retirement Plan (“SERP”) and other employee benefit costs including health insurance, dental insurance, life insurance, and 401(k) employer match.  Bank owned life insurance was $18.2 million at December 31, 2012, an increase of $1.6 million over the $16.6 million reported as of December 31, 2011.  The increase is due to the $641,000 increase in the cash surrender value of the life insurance contracts recorded as income and new premiums purchased totaling $1.0 million.

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

The following table summarizes our total deposits for the three years ended December 31, 2012:

In thousands	2012		2011		2010
	$	%	$	%	$	%
Time deposits	125,580	20.2	174,335	27.6	211,268	33.7
Interest bearing & money market	314,254	50.6	307,515	48.8	269,648	43.0
Savings	156,978	25.3	130,955	20.8	128,728	20.5
Total interest bearing deposits	596,812	96.1	612,805	97.2	609,644	97.2
Noninterest demand & official checks (1)	24,289	3.9	17,903	2.8	17,768	2.8
Total deposits	621,101	100.0	630,708	100.0	627,412	100.0

(1)
We utilize a deposit reclassification program which restructures interest and noninterest transaction accounts so that a portion of the balance in each account is actually maintained in a linked savings sub-account.  The savings portion of the combined account is not subject to the 10% reserve that is required for checking balances, therefore the overall daily cash reserve requirement for the Federal Reserve is reduced.  Without this product our deposits would have been:

In thousands	2012		2011		2010
	$	%	$	%	$	%
Time deposits	125,580	20.2	174,335	27.6	211,268	33.7
Interest bearing & money market	362,962	58.4	352,020	55.8	316,676	50.4
Savings	38,213	6.2	32,746	5.2	40,660	6.5
Total interest bearing deposits	526,755	84.8	559,101	88.6	568,604	90.6
Noninterest demand & official checks	94,346	15.2	71,607	11.4	58,808	9.4
Total deposits	621,101	100.0	630,708	100.0	627,412	100.0

We experienced tremendous growth in core deposits over the last three years from customers who prefer dealing with a local, established community bank.  As a result, our reliance on time deposits has significantly declined from 33.7% at the end of 2010 to just 20.2% at the end of 2012.

The following table summarizes average deposits for the three years ended December 31, 2012:

In thousands	2012		2011		2010
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Interest bearing deposits:
NOW accounts	$55,383	0.5%	$53,738	0.8%	$57,438	1.6%
Money market accounts	298,952	0.6%	288,193	1.1%	210,091	1.5%
Savings	36,279	0.5%	35,705	0.8%	36,618	1.6%
Time deposits > = $100,000	87,323	1.2%	85,945	1.5%	99,099	1.7%
Other time deposits	78,656	1.2%	104,530	1.3%	138,245	1.9%
Total Interest bearing deposits	556,592	0.8%	568,111	1.1%	541,491	1.7%
Demand deposits	78,796	0.0%	65,938	0.0%	58,344	0.0%
Total average deposits	635,388	0.7%	$634,049	1.0%	$599,835	1.5%

The following table presents the maturity schedule of certificates of deposit of $100,000 or more as of December 31, 2012.

In thousands	2012
Three months or less	$20,082
Over three through six months	9,569
Over six through 12 months	10,215
Over 12 months	22,154
Total	$62,020

Short-Term Borrowings
Total short-term borrowings (federal funds purchased and securities sold under agreements to repurchase) increased by $1.0 million from their level of $18.7 million at December 31, 2011 to a total of $19.7 million as of December 31, 2012. Those balances were exclusively from our commercial sweep program as federal funds purchased totaled $0 as of December 31, 2012 and 2011, respectively.

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

The Company had outstanding short-term debt with the FHLB in the amount of $10.0 million at December 31, 2012, a decrease of $5.0 million from the $15.0 million reported as of December 31, 2011.  The $10.0 million advance is a fixed rate credit with an interest rate of 0.23% that matures on January 3, 2013.  See the liquidity section for further information on the preceding borrowing.

The Company had outstanding long-term debt with the FHLB in the amount of $28.0 million as of December 31, 2012 and 2011, respectively. See Footnote 10 of the Company’s Consolidated Financial Statements for more information on the long-term FHLB advances.

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

In thousands	2012	2011
Commitments to extend credit	$134,202	$119,097
Standby letters of credit	12,247	11,540
Total	$146,449	$130,637

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

Total shareholders’ equity at December 31, 2012 was $64.2 million, an increase of $4.1 million or 6.9% over the $60.1 million at December 31, 2011.  The increase was primarily attributable to net income of $6.5 million, partially offset by the $1.6 million in preferred stock redemptions and the $1.0 million in preferred and common dividends declared.  Total shareholders’ equity at December 31, 2011 was $60.1 million, an increase of $6.2 million or 11.5% over the $53.9 million level at December 31, 2010.  The increase was primarily attributable to net income of $5.7 million and an increase in net unrealized gains on AFS securities of $1.7 million, partially offset by the $1.4 million in preferred dividends declared.  See table below for details of the change in shareholders’ equity:

Shareholders’ Equity (in thousands)
	12/31/12	12/31/11
Balance, beginning of year	$60,113	$53,928
Net income	6,489	5,688
Redemption of preferred stock	(1,600)	0
Issuance and amortization of restricted stock grants and stock options	243	112
Tax benefit recognized on restricted stock units’ vesting	43	0
Dividends declared on common stock	(166)	0
Dividends declared on preferred stock	(801)	(1,401)
Net transfers of holding gains to held-to-maturity securities	0	118
Net gains (losses) on available-for-sale securities	(82)	1,675
Net holding gains amortization on securities transferred to held-to-maturity	(8)	(7)
Balance, end of year	$64,231	$60,113

The Company’s current 2013 business plan incorporates continued quarterly preferred stock redemptions of similar amounts throughout the year.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  As of December 31, 2012 and 2011, the Company and the subsidiary bank met all minimum capital adequacy requirements to which they were subject and were categorized as “well capitalized”.  These capital amounts and ratios are incorporated by reference to Note 18 of the consolidated financial statements herein.

Liquidity
One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity.  Liquidity measures our ability to meet our maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for customers’ credit needs.  Liquidity represents a financial institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.  We sell excess funds overnight to provide an immediate source of liquidity and as of December 31, 2012 we had a total of $9.7 million in overnight funds at the Reserve Bank.   Liquid assets maintained in interest bearing accounts averaged $17.3 million in 2012 compared to an average of $36.8 million during 2011.  The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The secondary liquidity source for both short-term and long-term borrowings consists of a secured line of credit from the FHLB.  At December 31, 2012, the line of credit had $38.0 million outstanding under a total available line of $84.9 million.  Borrowings from the FHLB are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral.  Additionally, we have an established line of credit with the Reserve Bank’s Discount Window that had no outstanding balance under a total available line of $47.6 million at December 31, 2012.  Borrowings from the FRB Discount Window are secured by a collateral agreement on a pledged portion of the Bank’s commercial and real estate construction collateral.

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

Impact of Inflation
The consolidated financial statements and notes thereto presented herein have been prepared in accordance with USGAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, nearly all the assets and liabilities of the Company and the Bank are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of changes in the general rate of inflation and changes in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as do the prices of goods and services. Management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Valley Financial Corporation
Roanoke, Virginia

We have audited the consolidated balance sheets of Valley Financial Corporation and subsidiaries (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Valley Financial Corporation and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis. LLC

Richmond, Virginia
March 15, 2013

VALLEY FINANCIAL CORPORATION
Consolidated Balance Sheets
(In 000s, except share data)

Assets	December 31, 2012	December 31, 2011
Cash and due from banks	$9,576	$8,428
Interest bearing deposits	10,227	22,296
Total cash and cash equivalents	19,803	30,724

Securities available for sale	124,220	160,465
Securities held to maturity (fair value 12/31/12: $27,791; 12/31/11: $29,723)	26,252	28,770
Loans, net of allowance for loan losses, 12/31/12: $8,060; 12/31/11: $9,650	533,893	498,936
Foreclosed assets	21,364	17,040
Premises and equipment, net	8,291	7,491
Bank owned life insurance	18,206	16,565
Accrued interest receivable	2,434	2,401
Other assets	10,121	11,112
Total assets	$764,584	$773,504

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$24,289	$17,903
Interest bearing deposits	596,812	612,805
Total deposits	621,101	630,708

Securities sold under agreements to repurchase	19,745	18,646
FHLB borrowings	38,000	43,000
Junior subordinated debentures	16,496	16,496
Accrued interest payable	337	533
Other liabilities	4,674	4,008
Total liabilities	700,353	713,391

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; 14,419 shares issued and outstanding at December 31, 2012 and 16,019 shares issued and outstanding at December 31, 2011	14,256	15,661
Common stock, no par value; 10,000,000 shares authorized; 4,760,095 shares issued and outstanding at December 31, 2012 and 4,711,123 shares issued and outstanding at December 31, 2011	23,940	23,654
Retained earnings	25,458	20,131
Accumulated other comprehensive income	577	667
Total shareholders' equity	64,231	60,113
Total liabilities and shareholders' equity	$764,584	$773,504
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Income Statements
(In 000s, except share and per share data)

	2012	2011
Interest income
Interest and fees on loans	$27,325	$27,733
Interest on securities - taxable	3,799	4,295
Interest on securities - nontaxable	531	576
Interest on deposits in banks	39	84
Total interest income	31,694	32,688
Interest expense
Interest on deposits	4,251	6,452
Interest on borrowings	1,802	1,926
Total interest expense	6,053	8,378
Net interest income	25,641	24,310
Provision for loan losses	398	224
Net interest income after provision for loan losses	25,243	24,086
Noninterest income
Service charges on deposit accounts	1,599	1,403
Mortgage fee income	688	301
Brokerage fee income, net	768	450
Realized gain on sale of securities	1,191	1,017
Other income	1,044	838
Total noninterest income	5,290	4,009
Noninterest expense
Compensation expense	10,840	9,188
Occupancy and equipment expense	1,630	1,545
Data processing expense	1,294	1,072
Insurance expense	1,077	2,283
Professional fees	908	1,450
Foreclosed asset expense, net	2,616	1,582
Other operating expense	3,143	3,055
Total noninterest expense	21,508	20,175
Income before income taxes	9,025	7,920
Income tax expense	2,536	2,232
Net income	$6,489	$5,688
Preferred dividends and accretion of discounts on warrants	986	968
Net income available to common shareholders	$5,503	$4,720
Earnings per share
Basic earnings per common share	$1.16	$1.00
Diluted earnings per common share	$1.14	$1.00
Weighted average common shares outstanding	4,740,229	4,704,238
Diluted average common shares outstanding	4,838,017	4,736,622
Dividends declared per common share	$0.035	$-
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(In 000s)

	2012	2011
Net Income	$6,489	$5,688
Other comprehensive income ("OCI"):
Unrealized gains on securities:
Unrealized holding gains arising during period	1,067	3,555
Tax related to unrealized gains	(363)	(1,209)
Reclassification adjustment for gains included in net income	(1,191)	(1,017)
Tax related to realized gains	405	346
Holding gains on securities transferred to HTM from AFS:
Holding gains transferred into OCI during period	-	118
Holding gains amortized during period	(12)	(11)
Tax related to amortized holding gains	4	4
Total other comprehensive income	(90)	1,786
Total comprehensive income	$6,399	$7,474

See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Shareholders' Equity
(In 000s)

	2012	2011
Preferred Stock
Balance, beginning of year	$15,661	$15,494
Preferred stock accretion	195	167
Redemptions	(1,600)	-
Balance, end of year	14,256	15,661

Common stock, no par value
Balance, beginning of year	23,654	23,542
Issuance and amortization of restricted stock grants and options	243	112
Tax benefit recognized on restricted stock unit's vesting	43	-
Balance, end of year	23,940	23,654

Retained Earnings
Balance, beginning of year	20,131	16,011
Net income	6,489	5,688
Dividends declared on preferred stock	(801)	(1,401)
Dividends declared on common stock	(166)	-
Preferred stock accretion	(195)	(167)
Balance, end of year	25,458	20,131

Accumulated other comprehensive income (loss)
Balance, beginning of year	667	(1,119)
Other comprehensive income	(90)	1,786
Balance, end of year	577	667
Total shareholders' equity	$64,231	$60,113

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(In 000s)
	2012	2011
Cash flows from operating activities
Net income	$6,489	$5,688
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	398	224
Depreciation and amortization of bank premises, equipment and software	717	720
Net amortization of bond premiums/discounts	2,430	1,780
Stock compensation expense	212	112
Net gains on sale of securities	(1,191)	(1,017)
Net losses and impairment writedowns on foreclosed assets and premises	1,807	1,103
Increase in value of life insurance contracts	(641)	(590)
Decrease in other assets	1,163	4,450
Increase in other liabilities	470	85
Net cash and cash equivalents provided by operating activities	11,854	12,555
Cash flows from investing activities
Purchases of bank premises, equipment and software	(1,550)	(460)
Purchases of securities available-for-sale	(108,619)	(141,995)
Purchases of securities held-to-maturity	-	(3,787)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	143,636	107,154
Proceeds from maturities, calls, and paydowns of securities held-to-maturity	2,417	3,944
Proceeds from sale of foreclosed assets	531	3,623
Purchases of bank owned life insurance	(1,000)	(1,500)
Capitalized costs related to foreclosed assets	(1,337)	(1,321)
(Increase) decrease in loans, net	(40,852)	29,954
Net cash and cash equivalents used in investing activities	(6,774)	(4,388)
Cash flows from financing activities
Increase in non-interest bearing deposits	6,386	135
Increase (decrease) in interest bearing deposits	(15,993)	3,161
Proceeds from borrowings	10,000	10,000
Principal repayments of borrowings	(15,000)	(15,000)
Increase in securities sold under agreements to repurchase	1,099	1,350
Net proceeds from issuance of common stock	31	-
Redemptions of preferred stock	(1,600)	-
Tax benefit realized on restricted stock units vesting	43	-
Cash dividends paid	(967)	(1,401)
Net cash and cash equivalents used in financing activities	(16,001)	(1,755)
Net increase (decrease) in cash and cash equivalents	(10,921)	6,412

Cash and cash equivalents at beginning of period	30,724	24,312
Cash and cash equivalents at end of period	$19,803	$30,724

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Cash Flows (Continued)
(In 000s)

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$6,249	$8,903
Cash paid during the period for income taxes	$2,986	$1,335
Noncash financing and investing activities
Reclassification of available-for-sale securities to held-to-maturity portfolio	$-	$21,245
Transfer of loans to foreclosed property	$5,320	$4,341
Transfer of foreclosed property to loans	$283	$784
See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

Note 1.  Organization and Summary of Significant Accounting Policies

Valley Bank (“the Bank”) provides traditional commercial banking services concentrated primarily in the Roanoke Valley of Virginia.  However, the Bank does not currently offer trust services.  As a state chartered, Federal Reserve member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve.  The Bank opened for business on May 15, 1995 at its main office in the City of Roanoke, opened its second office on September 11, 1995 in the County of Roanoke, its third office on January 15, 1997 in the City of Roanoke, its fourth office in the City of Salem on April 5, 1999, its fifth office in the City of Roanoke on May 7, 2001, its sixth office in County of Roanoke on May 20, 2002, its seventh office in the City of Roanoke on December 8, 2003, and its eighth office in the City of Roanoke on May 9, 2005.  Additionally, the Bank opened its wealth management subsidiary, Valley Wealth Management Services, Inc., in the City of Roanoke on June 23, 2005 and its Mortgage Office at 3565 Electric Road, SW, Suite J in Roanoke County on October 28, 2012.

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

The determination of the allowance for loan losses and the valuation of real estate are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.  Management believes that, as of December 31, 2012 the allowance for loan losses and the valuation of real estate are adequate based on information currently available.  A worsening or protracted economic decline or substantial increase in interest rates would increase the likelihood of losses due to credit and market risks and could create the need for substantial increases in the allowance for loan losses.

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

Basis of Presentation
The accounting and reporting policies of the Company, the Bank, and the Company’s unconsolidated Statutory Trusts as discussed in Note 10, conform to accounting principles generally accepted in the United States of America and to accepted practices within the banking industry. The following is a description of the more significant accounting policies:

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

Cash and Cash Equivalents
For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks" and “interest-bearing deposits”.

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
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

financial condition and near term prospects of the issuer, and (iii) the intent and the ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Company, through its banking subsidiary, is a member of the Federal Reserve Bank and the Federal Home Loan Bank and is required to hold stock in each institution.  These equity securities are restricted from trading and are recorded in other assets at a cost of $4.2 million and $4.9 million at December 31, 2012 and 2011, respectively.  These are considered cost basis securities for which the associated cost approximates fair value.

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
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

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
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

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
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

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

Interest Rate Swap Agreements
For asset/liability management purposes, the Company may use interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts.  Interest rate swaps are contracts in which a series of cash flows from interest are exchanged over a prescribed period, based upon a notional amount.  The notional amount on which the interest payments are based is not exchanged.  These swap agreements are derivative instruments and generally convert a portion of the Company’s variable-rate loans to a fixed rate (cash flow hedge), and convert a portion of its fixed-rate loans to a variable rate (fair value hedge). Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  In addition, forwards and option contracts must reduce an exposure’s risk, and for hedges of anticipatory transactions, the significant terms and characteristics of the transaction must be identified and the transactions must be probable of occurring.  All derivative financial instruments held or issued by the Company are held or issued for purposes other than trading.  Cash flows resulting from derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.  At December 31, 2012 and 2011 the Company did not have any derivative agreements related to interest rate hedging in place.

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

Recent Accounting Pronouncements
In January 2013, the FASB amended the Balance Sheet topic of the ASC to address implementation issues about the scope of ASU No. 2011-11 related to disclosures about offsetting assets and liabilities. The amendments clarify that the ASU only applies to certain derivatives accounted for in accordance the Derivatives and Hedging topic of the ASC, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement.  The amendments are effective for reporting periods beginning on or after January 1, 2013.  The Company does not expect these amendments to have a material effect on its financial statements.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

The FASB amended the Comprehensive Income topic of the ASC in February 2013.  The amendments addresses reporting of amounts reclassified out of accumulated other comprehensive income.  Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  The amendments will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. Early adoption is permitted.  The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2.  Restrictions on Cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average reserve balances.  The daily cash reserve requirement for the week including December 31, 2012 was $313, which was met by cash on hand.  The daily cash reserve requirement for the week including December 31, 2011 was $238, which was met by cash on hand.

As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance.  The target balance as of December 31, 2012 and December 31, 2011 was $250.

Note 3.  Securities

The carrying values, unrealized gains, unrealized losses, and approximate fair values of available-for-sale and held-to-maturity investment securities at December 31, 2012 are shown in the tables below. As of  December 31, 2012, investments (including both available-for-sale and held-to-maturity) and restricted equity securities with amortized costs and fair values of $71,802 and $73,714 respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale (“AFS”) as of December 31, 2012 and 2011, respectively, were as follows:

	Amortized	Unrealized	Unrealized
December 31, 2012	Cost	Gains	Losses	Fair Values
U.S. Government and federal agency	$5,016	$115	$-	$5,131
Government-sponsored enterprises *	34,138	79	(137)	34,080
Mortgage-backed securities	51,856	696	(45)	52,507
Collateralized mortgage obligations	10,537	135	(13)	10,659
States and political subdivisions	21,956	53	(166)	21,843
	$123,503	$1,078	$(361)	$124,220

December 31, 2011
U.S. Government and federal agency	$2,770	$2	$-	$2,772
Government-sponsored enterprises *	38,748	131	(37)	38,842
Mortgage-backed securities	98,836	836	(182)	99,490
Collateralized mortgage obligations	15,280	125	(15)	15,390
States and political subdivisions	3,990	-	(19)	3,971
	$159,624	$1,094	$(253)	$160,465

* Such as FNMA, FHLMC and FHLB.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity (“HTM”) as of December 31, 2012 and 2011, respectively, were as follows:

	Amortized	Unrealized	Unrealized
December 31, 2012	Cost	Gains	Losses	Fair Values
U.S. Government and federal agency	$8,258	$380	$-	$8,638
Mortgage-backed securities	231	16	-	247
Collateralized mortgage obligations	1,644	96	-	1,740
States and political subdivisions	16,119	1,047	-	17,166
	$26,252	$1,539	$-	$27,791

December 31, 2011
U.S. Government and federal agency	$8,981	$160	$-	$9,141
Mortgage-backed securities	346	25	-	371
Collateralized mortgage obligations	2,555	126	-	2,681
States and political subdivisions	16,888	653	(11)	17,530
	$28,770	$964	$(11)	$29,723

The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $1,607 and $1,520, respectively, as of December 31, 2012.  The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $2,358 and $2,472, respectively, as of December 31, 2011.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

The following tables present the maturity ranges of securities available-for-sale and held-to-maturity as of  December 31, 2012 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

Investment Portfolio Maturity Distribution

	Available-for-Sale			Held-to-Maturity
	Amortized	Fair		Amortized	Fair
In thousands	Costs	Value	Yield	Costs	Value	Yield
U.S. Government and federal agency:
After five but within ten years	$3,040	$3,064	2.13%	$4,482	$4,660	3.44%
After ten years	1,976	2,067	2.70%	3,776	3,978	3.21%
Government-sponsored enterprises:
After five but within ten years	20,168	20,175	1.55%	-	-	-
After ten years	13,970	13,905	3.12%	-	-	-
Obligations of states and subdivisions:
Less than one year	-	-	-	300	309	3.75%
After one but within five years	5,602	5,579	1.83%	299	302	4.05%
After five but within ten years	5,193	5,162	2.17%	3,816	4,064	4.06%
After ten years	11,161	11,102	3.21%	11,704	12,491	4.57%
Mortgage-backed securities	51,856	52,507	1.88%	231	247	4.65%
Collateralized mortgage obligations	10,537	10,659	1.86%	1,644	1,740	5.58%
Total	$123,503	$124,220		$26,252	$27,791

Total Securities by Maturity Period
Less than one year	$-	$-		$300	$309
After one but within five years	5,602	5,579		299	302
After five but within ten years	28,401	28,401		8,298	8,724
After ten years	27,107	27,074		15,480	16,469
Mortgage-backed securities*	51,856	52,507		231	247
Collateralized mortgage obligations*	10,537	10,659		1,644	1,740
Total by Maturity Period	$123,503	$124,220		$26,252	$27,791

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

The following tables detail unrealized losses and related fair values in the Bank’s available-for-sale and held-to-maturity investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2012 and 2011, respectively.

Temporarily Impaired Securities in AFS Portfolio

In thousands	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
December 31, 2012	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Government-sponsored enterprises	$16,930	$(137)	$-	$-	$16,930	$(137)
Mortgage-backed securities	7,630	(45)	-	-	7,630	(45)
Collateralized mortgage obligations	2,921	(13)	9	-	2,930	(13)
States and political subdivisions	13,205	(166)	-	-	13,205	(166)
	$40,686	$(361)	$9	$-	$40,695	$(361)

December 31, 2011
Government-sponsored enterprises	$10,558	$(30)	$2,993	$(7)	$13,551	$(37)
Mortgage-backed securities	42,828	(182)	-	-	42,828	(182)
Collateralized mortgage obligations	6,884	(14)	16	(1)	6,900	(15)
States and political subdivisions	3,971	(19)	-	-	3,971	(19)
	$64,241	$(245)	$3,009	$(8)	$67,250	$(253)

There were no securities with unrealized losses in the HTM portfolio at December 31, 2012.

Temporarily Impaired Securities in HTM Portfolio

In thousands	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
December 31, 2011	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
States and political subdivisions	$1,005	$(11)	$-	$-	$1,005	$(11)
	$1,005	$(11)	$-	$-	$1,005	$(11)

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based upon this evaluation at December 31, 2012, there is one security in the portfolio with unrealized losses for a period greater than 12 months.  This specific security has a fair value of $9 with an unrealized loss position of less than $0.5 and therefore is deemed immaterial.  We have analyzed each individual security for Other Than Temporary Impairment (“OTTI”) purposes by reviewing delinquencies, loan-to-value ratios, and credit quality and concluded that all unrealized losses presented in the tables above are not related to an issuer’s financial condition but are due to changes in the level of interest rates and no declines are deemed to be other than temporary in nature.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

Gross proceeds on the sale of securities were $70,081 in 2012, with $1,318 of gross gains realized and $127 of gross losses realized.  Gross proceeds on the sale of securities were $45,922 in 2011, with $1,152 of gross gains realized and $135 of gross losses realized.

Note 4.  Loans and Allowance for Loan and Lease Losses

The major components of loans in the consolidated balance sheets at December 31, 2012 and 2011 are as follows:

In thousands	12/31/2012	12/31/2011
Commercial	$92,512	$87,711
Real estate:
Commercial real estate	261,724	257,578
Construction real estate	41,690	36,081
Residential real estate	141,598	122,450
Consumer	4,154	4,314
Deferred loan fees, net	275	452
Gross loans	541,953	508,586

Allowance for loan losses	(8,060)	(9,650)
Net loans	$533,893	$498,936

Substantially all one-four family residential and commercial real estate loans collateralize the line of credit available from the Federal Home Loan Bank and substantially all commercial and construction loans collateralize the line of credit with the Federal Reserve Bank of Richmond Discount Window.  The aggregate amount of deposit overdrafts that have been reclassified as loans and included in the consumer category in the above table as of December 31, 2012 and 2011, respectively, was $49 and $74, respectively.

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate market or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus income producing loans. At December 31, 2012, approximately 44% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties and 50% was secured by income-producing properties.

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
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

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

	2012	2011
Balances at beginning of year	$20,150	$24,531
Advances	44,263	21,830
Repayments	(25,933)	(26,211)
Balances at end of year	$38,480	$20,150

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following schedule is an aging of past due loans receivable by portfolio segment as of December 31, 2012 and 2011, respectively:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

In thousands	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days, Accruing
December 31, 2012
Commercial	$-	$396	$1,009	$1,405	$91,107	$92,512	$-
Commercial real estate
Owner occupied	185	466	408	1,059	112,852	113,911	-
Income producing	389	3,339	-	3,728	126,202	129,930	-
Multifamily	-	-	-	-	17,883	17,883	-
Construction real estate
1 - 4 Family	-	-	72	72	21,481	21,553	-
Other	-	-	4,233	4,233	14,680	18,913	-
Farmland	-	-	-	-	1,224	1,224	-
Residential real estate
Equity Lines	48	669	462	1,179	27,104	28,283	400
1 - 4 Family	612	50	659	1,321	104,892	106,213	-
Junior Liens	25	-	-	25	7,077	7,102	-
Consumer
Credit Cards	22	8	1	31	1,225	1,256	1
Other	-	5	3	8	2,890	2,898	-
Deferred loan fees, net	-	-	-	-	275	275	-
Total	$1,281	$4,933	$6,847	$13,061	$528,892	$541,953	$401

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
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

The increase in loans 60-89 days past due is primarily driven by four relationships.  Three of the four, representing $4.2 million of the loans in this category, are also carried as impaired at December 31, 2012.  As such, individual loss exposure analysis has been performed and there is no identifiable loss exposure on these loans at December 31, 2012.  The one home equity loan past due > 90 days and accruing at December 31, 2012 was curtailed with a principal payment of $50 during January 2013, and all accrued interest was paid in full.

Nonaccrual Loans.  Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. Loans will be placed on nonaccrual status automatically when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection.  In this case, the loan will continue to accrue interest despite its past due status.  When interest accrual is discontinued, all unpaid accrued interest is reversed and any subsequent payments received are applied to the outstanding principal balance. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The following is a schedule of loans receivable, by portfolio segment, on nonaccrual status as of December 31, 2012 and 2011, respectively:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

In thousands	December 31, 2012	December 31, 2011
Commercial	$1,498	$2,183
Commercial real estate
Owner occupied	408	1,013
Income producing	-	808
Construction real estate
1 - 4 Family	73	471
Other	4,233	3,713
Residential real estate
Equity Lines	62	64
1 - 4 Family	863	334
Junior Liens	45	49
Consumer
Other	3	3
Total	$7,185	$8,638

Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $329 during the year ended December 31, 2012 and $550 during the year ended December 31, 2011.  There were six restructured loans totaling $3,201 at December 31, 2012 and there were twelve restructured loans totaling $2,305 at December 31, 2011.

Impaired Loans.  Impaired loans are identified by the Company as loans in which it is determined to be probable that the borrower will not make interest and principal payments according to the contract terms of the loan.  In determining impaired loans, our credit administration department reviews past-due loans, examiner classifications, Bank classifications, and a selection of other loans to provide evidence as to whether the loan is impaired.  All loans rated as substandard are evaluated for impairment by the Bank’s Allowances for Loan and Lease Losses (“ALLL”) Committee.  Once classified as impaired, the ALLL Committee individually evaluates the total loan relationship, including a detailed collateral analysis, to determine the reserve appropriate for each one.  Any potential loss exposure identified in the collateral analysis is set aside as a specific reserve (valuation allowance) in the allowance for loan and lease losses.  If the impaired loan is subsequently resolved and it is determined the reserve is no longer required, the specific reserve will be taken back into income during the period the determination is made.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans as of December 31, 2012 and 2011, respectively, are set forth in the following table:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2012
With no related allowance:
Commercial	$2,527	$2,796	$-	$2,959	$94
Commercial real estate
Owner occupied	9,503	9,503	-	10,698	672
Income producing	4,627	4,627	-	3,000	179
Multifamily	-	-	-	-	-
Construction real estate
1 - 4 Family	798	1,047	-	1,363	46
Other	2,467	4,892	-	3,218	90
Farmland	179	179	-	182	13
Residential real estate
Equity Lines	551	555	-	569	24
1 - 4 Family	6,429	6,694	-	6,300	279
Junior Liens	-	-	-	-	-
Consumer
Credit Cards	-	-	-	-	-
Other	16	16	-	18	-
Total loans with no allowance	$27,097	$30,309	$-	$28,307	$1,397

With an allowance recorded:
Commercial	94	106	10	120	-
Construction real estate
1 - 4 Family	-	-	-	-	-
Other	2,566	8,139	1,338	2,566	-
Farmland	-	-	-	-	-
Residential real estate
1 - 4 Family	-	-	-	-	-
Junior Liens	45	48	11	49	-
Total loans with an allowance	$2,705	$8,293	$1,359	$2,735	$-

Total:
Commercial	2,621	2,902	10	3,079	94
Commercial real estate	14,130	14,130	-	13,698	851
Construction real estate	6,010	14,257	1,338	7,329	149
Residential real estate	7,025	7,297	11	6,918	303
Consumer	16	16	-	18	-
Totals	$29,802	$38,602	$1,359	$31,042	$1,397

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
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
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

Cash basis interest income on impaired loans was $1,375 for the year ended December 31, 2012 and $1,708 for the year ended December 31, 2011.

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
For the Years Ended December 31, 2012 and 2011
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

Risk Rated 8
Doubtful – an asset classified as doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  Possibility of loss is extremely high, but because of certain important and reasonably specific factors that may work to the advantage and strengthening of the exposure, its classification as an estimated loss is deferred until its more exact status may be determined.  The Company’s practice is to charge-off the portion of the loan amount determined to be doubtful in the quarter that the determination is made if the repayment of the loan is collateral dependent.

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

As of December 31, 2012 and 2011, respectively, and based on the most recent analysis performed at those dates, the risk category of loans and leases is as follows:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

Internal Risk Rating Grades
In thousands	1-4	5	6	7
December 31, 2012
Commercial	$26,134	$61,980	$1,736	$2,662
Commercial real estate
Owner occupied	36,195	62,662	2,557	12,497
Income producing	14,253	99,055	6,329	10,293
Multifamily	10,103	7,780	-	-
Construction real estate
1 - 4 Family	3,176	14,902	1,864	1,611
Other	-	9,489	2,505	6,919
Farmland	233	326	487	178
Totals	$90,094	$256,194	$15,478	$34,160

Total:
Commercial	26,134	61,980	1,736	2,662
Commercial real estate	60,551	169,497	8,886	22,790
Construction real estate	3,409	24,717	4,856	8,708
Totals	$90,094	$256,194	$15,478	$34,160

December 31, 2011
Commercial	$29,554	$49,325	$3,659	$5,173
Commercial real estate
Owner occupied	27,917	64,408	3,058	18,086
Income producing	15,710	100,994	10,924	2,513
Multifamily	8,613	5,355	-	-
Construction real estate
1 - 4 Family	2,125	4,871	1,489	2,686
Other	1,426	8,881	3,610	9,630
Farmland	-	345	833	185
Totals	$85,345	$234,179	$23,573	$38,273

Total:
Commercial	29,554	49,325	3,659	5,173
Commercial real estate	52,240	170,757	13,982	20,599
Construction real estate	3,551	14,097	5,932	12,501
Totals	$85,345	$234,179	$23,573	$38,273

There are no loans classified as 8 or 9 as of December 31, 2012 or 2011, respectively.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

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

Risk Based on Payment Activity	Performing		Non-Performing
In thousands	12/31/2012	12/31/2011	12/31/2012	12/31/2011
Residential real estate
Equity Lines	$28,221	$30,341	$62	$64
1 - 4 Family	105,350	86,818	863	334
Junior Liens	7,057	4,844	45	49
Consumer
Credit Cards	1,256	1,351	-	4
Other	2,895	2,956	3	3
Totals	$144,779	$126,310	$973	$454

Total:
Residential real estate	140,628	122,003	970	447
Consumer	4,151	4,307	3	7
Totals	$144,779	$126,310	$973	$454

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
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

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

Historical Valuation
Historical valuation allowances are calculated based on the historical loss experience of specific types of loans at the time they were charged-off. The Company uses a rolling 8-quarter analysis to determine its historical loss ratio for the specific pool. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the average balance of loans in the pool for the respective quarter. The loss factors used at December 31, 2012 and 2011, respectively, are as follows:

	12/31/12	12/31/11
Commercial	0.03%	0.66%
Commercial real estate - Owner occupied	0.00%	0.28%
Commercial real estate - Income producing	0.00%	0.10%
Commercial real estate - Multifamily	0.18%	0.71%
Construction real estate - 1-4 Family	0.01%	0.54%
Construction real estate - Other	3.86%	5.04%
Construction real estate - Farmland	0.00%	0.00%
Residential real estate - Equity lines	0.07%	0.72%
Residential real estate - 1-4 Family	0.33%	0.68%
Residential real estate - Junior Liens	0.00%	2.08%
Consumer & credit cards	0.70%	1.33%
Loans held for sale	0.00%	0.00%

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

As can be seen from the above table, the loss factors reduced significantly in all categories at December 31, 2012 as compared to December 31, 2011.  This is due to the reduction and stabilization of historical charge-offs during the 8-quarter look-back period.  As a result, the reserve requirement for the historical valuation section of the allowance calculation decreased by approximately $1.8 million at the high end of the range.  This significant reduction, coupled with changes in the Company’s environmental factors as noted below, has enabled the Company to reduce the general reserves required during this time period.

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

The Company’s range for our environmental factors at December 31, 2012 remains constant with the prior year with the exception of the trends in volume of loans.  Due to the increased volume of new loans during the past 12 months, management decided to change this environmental factor to reflect loan growth over a one-year period versus a three-year period.  As such, the loss factors associated with this environmental factor were modified as well.  Additionally, during 2012 management decreased its risk assessment from high to medium for the current industry conditions risk factors as a result of the continued improving trends in the banking industry.  All impaired loans are excluded from this calculation as they are individually evaluated in the specific valuation section as described above.  The loss factors are multiplied by the loan balances related to each environmental factor at quarter-end.  Therefore for example, only commercial real estate balances are used in the determination for the estimated loss for the commercial real estate devaluation factor.  As described in the historical valuation section, the Company applies the historical loss ratios to balances of all loans within each category to establish a high range allowance.  The Company applies the historical loss ratios to loan balances carrying risk ratings of 5 and higher to establish the low range allowance for this factor. The general valuation factors used at December 31, 2012 and 2011 are as follows:

	12/31/12		12/31/11
	Low	High	Low	High
Levels and trends in credit quality	0.20%	0.30%	0.20%	0.30%
Trends in volume of loans	1.00%	1.50%	0.00%	0.10%
Experience, ability, and depth of lending management and staff	0.00%	0.05%	0.00%	0.05%
Local economic trends and conditions	0.25%	0.35%	0.25%	0.35%
Credit concentration risk	0.00%	0.05%	0.00%	0.05%
Current industry conditions/general economic conditions	0.05%	0.10%	0.10%	0.15%
Commercial Real Estate Devaluation	0.15%	0.25%	0.15%	0.25%
Residential Real Estate Devaluation	0.15%	0.25%	0.15%	0.25%
Credit concentration risk - large relationships > $8 Million	0.60%	0.90%	0.60%	0.90%

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

	Beginning				Ending
In thousands	Balance	Charge-offs	Recoveries	Provision	Balance
December 31, 2012
Commercial	$1,113	$(160)	$6	$(510)	$449
Commercial real estate	3,725	-	-	(542)	3,183
Construction real estate	4,052	(1,154)	-	(93)	2,805
Residential real estate	732	(695)	2	1,554	1,593
Consumer	28	(6)	19	(11)	30
Total	$9,650	$(2,015)	$27	$398	$8,060

Due to the increased past dues, substandard and nonperforming residential real estate loans at December 31, 2012 as compared to December 31, 2011, the Company has reallocated a portion of its allowance for loan losses from the commercial, commercial real estate and construction real estate categories.  This reallocation is further supported by the decreased past dues and watch list loans in the commercial, commercial real estate and construction real estate unimpaired portfolios.

As of December 31, 2012 and 2011, loans individually and collectively evaluated for impairment, by loan portfolio segment, and the corresponding allowance are as follows:

	Individually Evaluated for Impairment
	12/31/2012		12/31/2011
In thousands	Allowance	Total Loans	Allowance	Total Loans
Commercial	$10	$2,621	$79	$4,539
Commercial real estate	-	14,130	-	17,075
Construction real estate	1,338	6,010	1,890	9,066
Residential real estate	11	7,025	130	8,273
Consumer	-	16	-	15
Total	$1,359	$29,802	$2,099	$38,968

	Collectively Evaluated for Impairment
	12/31/2012		12/31/2011
In thousands	Allowance	Total Loans	Allowance	Total Loans
Commercial	$439	$89,891	$1,034	$83,172
Commercial real estate	3,183	247,594	3,725	240,503
Construction real estate	1,467	35,680	2,162	27,015
Residential real estate	1,582	134,573	602	114,177
Consumer	30	4,138	28	4,299
Unallocated	-	275	-	452
Total	$6,701	$512,151	$7,551	$469,618

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

Troubled Debt Restructurings

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances.  Loan modifications that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification.  The loans included in all loan classes as TDRs at December 31, 2012 had either an interest rate modification or a deferral of principal payments, which we consider to be a concession.  All loans designated as TDRs were modified due to financial difficulties experienced by the borrower.

The following table provides information about TDRs identified during the specified periods and those loans, if any, identified as TDRs within the prior 12-month timeframe that subsequently defaulted.  There were no new TDRs identified during the fourth quarter of 2012 or 2011.  Additionally, there were no TDR defaults during the specified periods.

	For the twelve months ended
In thousands	December 31, 2012				December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment		Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	-	$-	$-		1	$192	$192
Construction real estate	1	4,496	2,369	(1)	3	935	1,004
Residential real estate	-	-	-		7	963	995
Total	1	$4,496	$2,369		11	$2,090	$2,191

(1)	The $2,217 principal reduction was refinanced into an existing performing loan with collateral coverage consistent with policy guidelines.

Note 5.  Foreclosed Assets

Foreclosed assets are carried at the lower of carrying value or fair value less selling costs.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  The following table summarizes the activity in foreclosed assets for the twelve-month periods ended December 31, 2012 and 2011, respectively:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

	12/31/2012	12/31/2011
Balance, beginning of period	$17,040	$16,081
Additions	5,320	4,341
Capitalized items	1,337	1,321
Sales	(531)	(3,623)
Impairment writedowns	(1,717)	(931)
Gain (loss)	(85)	(149)
Balance, end of period	$21,364	$17,040

Note 6.  Earnings Per Common Share

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options. The following tables summarize earnings per share and the shares utilized in the computations for the years ended December 31, 2012 and 2011, respectively:

	Net Income
	Available to Common	Weighted Average
	Shareholders (000s)	Common Shares	Per Share Amount
Year-to-date, December 31, 2012
Basic earnings per common share	$5,503	4,740,229	$1.16
Effect of dilutive stock options	-	41,639
Effect of dilutive stock warrants	-	56,149
Diluted earnings per common share	$5,503	4,838,017	$1.14

Year-to-date, December 31, 2011
Basic earnings per common share	$4,720	4,704,238	$1.00
Effect of dilutive stock options	-	32,384
Effect of dilutive stock warrants	-	-
Diluted earnings per common share	$4,720	4,736,622	$1.00

Note 7.  Premises and Equipment

Components of premises and equipment and total accumulated depreciation and amortization as of December 31, 2012 and 2011 are as follows:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

	2012	2011
Land and improvements	$2,704	$2,704
Buildings	4,184	4,168
Furniture, fixtures, and equipment	5,545	4,691
Leasehold improvements	2,311	1,777
Construction in progress	168	151
	14,911	13,491
Less accumulated depreciation	(6,620)	(6,000)
Premises and Equipment, net	$8,291	$7,491

Depreciation expense for the years ended December 31, 2012 and 2011 amounted to $656 and $643, respectively.

The Company currently leases under non-cancelable operating leases its main office location, one additional branch location in the City of Roanoke, the land for its South Roanoke office and the office suite for its mortgage office.  Rental expenses under operating leases were approximately $569 and $520 for 2012 and 2011 respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2012 were as follows:

Year	Amount
2013	$561
2014	563
2015	183
2016	185
2017	169
Thereafter	1,876
Total	$3,537

Note 8.  Federal Home Loan Bank Stock

Restricted stock, which represents a required investment in the common stock of a correspondent bank, is carried at cost, and as of December 31, 2012 and December 31, 2011, included the common stock of the FHLB, which is included in other assets.   Restricted stock totaled $4.2 million at December 31, 2012 and $4.9 million at December 31, 2011.

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

The FHLB of Atlanta neither provides dividend guidance prior to the end of each quarter, nor conducts repurchases of excess activity-based stock on a daily basis, instead making such determinations quarterly.  The FHLB of Atlanta reinstituted daily repurchases of excess activity-based stock beginning November 19, 2012.

Based on evaluation of criteria under ASC Topic 320, management believes that no impairment charge in respect of the restricted stock is necessary as of December 31, 2012.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

Note 9.  Time Deposits

At December 31, 2012 the approximate scheduled maturities of time deposits are as follows:

Three months or less	$36,878
Four to twelve months	43,134
One to three years	27,721
Over three years	17,847
Total	$125,580

The aggregate amount of time deposits in denominations of $100 or more at December 31, 2012 and 2011 was $62,020 and $97,023 respectively.

Note 10.  Borrowed Funds

Short-term debt
Short-term debt includes Federal Home Loan Bank of Atlanta advances that mature in 12 months or less, securities sold under agreements to repurchase, federal funds purchased and borrowings for the discount window generally maturing within one to seven days from the transaction date.  Short-term FHLB advances totaled $10,000 and $15,000 at December 31, 2012 and 2011, respectively.  The $10,000 balance as of December 31, 2012 is comprised of one fixed rate advance that matures on January 3, 2013 and carries an annual interest rate of 0.23%.  At December 31, 2012, the Company had $22,000 available under short-term unsecured lines of credit and $94,526 available under short-term secured lines of credit.  Total investment securities and loans pledged at December 31, 2012 were $71,802 and $186,884, respectively.  Additional information is summarized below:

	2012	2011

Outstanding balance at December 31	$29,745	$33,646
Weighted average rate at December 31	0.27%	0.52%
Daily average outstanding during the period	$32,467	$30,322
Average rate for the period	0.51%	0.38%
Maximum outstanding at any month-end during the period	$52,022	$38,646

Securities with a fair market value of $32,927 and $18,687 were collateralized securities sold under agreements to repurchase at December 31, 2012 and 2011, respectively.

Long-term debt
The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $28,000 as of December 31, 2012 and 2011, respectively.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

Advance	Maturity	Conversion	Current	2012	2011
Date	Date	Date	Rate	Balance	Balance

June 29, 2006	June 29, 2016	n/a	5.030%	$13,000	$13,000
Nov. 9, 2006	Nov. 9, 2016	Quarterly	4.280%	5,000	5,000
July 22, 2008	July 23, 2018	n/a	3.530%	10,000	10,000

			TOTAL	$28,000	$28,000

The Federal Home Loan Bank of Atlanta has the option to convert the one $5,000 convertible advance on a quarterly basis with at least two business days notice.  If converted, this convertible advance will be converted into a 3-month London Interbank Offered Rate (“LIBOR”) based adjustable rate credit (“ARC”) at 3-month LIBOR.

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

Valley Financial (VA) Statutory Trust II, a statutory business trust (“Trust II”), was created by the Company on September 26, 2005, at which time Trust II issued $7,000 in aggregate liquidation amount of $1 par value preferred capital trust securities which mature December 15, 2035.  Distributions are payable on the securities at a floating rate equal to the 3-month LIBOR plus 1.49%, and the securities may be prepaid at par by Trust II at any time after December 15, 2010.  The principal assets of Trust II are $7,217 of the Company’s junior subordinated debentures which mature on December 15, 2035, and bear interest at a floating rate equal to the 3-month LIBOR plus UPDPu%, and which are callable by the Company after December 15, 2010.  All $217 in aggregation liquidation amount of Trust II’s common securities are held by the Company.

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

The preferred securities and common securities of all three trusts are included in the Company’s Tier 1 capital for regulatory capital adequacy purposes as they do not exceed 25% of the Company’s total Tier 1 capital excluding the securities.  The Company’s obligations with respect to the issuance of the preferred securities and common securities of both trusts constitute a full and unconditional guarantee by the Company of the trusts obligations with respect to the preferred securities and common securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on the trusts’ preferred trust securities and common securities.  As of December 31, 2012, there are no such deferred interest payments.  As a result of the Company’s adoption of USGAAP related to business consolidations, all three Trusts’ common securities have been presented as a component of other assets.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

Note 11.  Fair Value of Financial Instruments

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

At December 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011 are summarized below:

In thousands
December 31, 2012	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale:
U.S. Government and federal agency	$5,131	$-	$5,131	$-
Government-sponsored enterprises	34,080	-	34,080	-
Mortgage-backed securities	52,507	-	52,507	-
Collateralized mortgage obligations	10,659	-	10,659	-
State and political subdivisions	21,843	-	21,843	-
Held for sale loans	1,178	-	1,178	-
Total assets at fair value	$125,398	$-	$125,398	$-

Total liabilities at fair value	$-	$-	$-	$-

December 31, 2011
Investment securities available-for-sale:
U.S. Government and federal agency	$2,772	$-	$2,772	$-
Government-sponsored enterprises	38,842	-	38,842	-
Mortgage-backed securities	99,490	-	99,490	-
Collateralized mortgage obligations	15,390	-	15,390	-
State and political subdivisions	3,971	-	3,971	-
Held for sale loans	640	-	640	-
Total assets at fair value	$161,105	$-	$161,105	$-

Total liabilities at fair value	$-	$-	$-	$-

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of December 31, 2012 and December 31, 2011 are included in the tables below:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

In thousands
December 31, 2012	Total	Level 1	Level 2	Level 3
Impaired Loans:
Commercial	$582	$-	$-	$582
Residential Real Estate	1,098	-	-	1,098
Construction Real Estate	3,218	-	-	3,218
Total Impaired Loans	$4,898	$-	$-	$4,898
Foreclosed Assets	21,364	-	-	21,364
Total assets at fair value	$26,262	$-	$-	$26,262

Total liabilities at fair value	$-	$-	$-	$-

December 31, 2011
Impaired Loans:
Commercial	$1,035	$-	$-	$1,035
Commercial Real Estate	56	-	-	56
Residential Real Estate	1,228	-	-	1,228
Construction Real Estate	3,469	-	-	3,469
Total Impaired Loans	$5,788	$-	$-	$5,788
Foreclosed Assets	17,040	-	-	17,040
Total assets at fair value	$22,828	$-	$-	$22,828

Total liabilities at fair value	$-	$-	$-	$-

For level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant	Significant
	December 31,	Valuation	Unobservable	Unobservable
	2012	Technique	Inputs	Input Value
Impaired Loans	$4,898	Management estimate	Appraisals and/or sales of comparable properties	n/a
Foreclosed Assets	$21,364	Management estimate	Appraisals and/or sales of comparable properties	n/a

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
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

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

Off-Balance-Sheet Financial Instruments:  The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2012, the fair value of loan commitments and stand-by letters of credit was immaterial.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

			Quoted Prices
			in Active Markets	Significant	Significant
			for Identical Assets	Other Observable	Unobservable
December 31, 2012	Carrying	Approximate	or Liabilities	Inputs	Inputs
In thousands	Amounts	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Securities held-to-maturity	$26,252	$27,791	$-	$27,791	$-
Loans, net	533,893	546,347	-	-	546,347

Financial liabilities
Time deposits/IRAs	125,580	127,127	-	127,127	-
FHLB borrowings	38,000	42,115	-	42,115	-
Junior subordinated debentures	16,496	15,864	-	15,864	-

December 31, 2011
In thousands
Financial assets
Securities held-to-maturity	$28,770	$29,723	$-	$29,723	$-
Loans, net	498,936	506,971	-	-	506,971

Financial liabilities
Time deposits/IRAs	174,338	175,674	-	175,674	-
FHLB borrowings	43,000	47,301	-	47,301	-
Junior subordinated debentures	16,496	16,361	-	16,361	-

Note 12.  Employee Benefit Plan

The Company has a defined contribution plan (the “Plan”) qualifying under IRS Code Section 401(k).  Eligible participants in the Plan can contribute up to the maximum percentage allowable not to exceed the dollar limit under IRS Code Section 401(k).  Employee contributions are matched by the Company based on 100 percent of the first three percent of an employee's contribution and 50 percent of employee contributions which exceed three percent but do not exceed six percent.  For the years ended December 31, 2012 and 2011, the Company contributed $241 and $240, to the Plan, respectively.

During 2002, the Company adopted a deferred compensation plan to provide future compensation to certain members of management.  Under plan provisions, payments projected to range from $37 to $285 are payable for 15 years certain, generally beginning at age 65.  The liability accrued for compensation deferred under the plan was $2,333 at December 31, 2012 and $1,817 at December 31, 2011.  Deferred compensation expense, an actuarially determined amount, was $565 during 2012 and $342 during 2011.  Assumed discount rate, rate of compensation increase, and expected after-tax long-term rate of return on plan assets were 7.25%, 5%, and 5%, respectively at December 31, 2012 and December 31, 2011.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

The Company has purchased and is the beneficiary of life insurance policies that are indirectly related to funding of our employee benefit plans.  The cash value totaled approximately $18,206 and $16,565 at December 31, 2012 and 2011, respectively.

Note 13.  Shareholders’ Equity

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

The Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until December 12, 2013, and thereafter at a rate of 9% per annum. The Company may redeem the Preferred Stock, upon obtaining the approval of the Federal Reserve Bank, at the liquidation amount plus accrued and unpaid dividends. The Preferred Stock is generally non-voting.

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

On November 14, 2012, the Company made its first TARP Redemption Payment in the amount of $1,600 to the US Treasury.

Note 14.  Stock Based Compensation

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

The Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was approximately $212 and $112 for the years ended December 31, 2012 and 2011, respectively.  The Company has no nonqualified stock options outstanding at December 31, 2012.  The total recognized tax benefit related to the compensation expense was $43 and $0 for the years ended December 31, 2012 and 2011.

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

Under the 2011 Plan, at December 31, 2012, there are incentive stock options for 11,200 shares granted to officers and key employees currently outstanding and there are no restricted stock units outstanding.  There are 207,255 shares available for grant as of December 31, 2012.

The Company has a 2005 Key Employee Equity Award Plan (the 2005 Plan) which has been succeeded by the 2011 Plan.    Under the 2005 Plan, there are incentive stock options for 174,650 shares and 11,730 restricted stock units granted to officers and key employees currently outstanding and no shares available for grant as of December 31, 2012.

The Company has a 1995 Incentive Stock Plan (the 1995 Plan) which was succeeded by the 2005 Plan.  Under the 1995 Plan, there are incentive stock options for 22,900 shares granted to officers and key employees currently outstanding and no shares available for grant as of December 31, 2012.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the volatilities of our trading history. The expected life is based on the average life of the options of 10 years and the weighted average vesting period of 5 years, and forfeitures are estimated based on the Company’s history. The following table

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the years ended December 31, 2012 and 2011.

	2012	2011
Expected dividend yield	1%	2%
Risk-free interest rate	1.34%	1.98%
Expected life of options (in years)	6.4 – 7.5 years	7.5 years
Expected volatility of stock price	47.4% - 50.9%	47.4% - 51.8%

Total stock-based compensation recognized as compensation expense on our consolidated statement of income is as follows:

	2012	2011
Option Grants	$50	$43
Restricted Stock Grants	162	69
Total Compensation Expense	$212	$112

As of December 31, 2012, there was $66 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees.  A maturity schedule of the unrecognized compensation cost (dollars in thousands) as of December 31, 2012 is as follows:

Year	Compensation Cost
2013	$38
2014	$14
2015	$7
2016	$6
2017	$1
Total	$66

As of December 31, 2012, the weighted average period for which unrecognized expense will be recognized is 1.8 years.  Total unrecognized compensation cost will be adjusted for future grants and future changes in estimated forfeitures.

General Stock Option Information
A summary of option activity under the stock option plans during the years ended December 31, 2012 and 2011 is presented below:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

			Weighted Avg.		Weighted Avg.
	Options	Weighted Avg.	Grant Date	Aggregate	Contractual
December 31, 2012	Outstanding	Exercise Price	Fair Value	Intrinsic Value	Term
Balance at 12/31/11	221,290	$8.59	$2.74	$62	5.28 years
Granted	7,000	7.51	3.31
Exercised	(4,800)	6.36	1.09	12
Forfeited	(1,640)	10.07	3.97
Expired	(13,100)	5.33	0.51
Balance at 12/31/12	208,750	8.80	2.93	370	4.83 years
Exercisable at 12/31/12	169,128	$9.63	$3.17	$218	4.25 years

December 31, 2011
Balance at 12/31/10	232,550	$8.44	$2.64	$-	5.78 years
Granted	5,200	4.82	1.96
Forfeited	(1,160)	7.35	2.86
Expired	(15,300)	5.20	0.95
Balance at 12/31/11	221,290	8.59	2.74	62	5.28 years
Exercisable at 12/31/11	161,298	$9.62	$3.04	$22	4.48 years

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2012 and 2011 was $31 and $0, respectively.

Information regarding options vested during the years ended December 31, 2012 and 2011 are as follows:

Year Ending	Number of Shares Vested	Total Fair Value of Shares Vested
December 31, 2012	27,370	$64
December 31, 2011	28,580	$71

Information regarding the stock options outstanding at December 31, 2012 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.02 - $5.85	45,500	7.3 years	$3.62	21,598	$3.38
$5.86 - $8.64	40,200	5.9 years	$6.13	30,900	$6.08
$8.65 - $11.44	44,450	4.4 years	$9.71	38,030	$9.86
$11.45 - $14.23	78,600	3.2 years	$12.64	78,600	$12.64
Totals	208,750	4.8 years	$8.80	169,128	$9.63

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2012 was $370 and $218, respectively.  The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2011 was $62 and $22, respectively.

A summary of the status of the Company’s non-vested options as of December 31, 2012 and 2011 and changes during the years then ended is presented below:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

	Non-Vested Options Outstanding	Weighted Average Grant Date Fair Value
Non-vested options, 12/31/10	84,332	$2.13
Granted	5,200
Vested	(28,580)
Forfeited	(960)
Non-vested options, 12/31/11	59,992	$1.94
Granted	7,000
Vested	(27,370)
Forfeited	0
Non-vested options, 12/31/12	39,622	$1.90

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2012 and 2011 and changes during the years then ended is presented below:

	December 31, 2012		December 31, 2011
	Non-Vested	Weighted Average	Non-Vested	Weighted Average
	Restricted Stock	Grant Date	Restricted Stock	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Beginning balance outstanding	37,460	$3.68	64,015	$4.26
Granted	18,442	5.52	18,867	3.86
Vested	(44,172)	4.35	(30,872)	3.93
Forfeited	-	-	(14,550)	5.93
Ending balance outstanding	11,730	$4.05	37,460	$3.68

The fair value of each non-vested restricted stock grant is equal to the stock price on the date of grant.  The Company’s performance goals associated with the outstanding stock grants were met and all remaining outstanding grants as of December 31, 2012 vested on February, 25 2013.

Note 15.  Income Taxes

Purchased Tax Credits
The Company periodically invests in tax credits.  During the years ended December 31, 2012 and 2011, no tax credit investments were made.

Current and Deferred Income Tax Components
Total income tax expense for the years ended December 31, 2012 and 2011 consists of the following:

	2012	2011
Current	$2,283	$1,161
Deferred	253	1,071
Total	$2,536	$2,232

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

Rate Reconciliation
Total income tax expense (benefit) differed from the "expected" amount computed by applying the U.S. Federal income tax rate of 34 percent to income before income taxes as a result of the following:

	2012	2011
Tax at statutory federal rate	$3,069	$2,693
Tax-exempt interest income	(181)	(196)
Tax-exempt interest disallowance	14	20
Cash surrender value of life insurance	(218)	(201)
Other	(148)	(84)
Total	$2,536	$2,232

Deferred Income Tax Analysis
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets
Allowance for loan losses	$2,740	$3,281
Federal tax credit	0	171
State tax credit	318	377
Interest income on nonaccrual loans	319	284
Alternative minimum tax carry-forward	0	93
Foreclosed asset impairment write-downs	640	112
Employee benefits	858	656
Total deferred tax assets	4,875	4,974

Deferred tax liabilities
Depreciation	(288)	(135)
Net unrealized losses on available-for-sale securities	(244)	(286)
Net holding gains on securities reclassified to held-to-maturity	(53)	(58)
Accretion of bond discount	(37)	(36)
Total deferred tax liabilities	(622)	(515)
Net deferred tax assets	$4,253	$4,459

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
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

	2012	2011
Commitments to extend credit	$134,202	$119,097
Standby letters of credit	12,247	11,540
Total	$146,449	$130,637

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  These guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions.  Unless renewed, substantially all of the Bank's standby credit commitments at December 31, 2012 will expire within one year.  Management does not anticipate any material losses as a result of these transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Derivative Financial Instruments
For asset/liability management purposes, we may use interest rate swap agreements to hedge interest rate risk exposure to declining rates.  Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flow of the items being hedged.  At December 31, 2012 and December 31, 2011 the Company did not have any derivative agreements related to interest rate hedging in place.

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

Dividends
The Company's principal source of funds for dividend payments is dividends received from the Bank.  The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by state law, regulations and policies.  A state bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand.  Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

would impair the paid-in-capital of the bank.  As of December 31, 2012 and December 31, 2011, the amount available from the Bank’s retained earnings for payment of dividends was $37,172 and $30,246 respectively.  In addition, the Company is subject to contractual restrictions on its ability to pay dividends on its common stock if it is not current on dividend and interest payments on its Series A Preferred Stock and Trust Preferred Securities.  The Company is current on all dividend payments for the Series A Preferred Stock and current on all interest payments on its Trust Preferred Securities.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2012 and December 31, 2011 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2012 and 2011, the Company and the Bank were categorized as “well capitalized” as defined by applicable regulations.  To be categorized as “well capitalized”, the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since that date that management believes have changed the Company's or the Bank's category.  The Company redeemed the first 10% increment of its TARP preferred stock through payment in the amount of $1,600 to the U. S. Treasury on November 14, 2012.  The Company's and the Bank's actual capital amounts and ratios are also presented in the table below.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

					Minimum to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total Capital (to risk weighted assets):
Valley Financial Corporation	$87,030	14.8%	$47,153	8.0%	$	n/a	n/a
Valley Bank	85,185	14.5%	47,134	8.0%		58,917	10.0%
Tier 1 Capital (to risk weighted assets):
Valley Financial Corporation	79,654	13.5%	23,576	4.0%		n/a	n/a
Valley Bank	77,812	13.2%	23,567	4.0%		35,350	6.0%
Tier 1 Capital - Leverage (to average assets):
Valley Financial Corporation	79,654	10.3%	30,935	4.0%		n/a	n/a
Valley Bank	77,812	10.1%	30,905	4.0%		38,631	5.0%

December 31, 2011
Total Capital (to risk weighted assets):
Valley Financial Corporation	$82,522	14.6%	$45,079	8.0%	$	n/a	n/a
Valley Bank	77,939	13.9%	44,940	8.0%		56,175	10.0%
Tier 1 Capital (to risk weighted assets):
Valley Financial Corporation	75,446	13.4%	22,540	4.0%		n/a	n/a
Valley Bank	70,885	12.6%	22,470	4.0%		33,705	6.0%
Tier 1 Capital - Leverage (to average assets):
Valley Financial Corporation	75,446	9.9%	30,570	4.0%		n/a	n/a
Valley Bank	70,885	9.3%	30,480	4.0%		38,100	5.0%

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

Note 19.  Parent Company Financial Information

Condensed Balance Sheets
	2012	2011
Assets
Cash	$1,667	$2,912
Loans, net of allowance for loan losses of $0 at December 31, 2012 and 2011	197	1,448
Investment in bank subsidiary, at equity	78,389	71,552
Investment in non-bank subsidiaries	496	496
Other assets	16	244
Total assets	$80,765	$76,652
Liabilities
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	$16,496	$16,496
Other liabilities	38	43
Total liabilities	16,534	16,539
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; issued and outstanding 14,419 shares at December 31, 2012 and 16,019 shares at December 31, 2011, respectively	14,256	15,661
Common stock no par value; 10,000,000 shares authorized; issued and outstanding 4,760,095 shares at December 31, 2012 and 4,711,123 issued and outstanding at December 31, 2011, respectively	23,940	23,654
Retained earnings	25,458	20,131
Accumulated other comprehensive income	577	667
Total shareholders’ equity	64,231	60,113
Total liabilities and shareholders’ equity	$80,765	$76,652

Condensed Statements of Operations
	2012	2011
Income
Interest income	$23	$30
Expenses
Interest expense on balance due to non-bank subsidiaries	394	415
Other expenses	293	406
Total Expenses	687	821
Loss before income taxes and equity in undistributed net income of subsidiary	(664)	(791)
Income tax benefit	(226)	(268)
Loss before equity in undistributed net income of subsidiary	(438)	(523)
Equity in undistributed net income of subsidiary	6,927	6,211
Net income	$6,489	$5,688
Preferred dividends and accretion of discount on warrants	986	968
Net income to common shareholders	$5,503	$4,720

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share data)

Condensed Statements of Cash Flows
	2012	2011
Cash flows from operating activities
Net income	$6,489	$5,688
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Equity in undistributed net income of subsidiary	(6,927)	(6,211)
Stock compensation expense	212	112
(Increase) decrease in other assets	228	(29)
Decrease in other liabilities	(5)	(284)
Net cash and cash equivalents used in operating activities	(3)	(724)
Cash flows from investing activities
Decrease in loans, net	1,251	0
Net cash and cash equivalents provided by investing activities	1,251	0
Cash flows from financing activities
Net proceeds from issuance of common stock	31	0
Redemption of preferred stock	(1,600)	0
Tax benefit realized on restricted stock units vesting	43	0
Cash dividends paid	(967)	(1,401)
Net cash and cash equivalents used in financing activities	(2,493)	(1,401)
Net decrease in cash and cash equivalents	(1,245)	(2,125)
Cash and cash equivalents at beginning of year	2,912	5,037
Cash and cash equivalents at end of year	$1,667	$2,912

Note 20.  Subsequent Events

On January 31, 2013, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.035 per share, payable on March 1, 2013 to common shareholders of record February 15, 2013.

On January 31, 2013, with regulatory permission, the Board of Directors authorized the Company's redemption of the second 10%, or $1,600, of its TARP preferred stock currently held by the U. S. Treasury. The payment was made on February 20, 2013.

On March 13, 2013 the Company was advised a borrower had experienced the loss of a significant purchase order for a new customer and the borrower was closing the business immediately.  As of December 31, 2012 and March 13, 2013, loans outstanding to this borrower totaled approximately $3.32 million and all payments were current.  The loans are secured by real estate, equipment, inventory and accounts receivable.  At December 31, 2012 the loans were considered impaired, but there was no specific allowance recorded due to the adequacy of collateral based on recent appraisals.  The loans will be placed in non-accrual status effective March 13, 2013.  The Company does not anticipate losses in regard to these loans at this time based on all information currently available.

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

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2012 based on the framework set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management concluded that, as of December 31, 2012, Valley Financial Corporation’s internal control over financial reporting was effective.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Items 401, 405, 406 and 407(c)(3), d(4) and d(5) of Regulation S-K is set forth under the captions “Information Concerning Directors and Nominees”, “Executive Officers Who Are Not Directors”, “Audit Committee”, “Nominating Committee”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Code of Ethics” of the Company’s 2013 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is set forth under the caption “Executive Compensation” of the Company’s 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Items 201(d) and 403 of Regulation S-K is set forth under the captions “Security Ownership of Certain Beneficial Owners”, “Securing Ownership of Directors and Officers” and “Equity Compensation Plan Information” of the Company’s 2013 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by Items 404 and 407(a) of Regulation S-K is set forth under the captions “Certain Relationships and Related Transactions”, and “Information Concerning Directors and Nominees” of the Company’s 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by item 9(e) of Schedule 14A is set forth under the caption “Audit Committee Information” of the Company’s 2013 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report and can be found on our Company website at www.myvalleybank.com:
1.	Financial Statements: The flowing financial statements, notes and Independent Auditors’ Report may be found in Item 8 of this Form 10-K.

Independent Auditors’ Report.

Consolidated Balance Sheets as of December 31, 2012 and 2011.

Consolidated Statements of Income for the Years Ended December 31, 2012 and 2011.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012 and 2011. Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2012 and 2011.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 15, 2013.

Valley Financial Corporation

/s/ Ellis L. Gutshall
By: Ellis L. Gutshall, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities indicated as of March 15, 2013.

Signature	Title
/s/ Ellis L. Gutshall (Ellis L. Gutshall)	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Kimberly B. Snyder (Kimberly B. Snyder)	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Abney S. Boxley, III * (Abney S. Boxley, III)	Chairman, Director
/s/ William D. Elliot * (William D. Elliot)	Director
/s/ James S. Frantz, Jr. (James S. Frantz, Jr.)	Director
/s/ Mason Haynesworth * (Mason Haynesworth)	Director
/s/ Eddie F. Hearp * (Eddie F. Hearp)	Director
/s/ Anna L. Lawson * (Anna L. Lawson)	Director
/s/ Samuel L. Lionberger, Jr. * (Samuel L. Lionberger, Jr.)	Director
/s/ George W. Logan * (George W. Logan)	Director
/s/ John W. Starr * (John W. Starr)	Director
/s/ Edward B. Walker* (Edward B. Walker)	Director
* By: /s/ Kimberly B. Snyder (Kimberly B. Snyder) (Attorney in Fact)

INDEX TO EXHIBITS

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Form 10-K filed March 26, 2010).

3.2	Articles of Amendment with respect to the Preferred Stock (incorporated herein by reference to Exhibit No. 3.1 of Form 8-K filed December 15, 2008, File No. 33-77568).

3.3	Bylaws as amended and restated February 1, 2013 (filed herewith).

4.1	Form of Certificate for the Preferred Stock (incorporated herein by reference to Exhibit No. 4.1 of Form 8-K filed December 15, 2008).

4.2	Warrant for Purchase of Shares of Common Stock (incorporated herein by reference to Exhibit No. 4.2 of Form 8-K filed December 15, 2008).

10.1	Written Agreement between the Federal Reserve Bank of Richmond and the Company (incorporated herein by reference to Exhibit 10.1 of Form 8-K, filed October 6, 2010).

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

*10.17	Valley Financial Corporation 2005 Key Employee Equity Award Plan (incorporated herein by reference to Exhibit 4.2 of Form S-8, filed June 30, 2005).

*10.18	Valley Financial Corporation 1995 Incentive Stock Plan (incorporated herein by reference to Exhibit 4.2 of Form S-8, filed September 22, 2000).

*10.19	Form of Restricted Stock Award Agreement between the Company and Mr. Ellis L. Gutshall, President and CEO (incorporated herein by reference to Exhibit 10.19 of Form 10-K, filed March 17, 2010).
*10.20	Valley Financial Corporation 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit A of the Proxy Statement, filed March 18, 2011).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Elliot Davis, LLC (filed herewith).

24	Power of Attorney (filed herewith).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Chief Executive Officer and Chief Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	TARP Chief Executive Officer Certification (filed herewith).

99.2	TARP Chief Financial Officer Certification (filed herewith).
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2012, is formatted in XBRL interactive data files:  (i) Consolidated Statement of Income for the years ended December 31, 2012 and 2011; (ii) Consolidated Balance Sheet at December 31, 2012 and December 31, 2011; (iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2012 and 2011; (iv) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2012 and 2011; (v) Consolidated Statement of Cash Flows for the years ended December 31, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.