Form 10-Q
period 2013-03-31
VALLEY FINANCIAL CORP /VA/
filed 2013-05-13
CIK 921590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes ☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑

At May 10, 2013, 4,792,961 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION
FORM 10-Q
March 31, 2013

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.
VALLEY FINANCIAL CORPORATION
Consolidated Balance Sheets
(In 000s, except share data)
	(Unaudited)	(Audited)
Assets	March 31, 2013	December 31, 2012
Cash and due from banks	$6,174	$9,576
Interest bearing deposits	36,264	10,227
Total cash and cash equivalents	42,438	19,803

Securities available for sale	128,364	124,220
Securities held to maturity (fair value 3/31/13: $25,438; 12/31/12: $27,791)	24,012	26,252
Loans, net of allowance for loan losses, 3/31/13: $8,270; 12/31/12: $8,060	537,606	533,893
Foreclosed assets	22,376	21,364
Premises and equipment, net	8,293	8,291
Bank owned life insurance	18,371	18,206
Accrued interest receivable	2,444	2,434
Other assets	9,644	10,121
Total assets	$793,548	$764,584

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$27,477	$24,289
Interest bearing deposits	630,744	596,812
Total deposits	658,221	621,101

Securities sold under agreements to repurchase	21,299	19,745
FHLB borrowings	28,000	38,000
Junior subordinated debentures	16,496	16,496
Accrued interest payable	328	337
Other liabilities	5,290	4,674
Total liabilities	729,634	700,353

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; 12,819 shares issued and outstanding at March 31, 2013 and 14,419 shares issued and outstanding at December 31, 2012	12,712	14,256
Common stock, no par value; 10,000,000 shares authorized; 4,792,761 shares issued and outstanding at March 31, 2013 and 4,760,095 shares issued and outstanding at December 31, 2012	24,173	23,940
Retained earnings	26,747	25,458
Accumulated other comprehensive income	282	577
Total shareholders' equity	63,914	64,231
Total liabilities and shareholders' equity	$793,548	$764,584
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Income Statements
(In 000s, except share and per share data)

	Three Months Ended (Unaudited)
	3/31/2013	3/31/2012
Interest income
Interest and fees on loans	$6,840	$6,728
Interest on securities - taxable	700	1,081
Interest on securities - nontaxable	140	133
Interest on deposits in banks	6	12
Total interest income	7,686	7,954
Interest expense
Interest on deposits	682	1,276
Interest on borrowings	418	453
Total interest expense	1,100	1,729
Net interest income	6,586	6,225
Provision for loan losses	195	-
Net interest income after provision for loan losses	6,391	6,225
Noninterest income
Service charges on deposit accounts	415	351
Mortgage fee income	183	132
Brokerage fee income, net	240	271
Realized gain on sale of securities	68	40
Other income	244	237
Total noninterest income	1,150	1,031
Noninterest expense
Compensation expense	2,960	2,630
Occupancy and equipment expense	463	377
Data processing expense	366	307
Insurance expense	192	300
Professional fees	163	223
Foreclosed asset expense, net	172	273
Other operating expense	800	761
Total noninterest expense	5,116	4,871
Income before income taxes	2,425	2,385
Income tax expense	732	726
Net income	$1,693	$1,659
Preferred dividends and accretion of discounts on warrants	227	244
Net income available to common shareholders	$1,466	$1,415
Earnings per share
Basic earnings per common share	$0.31	$0.30
Diluted earnings per common share	$0.30	$0.30
Weighted average common shares outstanding	4,779,393	4,729,429
Diluted average common shares outstanding	4,896,976	4,782,557
Dividends declared per common share	$0.035	$-
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(In 000s)

	Three Months Ended (Unaudited)
	3/31/2013	3/31/2012
Net Income	$1,693	$1,659
Other comprehensive income (loss) ("OCI"):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(378)	453
Tax related to unrealized gains (losses)	129	(154)
Reclassification adjustment for gains included in net income	(68)	(40)
Tax related to realized gains	23	14
Holding gains on securities transferred to HTM from AFS:
Holding gains amortized during period	(1)	(4)
Tax related to amortized holding gains	-	1
Total other comprehensive income (loss)	(295)	270
Total comprehensive income	$1,398	$1,929

See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(In 000s)

	Three Months Ended (Unaudited)
	3/31/2013	3/31/2012
Cash flows from operating activities
Net income	$1,693	$1,659
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	195	-
Depreciation and amortization of bank premises, equipment and software	206	174
Net amortization of bond premiums/discounts	414	530
Stock compensation expense	200	133
Net gains on sale of securities	(68)	(40)
Net (gains) losses and impairment writedowns on foreclosed assets and premises	(21)	70
Increase in value of life insurance contracts	(165)	(157)
Decrease in other assets	506	676
Increase in other liabilities	607	225
Net cash and cash equivalents provided by operating activities	3,567	3,270
Cash flows from investing activities
Purchases of bank premises, equipment and software	(225)	(219)
Purchases of securities available-for-sale	(23,698)	(46,170)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	18,939	38,270
Proceeds from maturities, calls, and paydowns of securities held-to-maturity	2,214	609
Proceeds from sale of foreclosed assets	633	162
Capitalized costs related to foreclosed assets	(15)	(477)
Increase in loans, net	(5,539)	(9,852)
Net cash and cash equivalents used in investing activities	(7,691)	(17,677)
Cash flows from financing activities
Increase in non-interest bearing deposits	3,188	2,972
Increase in interest bearing deposits	33,932	5,705
Principal repayments of borrowings	(10,000)	-
Increase (decrease) in securities sold under agreements to repurchase	1,554	(2,916)
Net proceeds from issuance of common stock	3	2
Redemptions of preferred stock	(1,600)	-
Tax benefit realized on restricted stock units vesting	31	-
Cash dividends paid	(349)	(200)
Net cash and cash equivalents used in financing activities	26,759	5,563
Net increase (decrease) in cash and cash equivalents	22,635	(8,844)

Cash and cash equivalents at beginning of period	19,803	30,724
Cash and cash equivalents at end of period	$42,438	$21,880

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,109	$1,757
Cash paid during the period for income taxes	$-	$-
Noncash financing and investing activities
Transfer of loans to foreclosed property	$1,609	$3,387
See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)
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

The consolidated financial statements of the Company conform to generally accepted accounting principles and to general banking industry practices. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the consolidated financial statements herein have been included. The consolidated financial statements herein should be read in conjunction with the Company's 2012 Annual Report on Form 10-K.

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

Recent and Future Accounting Considerations

The Balance Sheet topic of the ASC was amended in December 2011 for companies with financial instruments and derivative instruments that offset or are subject to a master netting agreement.  The amendments require disclosure of both gross information and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting agreement.  The amendments were effective for reporting periods beginning on or after January 1, 2013 and required retrospective presentation for all comparative periods presented.  Additionally, in January 2013 the FASB clarified that the amendments apply only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in U.S. GAAP or subject to a master netting arrangement or similar agreement.  These amendments did not have a material effect on the Company’s financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income.  The amendments were applicable to the Company January 1, 2012 and have been applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments.  In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations.  Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, in certain circumstances an entity is required to present, either on the face of the statement where

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  The amendments will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. Early adoption is permitted.  These amendments did not have a material effect on the Company’s financial statements.

Note 2.  Securities

The carrying values, unrealized gains, unrealized losses, and approximate fair values of available-for-sale and held-to-maturity investment securities at March 31, 2013 are shown in the tables below. As of March 31, 2013, investments (including both available-for-sale and held-to-maturity) and restricted equity securities with amortized costs and fair values of $82,750 and $84,412 respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale (“AFS”) as of March 31, 2013 and December 31, 2012 were as follows:

	Amortized	Unrealized	Unrealized
March 31, 2013	Cost	Gains	Losses	Fair Values
U.S. Government and federal agency	$7,498	$81	$(17)	$7,562
Government-sponsored enterprises *	33,583	49	(263)	33,369
Mortgage-backed securities	51,944	540	(148)	52,336
Collateralized mortgage obligations	10,846	138	(11)	10,973
States and political subdivisions	24,222	100	(198)	24,124
	$128,093	$908	$(637)	$128,364

December 31, 2012
U.S. Government and federal agency	$5,016	$115	$-	$5,131
Government-sponsored enterprises *	34,138	79	(137)	34,080
Mortgage-backed securities	51,856	696	(45)	52,507
Collateralized mortgage obligations	10,537	135	(13)	10,659
States and political subdivisions	21,956	53	(166)	21,843
	$123,503	$1,078	$(361)	$124,220

* Such as FNMA, FHLMC and FHLB.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity (“HTM”) as of March 31, 2013 and December 31, 2012 were as follows:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

	Amortized	Unrealized	Unrealized
March 31, 2013	Cost	Gains	Losses	Fair Values
U.S. Government and federal agency	$7,899	$319	$-	$8,218
Mortgage-backed securities	209	15	-	224
Collateralized mortgage obligations	126	8	-	134
States and political subdivisions	15,778	1,084	-	16,862
	$24,012	$1,426	$-	$25,438

December 31, 2012
U.S. Government and federal agency	$8,258	$380	$-	$8,638
Mortgage-backed securities	231	16	-	247
Collateralized mortgage obligations	1,644	96	-	1,740
States and political subdivisions	16,119	1,047	-	17,166
	$26,252	$1,539	$-	$27,791

The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $9 and $8, respectively, as of March 31, 2013.  During the first quarter of 2013 we sold one private-label collateralized mortgage obligation out of our held-to-maturity portfolio due to the bond falling below investment grade rating.  We took a slight gain on the sale of $29.  The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $1,607 and $1,520, respectively, as of December 31, 2012.

The following tables present the maturity ranges of securities available-for-sale and held-to-maturity as of March 31, 2013 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

Investment Portfolio Maturity Distribution

	Available-for-Sale			Held-to-Maturity
	Amortized	Fair		Amortized	Fair
In thousands	Costs	Value	Yield	Costs	Value	Yield
U.S. Government and federal agency:
After five but within ten years	$5,562	$5,545	2.18%	$4,266	$4,424	3.44%
After ten years	1,936	2,017	2.70%	3,633	3,794	3.21%
Government-sponsored enterprises:
After five but within ten years	23,612	23,544	1.60%	-	-	-
After ten years	9,971	9,825	2.78%	-	-	-
Obligations of states and subdivisions:
Less than one year	-	-	-	300	306	3.75%
After one but within five years	5,565	5,603	1.83%	-	-	0.00%
After five but within ten years	5,398	5,395	2.18%	3,787	4,017	4.05%
After ten years	13,259	13,126	3.21%	11,691	12,539	4.57%
Mortgage-backed securities	51,944	52,336	1.94%	209	224	4.64%
Collateralized mortgage obligations	10,846	10,973	1.65%	126	134	4.17%
Total	$128,093	$128,364		$24,012	$25,438

Total Securities by Maturity Period
Less than one year	$-	$-		$300	$306
After one but within five years	5,565	5,603		-	-
After five but within ten years	34,572	34,484		8,053	8,441
After ten years	25,166	24,968		15,324	16,333
Mortgage-backed securities*	51,944	52,336		209	224
Collateralized mortgage obligations*	10,846	10,973		126	134
Total by Maturity Period	$128,093	$128,364		$24,012	$25,438

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

The following tables detail unrealized losses and related fair values in the Company’s available-for-sale and held-to-maturity investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2013 and December 31, 2012, respectively.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

Temporarily Impaired Securities in AFS Portfolio

In thousands	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
March 31, 2013	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government and federal agency	$3,010	$(17)	$-	$-	$3,010	$(17)
Government-sponsored enterprises	25,251	(263)	-	-	25,251	(263)
Mortgage-backed securities	19,495	(148)	-	-	19,495	(148)
Collateralized mortgage obligations	4,063	(11)	8	-	4,071	(11)
States and political subdivisions	10,309	(198)	-	-	10,309	(198)
	$62,128	$(637)	$8	$-	$62,136	$(637)

December 31, 2012
Government-sponsored enterprises	$16,930	$(137)	$-	$-	$16,930	$(137)
Mortgage-backed securities	7,630	(45)	-	-	7,630	(45)
Collateralized mortgage obligations	2,921	(13)	9	-	2,930	(13)
States and political subdivisions	13,205	(166)	-	-	13,205	(166)
	$40,686	$(361)	$9	$-	$40,695	$(361)

There were no securities with unrealized losses in the HTM portfolio at March 31, 2013 and December 31, 2012, respectively.

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At March 31, 2013, there was one security in the portfolio with an unrealized loss for a period greater than 12 months of less than $0.5 and therefore is deemed immaterial.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

Note 3.  Loans and Allowance for Loan and Lease Losses

The major components of loans in the consolidated balance sheets at March 31, 2013 and December 31, 2012 are as follows:

In thousands	3/31/2013	12/31/2012
Commercial	$94,932	$92,512
Real estate:
Commercial real estate	268,913	261,724
Construction real estate	44,016	41,690
Residential real estate	133,417	141,598
Consumer	4,345	4,154
Deferred loan fees, net	253	275
Gross loans	545,876	541,953

Allowance for loan losses	(8,270)	(8,060)
Net loans	$537,606	$533,893

Substantially all one-four family residential and commercial real estate loans collateralize the line of credit available from the Federal Home Loan Bank and substantially all commercial and construction loans collateralize the line of credit with the Federal Reserve Bank of Richmond Discount Window.  The aggregate amount of deposit overdrafts that have been reclassified as loans and included in the consumer category in the above table as of March 31, 2013 and December 31, 2012 was $41 and $49, respectively.

Loan Origination.  The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management and the Board of Directors review and approve these policies and procedures on a periodic basis. A reporting system supplements the review process by providing management and the Board of Directors with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate market or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus income producing loans. At March 31, 2013, approximately 43% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties and 50% was secured by income-producing properties.

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
March 31, 2013 (Unaudited)
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

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following schedule is an aging of past due loans receivable by portfolio segment as of March 31, 2013 and December 31, 2012:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

In thousands	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days, Accruing
March 31, 2013
Commercial	$-	$-	$1,203	$1,203	$93,729	$94,932	$-
Commercial real estate
Owner occupied	88	861	-	949	115,091	116,040	-
Income producing	-	-	-	-	134,727	134,727	-
Multifamily	-	-	-	-	18,146	18,146	-
Construction real estate
1 - 4 Family	83	21	-	104	19,178	19,282	-
Other	1,561	-	3,161	4,722	18,800	23,522	-
Farmland	-	-	-	-	1,212	1,212	-
Residential real estate
Equity Lines	819	24	-	843	27,137	27,980	-
1 - 4 Family	541	90	126	757	96,818	97,575	-
Junior Liens	-	-	-	-	7,862	7,862	-
Consumer
Credit Cards	23	5	-	28	1,138	1,166	-
Other	37	1	3	41	3,138	3,179	-
Deferred loan fees, net	-	-	-	-	253	253	-
Total	$3,152	$1,002	$4,493	$8,647	$537,229	$545,876	$-

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

In thousands	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days, Accruing
December 31, 2012
Commercial	$-	$396	$1,009	$1,405	$91,107	$92,512	$-
Commercial real estate
Owner occupied	185	466	408	1,059	112,852	113,911	-
Income producing	389	3,339	-	3,728	126,202	129,930	-
Multifamily	-	-	-	-	17,883	17,883	-
Construction real estate
1 - 4 Family	-	-	72	72	21,481	21,553	-
Other	-	-	4,233	4,233	14,680	18,913	-
Farmland	-	-	-	-	1,224	1,224	-
Residential real estate
Equity Lines	48	669	462	1,179	27,104	28,283	400
1 - 4 Family	612	50	659	1,321	104,892	106,213	-
Junior Liens	25	-	-	25	7,077	7,102	-
Consumer
Credit Cards	22	8	1	31	1,225	1,256	-
Other	-	5	3	8	2,890	2,898	1
Deferred loan fees, net	-	-	-	-	275	275	-
Total	$1,281	$4,933	$6,847	$13,061	$528,892	$541,953	$401

Nonaccrual Loans.  Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. Loans will be placed on nonaccrual status automatically when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection.  In this case, the loan will continue to accrue interest despite its past due status.  When interest accrual is discontinued, all unpaid accrued interest is reversed and any subsequent payments received are applied to the outstanding principal balance. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The following is a schedule of loans receivable, by portfolio segment, on nonaccrual status as of March 31, 2013 and December 31, 2012:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

In thousands	March 31, 2013	December 31, 2012
Commercial	$1,492	$1,498
Commercial real estate
Owner occupied	3,711	408
Construction real estate
1 - 4 Family	21	73
Other	3,161	4,233
Residential real estate
Equity Lines	60	62
1 - 4 Family	134	863
Junior Liens	-	45
Consumer
Other	3	3
Total	$8,582	$7,185

Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $106 during the three-months ended March 31, 2013; $329 during the year ended December 31, 2012, and $126 during the three-months ended March 31, 2012.  There were four restructured loans totaling $2,924 at March 31, 2013 and there were six restructured loans totaling $3,201 at December 31, 2012.

Impaired Loans.  Impaired loans are identified by the Company as loans in which it is determined to be probable that the borrower will not make interest and principal payments according to the contract terms of the loan.  In determining impaired loans, our credit administration department reviews past-due loans, examiner classifications, Bank classifications, and a selection of other loans to provide evidence as to whether the loan is impaired.  All loans rated as substandard are evaluated for impairment by the Bank’s Allowances for Loan and Lease Losses (“ALLL”) Committee.  Once classified as impaired, the ALLL Committee individually evaluates the total loan relationship, including a detailed collateral analysis, to determine the reserve appropriate for each one.  Any potential loss exposure identified in the collateral analysis is set aside as a specific reserve (valuation allowance) in the allowance for loan and lease losses.  If the impaired loan is subsequently resolved and it is determined the reserve is no longer required, the specific reserve will be taken back into income during the period the determination is made.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans as of March 31, 2013 and December 31, 2012 are set forth in the following table:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2013
With no related allowance:
Commercial	$1,855	$2,063	$-	$1,941	$12
Commercial real estate
Owner occupied	8,994	8,994	-	9,030	111
Income producing	4,593	4,593	-	4,619	72
Construction real estate
1 - 4 Family	838	877	-	999	11
Other	5,145	7,130	-	5,926	62
Farmland	177	177	-	178	3
Residential real estate
Equity Lines	734	738	-	741	7
1 - 4 Family	1,234	1,309	-	1,351	14
Junior Liens	118	118	-	4	-
Consumer
Other	15	15	-	16	-
Total loans with no allowance	$23,703	$26,014	$-	$24,805	$292

With an allowance recorded:
Commercial	554	554	114	554	1
Construction real estate
Other	2,566	8,139	1,337	2,566	-
Total loans with an allowance	$3,120	$8,693	$1,451	$3,120	$1

Total:
Commercial	2,409	2,617	114	2,495	13
Commercial real estate	13,587	13,587	-	13,649	183
Construction real estate	8,726	16,323	1,337	9,669	76
Residential real estate	2,086	2,165	-	2,096	21
Consumer	15	15	-	16	-
Totals	$26,823	$34,707	$1,451	$27,925	$293

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2012
With no related allowance:
Commercial	$2,527	$2,796	$-	$2,959	$94
Commercial real estate
Owner occupied	9,503	9,503	-	10,698	672
Income producing	4,627	4,627	-	3,000	179
Construction real estate
1 - 4 Family	798	1,047	-	1,363	46
Other	2,467	4,892	-	3,218	90
Farmland	179	179	-	182	13
Residential real estate
Equity Lines	551	555	-	569	24
1 - 4 Family	6,429	6,694	-	6,300	279
Consumer
Other	16	16	-	18	-
Total loans with no allowance	$27,097	$30,309	$-	$28,307	$1,397

With an allowance recorded:
Commercial	94	106	10	120	-
Construction real estate
Other	2,566	8,139	1,338	2,566	-
Residential real estate
Junior Liens	45	48	11	49	-
Total loans with an allowance	$2,705	$8,293	$1,359	$2,735	$-

Total:
Commercial	2,621	2,902	10	3,079	94
Commercial real estate	14,130	14,130	-	13,698	851
Construction real estate	6,010	14,257	1,338	7,329	149
Residential real estate	7,025	7,297	11	6,918	303
Consumer	16	16	-	18	-
Totals	$29,802	$38,602	$1,359	$31,042	$1,397

Cash basis interest income on impaired loans was $318 for the three months ended March 31, 2013 and $1,375 for the year ended December 31, 2012.

Credit Quality Indicators. The Company categorizes loans and leases into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. This categorization is made

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

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

As of  March 31, 2013 and December 31, 2012, and based on the most recent analysis performed at those dates, the risk category of loans and leases is as follows:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

Internal Risk Rating Grades
In thousands	1-4	5	6	7
March 31, 2013
Commercial	$26,764	$63,743	$1,556	$2,869
Commercial real estate
Owner occupied	35,641	65,920	2,529	11,950
Income producing	13,493	104,742	6,034	10,458
Multifamily	10,063	8,083	-	-
Construction real estate
1 - 4 Family	5,635	9,174	2,074	2,399
Other	571	10,903	2,451	9,597
Farmland	228	321	486	177
Totals	$92,395	$262,886	$15,130	$37,450

Total:
Commercial	26,764	63,743	1,556	2,869
Commercial real estate	59,197	178,745	8,563	22,408
Construction real estate	6,434	20,398	5,011	12,173
Totals	$92,395	$262,886	$15,130	$37,450

December 31, 2012
Commercial	$26,134	$61,980	$1,736	$2,662
Commercial real estate
Owner occupied	36,195	62,662	2,557	12,497
Income producing	14,253	99,055	6,329	10,293
Multifamily	10,103	7,780	-	-
Construction real estate
1 - 4 Family	3,176	14,902	1,864	1,611
Other	-	9,489	2,505	6,919
Farmland	233	326	487	178
Totals	$90,094	$256,194	$15,478	$34,160

Total:
Commercial	26,134	61,980	1,736	2,662
Commercial real estate	60,551	169,497	8,886	22,790
Construction real estate	3,409	24,717	4,856	8,708
Totals	$90,094	$256,194	$15,478	$34,160

There are no loans classified as 8 or 9 as of March 31, 2013 and December 31, 2012.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

The increase shown above from December 31, 2012 to March 31, 2013 in 7 rated credits is due to a reclassification of certain loans from our residential real estate portfolio to construction real estate portfolio.  The 7 rated loans reclassified total $4,658 at March 31, 2013 as compared to balances totaling $4,721 at December 31, 2013.  These loans represent developed lots and land in residential subdivisions, which upon further review, should be considered construction real estate.  The loans were included in the performing category below at December 31, 2012.

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

Risk Based on Payment Activity	Performing		Non-Performing
In thousands	3/31/2013	12/31/2012	3/31/2013	12/31/2012
Residential real estate
Equity Lines	$27,921	$28,221	$59	$62
1 - 4 Family	97,441	105,350	134	863
Junior Liens	7,862	7,057	-	45
Consumer
Credit Cards	1,166	1,256	-	-
Other	3,176	2,895	3	3
Totals	$137,566	$144,779	$196	$973

Total:
Residential real estate	133,224	140,628	193	970
Consumer	4,342	4,151	3	3
Totals	$137,566	$144,779	$196	$973

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
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

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

Historical Valuation
Historical valuation allowances are calculated based on the historical loss experience of specific types of loans at the time they were charged-off. The Company uses a rolling 8-quarter analysis to determine its historical loss ratio for the specific pool. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the average balance of loans in the pool for the respective quarter. The loss factors used at March 31, 2013 and December 31, 2012 are as follows:

	3/31/13	12/31/12
Commercial	0.07%	0.03%
Commercial real estate - Owner occupied	0.01%	0.00%
Commercial real estate - Income producing	0.00%	0.00%
Commercial real estate - Multifamily	0.14%	0.18%
Construction real estate - 1-4 Family	0.50%	0.01%
Construction real estate - Other	4.16%	3.86%
Construction real estate - Farmland	0.00%	0.00%
Residential real estate - Equity lines	0.07%	0.07%
Residential real estate - 1-4 Family	0.45%	0.33%
Residential real estate - Junior Liens	0.00%	0.00%
Consumer & credit cards	0.34%	0.70%
Loans held for sale	0.00%	0.00%

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

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

As can be seen from the above table, the loss factors increased in several categories at March 31, 2013 as compared to December 31, 2012.  This is due to the charge-offs taken during the fourth quarter of 2012 in the commercial portfolio and the construction real estate portfolios.  As a result, the reserve requirement for the historical valuation section of the allowance calculation increased by approximately $325 at the high end of the range as of March 31, 2013.

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

The Company’s range for our environmental factors at March 31, 2013 remains constant with December 31, 2012, as seen below:

	3/31/13		12/31/12
	Low	High	Low	High
Levels and trends in credit quality	0.20%	0.30%	0.20%	0.30%
Trends in volume of loans	1.00%	1.50%	1.00%	1.50%
Experience, ability, and depth of lending management and staff	0.00%	0.05%	0.00%	0.05%
Local economic trends and conditions	0.25%	0.35%	0.25%	0.35%
Credit concentration risk	0.00%	0.05%	0.00%	0.05%
Current industry conditions/general economic conditions	0.05%	0.10%	0.05%	0.10%
Commercial Real Estate Devaluation	0.15%	0.25%	0.15%	0.25%
Residential Real Estate Devaluation	0.15%	0.25%	0.15%	0.25%
Credit concentration risk - large relationships > $8 Million	0.60%	0.90%	0.60%	0.90%

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

Changes in the allowance for loan losses for the three-month period ended March 31, 2013 by segment are as follows:

	Beginning				Ending
In thousands	Balance	Charge-offs	Recoveries	Provision	Balance
March 31, 2013
Commercial	$449	$(6)	$-	$237	$680
Commercial real estate	3,183	-	-	131	3,314
Construction real estate	2,805	(39)	75	430	3,271
Residential real estate	1,593	-	-	(604)	989
Consumer	30	(15)	-	1	16
Total	$8,060	$(60)	$75	$195	$8,270

As of March 31, 2013 and December 31, 2012, loans individually and collectively evaluated for impairment, by loan portfolio segment, and the corresponding allowance are as follows:

	Individually Evaluated for Impairment
	3/31/2013		12/31/2012
In thousands	Allowance	Total Loans	Allowance	Total Loans
Commercial	$114	$2,409	$10	$2,621
Commercial real estate	-	13,587	-	14,130
Construction real estate	1,337	8,726	1,338	6,010
Residential real estate	-	2,086	11	7,025
Consumer	-	15	-	16
Total	$1,451	$26,823	$1,359	$29,802

	Collectively Evaluated for Impairment
	3/31/2013		12/31/2012
In thousands	Allowance	Total Loans	Allowance	Total Loans
Commercial	$566	$92,523	$439	$89,891
Commercial real estate	3,314	255,326	3,183	247,594
Construction real estate	1,934	35,290	1,467	35,680
Residential real estate	989	131,331	1,582	134,573
Consumer	16	4,330	30	4,138
Unallocated	-	253	-	275
Total	$6,819	$519,053	$6,701	$512,151

Troubled Debt Restructurings (TDRs”)

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances.  Loan modifications that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification.  The loans included in all loan classes as TDRs at March 31, 2013 had either an interest rate modification or a deferral of principal payments, which we consider to be a concession.  All loans designated as TDRs were modified due to financial difficulties experienced by the borrower.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

TDR Defaults are those TDRs that were greater than 90 days past due, and aligns with our internal definition of default for those loans not identified as TDRs.  The Company did not experience any TDR defaults during the three month periods ended March 31, 2013 or 2012.

Note 4.  Foreclosed Assets

The following table summarizes the activity in foreclosed assets for the three-month period ended March 31, 2013 and the twelve-month period ended December 31, 2012:

	3/31/2013	12/31/2012
Balance, beginning of period	$21,364	$17,040
Additions	1,609	5,320
Capitalized items	15	1,337
Sales	(633)	(531)
Impairment writedowns	-	(1,717)
Gain (loss)	21	(85)
Balance, end of period	$22,376	$21,364

Note 5.  Earnings Per Share

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options.  The following tables summarize earnings per share and the shares utilized in the computations for the three months ended March 31, 2013 and 2012, respectively:

	Net Income
	Available to Common	Weighted Average
	Shareholders (000s)	Common Shares	Per Share Amount
Quarter ended March 31, 2013
Basic earnings per common share	$1,466	4,779,393	$0.31
Effect of dilutive stock options	-	36,335
Effect of dilutive stock warrants	-	81,248
Diluted earnings per common share	$1,466	4,896,976	$0.30

Quarter ended March 31, 2012
Basic earnings per common share	$1,415	4,729,429	$0.30
Effect of dilutive stock options	-	44,920
Effect of dilutive stock warrants	-	8,208
Diluted earnings per common share	$1,415	4,782,557	$0.30

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

Note 6.  Stock Based Compensation

The Company has two share-based compensation plans, which are described in the Company’s December 31, 2012 Annual Report on Form 10-K. The compensation cost that has been charged against income for those plans was approximately $200 and $133 for the three-month periods ended March 31, 2013 and 2012, respectively.  The Company has no nonqualified stock options outstanding at March 31, 2013.

A summary of option activity during the three-month periods ended March 31, 2013 and 2012 is presented below:

			Weighted Avg.		Weighted Avg.
	Options	Weighted Avg.	Grant Date	Aggregate	Contractual
March 31, 2013	Outstanding	Exercise Price	Fair Value	Intrinsic Value	Term
Balance at 12/31/12	208,750	$8.80	$2.93	$370	4.83 years
Granted	3,800	8.86	3.74
Exercised	(400)	7.35	1.09	-
Expired	(1,700)	7.14	1.09
Balance at 3/31/13	210,450	8.81	2.96	394	4.73 years
Exercisable at 3/31/13	171,688	$9.58	$3.18	$244	4.13 years

March 31, 2012
Balance at 12/31/11	221,290	$8.59	$2.74	$62	5.28 years
Granted	4,900	6.87	3.06
Exercised	(800)	3.05	0.85
Forfeited	(40)	3.05	0.85
Expired	(13,100)	5.33	0.51
Balance at 3/31/12	212,250	8.77	2.90	254	5.45 years
Exercisable at 3/31/12	156,198	$10.02	$3.27	$104	4.68 years

Cash received from options exercised under all share-based payment arrangements for the three months ended March 31, 2013 and 2012 was $3 and $2, respectively.

Information regarding options vested during the three-month periods ended March 31, 2013 and 2012 are as follows:

	3 Months Ended
	3/31/2013	3/31/2012
Number of options vested:	4,660	8,840
Total grant date fair value of options vested	$12	$27

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

A summary of restricted stock activity during the three-month period ended March 31, 2013 and 2012 is presented below:

	March 31, 2013		March 31, 2012
	Non-Vested	Weighted Average	Non-Vested	Weighted Average
	Restricted Stock	Grant Date	Restricted Stock	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Beginning balance outstanding	11,730	$4.05	37,460	$3.68
Granted	20,536	8.87	18,442	5.52
Vested	(32,266)	7.12	(30,172)	4.95
Ending balance outstanding	-	$-	25,730	$3.51

Note 7.  Borrowings and Restricted Stock

Long-term Federal Home Loan Bank (“FHLB”) borrowings totaled $28,000 at March 31, 2013 and December 31, 2012.  The Company had no short-term borrowings at March 31, 2013 compared to $10,000 at December 31, 2012.

Through the first three months of 2013, interest expense on FHLB borrowings was $311, on junior subordinated debt was $91 and on fed funds purchased and securities sold under agreements to repurchase was $16.  In the same three months of the prior year, interest expense on FHLB borrowings was $341, on junior subordinated debt was $101 and on fed funds purchased and securities sold under agreements to repurchase was $11.

Restricted stock, which represents a required investment in the common stock of a correspondent bank, is carried at cost, and as of March 31, 2013 and December 31, 2012, included the common stock of the FHLB, which is included in other assets.   Restricted stock totaled $3,546 at March 31, 2013 and $4,236 December 31, 2012.

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

The FHLB of Atlanta neither provides dividend guidance prior to the end of each quarter, nor conducts repurchases of excess activity-based stock on a daily basis, instead making such determinations quarterly. Based on evaluation of criteria under ASC Topic 320, management believes that no impairment charge in respect of the restricted stock is necessary as of March 31, 2013.

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
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

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

At March 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 are summarized below:

In thousands
March 31, 2013	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale:
U.S. Government and federal agency	$7,562	$-	$7,562	$-
Government-sponsored enterprises	33,369	-	33,369	-
Mortgage-backed securities	52,336	-	52,336	-
Collateralized mortgage obligations	10,973	-	10,973	-
State and political subdivisions	24,124	-	24,124	-
Held for sale loans	2,343	-	2,343	-
Total assets at fair value	$130,707	$-	$130,707	$-

Total liabilities at fair value	$-	$-	$-	$-

December 31, 2012
Investment securities available-for-sale:
U.S. Government and federal agency	$5,131	$-	$5,131	$-
Government-sponsored enterprises	34,080	-	34,080	-
Mortgage-backed securities	52,507	-	52,507	-
Collateralized mortgage obligations	10,659	-	10,659	-
State and political subdivisions	21,843	-	21,843	-
Held for sale loans	1,178	-	1,178	-
Total assets at fair value	$125,398	$-	$125,398	$-

Total liabilities at fair value	$-	$-	$-	$-

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012 are included in the tables below:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

In thousands
March 31, 2013	Total	Level 1	Level 2	Level 3
Impaired Loans:
Commercial	$929	$-	$-	$929
Residential Real Estate	372	-	-	372
Construction Real Estate	2,074	-	-	2,074
Total Impaired Loans	$3,375	$-	$-	$3,375
Foreclosed Assets	22,376	-	-	22,376
Total assets at fair value	$25,751	$-	$-	$25,751

Total liabilities at fair value	$-	$-	$-	$-

December 31, 2012
Impaired Loans:
Commercial	$582	$-	$-	$582
Residential Real Estate	1,098	-	-	1,098
Construction Real Estate	3,218	-	-	3,218
Total Impaired Loans	$4,898	$-	$-	$4,898
Foreclosed Assets	21,364	-	-	21,364
Total assets at fair value	$26,262	$-	$-	$26,262

Total liabilities at fair value	$-	$-	$-	$-

For level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant	Significant
	March 31,	Valuation	Unobservable	Unobservable
	2013	Technique	Inputs	Input Value
Impaired Loans	$3,375	Management estimate	Appraisals and/or sales of comparable properties	n/a
Foreclosed Assets	$22,376	Management estimate	Appraisals and/or sales of comparable properties	n/a

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
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

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

Off-Balance-Sheet Financial Instruments:  The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2013, the fair value of loan commitments and stand-by letters of credit was immaterial.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

March 31, 2013	Carrying Amounts	Approximate Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands
Financial assets
Securities held-to-maturity	$24,012	$25,438	$-	$25,438	$-
Loans, net	537,606	548,681	-	-	548,681

Financial liabilities
Time deposits/IRAs	152,141	153,573	-	153,573	-
FHLB borrowings	28,000	31,831	-	31,831	-
Junior subordinated debentures	16,496	15,831	-	15,831	-

December 31, 2012
In thousands
Financial assets
Securities held-to-maturity	$26,252	$27,791	$-	$27,791	$-
Loans, net	533,893	546,347	-	-	546,347

Financial liabilities
Time deposits/IRAs	125,580	127,127	-	127,127	-
FHLB borrowings	38,000	42,115	-	42,115	-
Junior subordinated debentures	16,496	15,864	-	15,864	-

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument fail to perform in accordance with the terms of the contract.  The Bank’s maximum exposure to credit loss under commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.    At March 31, 2013 outstanding commitments to extend credit were $153,890 as compared to $146,449 at December 31, 2012.

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

Derivative Financial Instruments
For asset/liability management purposes, we may use interest rate swap agreements to hedge interest rate risk exposure to declining rates.  Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flow of the items being hedged.  At March 31, 2013 and December 31, 2012 the Company did not have any derivative agreements related to interest rate hedging in place.

Note 10.  Regulatory Matters

Dividends
The Company's principal source of funds for dividend payments is dividends received from the Bank.  The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by state law, regulations and policies.  A state bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand.  Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in-capital of the bank.  As of March 31, 2013 and December 31, 2012, the amount available from the Bank’s retained earnings for payment of dividends was $37,379 and $37,172 respectively.  The Company is current on all dividend payments for the Series A Preferred Stock and current on all dividend payments on its Trust Preferred Securities.  Additionally, the Company declared a quarterly cash dividend of $0.035 per share to be paid June 3, 2013 to common shareholders of record May 15, 2013.

Capital Requirements
The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2013 and December 31, 2012 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2013 (Unaudited)
(In thousands, except share and per share data)

As of March 31, 2013 and December 31, 2012, the Company and the Bank were categorized as “well capitalized” as defined by applicable regulations.  To be categorized as “well capitalized”, the Company and Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that date that management believes have changed the Company's or the Bank's category.  The Company received regulatory permission and paid the second 10% redemption increment of its Series A Preferred Stock in the amount of $1,600,000 to the U. S. Treasury on February 20, 2013.  The Company's and the Bank's actual capital amounts and ratios are also presented in the table below.

						Minimum to be Well
			Minimum Required			Capitalized Under
			for Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
March 31, 2013	Amount	Ratio	Amount	Ratio		Amount	Ratio
Total Capital (to risk weighted assets):
Valley Financial Corporation	$87,097	14.6%	$47,712	8.0%	$	n/a	n/a
Valley Bank	85,480	14.3%	47,693	8.0%		59,616	10.0%
Tier 1 Capital (to risk weighted assets):
Valley Financial Corporation	79,632	13.4%	23,856	4.0%		n/a	n/a
Valley Bank	78,018	13.1%	23,846	4.0%		35,769	6.0%
Tier 1 Capital - Leverage (to average assets):
Valley Financial Corporation	79,632	10.4%	30,713	4.0%		n/a	n/a
Valley Bank	78,018	10.2%	30,680	4.0%		38,350	5.0%

December 31, 2012
Total Capital (to risk weighted assets):
Valley Financial Corporation	$87,030	14.8%	$45,079	8.0%	$	n/a	n/a
Valley Bank	85,185	14.5%	44,940	8.0%		56,175	10.0%
Tier 1 Capital (to risk weighted assets):
Valley Financial Corporation	79,654	13.5%	22,540	4.0%		n/a	n/a
Valley Bank	77,812	13.2%	22,470	4.0%		33,705	6.0%
Tier 1 Capital - Leverage (to average assets):
Valley Financial Corporation	79,654	10.3%	30,570	4.0%		n/a	n/a
Valley Bank	77,812	10.1%	30,480	4.0%		38,100	5.0%

Note 11.  Subsequent Events

On April 25, 2013, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.035 per share, payable on June 3, 2013 to common shareholders of record May 15, 2013.

On April 25, 2013, with regulatory permission, the Board of Directors authorized the Company's redemption of the third 10%, or $1,600, of its TARP preferred stock currently held by the U. S. Treasury.  This redemption payment is anticipated to close during the month of May 2013.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations of the Company as of March 31, 2013 and December 31, 2012 and for the three month period ended March 31, 2013 and 2012 is as follows.  The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

For a discussion on the Company’s critical accounting estimates, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Non-GAAP Financial Measures
The Company measures the net interest margin as an indicator of profitability. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax-equivalent net interest income is considered in the calculation of this ratio. Tax-equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for 2013 and 2012 is 34%. The reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

	Three months ended
In thousands	3/31/2013	3/31/2012
Net interest income, non tax-equivalent	$6,586	$6,225
Less: tax-exempt interest income	(140)	(133)
Add: tax-equivalent of tax-exempt interest income	212	203
Net interest income, tax-equivalent	$6,658	$6,295

Results of Operations

Net Income

2013 Compared to 2012
Net income for the three-month period ending March 31, 2013 was $1,693,000 as compared to net income of $1,659,000 for the same period last year, an increase of $34,000 or 2%.  After the dividend on preferred stock and accretion of discounts on warrants, net income available to common shareholders increased 4% to $1,466,000 as compared to $1,415,000.  Diluted earnings per share remained constant at  $0.30 for both periods.  The Company’s earnings for the first quarter of 2013 produced an annualized return on average total assets of 0.89% and an annualized return on average shareholders’ equity of 10.74%, as compared to 0.86% and 11.01%, respectively for the same period last year.

Select highlights:
•	Net income of $1,693,000 and $0.30 per diluted share, producing a return on average total assets of 0.89% and annualized return on average shareholder’s equity of 10.74%.
•	Increase in net interest margin of 31 basis points to 3.82% as compared to the 3.51% reported for the same quarter last year.
•	Noninterest income growth of $120,000 or 12% as compared to the same quarter last year.
•	The Company’s Allowance for Loan Lease Losses (“ALLL”) to total loans increased slightly from 1.49% at December 31, 2012 to 1.51% at March 31, 2013.
•	Increase in total deposits of $37.1 million or 6% as compared to December 31, 2012 and an increase of $18.8 million or 3% in comparison to one year ago.
•	The Company’s efficiency ratio for the first quarter of 2013 improved to 64.82%, as compared to 65.78% for the same quarter last year.
•	The Company redeemed an additional $1.6 million of its preferred stock held by the US Treasury during the first quarter of 2013.

We believe that our financial performance for the first quarter of 2013 demonstrates the viability and sustainability of our business model and builds upon the momentum created from our third consecutive year of record earnings.  We have methodically and aggressively reduced the interest rates on our interest-bearing liabilities while at the same time have applied a disciplined approach to loan growth and related pricing, the effect of which has generated positive net interest income growth and an expanding net interest margin.  We believe these steps will afford us the ability to continue adding quality loans to our portfolio and soften the impact of the lower asset yields that these high quality customers are demanding.  We are also quite pleased with the high quality loan demand that we are seeing in our market.  While loans increased just $3.9 million during the quarter, the actual volume of new loans added was close to $15.0 million as we had one large construction project move to VHDA permanent financing during the first quarter.  We are likewise encouraged by the strong pipeline heading into the second quarter.

2012 Compared to 2011
Net income for the three-month period ending March 31, 2012 was $1,659,000 as compared to net income of $1,101,000 for the same period in 2011, an increase of $558,000 or 51%.  After the dividend on preferred stock and accretion of discounts on warrants, net income available to common shareholders was $1,415,000, or $0.30 per diluted common share, as compared to $859,000 or $0.18 per diluted common share for the first quarter of 2011, an increase of 65%.  The Company’s earnings for the first quarter of 2012 produced an annualized return on average total assets of 0.86% and an annualized return on average shareholders’ equity of 11.01%, as compared to 0.58% and 7.97%, respectively for the same period in 2011.

The following table shows our key performance ratios for the periods ended March 31, 2013, December 31, 2012 and March 31, 2012:

Key Performance Ratios(1)

	3 months ended	12 months ended	3 months ended
	3/31/2013	12/31/2012	3/31/2012
Return on average assets	0.89%	0.83%	0.86%
Return on average equity(2)	10.74%	10.31%	11.01%
Net interest margin(3)	3.82%	3.57%	3.51%
Cost of funds	0.64%	0.85%	0.98%
Yield on earning assets	4.45%	4.41%	4.48%
Basic net earnings per common share	$0.31	$1.16	$0.30
Diluted net earnings per common share	$0.30	$1.14	$0.30

1.	Ratios are annualized.
2.	The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.
3.	Calculated on a fully taxable equivalent basis (“FTE”).

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

2013 Compared to 2012
Net interest income for the three-month period ended March 31, 2013 was $6,586,000, a $361,000 or 6% increase when compared to the $6,225,000 reported for the same period in 2012.  The Company’s net interest margin, at 3.82%, increased by 31 basis points as compared to the 3.51% reported for the same quarter last year.  In comparison to the linked quarter, the Company’s net interest margin increased by 19 basis points over the 3.63% reported for the fourth quarter of 2012.

The increase in net interest margin during the first quarter is the result of continued funding cost reductions as the Company’s average cost of funds during the first three months of 2013 was 0.64%, down 34 basis points from the 0.98% reported in the same period last year and down 13 basis points from the fourth quarter of 2012.  We implemented another round of aggressive cost reductions on our three primary depositor accounts effective January 1, 2013 which drove the significant reduction in our cost of funds for the quarter.  Additionally, we were successful in maintaining a relatively flat yield on earning assets for the first quarter of 2013 as compared to 2012.  This was primarily due to our lower levels of excess overnight cash.  During the first three months of 2013, average cash balances were $11.0 million compared to $20.7 million in the same prior year period.  We believe our ability to obtain any further cost reduction in our deposit accounts is limited and anticipate some contraction in the margin as decreases in earning asset yields are projected to outpace any further declines in our cost of funds.

2012 Compared to 2011
Net interest income for the three-month period ended March 31, 2012 was $6,225,000, a $309,000 or 5% increase when compared to the $5,916,000 reported for the same period in 2011.  The Company’s net interest margin, at 3.51%, increased by 15 basis points over the 3.36% reported for the same quarter in 2011.  In comparison to the linked quarter, the Company’s net interest margin increased by 16 basis points over the 3.35% reported for the fourth quarter of 2011.

Noninterest Income

2013 Compared to 2012
Noninterest income increased $119,000 for the three-month period ended March 31, 2013, or 12%, compared to the same period last year, from $1,031,000 to $1,150,000.  Mortgage fee income increased $51,000 or 39% in comparison to the first quarter of 2012 while service charges increased $64,000 or 18% due to higher loan and deposit volumes and a continued focus on improving collection processes.  Valley Wealth Management Services produced another strong quarter with $240,000 in income earned, albeit $31,000 or 11% below the record income set during the same quarter last year.  Excluding the $68,000 of realized gains on the sale of securities during the three-month period ended March 31, 2012, annualized total noninterest income was 0.61% of average earning assets for the period, compared to 0.55% in the prior year.

2012 Compared to 2011
Noninterest income for the three-month period ended March 31, 2012 was $1,031,000, an increase of $390,000 or 61% compared to the $641,000 for the same period in 2011.  Brokerage fee income of $271,000 and mortgage fee income of $132,000 were earned during the first quarter 2012, an increase of $216,000 and $65,000, respectively.  Excluding the $40,000 of realized gains on the sale of securities earned during the three-month period ended March 31, 2012, annualized total noninterest income was 0.55% of average earning assets during the period compared to 0.34% in the same period in 2011.

Noninterest Expense

2013 Compared to 2012
Non-interest expense for the first quarter of 2013 totaled $5,116,000, up $245,000 or 5% as compared to the $4,871,000 reported for the quarter ended March 31, 2012. The Company’s efficiency ratio for the first quarter of 2013 improved to 64.82% as compared to 65.78% for the same quarter last year.
•
Compensation expense increased $330,000 in comparison to the first quarter of 2012.  The increase is the result of equity and merit increases for all employees which went into effect January 1, 2013 as well as personnel costs associated with the addition of mortgage loan originators and support personnel who were added after the first quarter of 2012.

•
Occupancy and equipment expense increased $86,000 in comparison to the first quarter of 2012 as a result of our expansion of office space in our downtown location and the new Mortgage Office at The Shoppes at West Village.

•
Data processing expense increased $59,000 due to increased online banking usage and the addition of new fraud prevention software for monitoring customer transactions which was implemented during the second half of 2012.

•
These increases were partially offset by reduced insurance expense of $108,000, reduced professional fees of $60,000 and reduced foreclosed asset expense of $101,000 in comparison to the first quarter of 2012.  The reduction in insurance expense is primarily related to a reduced FDIC assessment.  Professional fees decreased due to lower expenses associated with vendor reviews, external loan review, payroll processing, and business consulting.  Foreclosed asset expense decreased due to lower valuation adjustments and gains recorded on the sale of foreclosed assets during the first quarter of 2013.

2012 Compared to 2011
Noninterest expense for the three-month period ended March 31, 2012 was $4,871,000, a decrease of $587,000, or 11%, compared to the $5,458,000 recorded in same period last year.  The decreased expenses came largely from significant reductions in the Company’s insurance and legal expenses of $985,000 in total.  These reductions were offset by a

$283,000 increase in compensation expense, which was the result of the Company’s success in the recruitment of two new small business bankers and a new mortgage broker, with a combined 75 years of banking experience almost entirely in the Roanoke Valley.  Additionally, equity and merit increases for all employees as well as increased commissions paid for our mortgage banking division and Valley Wealth Management performance contributed to the increased compensation expense.  The Company’s efficiency ratio for the three-month period of 2012 was 65.78%, as compared to 81.30% for the same period in 2011.

Asset Quality

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

The Company’s ratio of non-performing assets as a percentage of total assets increased 51 basis points to 4.27% as compared to 3.76% one year earlier and increased 7 basis points from the 4.20% reported at December 31, 2012.

Nonaccrual Loans
Nonaccrual loans increased $1.4 million during the first quarter of 2013. The increase is primarily attributable to one specific borrower who closed their business in mid-March due to the loss of a significant purchase order from a new customer.  As a result, the borrower’s loans, totaling approximately $3.3 million, were immediately placed on non-accrual status.  The Company does not anticipate losses in regard to these loans at this time based on all information currently available.  The Company also placed another borrower’s loans totaling $0.6 million on nonaccrual status due to the past due status and identified potential loss exposure of $68,000 for this borrower. These increases were offset by principal payments of $0.9 million and foreclosures totaling $1.6 million.

Foreclosed Assets
During the first quarter the Company sold seven of its OREO properties and realized a slight net gain of $21,000 on the various transactions.  The properties sold include four properties that were targeted for quick sale during the fourth quarter and three additional lots in a residential development.  The Company received gross proceeds on the sale transactions of approximately $518,000 and received another $115,000 payment on one of its larger commercial real estate properties.  These decreases were offset by the foreclosure of several properties totaling $1.6 million.  As a result, foreclosed assets increased during the quarter by $1.0 million.

Troubled-Debt Restructurings (TDRs)
Loans classified as TDRs decreased by $277,000 during the first quarter of 2013.  The loan removed from TDR status represented a restructured loan with a market rate of interest at the time of the restructuring, which was performing in accordance with its modified terms for a consecutive twelve month period and was no longer considered impaired.

Impaired Loans
The Company’s impaired loans decreased by $3.0 million during the quarter to $26.8 million.  The decrease is due to foreclosures totaling $1.6 million, upgrades totaling $0.7 million, and net principal payments received of $0.7 million.  The valuation allowance on impaired loans increased by $92,000 as new specific reserves were added to two impaired borrowers based upon updated collateral exposure analyses.

Past Due Loans
At March 31, 2013, total accruing past due loans were $3.6 million, or 0.7% of total loans, a decrease from $5.8 million, or 1.1% at December 31, 2012 and from $12.1 million, or 2.3% one year ago.  The favorable trend in decreased past due loans is a result of management’s diligence in handling problem loans.

Nonperforming assets at March 31, 2013, December 31, 2012 and March 31, 2012 are presented in the following table:

Nonperforming Assets

In thousands	3/31/2013	12/31/2012	3/31/2012
Nonaccrual loans	$8,582	$7,185	$6,163
Loans past due 90 days or more	-	401	229
Restructured loans	2,924	3,201	2,301
Total nonperforming loans	$11,506	$10,787	$8,693

Foreclosed, repossessed and idled properties	22,376	21,364	20,672
Total nonperforming assets	$33,882	$32,151	$29,365

If nonaccrual loans had performed in accordance with their original terms, additional interest income would have been recorded in the amount of $106,000 for the three months ended March 31, 2013; $329,000 for the year ended December 31, 2012; and $127,000 for the three months ended March 31, 2012.

Summary of Allowance for Loan Losses

2013 Compared to 2012
The allowance for loan losses (“ALLL”) was $8,270,000 as of March 31, 2013, compared to $8,060,000 as of December 31, 2012 and $9,287,000 reported a year earlier.  The ratio of the ALLL to total loans outstanding was approximately 1.51% at March 31, 2013, which compares to approximately 1.49% of total loans at December 31, 2012 and 1.80% of total loans at March 31, 2012.  A total of $1,451,000 in specific reserves was included in the balance of the ALLL as of March 31, 2013 for impaired loans, which compares to a total of $1,358,000 as of December 31, 2012 and $2,119,000 at March 31, 2012.  These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions.  We believe the ALLL is adequate to provide for expected losses in the loan portfolio, but there are no assurances that it will be.  Total reserves represented 96% of the non-accrual loan balances as of March 31, 2013, as compared to 151% reported in the same period last year.

The Company recorded a $195,000 provision for loan losses during the first quarter of 2013, as compared to no provision for the same period last year.  The Company recorded net recoveries of $15,000 during the first quarter of 2013 as compared to net charge-offs of $363,000 for the same quarter one year ago.

While we experienced an increase in our nonaccrual loans and foreclosed assets during the quarter, we are encouraged by the reduction in impaired loans, the reduction in past due loans, the decreased level of charge-offs, and the fact that we are not seeing any new significant relationships migrate to watch-list status.  Senior management will continue to aggressively pursue the sale of our OREO properties; however the magnitude and pace of the reduction will be largely dependent upon the continued recovery of residential housing and commercial real estate in our local market.  Our ALLL committee evaluates OREO asset valuations on a quarterly basis and at this time, we do not foresee the need to take any additional impairment losses in an effort to sell them quickly.  We believe the measures taken during the fourth quarter of 2012 are sufficient at this time.

2012 Compared to 2011
The ALLL was $9,287,000 as of March 31, 2012, compared to $9,650,000 as of December 31, 2011 and $10,500,000 reported a year earlier.  The ratio of ALLL to total loans outstanding was approximately 1.80% at March 31, 2012, which compares to approximately 1.90% of total loans at December 31, 2011 and 1.96% of total loans at March 31, 2011.  A total of $2,119,000 in specific reserves was included in the balance of the ALLL as of March 31, 2012 for impaired loans, which compares to a total of $2,099,000 as of December 31, 2011 and $1,469,000 at March 31, 2011.

The Company recorded no provision for loan losses during the first quarter of 2012 compared to a net reduction in provision expense of $436,000 in the same period last year.  During the first quarter of 2012 the Company charged off $355,000 related to one construction/development relationship.  This charge-off was the primary reason for the reduction in the ALLL balance at March 31, 2012.

Higher Risk Loans
Certain types of loans, such as option ARM products, interest-only loans, subprime loans, and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  We do not offer option ARM, interest-only, or subprime mortgage loans.

Junior-lien mortgages can also be considered higher risk loans and our junior lien portfolio currently consists of balances totaling $23,328,000 (4.3% of total portfolio) at March 31, 2013.  Loans included in this category that were initially made with high loan-to-value ratios of 100% or greater have current balances totaling $1,603,000 at March 31, 2013.  Since 2003, we have experienced net charge-offs totaling $830,000 in junior lien mortgages.

Financial Condition

Total assets at Mach 31, 2013 were $793,548,000, up $28,964,000 or 4% from $764,584,000 at December 31, 2012.  The principal components of the Company’s assets at the end of the period were $42,438,000 in cash and cash equivalents, $128,364,000 in securities available-for-sale, $24,012,000 in securities held-to-maturity and $545,876,000 in gross loans.  Total assets at December 31, 2012 were $764,584,000 with the principal components consisting of $19,803,000 in cash and cash equivalents, $124,220,000 in securities available-for-sale, $26,252,000 in securities held-to-maturity and $541,953,000 in gross loans.

Total liabilities at March 31, 2013 were $729,634,000, up from $700,353,000 at December 31, 2012, an increase of $29,281,000 or 4%.  Deposits increased $37,120,000 or 6% to $658,221,000 from the $621,101,000 level at December 31, 2012 while FHLB advances decreased $10,000,000 to $28,000,000 at March 31, 2013.  Total shareholders’ equity at March 31, 2013 was $63,914,000, down from $64,231,000 at December 31, 2012, a decrease of $317,000 or 0.5%. The decline in shareholder’s equity is attributable to the redemption of $1,600,000 of preferred stock from the U.S. Treasury during the first quarter of 2013.  The Company’s book value per share increased 2% from $10.38 at December 31, 2012 to $10.62 at March 31, 2013.

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared.    The Company is current on all dividend payments for the Series A Preferred Stock.  The Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.035 per share, payable June 3, 2013 to common shareholders of record May 15, 2013.  Additionally, the Company has obtained regulatory permission to make its third TARP redemption payment in the amount of $1,600,000.  The Company currently expects to continue making quarterly redemptions of similar amounts, based on its earnings, financial condition and obtaining continued regulatory permission.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  As of March 31, 2013 and December 31, 2012, the Company and the subsidiary bank met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized”.  These capital amounts and ratios are included in Note 10 of the consolidated financial statements incorporated by reference herein.

Interest Rate Risk
Interest rate risk is the exposure to fluctuations in the Company’s future earnings (earnings at risk) and value (economic value at risk) resulting from changes in interest rates.  This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayment and contractual interest rate changes.  At March 31, 2013 the Company is asset sensitive as simulation results indicate that net interest income would rise by approximately 8% if rates were to rise 200 basis points.
For a further discussion on interest rate risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Liquidity
One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity.  Liquidity measures our ability to meet our maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for customers’ credit needs.  Liquidity represents a financial institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.  We sell excess funds overnight to provide an immediate source of liquidity and as of March 31, 2013 we had a total of $36,239,000 in overnight funds at the Reserve Bank.   The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The secondary liquidity source for both short-term and long-term borrowings consists of a secured line of credit from the Federal Home Loan Bank (“FHLB”).  At March 31, 2013, the line of credit had $28,000,000 outstanding under a total available line of $88,046,000.  Borrowings from the FHLB are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral.  Additionally, we have an established line of credit with the Reserve Bank’s Discount Window that had no outstanding balance under a total available line of $51,463,000 at March 31, 2013.  Borrowings from the FRB Discount Window are secured by a collateral agreement on a pledged portion of the Bank’s commercial and real estate construction collateral.

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

Item 1A.  Risk Factors.

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, is formatted in XBRL interactive data files:  (i) Consolidated Statement of Income for the three months ended March 31, 2013 and 2012; (ii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iii) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (iv) Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

May 13, 2013	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief Executive Officer

May 13, 2013	/s/ Kimberly B. Snyder
Date	Kimberly B. Snyder, Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, is formatted in XBRL interactive data files:  (i) Consolidated Statement of Income for the three months ended March 31, 2013 and 2012; (ii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iii) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (iv) Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

*  Filed herewith.