Form 10-Q
period 2013-06-30
VALLEY FINANCIAL CORP /VA/
filed 2013-08-13
CIK 921590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Quarterly Period Ended	June 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to_____________________________________

Commission File Number:  000-28342
VALLEY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1702380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

36 Church Avenue, S.W.
Roanoke, Virginia	24011
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☑

At August 13, 2013, 4,787,269 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION
FORM 10-Q
June 30, 2013

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY FINANCIAL CORPORATION
Consolidated Balance Sheets
(In 000s, except share data)

	(Unaudited)	(Audited)
Assets	June 30, 2013	December 31, 2012
Cash and due from banks	$9,292	$9,576
Interest bearing deposits	10,084	10,227
Total cash and cash equivalents	19,376	19,803
Securities available for sale	153,899	124,220
Securities held to maturity (fair value 6/30/13: $24,730; 12/31/12: $27,791)	23,954	26,252
Loans, net of allowance for loan losses, 6/30/13: $8,030; 12/31/12: $8,060	544,894	533,893
Foreclosed assets	22,264	21,364
Premises and equipment, net	8,687	8,291
Bank owned life insurance	18,539	18,206
Accrued interest receivable	2,646	2,434
Other assets	12,080	10,121
Total assets	$806,339	$764,584
Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$27,120	$24,289
Interest bearing deposits	638,855	596,812
Total deposits	665,975	621,101
Securities sold under agreements to repurchase	20,474	19,745
FHLB borrowings	38,000	38,000
Junior subordinated debentures	16,496	16,496
Accrued interest payable	335	337
Other liabilities	4,659	4,674
Total liabilities	745,939	700,353
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; 11,219 shares issued and outstanding at June 30, 2013 and 14,419 shares issued and outstanding at December 31, 2012	11,160	14,256
Common stock, no par value; 10,000,000 shares authorized; 4,787,269 shares issued and outstanding at June 30, 2013 and 4,760,095 shares issued and outstanding at December 31, 2012	24,150	23,940
Retained earnings	28,299	25,458
Accumulated other comprehensive income (loss)	(3,209)	577
Total shareholders' equity	60,400	64,231
Total liabilities and shareholders' equity	$806,339	$764,584
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Income Statements
(In 000s, except share and per share data)

	Three Months Ended (Unaudited)		Six Months Ended (Unaudited)
	6/30/2013	6/30/2012	6/30/2013	6/30/2012
Interest income
Interest and fees on loans	$6,832	$6,752	$13,672	$13,480
Interest on securities - taxable	831	1,126	1,531	2,207
Interest on securities - nontaxable	155	132	295	265
Interest on deposits in banks	7	14	13	26
Total interest income	7,825	8,024	15,511	15,978
Interest expense
Interest on deposits	670	1,082	1,352	2,358
Interest on borrowings	408	445	826	898
Total interest expense	1,078	1,527	2,178	3,256
Net interest income	6,747	6,497	13,333	12,722
Provision for loan losses	(130)	(53)	65	(53)
Net interest income after provision for loan losses	6,877	6,550	13,268	12,775
Noninterest income
Service charges on deposit accounts	452	375	867	726
Mortgage fee income	213	173	396	305
Brokerage fee income, net	259	201	499	472
Realized gain on sale of securities	—	—	68	40
Other income	381	242	625	479
Total noninterest income	1,305	991	2,455	2,022
Noninterest expense
Compensation expense	2,970	2,609	5,930	5,239
Occupancy and equipment expense	459	393	922	770
Data processing expense	382	322	748	630
Insurance expense	210	317	402	617
Professional fees	199	237	362	460
Foreclosed asset expense, net	329	169	501	442
Other operating expense	860	794	1,660	1,554
Total noninterest expense	5,409	4,841	10,525	9,712
Income before income taxes	2,773	2,700	5,198	5,085
Income tax expense	845	831	1,577	1,557
Net income	$1,928	$1,869	$3,621	$3,528
Preferred dividends and accretion of discounts on warrants	198	245	425	489
Net income available to common shareholders	$1,730	$1,624	$3,196	$3,039
Earnings per share
Basic earnings per common share	$0.36	$0.34	$0.67	$0.64
Diluted earnings per common share	$0.35	$0.33	$0.65	$0.63
Weighted average common shares outstanding	4,789,813	4,742,222	4,784,631	4,735,826
Diluted average common shares outstanding	4,920,264	4,830,005	4,908,923	4,807,817
Dividends declared per common share	$0.035	$—	$0.07	$—
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(In 000s)

	Three Months Ended (Unaudited)		Six Months Ended (Unaudited)
	6/30/2013	6/30/2012	6/30/2013	6/30/2012
Net Income	$1,928	$1,869	$3,621	$3,528
Other comprehensive income (loss) ("OCI"):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(5,289)	791	(5,667)	1,244
Tax related to unrealized gains (losses)	1,798	(269)	1,927	(423)
Reclassification adjustment for gains included in net income	—	—	(68)	(40)
Tax related to realized gains	—	—	23	14
Holding gains on securities transferred to HTM from AFS:
Holding gains amortized during period	(1)	(4)	(2)	(8)
Tax related to amortized holding gains	—	1	1	3
Total other comprehensive income (loss)	(3,492)	519	(3,786)	790
Total comprehensive income (loss)	$(1,564)	$2,388	$(165)	$4,318
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(In 000s)

	Six Months Ended (Unaudited)
	6/30/2013	6/30/2012
Cash flows from operating activities
Net income	$3,621	$3,528
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	65	(53)
Depreciation and amortization of bank premises, equipment and software	408	346
Net amortization of bond premiums/discounts	822	1,154
Stock compensation expense	209	161
Net gains on sale of securities	(68)	(40)
Net losses and impairment writedowns on foreclosed assets and premises	202	89
Increase in value of life insurance contracts	(333)	(316)
(Increase) decrease in other assets	(2,021)	1,429
Increase (decrease) in other liabilities	(18)	244
Net cash and cash equivalents provided by operating activities	2,887	6,542
Cash flows from investing activities
Purchases of bank premises, equipment and software	(811)	(740)
Purchases of securities available-for-sale	(59,873)	(56,579)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	25,704	62,317
Proceeds from maturities, calls, and paydowns of securities held-to-maturity	2,248	1,649
Proceeds from sale of foreclosed assets	894	162
Capitalized costs related to foreclosed assets	(263)	(864)
Increase in loans, net	(12,942)	(27,464)
Net cash and cash equivalents used in investing activities	(45,043)	(21,519)
Cash flows from financing activities
Increase in non-interest bearing deposits	2,831	283
Increase in interest bearing deposits	42,043	31,158
Principal repayments of borrowings	—	(10,000)
Increase (decrease) in securities sold under agreements to repurchase	729	(2,988)
Net proceeds from issuance of common stock	4	3
Redemptions of preferred stock	(3,200)	—
Excess tax benefits from share-based payment agreements	52	—
Purchase and retirement of treasury stock	(54)	—
Cash dividends paid	(676)	(400)
Net cash and cash equivalents provided by financing activities	41,729	18,056
Net increase (decrease) in cash and cash equivalents	(427)	3,079
Cash and cash equivalents at beginning of period	19,803	30,724
Cash and cash equivalents at end of period	$19,376	$33,803
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,180	$3,307
Cash paid during the period for income taxes	$1,782	$1,224
Noncash financing and investing activities
Transfer of loans to foreclosed property	$1,733	$4,060
See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
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

Recent and Future Accounting Considerations
On April 22, 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company does not expect these amendments to have any effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
(In thousands, except share and per share data)

Note 2.  Securities

The carrying values, unrealized gains, unrealized losses, and approximate fair values of available-for-sale and held-to-maturity investment securities at June 30, 2013 are shown in the tables below. As of June 30, 2013, investments (including both available-for-sale and held-to-maturity) and restricted equity securities with amortized costs and fair values of $98,523 and $96,875 respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

The recent and rapid increase in long-term interest rates after the Federal Reserve signaled that tapering of its asset purchases in the market could come around the end of 2013 has resulted in a shift in the Company's investment portfolio from a net unrealized gain position to a net unrealized loss position. The Company's liquidity and capital positions are very strong and as such, the Company does not foresee a need to divest of these securities in the near future that could result in any significant loss. The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale (“AFS”) as of June 30, 2013 and December 31, 2012 were as follows:

	Amortized	Unrealized	Unrealized
June 30, 2013	Cost	Gains	Losses	Fair Values
U.S. Government and federal agency	$10,012	$—	$(348)	$9,664
Government-sponsored enterprises *	33,584	—	(1,564)	32,020
Mortgage-backed securities	73,037	131	(1,561)	71,607
Collateralized mortgage obligations	10,851	78	(61)	10,868
States and political subdivisions	31,433	1	(1,694)	29,740
	$158,917	$210	$(5,228)	$153,899

December 31, 2012
U.S. Government and federal agency	$5,016	$115	$—	$5,131
Government-sponsored enterprises *	34,138	79	(137)	34,080
Mortgage-backed securities	51,856	696	(45)	52,507
Collateralized mortgage obligations	10,537	135	(13)	10,659
States and political subdivisions	21,956	53	(166)	21,843
	$123,503	$1,078	$(361)	$124,220
* Such as FNMA, FHLMC and FHLB.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
(In thousands, except share and per share data)

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity (“HTM”) as of June 30, 2013 and December 31, 2012 were as follows:

	Amortized	Unrealized	Unrealized
June 30, 2013	Cost	Gains	Losses	Fair Values
U.S. Government and federal agency	$7,896	$202	$—	$8,098
Mortgage-backed securities	192	11	—	203
Collateralized mortgage obligations	115	6	—	121
States and political subdivisions	15,751	559	(2)	16,308
	$23,954	$778	$(2)	$24,730

December 31, 2012
U.S. Government and federal agency	$8,258	$380	$—	$8,638
Mortgage-backed securities	231	16	—	247
Collateralized mortgage obligations	1,644	96	—	1,740
States and political subdivisions	16,119	1,047	—	17,166
	$26,252	$1,539	$—	$27,791

The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $8 and $8, respectively, as of June 30, 2013.  The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $1,607 and $1,520, respectively, as of December 31, 2012.

The following tables present the maturity ranges of securities available-for-sale and held-to-maturity as of June 30, 2013 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
(In thousands, except share and per share data)

Investment Portfolio Maturity Distribution
	Available-for-Sale			Held-to-Maturity
	Amortized	Fair		Amortized	Fair
In thousands	Costs	Value	Yield	Costs	Value	Yield
U.S. Government and federal agency:
After five but within ten years	$5,558	$5,382	2.18%	$4,265	$4,426	3.43%
After ten years	4,454	4,282	2.32%	3,631	3,672	3.22%
Government-sponsored enterprises:
After five but within ten years	23,613	22,792	1.60%	—	—	—%
After ten years	9,971	9,228	2.79%	—	—	—%
Obligations of states and subdivisions:
Less than one year	—	—	—%	300	304	3.75%
After one but within five years	5,528	5,409	1.84%	—	—	—%
After five but within ten years	8,123	7,799	2.08%	3,772	3,891	4.05%
After ten years	17,782	16,532	3.06%	11,679	12,113	4.59%
Mortgage-backed securities	73,037	71,607	1.90%	192	203	4.77%
Collateralized mortgage obligations	10,851	10,868	1.69%	115	121	4.16%
Total	$158,917	$153,899		$23,954	$24,730

Total Securities by Maturity Period
Less than one year	$—	$—		$300	$304
After one but within five years	5,528	5,409		—	—
After five but within ten years	37,294	35,973		8,037	8,317
After ten years	32,207	30,042		15,310	15,785
Mortgage-backed securities*	73,037	71,607		192	203
Collateralized mortgage obligations*	10,851	10,868		115	121
Total by Maturity Period	$158,917	$153,899		$23,954	$24,730

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

The following tables detail unrealized losses and related fair values in the Company’s available-for-sale and held-to-maturity investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2013 and December 31, 2012, respectively.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
(In thousands, except share and per share data)

	Temporarily Impaired Securities in AFS Portfolio
In thousands	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
June 30, 2013	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government and federal agency	$9,656	$(348)	$—	$—	$9,656	$(348)
Government-sponsored enterprises	32,020	(1,564)	—	—	32,020	(1,564)
Mortgage-backed securities	59,560	(1,561)	—	—	59,560	(1,561)
Collateralized mortgage obligations	4,522	(53)	549	(8)	5,071	(61)
States and political subdivisions	28,625	(1,646)	1,063	(48)	29,688	(1,694)
	$134,383	$(5,172)	$1,612	$(56)	$135,995	$(5,228)

December 31, 2012
Government-sponsored enterprises	$16,930	$(137)	$—	$—	$16,930	$(137)
Mortgage-backed securities	7,630	(45)	—	—	7,630	(45)
Collateralized mortgage obligations	2,921	(13)	9	—	2,930	(13)
States and political subdivisions	13,205	(166)	—	—	13,205	(166)
	$40,686	$(361)	$9	$—	$40,695	$(361)

	Temporarily Impaired Securities in HTM Portfolio
In thousands	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
June 30, 2013	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
States and political subdivisions	442	(2)	—	—	442	(2)
	$442	$(2)	$—	$—	$442	$(2)

There were no securities with unrealized losses in the HTM portfolio at December 31, 2012.

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary.  Consideration is given to (1)the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At June 30, 2013, there were three securities in the portfolio with an unrealized loss for a period greater than 12 months of $56. As of June 30, 2013, management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.  Accordingly, as of June 30, 2013, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company's consolidated income statement.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
(In thousands, except share and per share data)

Note 3.  Loans and Allowance for Loan and Lease Losses

The major components of loans in the consolidated balance sheets at June 30, 2013 and December 31, 2012 are as follows:

In thousands	6/30/2013	12/31/2012
Commercial	$95,364	$92,512
Real estate:
Commercial real estate	269,469	261,724
Construction real estate	41,807	41,690
Residential real estate	141,429	141,598
Consumer	4,723	4,154
Deferred loan fees, net	132	275
Gross loans	552,924	541,953
Allowance for loan losses	(8,030)	(8,060)
Net loans	$544,894	$533,893

Substantially all one-four family residential and commercial real estate loans collateralize the line of credit available from the Federal Home Loan Bank and substantially all commercial and construction loans collateralize the line of credit with the Federal Reserve Bank of Richmond Discount Window.  The aggregate amount of deposit overdrafts that have been reclassified as loans and included in the consumer category in the above table as of June 30, 2013 and December 31, 2012 was $55 and $49, respectively.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate market or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus income producing loans. At June 30, 2013, approximately 43% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties and 50% was secured by income-producing properties.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
(In thousands, except share and per share data)

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

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following schedule is an aging of past due loans receivable by portfolio segment as of June 30, 2013 and December 31, 2012:

In thousands	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days, Accruing
June 30, 2013
Commercial	$30	$129	$1,041	$1,200	$94,164	$95,364	$—
Commercial real estate
Owner occupied	—	—	461	461	114,838	115,299	—
Income producing	—	—	—	—	135,129	135,129	—
Multifamily	—	—	—	—	19,041	19,041	—
Construction real estate
1 - 4 Family	—	—	—	—	18,303	18,303	—
Other	—	—	3,161	3,161	19,140	22,301	—
Farmland	—	—	—	—	1,203	1,203	—
Residential real estate
Equity Lines	24	—	59	83	28,079	28,162	—
1 - 4 Family	159	50	556	765	104,602	105,367	—
Junior Liens	24	—	—	24	7,876	7,900	—
Consumer
Credit Cards	9	5	—	14	1,212	1,226	—
Other	27	9	—	36	3,461	3,497	—
Deferred loan fees, net	—	—	—	—	132	132	—
Total	$273	$193	$5,278	$5,744	$547,180	$552,924	$—

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
(In thousands, except share and per share data)

In thousands	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days, Accruing
December 31, 2012
Commercial	$—	$396	$1,009	$1,405	$91,107	$92,512	$—
Commercial real estate
Owner occupied	185	466	408	1,059	112,852	113,911	—
Income producing	389	3,339	—	3,728	126,202	129,930	—
Multifamily	—	—	—	—	17,883	17,883	—
Construction real estate
1 - 4 Family	—	—	72	72	21,481	21,553	—
Other	—	—	4,233	4,233	14,680	18,913	—
Farmland	—	—	—	—	1,224	1,224	—
Residential real estate
Equity Lines	48	669	462	1,179	27,104	28,283	400
1 - 4 Family	612	50	659	1,321	104,892	106,213	—
Junior Liens	25	—	—	25	7,077	7,102	—
Consumer
Credit Cards	22	8	1	31	1,225	1,256	—
Other	—	5	3	8	2,890	2,898	1
Deferred loan fees, net	—	—	—	—	275	275	—
Total	$1,281	$4,933	$6,847	$13,061	$528,892	$541,953	$401

As noted in the chart above, the Company made significant progress in reducing the level of past due loans from December 31, 2012 to June 30, 2013. During this period, total loans past due decreased $7,317 or 56% from $13,061 to $5,744. The greatest success was in the 30 - 89 day category, as these totals declined $5,748 or 93%.

Nonaccrual Loans.  Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. Loans will be placed on nonaccrual status automatically when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection.  In this case, the loan will continue to accrue interest despite its past due status.  When interest accrual is discontinued, all unpaid accrued interest is reversed and any subsequent payments received are applied to the outstanding principal balance. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The following is a schedule of loans receivable, by portfolio segment, on nonaccrual status as of June 30, 2013 and December 31, 2012:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
(In thousands, except share and per share data)

In thousands	June 30, 2013	December 31, 2012
Commercial	$1,170	$1,498
Commercial real estate
Owner occupied	461	408
Construction real estate
1 - 4 Family	—	73
Other	3,161	4,233
Residential real estate
Equity Lines	59	62
1 - 4 Family	563	863
Junior Liens	—	45
Consumer
Other	—	3
Total	$5,414	$7,185
Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $164 during the six months ended June 30, 2013; $329 during the year ended December 31, 2012, and $165 during the six months ended June 30, 2012.  There were four restructured loans totaling $2,923 at June 30, 2013 and there were six restructured loans totaling $3,201 at December 31, 2012.

Impaired Loans.  Impaired loans are identified by the Company as loans in which it is determined to be probable that the borrower will not make interest and principal payments according to the contract terms of the loan.  In determining impaired loans, our credit administration department reviews past-due loans, examiner classifications, Bank classifications, and a selection of other loans to provide evidence as to whether the loan is impaired.  All loans rated as substandard are evaluated for impairment by the Bank’s Allowances for Loan and Lease Losses (“ALLL”) Committee.  Once classified as impaired, the ALLL Committee individually evaluates the total loan relationship, including a detailed collateral analysis, to determine the reserve appropriate for each one.  Any potential loss exposure identified in the collateral analysis is set aside as a specific reserve (valuation allowance) in the allowance for loan and lease losses.  If the impaired loan is subsequently resolved and it is determined the reserve is no longer required, the specific reserve will be taken back into income during the period the determination is made.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans as of June 30, 2013 and December 31, 2012 are set forth in the following table:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
(In thousands, except share and per share data)

In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2013
With no related allowance:
Commercial	$1,752	$1,962	$—	$1,967	$26
Commercial real estate
Owner occupied	5,711	5,711	—	5,742	170
Income producing	4,573	4,573	—	4,602	143
Construction real estate
1 - 4 Family	337	337	—	557	13
Other	4,423	6,408	—	5,348	104
Farmland	175	175	—	177	5
Residential real estate
Equity Lines	498	503	—	502	11
1 - 4 Family	517	592	—	601	13
Consumer
Other	11	11	—	12	—
Total loans with no allowance	$17,997	$20,272	$—	$19,508	$485
With an allowance recorded:
Commercial	554	554	121	554	1
Construction real estate
Other	2,566	8,139	1,337	2,566	—
Residential real estate
1 - 4 Family	491	491	6	491	—
Total loans with an allowance	$3,611	$9,184	$1,464	$3,611	$1
Total:
Commercial	2,306	2,516	121	2,521	27
Commercial real estate	10,284	10,284	—	10,344	313
Construction real estate	7,501	15,059	1,337	8,648	122
Residential real estate	1,506	1,586	6	1,594	24
Consumer	11	11	—	12	—
Totals	$21,608	$29,456	$1,464	$23,119	$486

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
(In thousands, except share and per share data)

In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2012
With no related allowance:
Commercial	$2,527	$2,796	$—	$2,959	$94
Commercial real estate
Owner occupied	9,503	9,503	—	10,698	672
Income producing	4,627	4,627	—	3,000	179
Construction real estate
1 - 4 Family	798	1,047	—	1,363	46
Other	2,467	4,892	—	3,218	90
Farmland	179	179	—	182	13
Residential real estate
Equity Lines	551	555	—	569	24
1 - 4 Family	6,429	6,694	—	6,300	279
Consumer
Other	16	16	—	18	—
Total loans with no allowance	$27,097	$30,309	$—	$28,307	$1,397
With an allowance recorded:
Commercial	94	106	10	120	—
Construction real estate
Other	2,566	8,139	1,338	2,566	—
Residential real estate
Junior Liens	45	48	11	49	—
Total loans with an allowance	$2,705	$8,293	$1,359	$2,735	$—
Total:
Commercial	2,621	2,902	10	3,079	94
Commercial real estate	14,130	14,130	—	13,698	851
Construction real estate	6,010	14,257	1,338	7,329	149
Residential real estate	7,025	7,297	11	6,918	303
Consumer	16	16	—	18	—
Totals	$29,802	$38,602	$1,359	$31,042	$1,397

Cash basis interest income on impaired loans was $550 for the six months ended June 30, 2013 and $1,375 for the year ended December 31, 2012.

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
(In thousands, except share and per share data)

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
(In thousands, except share and per share data)

As of  June 30, 2013 and December 31, 2012, and based on the most recent analysis performed at those dates, the risk category of loans and leases is as follows:

Internal Risk Rating Grades
In thousands	1-4	5	6	7
June 30, 2013
Commercial	$27,580	$63,569	$1,484	$2,731
Commercial real estate
Owner occupied	35,562	68,781	3,012	7,944
Income producing	17,175	102,817	5,957	9,180
Multifamily	10,022	9,019	—	—
Construction real estate
1 - 4 Family	5,561	10,053	1,367	1,322
Other	776	11,668	441	9,416
Farmland	225	317	486	175
Totals	$96,901	$266,224	$12,747	$30,768
Total:
Commercial	27,580	63,569	1,484	2,731
Commercial real estate	62,759	180,617	8,969	17,124
Construction real estate	6,562	22,038	2,294	10,913
Totals	$96,901	$266,224	$12,747	$30,768

December 31, 2012
Commercial	$26,134	$61,980	$1,736	$2,662
Commercial real estate
Owner occupied	36,195	62,662	2,557	12,497
Income producing	14,253	99,055	6,329	10,293
Multifamily	10,103	7,780	—	—
Construction real estate
1 - 4 Family	3,176	14,902	1,864	1,611
Other	—	9,489	2,505	6,919
Farmland	233	326	487	178
Totals	$90,094	$256,194	$15,478	$34,160
Total:
Commercial	26,134	61,980	1,736	2,662
Commercial real estate	60,551	169,497	8,886	22,790
Construction real estate	3,409	24,717	4,856	8,708
Totals	$90,094	$256,194	$15,478	$34,160

There are no loans classified as 8 or 9 as of June 30, 2013 and December 31, 2012.

As can be seen from the table above, the Company continues to make progress in reducing its problem assets. Loans risk rated 6 or 7 have decreased 12% from $49,638 at December 31, 2012 to $43,515 at June 30, 2013. Senior management remains focused on continued improvement of these "watch-list" loans.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
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

Risk Based on Payment Activity	Performing		Non-Performing
In thousands	6/30/2013	12/31/2012	6/30/2013	12/31/2012
Residential real estate
Equity Lines	$28,103	$28,221	$59	$62
1 - 4 Family	104,804	105,350	563	863
Junior Liens	7,900	7,057	—	45
Consumer
Credit Cards	1,226	1,256	—	—
Other	3,497	2,895	—	3
Totals	$145,530	$144,779	$622	$973
Total:
Residential real estate	140,807	140,628	622	970
Consumer	4,723	4,151	—	3
Totals	$145,530	$144,779	$622	$973

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
June 30, 2013 (Unaudited)
(In thousands, except share and per share data)

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

Historical Valuation
Historical valuation allowances are calculated based on the historical loss experience of specific types of loans at the time they were charged-off. The Company uses a rolling 8-quarter analysis to determine its historical loss ratio for the specific pool. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the average balance of loans in the pool for the respective quarter. The loss factors used at June 30, 2013 and December 31, 2012 are as follows:

	6/30/2013	12/31/2012
Commercial	0.07%	0.03%
Commercial real estate - Owner occupied	0.10%	0.00%
Commercial real estate - Income producing	0.00%	0.00%
Commercial real estate - Multifamily	0.00%	0.18%
Construction real estate - 1-4 Family	0.42%	0.01%
Construction real estate - Other	3.09%	3.86%
Construction real estate - Farmland	0.00%	0.00%
Residential real estate - Equity lines	0.18%	0.07%
Residential real estate - 1-4 Family	0.37%	0.33%
Residential real estate - Junior Liens	0.00%	0.00%
Consumer & credit cards	0.31%	0.70%
Loans held for sale	0.00%	0.00%

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

As can be seen from the above table, the loss factors moved around in several categories at June 30, 2013 as compared to December 31, 2012 based upon historical charge-offs experienced during the respective 8-quarter look-back periods.    The net effect of these changes is an approximate $200 reduction in the reserve requirement for the historical valuation section of the allowance calculation at both the high and low end of the range at June 30, 2013.

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
(In thousands, except share and per share data)

either a high, moderate or low degree of risk. The results are then input into a general allocation matrix to determine an appropriate general valuation allowance, based on the risk assessment performed by management and the loss factors established for high and low ranges.  Loans identified as losses by management, internal loan review and/or regulatory examiners are charged-off.

The Company’s range for our environmental factors at June 30, 2013 remained constant from December 31, 2012 with the exception of our trend in volume of loans which fell to low risk based upon a decrease in actual loan volume during the past twelve months as seen below:

	6/30/2013		12/31/2012
	Low	High	Low	High
Levels and trends in credit quality	0.20%	0.30%	0.20%	0.30%
Trends in volume of loans	0.00%	1.00%	1.00%	1.50%
Experience, ability, and depth of lending management and staff	0.00%	0.05%	0.00%	0.05%
Local economic trends and conditions	0.25%	0.35%	0.25%	0.35%
Credit concentration risk	0.00%	0.05%	0.00%	0.05%
Current industry conditions/general economic conditions	0.05%	0.10%	0.05%	0.10%
Commercial Real Estate Devaluation	0.15%	0.25%	0.15%	0.25%
Residential Real Estate Devaluation	0.15%	0.25%	0.15%	0.25%
Credit concentration risk - large relationships > $8 Million	0.60%	0.90%	0.60%	0.90%

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

Changes in the allowance for loan losses for the six months ended June 30, 2013 by segment are as follows:

In thousands	Beginning				Ending
June 30, 2013	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$449	$(7)	$—	$319	$761
Commercial real estate	3,183	—	—	(125)	3,058
Construction real estate	2,805	(39)	75	223	3,064
Residential real estate	1,593	(100)	7	(369)	1,131
Consumer	30	(33)	2	17	16
Total	$8,060	$(179)	$84	$65	$8,030

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
(In thousands, except share and per share data)

As of June 30, 2013 and December 31, 2012, loans individually and collectively evaluated for impairment, by loan portfolio segment, and the corresponding allowance are as follows:

	Individually Evaluated for Impairment
	6/30/2013		12/31/2012
In thousands	Allowance	Total Loans	Allowance	Total Loans
Commercial	$121	$2,306	$10	$2,621
Commercial real estate	—	10,284	—	14,130
Construction real estate	1,337	7,501	1,338	6,010
Residential real estate	6	1,506	11	7,025
Consumer	—	11	—	16
Total	$1,464	$21,608	$1,359	$29,802

	Collectively Evaluated for Impairment
	6/30/2013		12/31/2012
In thousands	Allowance	Total Loans	Allowance	Total Loans
Commercial	$640	$93,058	$439	$89,891
Commercial real estate	3,058	259,185	3,183	247,594
Construction real estate	1,727	34,306	1,467	35,680
Residential real estate	1,125	139,923	1,582	134,573
Consumer	16	4,712	30	4,138
Unallocated	—	132	—	275
Total	$6,566	$531,316	$6,701	$512,151

Troubled Debt Restructurings ("TDRs”)

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances.  Loan modifications that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification.  The loans included in all loan classes as TDRs at June 30, 2013 had either an interest rate modification or a deferral of principal payments, which we consider to be a concession.  All loans designated as TDRs were modified due to financial difficulties experienced by the borrower.

TDR Defaults are those TDRs that were greater than 90 days past due, and aligns with our internal definition of default for those loans not identified as TDRs.  The Company did not experience any TDR defaults during the three month period ended June 30, 2013 or 2012.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
(In thousands, except share and per share data)

Note 4.  Foreclosed Assets

The following table summarizes the activity in foreclosed assets for the six months ended June 30, 2013 and the year ended December 31, 2012:

	6/30/2013	12/31/2012
Balance, beginning of period	$21,364	$17,040
Additions	1,733	5,320
Capitalized items	263	1,337
Sales	(894)	(531)
Impairment writedowns	(206)	(1,717)
Gain (loss)	4	(85)
Balance, end of period	$22,264	$21,364

Note 5.  Earnings Per Share

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options.  The following tables summarize earnings per share and the shares utilized in the computations for the three months ended June 30, 2013 and 2012, respectively:

	Net Income Available to Common Shareholders (000s)	Weighted Average Common Shares	Per Share Amount
Quarter ended June 30, 2013
Basic earnings per common share	$1,730	4,789,813	$0.36
Effect of dilutive stock options		39,354
Effect of dilutive stock warrants		91,097
Diluted earnings per common share	$1,730	4,920,264	$0.35

Quarter ended June 30, 2012
Basic earnings per common share	$1,624	4,742,222	$0.34
Effect of dilutive stock options		43,023
Effect of dilutive stock warrants		44,760
Diluted earnings per common share	$1,624	4,830,005	$0.33

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
(In thousands, except share and per share data)

The following tables summarize earnings per share and the shares utilized in the computations for the six months ended June 30, 2013 and 2012, respectively:

	Net Income Available to Common Shareholders (000s)	Weighted Average Common Shares	Per Share Amount
Year to date June 30, 2013
Basic earnings per common share	$3,196	4,784,631	$0.67
Effect of dilutive stock options		37,866
Effect of dilutive stock warrants		86,426
Diluted earnings per common share	$3,196	4,908,923	$0.65

Year to date June 30, 2012
Basic earnings per common share	$3,039	4,735,826	$0.64
Effect of dilutive stock options		44,248
Effect of dilutive stock warrants		27,743
Diluted earnings per common share	$3,039	4,807,817	$0.63
Note 6.  Stock Based Compensation

The Company has two share-based compensation plans, which are described in the Company’s December 31, 2012 Annual Report on Form 10-K. The compensation cost that has been charged against income for those plans was approximately $209 and $161 for the six months ended June 30, 2013 and 2012, respectively.  The Company has no nonqualified stock options outstanding at June 30, 2013.

A summary of option activity during the six months ended June 30, 2013 and 2012 is presented below:

June 30, 2013	Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Avg. Contractual Term
Balances at December 31, 2012	208,750	$8.80	$2.93	$370	4.83 years
Granted	6,800	9.16	3.94
Exercised	(600)	6.52	1.42	2
Expired	(1,700)	7.14	1.09
Balances at June 30, 2013	213,250	8.83	2.98	606	4.55 years
Exercisable at June 30, 2013	173,348	$9.57	$3.18	$386	3.89 years

June 30, 2012
Balances at December 31, 2011	221,290	$8.59	$2.74	$62	5.28 years
Granted	5,300	6.96	3.12
Exercised	(1,000)	3.41	1.10	4
Forfeited	(1,640)	10.07	3.97
Expired	(13,100)	5.33	0.51
Balances at June 30, 2012	210,850	8.76	2.89	273	5.21 years
Exercisable at June 30, 2012	156,178	$10.01	$3.26	$113	4.43 years

Cash received from options exercised under all share-based payment arrangements for the three months and six months ended June 30, 2013 was $1 and $4, respectively.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
(In thousands, except share and per share data)

Information regarding options vested during the six months ended June 30, 2013 and 2012 are as follows:

	Three months ended		Six months ended
	6/30/2013	6/30/2012	6/30/2013	6/30/2012
Number of options vested:	1,860	1,780	6,520	10,620
Total grant date fair value of options vested	$12	$6	$18	$33

A summary of restricted stock activity during the six months ended June 30, 2013 and 2012 is presented below:

	June 30, 2013		June 30, 2012
	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Beginning balance outstanding	11,730	$4.05	37,460	$3.68
Granted	20,536	8.87	18,442	5.52
Vested	(32,266)	7.12	(30,172)	4.95
Ending balance outstanding	—	$—	25,730	$3.51

Note 7.  Borrowings and Restricted Stock

Long-term Federal Home Loan Bank (“FHLB”) borrowings totaled $28,000 at June 30, 2013 and December 31, 2012.  The Company had $10,000 short-term borrowings at June 30, 2013 and December 31, 2012.

Through the six months ended June 30, 2013, interest expense on FHLB borrowings was $612, on junior subordinated debt was $182 and on fed funds purchased and securities sold under agreements to repurchase was $32.  In the same prior year period, interest expense on FHLB borrowings was $676, on junior subordinated debt was $200 and on fed funds purchased and securities sold under agreements to repurchase was $22.

On June 10, 2013, the Company restructured and extended two long-term FHLB advances totaling $18,000 and achieved a blended rate savings of 92 basis points.

Restricted stock, which represents a required investment in the common stock of a correspondent bank, is carried at cost, and as of June 30, 2013 and December 31, 2012, included the common stock of the FHLB which is included in other assets.   Restricted stock totaled $3,996 at June 30, 2013 and $4,236 at December 31, 2012.

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

The FHLB of Atlanta neither provides dividend guidance prior to the end of each quarter, nor conducts repurchases of excess activity-based stock on a daily basis, instead making such determinations quarterly. Based on evaluation of criteria under ASC Topic 320, management believes that no impairment charge in respect of the restricted stock is necessary as of June 30, 2013.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
(In thousands, except share and per share data)

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

At June 30, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
(In thousands, except share and per share data)

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 are summarized below:

In thousands
June 30, 2013	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale:
U.S. Government and federal agency	$9,664	$—	$9,664	$—
Government-sponsored enterprises	32,020	—	32,020	—
Mortgage-backed securities	71,607	—	71,607	—
Collateralized mortgage obligations	10,868	—	10,868	—
State and political subdivisions	29,740	—	29,740	—
Held for sale loans	1,259	—	1,259	—
Total assets at fair value	$155,158	$—	$155,158	$—

Total liabilities at fair value	$—	$—	$—	$—

December 31, 2012
Investment securities available-for-sale:
U.S. Government and federal agency	$5,131	$—	$5,131	$—
Government-sponsored enterprises	34,080	—	34,080	—
Mortgage-backed securities	52,507	—	52,507	—
Collateralized mortgage obligations	10,659	—	10,659	—
State and political subdivisions	21,843	—	21,843	—
Held for sale loans	1,178	—	1,178	—
Total assets at fair value	$125,398	$—	$125,398	$—

Total liabilities at fair value	$—	$—	$—	$—

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
(In thousands, except share and per share data)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012 are included in the tables below:

In thousands
June 30, 2013	Total	Level 1	Level 2	Level 3
Impaired Loans:
Commercial	$956	$—	$—	$956
Residential Real Estate	856	—	—	856
Construction Real Estate	2,074	—	—	2,074
Total Impaired Loans	$3,886	$—	$—	$3,886
Foreclosed Assets	22,264	—	—	22,264
Total assets at fair value	$26,150	$—	$—	$26,150

Total liabilities at fair value	$—	$—	$—	$—

December 31, 2012
Impaired Loans:
Commercial	$582	$—	$—	$582
Residential Real Estate	1,098	—	—	1,098
Construction Real Estate	3,218	—	—	3,218
Total Impaired Loans	$4,898	$—	$—	$4,898
Foreclosed Assets	21,364	—	—	21,364
Total assets at fair value	$26,262	$—	$—	$26,262

Total liabilities at fair value	$—	$—	$—	$—

For level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at June 30, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired Loans	$3,886	Management estimate	Appraisals and/or sales of comparable properties	n/a
Foreclosed Assets	$22,264	Management estimate	Appraisals and/or sales of comparable properties	n/a

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
(In thousands, except share and per share data)

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

Loans:  For variable-rate loans that re-price frequently and with no significant changes in credit risk, fair values are based on carrying values.  The fair values for other loans were estimated using discounted cash flow analysis, using interest rates currently being offered.  An overall valuation adjustment is made for specific credit risks as well as general portfolio credit risk.

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

Short-term borrowings:  The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values.  Fair values of other short-term borrowings are estimated using discounted cash flow analysis on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Federal Home Loan Bank of Atlanta advances:  The fair values of the Company’s Federal Home Loan Bank of Atlanta advances are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Junior Subordinated Debentures:   The values of the Company’s junior subordinated debentures are variable rate instruments that reprice on a quarterly basis; therefore, carrying value is adjusted for the three month repricing lag in order to approximate fair value.

Off-Balance-Sheet Financial Instruments:  The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2013, the fair value of loan commitments and stand-by letters of credit was immaterial.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
(In thousands, except share and per share data)

June 30, 2013	Carrying Amounts	Approximate Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands
Financial assets
Securities held-to-maturity	$23,954	$24,730	$—	$24,730	$—
Loans, net	544,894	555,842	—	—	555,842

Financial liabilities
Time deposits/IRAs	156,365	157,694	—	157,694	—
FHLB borrowings	38,000	40,910	—	40,910	—
Junior subordinated debentures	16,496	15,833	—	15,833	—

December 31, 2012
Financial assets
Securities held-to-maturity	$26,252	$27,791	$—	$27,791	$—
Loans, net	533,893	546,347	—	—	546,347

Financial liabilities
Time deposits/IRAs	125,580	127,127	—	127,127	—
FHLB borrowings	38,000	42,115	—	42,115	—
Junior subordinated debentures	16,496	15,864	—	15,864	—

Note 9.  Commitments and Contingencies

The income tax returns of the Company for 2009, 2010 and 2011 remain subject to examination.

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

Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument fail to perform in accordance with the terms of the contract.  The Bank’s maximum exposure to credit loss under commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.    At June 30, 2013 outstanding commitments to extend credit were $153,737 as compared to $146,449 at December 31, 2012.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
(In thousands, except share and per share data)

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

Derivative Financial Instruments
For asset/liability management purposes, we may use interest rate swap agreements to hedge interest rate risk exposure to declining rates.  Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flow of the items being hedged.  At June 30, 2013 and December 31, 2012 the Company did not have any derivative agreements related to interest rate hedging in place.

Note 10.  Regulatory Matters

Dividends
The Company's principal source of funds for dividend payments is dividends received from the Bank.  The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by state law, regulations and policies.  A state bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand.  Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in-capital of the bank.  As of June 30, 2013 and December 31, 2012, the amount available from the Bank’s retained earnings for payment of dividends was $37,828 and $37,172 respectively.  The Company is current on all dividend payments for the Series A Preferred Stock and current on all dividend payments on its Trust Preferred Securities.  Additionally, the Company declared a quarterly cash dividend of $0.035 per share to be paid September 3, 2013 to common shareholders of record August 15, 2013.

Capital Requirements
The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of June 30, 2013 and December 31, 2012 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2013 and December 31, 2012, the Company and the Bank were categorized as “well capitalized” as defined by applicable regulations.  To be categorized as “well capitalized”, the Company and Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that date that management believes have changed the Company's or the Bank's category.  The Company received regulatory permission and paid the third 10% redemption increment of its Series A Preferred Stock in the amount of $1.6 million to the U.S. Treasury on May 15, 2013.  The Company's and the Bank's actual capital amounts and ratios are also presented in the table below.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2013 (Unaudited)
(In thousands, except share and per share data)

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Valley Financial Corporation	$87,220	14.3%	$48,675	8.0%	n/a	n/a
Valley Bank	86,075	14.2%	48,656	8.0%	60,820	10.0%
Tier 1 Capital (to risk weighted assets):
Valley Financial Corporation	79,609	13.1%	24,338	4.0%	n/a	n/a
Valley Bank	78,467	12.9%	24,328	4.0%	36,492	6.0%
Tier 1 Capital - Leverage (to average assets):
Valley Financial Corporation	79,609	10.0%	31,813	4.0%	n/a	n/a
Valley Bank	78,467	9.9%	31,784	4.0%	39,730	5.0%

December 31, 2012
Total Capital (to risk weighted assets):
Valley Financial Corporation	$87,030	14.8%	$47,153	8.0%	n/a	n/a
Valley Bank	85,185	14.5%	47,134	8.0%	58,917	10.0%
Tier 1 Capital (to risk weighted assets):
Valley Financial Corporation	79,654	13.5%	23,576	4.0%	n/a	n/a
Valley Bank	77,812	13.2%	23,567	4.0%	35,350	6.0%
Tier 1 Capital - Leverage (to average assets):
Valley Financial Corporation	79,654	10.3%	30,935	4.0%	n/a	n/a
Valley Bank	77,812	10.1%	30,905	4.0%	38,631	5.0%

Note 11.  Subsequent Events

On July 25, 2013, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.035 per share, payable on September 3, 2013 to common shareholders of record August 15, 2013.

On July 25, 2013, with regulatory permission, the Board of Directors authorized the Company's redemption of the fourth 10%, or $1,600, of its TARP preferred stock currently held by the U. S. Treasury.  This redemption payment is scheduled to close August 14, 2013.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations of the Company as of June 30, 2013 and December 31, 2012 and for the six months ended June 30, 2013 and 2012 is as follows.  The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

	Three months ended		Six months ended
In thousands	6/30/2013	6/30/2012	6/30/2013	6/30/2012
Net interest income, non tax-equivalent	$6,747	$6,497	$13,333	$12,722
Less: tax-exempt interest income	(155)	(132)	(295)	(265)
Add: tax-equivalent of tax-exempt interest income	235	200	447	402
Net interest income, tax-equivalent	$6,827	$6,565	$13,485	$12,859

Results of Operations

The Company delivered another record quarter of financial results for our shareholders. A 16 basis point increase in the net interest margin combined with strong noninterest income and improved credit quality fueled our performance for the quarter. Total noninterest income increased to 0.71% of quarterly average earning assets compared to 0.54% for the same quarter of 2012. Additionally, during the second quarter we saw significant improvement in our asset quality indicators driven by a number of credit risk upgrades and the successful resolution of one large nonaccrual relationship. These improvements supported a reduction in our total allowance for loan and lease losses at the end of the quarter.

Select highlights:

•	Record net income of $1,928,000 and $0.35 per diluted share, producing a return on average total assets of 0.97% and annualized return on average shareholder's equity of 12.13%.

•	Increase in net interest margin of 16 basis points to 3.73% as compared to the 3.57% reported for the same quarter last year.

•	Noninterest income growth of $314,000 or 32% as compared to the same quarter last year.

•
Nonperforming loans decreased $3.2 million or 28% as compared to March 31, 2013. This reduction drove a reduction in the Company's nonperforming assets ("NPAs") as a percentage of total assets from 4.27% at March 31, 2013 to 3.80% at June 30, 2013.

•	The Company's Allowance for Loan and Lease Losses (“ALLL”) to total loans decreased from 1.51% at March 31, 2013 to 1.45% at June 30, 2013.

•
Loan demand continued to improve with an increase in average loans outstanding of $26.6 million or 5% from June 30, 2012 to June 30, 2013. However, in comparison to the quarter ended March 31, 2013, average loans outstanding decreased $1.5 million primarily due to a large construction loan that moved to VHDA permanent financing at the end of the first quarter.

•
Average deposit balances decreased $4.5 million, or 1% from June 30, 2012 to June 30, 2013. However, in comparison to the quarter ended March 31, 2013, average deposits increased $33.2 million, an annualized growth rate of 21%.

•	The Company redeemed an additional $1.6 million of its preferred stock held by the US Treasury during the second quarter bringing the total redemption amount as of June 30, 2013 to $4.8 million.

The following table shows our key performance ratios for the periods ended June 30, 2013, December 31, 2012 and June 30, 2012:

Key Performance Ratios(1)
	Six months ended	Twelve months ended	Six months ended
	6/30/2013	12/31/2012	6/30/2012
Return on average assets	0.93%	0.83%	0.90%
Return on average equity(2)	11.44%	10.31%	11.56%
Net interest margin(3)	3.77%	3.57%	3.54%
Cost of funds	0.62%	0.85%	0.91%
Yield on earning assets	4.38%	4.41%	4.44%
Basic net earnings per common share	$0.67	$1.16	$0.64
Diluted net earnings per common share	$0.65	$1.14	$0.63
1. Ratios are annualized.
2. The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.
3. Calculated on a fully taxable equivalent basis (“FTE”).

Net Income

2013 Compared to 2012
Net income for the three months ended June 30, 2013 was $1,928,000, an increase of $59,000 or 3% over the $1,869,000 then record net income reported for the same quarter last year. After deducting dividends and discount accretion on preferred stock from net income, net income available to common shareholders increased 7% to $1,730,000 as compared to $1,624,000 for the prior year's second quarter, while diluted earnings per share increased 6% to $0.35 as compared to $0.33. The Company's earnings for the three-month period produced an annualized return on average total assets of 0.97% and an annualized return on average shareholder's equity of 12.13% as compared to 0.94% and 12.09% for the prior year. For the six months ended June 30, 2013, net income available to common shareholders was $3,196,000 as compared to $3,039,000 for the same period last year, an increase of $157,000, or 5%.

2012 Compared to 2011
Net income for the three-month period ending June 30, 2012 was $1,869,000 as compared to net income of $1,216,000 for the same period in 2011, an increase of $653,000 or 54%. After the dividend on preferred stock and accretion of discounts on warrants, net income available to common shareholders was $1,624,000, or $0.33 per diluted common share, as compared to $974,000 or $0.21 per diluted common share for the second quarter of 2011, an increase of 67%. The Company's earnings for the second quarter of 2012 produced an annualized return on average total assets of 0.94% and an annualized return on average shareholders' equity of 12.09%, as compared to 0.61% and 8.50%, respectively for the same period in 2011. For the six-month period ending June 30, 2012, net income available to common shareholders was $3,039,000 as compared to $1,833,000 for the same period in 2011, an increase of $1,206,000 or 66%.

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

2013 Compared to 2012
Net interest income for the three months ended June 30, 2013 was $6,747,000, a $250,000 or 4% increase when compared to the $6,497,000 reported for the same prior year period.  The Company’s net interest margin, at 3.73%, increased by 16 basis points as compared to the 3.57% reported for the same quarter last year. For the six months ended June 30, 2013, net interest income was $13,333,000 as compared to $12,722,000 for the same period last year, an increase of $611,000, or 5%.

The increase in net interest margin during the second quarter was the result of continued funding cost reductions as the Company’s average cost of funds was 0.60%, down 24 basis points from the 0.84% reported in the same period last year. As anticipated, asset yields continue to compress as the yield on assets during the second quarter of 2013 was 4.31% compared to 4.39% in the same quarter last year. Effective June 1, 2013, we implemented additional cost reductions on our primary money market account with balances totaling over $300 million which should result in a 9 basis point reduction on those accounts. Additionally during June 2013, we restructured and extended two FHLB advances totaling $18 million and achieved a blended rate savings of 92 basis points as detailed in the following table:

Origination Date	Original Maturity	Original Rate	New Maturity	New Rate	Balance
June 29, 2006	June 29, 2016	5.03%	June 10, 2019	3.97%	$13,000,000
November 9, 2006	November 9, 2016	4.28%	June 10, 2019	3.70%	$5,000,000

We believe the effect of these two cost reduction initiatives should offset the downward pressure on asset yields and stabilize the margin for the remainder of the year.

2012 Compared to 2011
Net interest income for the three-month period ended June 30, 2012 was $6,497,000, a $212,000 or 3% increase when compared to the $6,285,000 reported for the same period in 2011. The Company's net interest margin, at 3.57%, increased by 16 basis points over the 3.41% reported for the same quarter in 2011. Net interest income for the six-month period ended June 30, 2012 was $12,722,000, a $521,000 or 4% increase when compared to the $12,201,000 reported for the same period in 2011.

Noninterest Income

2013 Compared to 2012
Noninterest income increased $314,000 for the three months ended June 30, 2013, or 32%, compared to the same period last year, from $991,000 to $1,305,000, a record quarter when excluding gains realized on the sale of securities.  Valley Wealth Management Services produced another strong quarter with $259,000 earned, an increase of $58,000 or 29% in comparison to the same quarter last year. Mortgage fee income increased $40,000 or 23% while service charges on deposit accounts increased $77,000 or 21%. Additionally, other noninterest income increased $139,000 or 57% in comparison to the second quarter of 2012. This increase is due primarily to income earned on an individual loan swap transaction. Annualized total noninterest income, exclusive of gains realized on the sale of securities, was a record 0.71% of average earning assets for the period, compared to 0.54% in the prior year.

Our strategic initiative to increase noninterest income by expanding our mortgage department, increasing referrals to our brokerage and mortgage departments from other lines of business, as well as improving our collection efforts on service charges across all business lines is producing tangible results. While our mortgage volume is currently made up of approximately 65% purchase loans and 35% refinancings, we are starting to see a softening in mortgage application volume which we attribute to the recent increase in mortgage rates. If this trend continues, we anticipate some reduction in mortgage fee income generated from sales to the secondary market. Additionally, the first six months of the year have been significantly above expectations for Valley Wealth Management. While we would hope this level of activity could be sustained, a more realistic view anticipates revenues returning to a more normalized level for the remaining six months of the year.

2012 Compared to 2011
Noninterest income for the three-month period ended June 30, 2012 was $991,000, a decrease of $183,000 or 16% compared to the $1,174,000 for the same period in 2011. However, included in the 2011 results were gains taken on the sale of securities totaling $462,000. Absent these gains, noninterest income improved $279,000, or 39%, for the three-month period led by the Company's wealth management and mortgage divisions. Noninterest income for the six-month period ended June 30, 2012 was $2,022,000, a $207,000 or 11% increase when compared to the $1,815,000 reported for the same period in 2011. Excluding realized gains on the sale of securities, noninterest income increased $643,000, or 48%, as compared to the six-month period ended June 30, 2011.

Noninterest Expense

2013 Compared to 2012
Non-interest expense for the second quarter of 2013 totaled $5.4 million, up $568,000 or 12% as compared to the $4.8 million recorded for the quarter ended June 30, 2012. The Company's efficiency ratio (a non-GAAP metric that measures the costs expended to generate a dollar of revenue) for the second quarter of 2013 increased to 65.81% as compared to 63.37% for the same quarter last year. Specific items to note are as follows:

•
Compensation expense increased $361,000 in comparison to the second quarter of 2012. The increase is the result of equity and merit increases for all employees which went into effect January 1, 2013 as well as personnel costs associated with mortgage loan originators and support personnel who were added after the second quarter of 2012.

•
Occupancy and equipment expense increased $66,000 in comparison to the second quarter of 2012 as a result of our expansion of office space in our downtown location and the new mortgage office at The Shoppes at West Village.

•
Data processing expense increased $60,000 due to an improvement and enhancement of our corporate-wide network and telecommunications infrastructure as well as increased customer transactions across all business lines.

•	Foreclosed asset expense increased $160,000 due to an impairment charge taken on three OREO properties which went under contract during the second quarter.

•
These increases were partially offset by reduced insurance expense of $107,000 and reduced professional fees of $38,000 in comparison to the second quarter of 2012. The reduction in insurance expense is primarily related to reduced FDIC assessment while professional fees decreased due to lower expenses associated with vendor reviews, external loan review, payroll processing, and business consulting.

2012 Compared to 2011
Noninterest expense for the three-month period ended June 30, 2012 was $4,841,000, a decrease of $173,000, or 4%, compared to the $5,014,000 recorded in same period in 2011. The Company's efficiency ratio for the second quarter of 2012 was 63.37%, as compared to 65.86% for the same period in 2011. Insurance expense decreased $215,000 based on decreased FDIC insurance premiums, professional fees decreased $152,000 due to reduced legal expenses and net foreclosed asset expense decreased $247,000 due to reduced impairment losses taken on foreclosed assets during the second quarter of 2012 as compared to 2011. These reductions were offset by a $428,000 increase in compensation expense, which is the result of equity and merit increases for all employees which went into effect January 1, 2012, increased commissions earned in our Mortgage and Valley Wealth Management areas, and increased incentive and profit sharing accruals based upon the Company's performance during the first 6 months of 2012. Noninterest expense for the six-month period ended June 30, 2012 was $9,712,000, a $760,000 or 7% decrease when compared to the $10,472,000 reported for the same period in 2011.

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

The Company’s ratio of non-performing assets as a percentage of total assets decreased 19 basis points to 3.80% as compared to 3.99% one year earlier and decreased 40 basis points from the 4.20% reported at December 31, 2012.

Nonperforming assets at June 30, 2013, December 31, 2012 and June 30, 2012 are presented in the following table:

Nonperforming Assets
In thousands	6/30/2013	12/31/2012	6/30/2012
Nonaccrual loans	$5,414	$7,185	$6,353
Loans past due 90 days or more and still accruing	—	401	—
Restructured loans	2,923	3,201	3,733
Total nonperforming loans	$8,337	$10,787	$10,086

Foreclosed, repossessed and idled properties	22,264	21,364	21,713
Total nonperforming assets	$30,601	$32,151	$31,799

Nonaccrual Loans
Nonaccrual loans decreased $3,168,000 during the second quarter of 2013. The primary decrease is attributable to the upgrade of one borrower with loans totaling $3,250,000. This borrower filed bankruptcy in late March and as a result the loans were placed on nonaccrual status. Subsequent to June 30, 2013, the Bank received all interest and principal due and the loans were placed in accrual status retroactively to April 1, 2013. We also received principal payments totaling $324,000 on three loans on nonaccrual status and two smaller properties totaling $82,000 were foreclosed upon during the second quarter. These decreases were offset slightly by one residential loan which was added to nonaccrual status during the second quarter totaling $491,000. Subsequent to June 30, 2013, this property has been foreclosed upon and we have received a contract for sale whereby the Bank will net $485,000.

If nonaccrual loans had performed in accordance with their original terms, additional interest income would have been recorded in the amount of $164,000 for the six months ended June 30, 2013; $329,000 for the year ended December 31, 2012; and $165,000 for the six months ended June 30, 2012.

Foreclosed Assets
During the second quarter the Company sold two of its OREO properties totaling $261,000 and realized a net loss of $17,500 on the transactions. Additionally, the Company entered into contracts for the sale of three additional OREO properties totaling $1,030,000. The Company took an aggregate impairment charge of $157,500 during the second quarter on these properties. Two of the three contracts were closed in July 2013 and the third one is scheduled to close in August. Development work of $121,000 was completed and capitalized on three additional properties held in OREO during the quarter. The net effect of the OREO activity during the second quarter resulted in an decrease in Foreclosed Assets of $146,000.

Impaired Loans
The Company's impaired loans decreased by $5,215,000 or 19% during the quarter to $21,608,000. The decrease is due to credit risk upgrades totaling $4,906,000, net principal payments received of $771,000 and foreclosures/charge-offs totaling $85,000, offset by credit risk downgrades totaling $547,000. The valuation allowance on impaired loans increased slightly by $14,000 as new specific reserves were added to two impaired borrowers based upon updated collateral exposure analyses.

Past Due Loans
At June 30, 2013, total total loans past due 30-89 days were $336,000, or 0.1% of total loans, a significant decrease from $3,612,000, or 0.7% at March 31, 2013 and from $5,707,000, or 1.1% one year ago. The favorable trend in decreased past due loans is primarily a result of management's diligence in handling problem loans.

Provision/Charge-offs
The Company recorded a negative $130,000 provision for loan losses during the second quarter of 2013, as compared to a negative $53,000 provision for the same period last year. The reduction in ALLL at June 30, 2013 was determined in consideration of a number of factors including the decreased level of past due loans, impaired loans, nonaccrual loans, and charge-offs during the 8-quarter historical look-back period. The Company recorded net charge-offs of $110,000 during the second quarter of 2013 as compared to net charge-offs of $243,000 for second quarter of 2012.

The ratio of allowance for loan and lease losses as a percentage of total loans decreased from 1.69% at June 30, 2012 to 1.45% at June 30, 2013. At June 30, 2013, the Company's total reserves amounted to $8,030,000, of which $1,464,000 are specific reserves on impaired loans and $6,566,000 are general reserves to cover inherent risks in the loan portfolio based on the current economic environment. Total reserves represented 148% of the non-accrual loan balances as of June 30, 2013 as compared to 142% reported at June 30, 2012.

Summary of Allowance for Loan Losses

2013 Compared to 2012
The allowance for loan and lease losses (“ALLL”) was $8,030,000 as of June 30, 2013, compared to $8,060,000 as of December 31, 2012 and $8,991,000 reported a year earlier.  The ratio of the ALLL to total loans outstanding was approximately 1.45% at June 30, 2013, which compares to approximately 1.49% of total loans at December 31, 2012 and 1.69% of total loans at June 30, 2012.  A total of $1,464,000 in specific reserves was included in the balance of the ALLL as of June 30, 2013 for impaired loans, which compares to a total of $1,359,000 as of December 31, 2012 and $2,000,000 at June 30, 2012.  These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions.  We believe the ALLL is adequate to provide for expected losses in the loan portfolio, but there are no assurances that it will be.  Total reserves represented 148% of the non-accrual loan balances as of June 30, 2013, as compared to 142% reported in the same period last year.

The Company recorded a net reduction of $130,000 in provision for loan losses during the second quarter of 2013 compared to a net reduction of $53,000 for the same period last year.  The reduction in ALLL at June 30, 2013 was determined in consideration of a number of factors including the decreased level of past due loans, impaired loans, nonaccrual loans, and charge-offs during the 8-quarter historical look-back period. The Company recorded net charge-offs of $110,000 during the second quarter of 2013 as compared to net charge-offs of $243,000 for the same quarter one year ago.

2012 Compared to 2011
The ALLL was $8,991,000 as of June 30, 2012, compared to $9,650,000 as of December 31, 2011 and $10,300,000 reported a year earlier. The ratio of the allowance for loan losses to total loans outstanding was approximately 1.69% at June 30, 2012, which compares to approximately 1.90% of total loans at December 31, 2011 and 1.96% of total loans at June 30, 2011. A total of $2,000,000 in specific reserves was included in the balance of the allowance for loan losses as of June 30, 2012 for impaired loans, which compares to a total of $2,099,000 as of December 31, 2011 and $1,156,000 at June 30, 2011. Total reserves represented 142% of the non-accrual loan balances as of June 30, 2012, up significantly from the 103% reported in the same period in 2011.

The Company recorded a net reduction of $53,000 in provision for loan losses during the second quarter of 2012 compared to a net provision expense of $697,000 in the second quarter of 2011. The negative provision for the second quarter of 2012 was the result of principal payments made on impaired loans with valuation allowances, which reduced the valuation allowance required at June 30, 2012.

Higher Risk Loans
Certain types of loans, such as option ARM products, interest-only loans, sub-prime loans, and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  We do not offer option ARM, interest-only, or sub-prime mortgage loans.

Junior-lien mortgages can also be considered higher risk loans and our junior lien portfolio currently consists of balances totaling $23,980,000 (4.6% of total portfolio) at June 30, 2013.  Loans included in this category that were initially made with high loan-to-value ratios of 100% or greater have current balances totaling $1,502,000 at June 30, 2013.  Since 2003, we have experienced net charge-offs totaling $930,000 in junior lien mortgages.

Financial Condition

Total assets at June 30, 2013 were $806,339,000, up $41,755,000 or 5% from $764,584,000 at December 31, 2012.  The principal components of the Company’s assets at the end of the period were $19,376,000 in cash and cash equivalents, $153,899,000 in securities available-for-sale, $23,954,000 in securities held-to-maturity and $552,924,000 in gross loans.  Total assets at December 31, 2012 were $764,584,000 with the principal components consisting of $19,803,000 in cash and cash equivalents, $124,220,000 in securities available-for-sale, $26,252,000 in securities held-to-maturity and $541,953,000 in gross loans.

Total liabilities at June 30, 2013 were $745,939,000, up from $700,353,000 at December 31, 2012, an increase of $45,586,000 or 7%.  Deposits increased $44,874,000 or 7% to $665,975,000 from the $621,101,000 level at December 31, 2012.  Total shareholders’ equity at June 30, 2013 was $60,400,000, down from $64,231,000 at December 31, 2012, a decrease of $3,831,000 or 6%. The decline in shareholder’s equity is attributable to the redemption of $3,200,000 of preferred stock from the U.S. Treasury during the six months of 2013 as well as a reduction in accumulated other comprehensive income ("AOCI") of $3,786,000 due to increased unrealized losses in our AFS portfolio.  The recent and rapid increase in long-term interest rates after the Federal Reserve signaled that tapering of its asset purchases in the market could come around the end of 2013 has resulted in a shift in our investment portfolio from an unrealized gain position to an unrealized loss position. Our liquidity and capital positions are very strong and as such, we do not foresee a need to divest of these securities in the near future that could result in any significant loss. The Company’s tangible book value per share (including AOCI) decreased 2% from $10.50 at December 31, 2012 to $10.29 at June 30, 2013.

Capital Adequacy
Capital resources represent funds, earned or obtained, over which financial institutions can exercise greater or longer control in comparison with deposits and borrowed funds. The adequacy of the Company's capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company's resources and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allow management to effectively leverage its capital to maximize return to shareholders.

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared.    The Company is current on all dividend payments for the Series A Preferred Stock.  The Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.035 per share, payable September 3, 2013 to common shareholders of record August 15, 2013.  Additionally, the Company has obtained regulatory permission to make its fourth TARP redemption payment in the amount of $1,600,000.  With this fourth redemption payment scheduled to be made on August 14, 2013, the Company has successfully redeemed 40% of the Series A Preferred Stock and expects to submit a plan to the Federal Reserve later this year for future redemptions.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  As of June 30, 2013 and December 31, 2012, the Company and the subsidiary bank met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized”.  These capital amounts and ratios are included in Note 10 of the consolidated financial statements incorporated by reference herein.

Interest Rate Risk
Interest rate risk is the exposure to fluctuations in the Company’s future earnings (earnings at risk) and value (economic value at risk) resulting from changes in interest rates.  This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayment and contractual interest rate changes.  At June 30, 2013 the Company remains asset sensitive as simulation results indicate that net interest income would rise by approximately 6% if rates were to rise 200 basis points. For a further discussion on interest rate risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Liquidity
One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity.  Liquidity measures our ability to meet our maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for customers’ credit needs.  Liquidity represents a financial institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.  We sell excess funds overnight to provide an immediate source of liquidity and as of June 30, 2013 we had a total of $10,059,000 in overnight funds at the Reserve Bank.   The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The secondary liquidity source for both short-term and long-term borrowings consists of a secured line of credit from the Federal Home Loan Bank (“FHLB”).  At June 30, 2013, the line of credit had $38,000,000 outstanding under a total available line of $83,215,000.  Borrowings from the FHLB are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral.  Additionally, we have an established line of credit with the Reserve Bank’s Discount Window that had no outstanding balance under a total available line of $57,877,000 at June 30, 2013.  Borrowings from the FRB Discount Window are secured by a collateral agreement on a pledged portion of the Bank’s commercial and real estate construction collateral.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents share repurchase activity for the three months ended June 30, 2013. The repurchase activity represents shares of common stock withheld to satisfy income tax obligations upon the vesting of restricted stock.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 - 30, 2013
May 1 - 31, 2013	5,692	$9.50
June 1 - 30, 2013
Three Months Ended June 30, 2013	5,692	$9.50

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, is formatted in XBRL interactive data files:  (i) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

August 13, 2013	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief Executive Officer

August 13, 2013	/s/ Kimberly B. Snyder
Date	Kimberly B. Snyder, Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, is formatted in XBRL interactive data files:  (i) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

*  Filed herewith.