Form 10-Q
period 2013-09-30
VALLEY FINANCIAL CORP /VA/
filed 2013-11-14
CIK 921590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Quarterly Period Ended	September 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to_____________________________________

Commission File Number:  000-28342
VALLEY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1702380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

36 Church Avenue, S.W.
Roanoke, Virginia	24011
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☑

At November 8, 2013, 4,787,605 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION
FORM 10-Q
September 30, 2013

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY FINANCIAL CORPORATION
Consolidated Balance Sheets
(In 000s, except share data)

	(Unaudited)	(Audited)
Assets	September 30, 2013	December 31, 2012
Cash and due from banks	$8,785	$9,576
Interest bearing deposits	7,532	10,227
Total cash and cash equivalents	16,317	19,803
Securities available for sale	142,524	124,220
Securities held to maturity (fair value 9/30/13: $23,740; 12/31/12: $27,791)	23,132	26,252
Loans, net of allowance for loan losses, 9/30/13: $7,430; 12/31/12: $8,060	550,360	533,893
Foreclosed assets	21,115	21,364
Premises and equipment, net	9,041	8,291
Bank owned life insurance	18,706	18,206
Accrued interest receivable	2,441	2,434
Other assets	12,213	10,121
Total assets	$795,849	$764,584
Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$26,595	$24,289
Interest bearing deposits	622,617	596,812
Total deposits	649,212	621,101
Securities sold under agreements to repurchase	21,350	19,745
FHLB borrowings	43,000	38,000
Junior subordinated debentures	16,496	16,496
Accrued interest payable	346	337
Other liabilities	5,136	4,674
Total liabilities	735,540	700,353
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; 9,619 shares issued and outstanding at September 30, 2013 and 14,419 shares issued and outstanding at December 31, 2012	9,597	14,256
Common stock, no par value; 10,000,000 shares authorized; 4,787,269 shares issued and outstanding at September 30, 2013 and 4,760,095 shares issued and outstanding at December 31, 2012	24,159	23,940
Retained earnings	29,883	25,458
Accumulated other comprehensive income (loss)	(3,330)	577
Total shareholders' equity	60,309	64,231
Total liabilities and shareholders' equity	$795,849	$764,584
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Income Statements
(In 000s, except share and per share data)

	Three Months Ended (Unaudited)		Nine Months Ended (Unaudited)
	9/30/2013	9/30/2012	9/30/2013	9/30/2012
Interest income
Interest and fees on loans	$6,824	$6,935	$20,496	$20,415
Interest on securities - taxable	830	833	2,361	3,040
Interest on securities - nontaxable	175	131	470	396
Interest on deposits in banks	4	4	17	30
Total interest income	7,833	7,903	23,344	23,881
Interest expense
Interest on deposits	603	984	1,955	3,342
Interest on borrowings	381	455	1,207	1,353
Total interest expense	984	1,439	3,162	4,695
Net interest income	6,849	6,464	20,182	19,186
Provision for loan losses	(332)	—	(267)	(53)
Net interest income after provision for loan losses	7,181	6,464	20,449	19,239
Noninterest income
Service charges on deposit accounts	482	437	1,349	1,163
Mortgage fee income	173	159	569	464
Brokerage fee income, net	225	183	724	655
Realized gain on sale of securities	15	118	83	158
Other income	260	292	885	771
Total noninterest income	1,155	1,189	3,610	3,211
Noninterest expense
Compensation expense	2,978	2,716	8,908	7,955
Occupancy and equipment expense	439	405	1,361	1,175
Data processing expense	385	328	1,133	957
Insurance expense	212	233	614	850
Professional fees	206	290	568	750
Foreclosed asset expense, net	589	475	1,090	917
Other operating expense	842	767	2,502	2,322
Total noninterest expense	5,651	5,214	16,176	14,926
Income before income taxes	2,685	2,439	7,883	7,524
Income tax expense	756	742	2,333	2,299
Net income	$1,929	$1,697	$5,550	$5,225
Preferred dividends and accretion of discounts on warrants	167	245	592	734
Net income available to common shareholders	$1,762	$1,452	$4,958	$4,491
Earnings per share
Basic earnings per common share	$0.37	$0.31	$1.04	$0.95
Diluted earnings per common share	$0.36	$0.30	$1.01	$0.93
Weighted average common shares outstanding	4,787,269	4,742,295	4,785,520	4,737,998
Diluted average common shares outstanding	4,950,080	4,871,077	4,923,772	4,829,638
Dividends declared per common share	$0.035	$0.035	$0.11	$0.035
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(In 000s)

	Three Months Ended (Unaudited)		Nine Months Ended (Unaudited)
	9/30/2013	9/30/2012	9/30/2013	9/30/2012
Net Income	$1,929	$1,697	$5,550	$5,225
Other comprehensive income (loss) ("OCI"):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(152)	1,066	(5,819)	2,310
Tax related to unrealized gains (losses)	52	(362)	1,978	(785)
Reclassification adjustment for gains included in net income	(15)	(118)	(83)	(158)
Tax related to realized gains	5	40	28	54
Holding gains on securities transferred to HTM from AFS:
Holding gains amortized during period	(15)	(2)	(17)	(10)
Tax related to amortized holding gains	5	1	6	3
Total other comprehensive income (loss)	(120)	625	(3,907)	1,414
Total comprehensive income	$1,809	$2,322	$1,643	$6,639
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(In 000s)

	Nine Months Ended (Unaudited)
	9/30/2013	9/30/2012
Cash flows from operating activities
Net income	$5,550	$5,225
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	(267)	(53)
Depreciation and amortization of bank premises, equipment and software	602	519
Net amortization of bond premiums/discounts	1,248	1,930
Stock compensation expense	217	188
Net gains on sale of securities	(83)	(158)
Net losses and impairment writedowns on foreclosed assets and premises	595	391
Increase in value of life insurance contracts	(500)	(477)
(Increase) decrease in other assets	(1,906)	841
Increase in other liabilities	471	344
Net cash and cash equivalents provided by operating activities	5,927	8,750
Cash flows from investing activities
Purchases of bank premises, equipment and software	(1,341)	(966)
Purchases of securities available-for-sale	(61,041)	(85,946)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	37,755	103,266
Proceeds from maturities, calls, and paydowns of securities held-to-maturity	3,030	2,214
Proceeds from sale of foreclosed assets	3,239	302
Purchase of bank owned life insurance	—	(500)
Capitalized costs related to foreclosed assets	(690)	(1,058)
Increase in loans, net	(19,299)	(39,270)
Net cash and cash equivalents used in investing activities	(38,347)	(21,958)
Cash flows from financing activities
Increase in non-interest bearing deposits	2,306	101
Increase (decrease) in interest bearing deposits	25,805	(13,262)
Proceeds from borrowings	5,000	15,000
Increase in securities sold under agreements to repurchase	1,605	3,376
Net proceeds from issuance of common stock	4	3
Redemptions of preferred stock	(4,800)	—
Excess tax benefits from share-based payment agreements	52	—
Purchase and retirement of treasury stock	(54)	—
Cash dividends paid	(984)	(600)
Net cash and cash equivalents provided by financing activities	28,934	4,618
Net decrease in cash and cash equivalents	(3,486)	(8,590)
Cash and cash equivalents at beginning of period	19,803	30,724
Cash and cash equivalents at end of period	$16,317	$22,134
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,153	$4,791
Cash paid during the period for income taxes	$2,577	$2,105
Noncash financing and investing activities
Transfer of loans to foreclosed property	$2,895	$4,746
See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (Unaudited)
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

Recent and Future Accounting Considerations
On July 18, 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), to eliminate the diversity in practice regarding presentation of unrecognized tax benefits in the statement of financial position. Under the provisions of the ASU, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met. The Company does not expect these amendments to have any effect on its financial statements.

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
September 30, 2013 (Unaudited)
(In thousands, except share and per share data)

Note 2.  Securities

The carrying values, unrealized gains, unrealized losses, and approximate fair values of available-for-sale and held-to-maturity investment securities at September 30, 2013 are shown in the tables below. As of September 30, 2013, investments (including both available-for-sale and held-to-maturity) and restricted equity securities with amortized costs and fair values of $100,706 and $98,412 respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

The recent and rapid increase in long-term interest rates after the Federal Reserve signaled that tapering of its asset purchases in the market could come around the end of 2013 has resulted in a shift in the Company's investment portfolio from a net unrealized gain position to a net unrealized loss position. The Company's liquidity and capital positions are very strong and as such, the Company does not foresee a need to divest of these securities in the near future that could result in any significant loss. The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale (“AFS”) as of September 30, 2013 and December 31, 2012 were as follows:

	Amortized	Unrealized	Unrealized
September 30, 2013	Cost	Gains	Losses	Fair Values
U.S. Government and federal agency	$10,910	$—	$(521)	$10,389
Government-sponsored enterprises *	33,582	—	(1,811)	31,771
Mortgage-backed securities	62,273	250	(1,179)	61,344
Collateralized mortgage obligations	9,901	73	(80)	9,894
States and political subdivisions	31,043	4	(1,921)	29,126
	$147,709	$327	$(5,512)	$142,524

December 31, 2012
U.S. Government and federal agency	$5,016	$115	$—	$5,131
Government-sponsored enterprises *	34,138	79	(137)	34,080
Mortgage-backed securities	51,856	696	(45)	52,507
Collateralized mortgage obligations	10,537	135	(13)	10,659
States and political subdivisions	21,956	53	(166)	21,843
	$123,503	$1,078	$(361)	$124,220
* Such as FNMA, FHLMC and FHLB.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (Unaudited)
(In thousands, except share and per share data)

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity (“HTM”) as of September 30, 2013 and December 31, 2012 were as follows:

	Amortized	Unrealized	Unrealized
September 30, 2013	Cost	Gains	Losses	Fair Values
U.S. Government and federal agency	$7,473	$176	$(28)	$7,621
Mortgage-backed securities	172	10	—	182
Collateralized mortgage obligations	101	6	—	107
States and political subdivisions	15,386	465	(21)	15,830
	$23,132	$657	$(49)	$23,740

December 31, 2012
U.S. Government and federal agency	$8,258	$380	$—	$8,638
Mortgage-backed securities	231	16	—	247
Collateralized mortgage obligations	1,644	96	—	1,740
States and political subdivisions	16,119	1,047	—	17,166
	$26,252	$1,539	$—	$27,791

The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $6 and $6, respectively, as of September 30, 2013.  The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $1,607 and $1,520, respectively, as of December 31, 2012.

The following tables present the maturity ranges of securities available-for-sale and held-to-maturity as of September 30, 2013 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (Unaudited)
(In thousands, except share and per share data)

Investment Portfolio Maturity Distribution
	Available-for-Sale			Held-to-Maturity
	Amortized	Fair		Amortized	Fair
In thousands	Costs	Value	Yield	Costs	Value	Yield
U.S. Government and federal agency:
After five but within ten years	$6,506	$6,229	2.40%	$3,974	$4,126	3.45%
After ten years	4,404	4,160	2.32%	3,499	3,495	3.22%
Government-sponsored enterprises:
After five but within ten years	23,610	22,733	1.61%	—	—	—%
After ten years	9,972	9,038	2.80%	—	—	—%
Obligations of states and subdivisions:
Less than one year	—	—	—%	300	302	3.75%
After one but within five years	5,491	5,376	1.84%	—	—	—%
After five but within ten years	8,104	7,728	2.08%	3,420	3,528	3.90%
After ten years	17,448	16,022	3.06%	11,666	12,000	4.59%
Mortgage-backed securities	62,273	61,344	1.91%	172	182	4.60%
Collateralized mortgage obligations	9,901	9,894	2.13%	101	107	4.15%
Total	$147,709	$142,524		$23,132	$23,740

Total Securities by Maturity Period
Less than one year	$—	$—		$300	$302
After one but within five years	5,491	5,376		—	—
After five but within ten years	38,220	36,690		7,394	7,654
After ten years	31,824	29,220		15,165	15,495
Mortgage-backed securities*	62,273	61,344		172	182
Collateralized mortgage obligations*	9,901	9,894		101	107
Total by Maturity Period	$147,709	$142,524		$23,132	$23,740

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

The following tables detail unrealized losses and related fair values in the Company’s available-for-sale and held-to-maturity investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2013 and December 31, 2012, respectively.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (Unaudited)
(In thousands, except share and per share data)

	Temporarily Impaired Securities in AFS Portfolio
In thousands	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
September 30, 2013	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government and federal agency	$9,376	$(521)	$—	$—	$9,376	$(521)
Government-sponsored enterprises	31,770	(1,811)	—	—	31,770	(1,811)
Mortgage-backed securities	41,841	(1,179)	—	—	41,841	(1,179)
Collateralized mortgage obligations	4,222	(80)	6	—	4,228	(80)
States and political subdivisions	26,561	(1,762)	2,350	(159)	28,911	(1,921)
	$113,770	$(5,353)	$2,356	$(159)	$116,126	$(5,512)

December 31, 2012
Government-sponsored enterprises	$16,930	$(137)	$—	$—	$16,930	$(137)
Mortgage-backed securities	7,630	(45)	—	—	7,630	(45)
Collateralized mortgage obligations	2,921	(13)	9	—	2,930	(13)
States and political subdivisions	13,205	(166)	—	—	13,205	(166)
	$40,686	$(361)	$9	$—	$40,695	$(361)

	Temporarily Impaired Securities in HTM Portfolio
In thousands	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
September 30, 2013	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government and federal agency	2,434	(28)	—	—	2,434	(28)
States and political subdivisions	1,879	(21)	—	—	1,879	(21)
	$4,313	$(49)	$—	$—	$4,313	$(49)

There were no securities with unrealized losses in the HTM portfolio at December 31, 2012.

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary.  Consideration is given to (1)the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At September 30, 2013, there were four securities in the portfolio with an unrealized loss for a period greater than 12 months of $159. As of September 30, 2013, management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.  Accordingly, as of September 30, 2013, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company's consolidated income statement.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (Unaudited)
(In thousands, except share and per share data)

Note 3.  Loans and Allowance for Loan and Lease Losses

The major components of loans in the consolidated balance sheets at September 30, 2013 and December 31, 2012 are as follows:

In thousands	9/30/2013	12/31/2012
Commercial	$88,870	$92,512
Real estate:
Commercial real estate	272,236	261,724
Construction real estate	41,600	41,690
Residential real estate	151,018	141,598
Consumer	3,995	4,154
Deferred loan fees, net	71	275
Gross loans	557,790	541,953
Allowance for loan losses	(7,430)	(8,060)
Net loans	$550,360	$533,893

Substantially all one-four family residential and commercial real estate loans collateralize the line of credit available from the Federal Home Loan Bank and substantially all commercial and construction loans collateralize the line of credit with the Federal Reserve Bank of Richmond Discount Window.  The aggregate amount of deposit overdrafts that have been reclassified as loans and included in the consumer category in the above table as of September 30, 2013 and December 31, 2012 was $76 and $49, respectively.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate market or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus income producing loans. At September 30, 2013, approximately 41% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties and 50% was secured by income-producing properties.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (Unaudited)
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
September 30, 2013 (Unaudited)
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

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following schedule is an aging of past due loans receivable by portfolio segment as of September 30, 2013 and December 31, 2012:

In thousands	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days, Accruing
September 30, 2013
Commercial	$—	$—	$512	$512	$88,358	$88,870	$—
Commercial real estate
Owner occupied	1,988	—	—	1,988	110,726	112,714	—
Income producing	—	—	—	—	135,266	135,266	—
Multifamily	—	—	—	—	24,256	24,256	—
Construction real estate
1 - 4 Family	—	—	—	—	17,202	17,202	—
Other	—	—	3,161	3,161	20,084	23,245	—
Farmland	—	—	—	—	1,153	1,153	—
Residential real estate
Equity Lines	101	—	57	158	27,826	27,984	—
1 - 4 Family	44	—	366	410	114,557	114,967	—
Junior Liens	24	—	—	24	8,043	8,067	—
Consumer
Credit Cards	6	—	—	6	1,229	1,235	—
Other	6	10	—	16	2,744	2,760	—
Deferred loan fees, net	—	—	—	—	71	71	—
Total	$2,169	$10	$4,096	$6,275	$551,515	$557,790	$—

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (Unaudited)
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

As noted in the chart above, the Company made significant progress in reducing the level of past due loans from December 31, 2012 to September 30, 2013. During this period, total loans past due decreased $6,786 or 52% from $13,061 to $6,275.

Nonaccrual Loans.  Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. Loans will be placed on nonaccrual status automatically when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection.  In this case, the loan will continue to accrue interest despite its past due status.  When interest accrual is discontinued, all unpaid accrued interest is reversed and any subsequent payments received are applied to the outstanding principal balance. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The following is a schedule of loans receivable, by portfolio segment, on nonaccrual status as of September 30, 2013 and December 31, 2012:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (Unaudited)
(In thousands, except share and per share data)

In thousands	September 30, 2013	December 31, 2012
Commercial	$512	$1,498
Commercial real estate
Owner occupied	—	408
Construction real estate
1 - 4 Family	—	73
Other	3,161	4,233
Residential real estate
Equity Lines	128	62
1 - 4 Family	370	863
Junior Liens	—	45
Consumer
Other	—	3
Total	$4,171	$7,185
Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $228 during the nine months ended September 30, 2013; $329 during the year ended December 31, 2012, and $253 during the nine months ended September 30, 2012.  There were four restructured loans totaling $2,923 at September 30, 2013 and there were six restructured loans totaling $3,201 at December 31, 2012.

Impaired Loans.  Impaired loans are identified by the Company as loans in which it is determined to be probable that the borrower will not make interest and principal payments according to the contract terms of the loan.  In determining impaired loans, our credit administration department reviews past-due loans, examiner classifications, Bank classifications, and a selection of other loans to provide evidence as to whether the loan is impaired.  All loans rated as substandard are evaluated for impairment by the Bank’s Allowances for Loan and Lease Losses (“ALLL”) Committee.  Once classified as impaired, the ALLL Committee individually evaluates the total loan relationship, including a detailed collateral analysis, to determine the reserve appropriate for each one.  Any potential loss exposure identified in the collateral analysis is set aside as a specific reserve (valuation allowance) in the allowance for loan and lease losses.  If the impaired loan is subsequently resolved and it is determined the reserve is no longer required, the specific reserve will be taken back into income during the period the determination is made.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans as of September 30, 2013 and December 31, 2012 are set forth in the following table:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (Unaudited)
(In thousands, except share and per share data)

In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2013
With no related allowance:
Commercial	$1,514	$1,667	$—	$1,715	$37
Commercial real estate
Owner occupied	5,215	5,215	—	5,265	256
Income producing	4,552	4,552	—	4,589	215
Construction real estate
1 - 4 Family	415	415	—	491	17
Other	4,404	6,389	—	4,493	156
Farmland	173	173	—	176	8
Residential real estate
Equity Lines	731	736	—	735	22
1 - 4 Family	811	886	—	897	27
Consumer
Other	9	9	—	11	1
Total loans with no allowance	$17,824	$20,042	$—	$18,372	$739
With an allowance recorded:
Construction real estate
Other	2,566	8,139	1,337	2,566	—
Residential real estate
Equity Lines	71	71	53	71	2
Total loans with an allowance	$2,637	$8,210	$1,390	$2,637	$2
Total:
Commercial	1,514	1,667	—	1,715	37
Commercial real estate	9,767	9,767	—	9,854	471
Construction real estate	7,558	15,116	1,337	7,726	181
Residential real estate	1,613	1,693	53	1,703	51
Consumer	9	9	—	11	1
Totals	$20,461	$28,252	$1,390	$21,009	$741

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (Unaudited)
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

Cash basis interest income on impaired loans was $824 for the nine months ended September 30, 2013 and $1,375 for the year ended December 31, 2012.

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
September 30, 2013 (Unaudited)
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
September 30, 2013 (Unaudited)
(In thousands, except share and per share data)

As of  September 30, 2013 and December 31, 2012, and based on the most recent analysis performed at those dates, the risk category of loans and leases is as follows:

Internal Risk Rating Grades
In thousands	1-4	5	6	7
September 30, 2013
Commercial	$25,302	$60,606	$1,043	$1,919
Commercial real estate
Owner occupied	35,093	67,454	2,737	7,430
Income producing	16,713	105,095	4,340	9,118
Multifamily	13,248	11,008	—	—
Construction real estate
1 - 4 Family	4,711	9,559	1,525	1,407
Other	1,023	12,426	441	9,355
Farmland	223	757	—	173
Totals	$96,313	$266,905	$10,086	$29,402
Total:
Commercial	25,302	60,606	1,043	1,919
Commercial real estate	65,054	183,557	7,077	16,548
Construction real estate	5,957	22,742	1,966	10,935
Totals	$96,313	$266,905	$10,086	$29,402

December 31, 2012
Commercial	$26,134	$61,980	$1,736	$2,662
Commercial real estate
Owner occupied	36,195	62,662	2,557	12,497
Income producing	14,253	99,055	6,329	10,293
Multifamily	10,103	7,780	—	—
Construction real estate
1 - 4 Family	3,176	14,902	1,864	1,611
Other	—	9,489	2,505	6,919
Farmland	233	326	487	178
Totals	$90,094	$256,194	$15,478	$34,160
Total:
Commercial	26,134	61,980	1,736	2,662
Commercial real estate	60,551	169,497	8,886	22,790
Construction real estate	3,409	24,717	4,856	8,708
Totals	$90,094	$256,194	$15,478	$34,160

There are no loans classified as 8 or 9 as of September 30, 2013 and December 31, 2012.

As can be seen from the table above, the Company continues to make progress in reducing its problem assets. Loans risk rated 6 or 7 have decreased 20% from $49,638 at December 31, 2012 to $39,488 at September 30, 2013. Senior management remains focused on continued improvement of these "watch-list" loans.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (Unaudited)
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

Risk Based on Payment Activity	Performing		Non-Performing
In thousands	9/30/2013	12/31/2012	9/30/2013	12/31/2012
Residential real estate
Equity Lines	$27,856	$28,221	$128	$62
1 - 4 Family	114,597	105,350	370	863
Junior Liens	8,067	7,057	—	45
Consumer
Credit Cards	1,235	1,256	—	—
Other	2,760	2,895	—	3
Totals	$154,515	$144,779	$498	$973
Total:
Residential real estate	150,520	140,628	498	970
Consumer	3,995	4,151	—	3
Totals	$154,515	$144,779	$498	$973

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
September 30, 2013 (Unaudited)
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

Historical Valuation
Historical valuation allowances are calculated based on the historical loss experience of specific types of loans at the time they were charged-off. The Company uses a rolling 8-quarter analysis to determine its historical loss ratio for the specific pool. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the average balance of loans in the pool for the respective quarter. The loss factors used at September 30, 2013 and December 31, 2012 are as follows:

	9/30/2013	12/31/2012
Commercial	0.21%	0.03%
Commercial real estate - Owner occupied	0.00%	0.00%
Commercial real estate - Income producing	0.00%	0.00%
Commercial real estate - Multifamily	0.00%	0.18%
Construction real estate - 1-4 Family	0.42%	0.01%
Construction real estate - Other	2.43%	3.86%
Construction real estate - Farmland	0.00%	0.00%
Residential real estate - Equity lines	0.18%	0.07%
Residential real estate - 1-4 Family	0.37%	0.33%
Residential real estate - Junior Liens	0.00%	0.00%
Consumer & credit cards	0.39%	0.70%
Loans held for sale	0.00%	0.00%

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

As can be seen from the above table, the loss factors moved around in several categories at September 30, 2013 as compared to December 31, 2012 based upon historical charge-offs experienced during the respective 8-quarter look-back periods.    The net effect of these changes is an approximate $173 increase in the reserve requirement for the historical valuation section of the allowance calculation at the high end of the range at September 30, 2013.

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
September 30, 2013 (Unaudited)
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

During the third quarter 2013, the Company reduced the risk assessment from high to medium for its credit quality environmental factor listed below. This reduction in risk was determined in consideration of a number of factors including the decreased level of past due loans, impaired loans and nonaccrual loans. Additionally the Company's improved risk profile of large relationships totaling $8 million or higher resulted in the risk assessment moving from high to low for this particular factor at September 30, 2013. Finally, in comparison to December 31, 2012, the Company's trend in volume of loans fell to low risk. The net effect of these changes is an approximate $1.1 million reduction in the environmental factor section of the allowance calculation at both the high and low ends of the range.

Environmental Factors	9/30/2013		12/31/2012
	Low	High	Low	High
Levels and trends in credit quality	0.10%	0.20%	0.20%	0.30%
Trends in volume of loans	0.00%	1.00%	1.00%	1.50%
Experience, ability, and depth of lending management and staff	0.00%	0.05%	0.00%	0.05%
Local economic trends and conditions	0.25%	0.35%	0.25%	0.35%
Credit concentration risk	0.00%	0.05%	0.00%	0.05%
Current industry conditions/general economic conditions	0.05%	0.10%	0.05%	0.10%
Commercial Real Estate Devaluation	0.15%	0.25%	0.15%	0.25%
Residential Real Estate Devaluation	0.15%	0.25%	0.15%	0.25%
Credit concentration risk - large relationships > $8 Million	0.00%	0.30%	0.60%	0.90%

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

As a result of the Company's analysis, changes in the allowance for loan losses for the nine months ended September 30, 2013 by segment are as follows:

In thousands	Beginning				Ending
September 30, 2013	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$449	$(261)	$—	$388	$576
Commercial real estate	3,183	—	—	(459)	2,724
Construction real estate	2,805	(39)	75	128	2,969
Residential real estate	1,593	(106)	13	(356)	1,144
Consumer	30	(47)	2	32	17
Total	$8,060	$(453)	$90	$(267)	$7,430

The reduction in the commercial real estate category is supported by an overall decrease of $8.1 million or 25% in loans risk rated 6 or 7 at September 30, 2013 as compared to December 31, 2012. Likewise, the reduction in the residential real estate category is supported by the 49% reduction in nonperforming residential real estate loans from $970 at December 31, 2012 to $498 at September 30, 2013.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (Unaudited)
(In thousands, except share and per share data)

As of September 30, 2013 and December 31, 2012, loans individually and collectively evaluated for impairment, by loan portfolio segment, and the corresponding allowance are as follows:

	Individually Evaluated for Impairment
	9/30/2013		12/31/2012
In thousands	Allowance	Total Loans	Allowance	Total Loans
Commercial	$—	$1,514	$10	$2,621
Commercial real estate	—	9,767	—	14,130
Construction real estate	1,337	7,558	1,338	6,010
Residential real estate	53	1,613	11	7,025
Consumer	—	9	—	16
Total	$1,390	$20,461	$1,359	$29,802

	Collectively Evaluated for Impairment
	9/30/2013		12/31/2012
In thousands	Allowance	Total Loans	Allowance	Total Loans
Commercial	$576	$87,356	$439	$89,891
Commercial real estate	2,724	262,469	3,183	247,594
Construction real estate	1,632	34,042	1,467	35,680
Residential real estate	1,091	149,405	1,582	134,573
Consumer	17	3,986	30	4,138
Unallocated	—	71	—	275
Total	$6,040	$537,329	$6,701	$512,151

Troubled Debt Restructurings ("TDRs”)

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances.  Loan modifications that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification.  The loans included in all loan classes as TDRs at September 30, 2013 had either an interest rate modification or a deferral of principal payments, which we consider to be a concession.  All loans designated as TDRs were modified due to financial difficulties experienced by the borrower.

There were no TDRs identified during the the three months ending September 30, 2013 and 2012. The table below provides information about TDRs identified during the the nine months ending September 30, 2013 and 2012.

	For the nine months ended
	September 30, 2013			September 30, 2012
In thousands	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction real estate	—	—	—	1	4,496	2,369
Total	0	$—	$—	1	$4,496	$2,369

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (Unaudited)
(In thousands, except share and per share data)

TDR Defaults are those TDRs that were greater than 90 days past due, and aligns with our internal definition of default for those loans not identified as TDRs.  The Company did not experience any TDR defaults during the three or nine month periods ended September 30, 2013 or 2012.

Note 4.  Foreclosed Assets

The following table summarizes the activity in foreclosed assets for the nine months ended September 30, 2013 and the year ended December 31, 2012:

	9/30/2013	12/31/2012
Balance, beginning of period	$21,364	$17,040
Additions	2,895	5,320
Capitalized items	690	1,337
Sales	(3,239)	(531)
Impairment writedowns	(620)	(1,717)
Gain (loss)	25	(85)
Balance, end of period	$21,115	$21,364

Note 5.  Earnings Per Share

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options.  The following tables summarize earnings per share and the shares utilized in the computations for the three months ended September 30, 2013 and 2012, respectively:

	Net Income Available to Common Shareholders (000s)	Weighted Average Common Shares	Per Share Amount
Quarter ended September 30, 2013
Basic earnings per common share	$1,762	4,787,269	$0.37
Effect of dilutive stock options		46,397
Effect of dilutive stock warrants		116,414
Diluted earnings per common share	$1,762	4,950,080	$0.36

Quarter ended September 30, 2012
Basic earnings per common share	$1,452	4,742,295	$0.31
Effect of dilutive stock options		51,916
Effect of dilutive stock warrants		76,866
Diluted earnings per common share	$1,452	4,871,077	$0.30

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (Unaudited)
(In thousands, except share and per share data)

The following tables summarize earnings per share and the shares utilized in the computations for the nine months ended September 30, 2013 and 2012, respectively:

	Net Income Available to Common Shareholders (000s)	Weighted Average Common Shares	Per Share Amount
Year to date September 30, 2013
Basic earnings per common share	$4,958	4,785,520	$1.04
Effect of dilutive stock options		40,771
Effect of dilutive stock warrants		97,481
Diluted earnings per common share	$4,958	4,923,772	$1.01

Year to date September 30, 2012
Basic earnings per common share	$4,491	4,737,998	$0.95
Effect of dilutive stock options		45,552
Effect of dilutive stock warrants		46,088
Diluted earnings per common share	$4,491	4,829,638	$0.93

Note 6.  Stock Based Compensation

The Company has two share-based compensation plans, which are described in the Company’s December 31, 2012 Annual Report on Form 10-K. The compensation cost that has been charged against income for those plans was approximately $217 and $188 for the nine months ended September 30, 2013 and 2012, respectively.  The Company has no nonqualified stock options outstanding at September 30, 2013.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (Unaudited)
(In thousands, except share and per share data)

A summary of option activity during the nine months ended September 30, 2013 and 2012 is presented below:

September 30, 2013	Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Avg. Contractual Term
Balances at December 31, 2012	208,750	$8.80	$2.93	$370	4.83 years
Granted	10,000	9.44	4.12
Exercised	(600)	6.52	1.42	2
Forfeited	(1,000)	12.28	3.95	—
Expired	(11,700)	10.23	1.09
Balances at September 30, 2013	205,450	8.74	3.09	499	4.60 years
Exercisable at September 30, 2013	162,808	$9.47	$3.30	$315	3.88 years

September 30, 2012
Balances at December 31, 2011	221,290	$8.59	$2.74	$62	5.28 years
Granted	5,300	6.96	3.12
Exercised	(1,000)	3.41	1.10	4
Forfeited	(1,640)	10.07	3.97
Expired	(13,100)	5.33	0.51
Balances at September 30, 2012	210,850	8.76	2.89	407	4.96 years
Exercisable at September 30, 2012	156,638	$9.99	$3.26	$181	4.19 years

Cash received from options exercised under all share-based payment arrangements for the three months and nine months ended September 30, 2013 was $0 and $4, respectively.

Information regarding options vested during the nine months ended September 30, 2013 and 2012 are as follows:

	Three months ended		Nine months ended
	9/30/2013	9/30/2012	9/30/2013	9/30/2012
Number of options vested:	460	460	6,980	11,080
Total grant date fair value of options vested	$1	$1	$19	$34

A summary of restricted stock activity during the nine months ended September 30, 2013 and 2012 is presented below:

	September 30, 2013		September 30, 2012
	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Beginning balance outstanding	11,730	$4.05	37,460	$3.68
Granted	20,536	8.87	18,442	5.52
Vested	(32,266)	7.12	(30,172)	4.95
Ending balance outstanding	—	$—	25,730	$3.51

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (Unaudited)
(In thousands, except share and per share data)

Note 7.  Borrowings and Restricted Stock

Long-term Federal Home Loan Bank (“FHLB”) borrowings totaled $28,000 at September 30, 2013 and December 31, 2012.  The Company had $15,000 and $10,000 short-term borrowings at September 30, 2013 and December 31, 2012, respectively.

Through the nine months ended September 30, 2013, interest expense was $886 on FHLB borrowings, was $274 on junior subordinated debt and was $47 on fed funds purchased and securities sold under agreements to repurchase.   In the same prior year period, interest expense was $1,019 on FHLB borrowings, was $299 on junior subordinated debt and was $35 on fed funds purchased and securities sold under agreements to repurchase.

Restricted stock, which represents a required investment in the common stock of a correspondent bank, is carried at cost, and as of September 30, 2013 and December 31, 2012, included the common stock of the FHLB which is included in other assets.   Restricted stock totaled $4,221 at September 30, 2013 and $4,236 at December 31, 2012.

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

The FHLB of Atlanta neither provides dividend guidance prior to the end of each quarter, nor conducts repurchases of excess activity-based stock on a daily basis, instead making such determinations quarterly. Based on evaluation of criteria under ASC Topic 320, management believes that no impairment charge in respect of the restricted stock is necessary as of September 30, 2013.

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
September 30, 2013 (Unaudited)
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

At September 30, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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
September 30, 2013 (Unaudited)
(In thousands, except share and per share data)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 are summarized below:

In thousands
September 30, 2013	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale:
U.S. Government and federal agency	$10,389	$—	$10,389	$—
Government-sponsored enterprises	31,771	—	31,771	—
Mortgage-backed securities	61,344	—	61,344	—
Collateralized mortgage obligations	9,894	—	9,894	—
State and political subdivisions	29,126	—	29,126	—
Held for sale loans	810	—	810	—
Total assets at fair value	$143,334	$—	$143,334	$—

Total liabilities at fair value	$—	$—	$—	$—

December 31, 2012
Investment securities available-for-sale:
U.S. Government and federal agency	$5,131	$—	$5,131	$—
Government-sponsored enterprises	34,080	—	34,080	—
Mortgage-backed securities	52,507	—	52,507	—
Collateralized mortgage obligations	10,659	—	10,659	—
State and political subdivisions	21,843	—	21,843	—
Held for sale loans	1,178	—	1,178	—
Total assets at fair value	$125,398	$—	$125,398	$—

Total liabilities at fair value	$—	$—	$—	$—

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (Unaudited)
(In thousands, except share and per share data)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012 are included in the tables below:

In thousands
September 30, 2013	Total	Level 1	Level 2	Level 3
Impaired Loans:
Commercial	$384	$—	$—	$384
Residential Real Estate	387	—	—	387
Construction Real Estate	2,074	—	—	2,074
Total Impaired Loans	$2,845	$—	$—	$2,845
Foreclosed Assets	21,115	—	—	21,115
Total assets at fair value	$23,960	$—	$—	$23,960

Total liabilities at fair value	$—	$—	$—	$—

December 31, 2012
Impaired Loans:
Commercial	$582	$—	$—	$582
Residential Real Estate	1,098	—	—	1,098
Construction Real Estate	3,218	—	—	3,218
Total Impaired Loans	$4,898	$—	$—	$4,898
Foreclosed Assets	21,364	—	—	21,364
Total assets at fair value	$26,262	$—	$—	$26,262

Total liabilities at fair value	$—	$—	$—	$—

For level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at September 30, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired Loans	$2,845	Management estimate	Appraisals and/or sales of comparable properties	n/a
Foreclosed Assets	$21,115	Management estimate	Appraisals and/or sales of comparable properties	n/a

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (Unaudited)
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

Off-Balance-Sheet Financial Instruments:  The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2013, the fair value of loan commitments and stand-by letters of credit was immaterial.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (Unaudited)
(In thousands, except share and per share data)

September 30, 2013	Carrying Amounts	Approximate Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands
Financial assets
Securities held-to-maturity	$23,132	$23,740	$—	$23,740	$—
Loans, net	550,360	558,658	—	—	558,658

Financial liabilities
Time deposits/IRAs	153,557	154,774	—	154,774	—
FHLB borrowings	43,000	45,890	—	45,890	—
Junior subordinated debentures	16,496	15,834	—	15,834	—

December 31, 2012
Financial assets
Securities held-to-maturity	$26,252	$27,791	$—	$27,791	$—
Loans, net	533,893	546,347	—	—	546,347

Financial liabilities
Time deposits/IRAs	125,580	127,127	—	127,127	—
FHLB borrowings	38,000	42,115	—	42,115	—
Junior subordinated debentures	16,496	15,864	—	15,864	—

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

Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument fail to perform in accordance with the terms of the contract.  The Bank’s maximum exposure to credit loss under commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.    At September 30, 2013 outstanding commitments to extend credit were $165,181 as compared to $146,449 at December 31, 2012.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (Unaudited)
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

Derivative Financial Instruments
For asset/liability management purposes, we may use interest rate swap agreements to hedge interest rate risk exposure to declining rates.  Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flow of the items being hedged.  At September 30, 2013 and December 31, 2012 the Company did not have any derivative agreements related to interest rate hedging in place.

Note 10.  Regulatory Matters

Dividends
The Company's principal source of funds for dividend payments is dividends received from the Bank.  The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by state law, regulations and policies.  A state bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand.  Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in-capital of the bank.  As of September 30, 2013 and December 31, 2012, the amount available from the Bank’s retained earnings for payment of dividends was $38,260 and $37,172 respectively.  The Company is current on all dividend payments for the Series A Preferred Stock and current on all dividend payments on its Trust Preferred Securities.  Additionally, subsequent to quarter-end, the Company declared a quarterly cash dividend of $0.035 per share to be paid December 2, 2013 to common shareholders of record November 15, 2013.

Capital Requirements
The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of September 30, 2013 and December 31, 2012 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2013 and December 31, 2012, the Company and the Bank were categorized as “well capitalized” as defined by applicable regulations.  To be categorized as “well capitalized”, the Company and Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that date that management believes have changed the Company's or the Bank's category.  The Company received regulatory permission and paid the fourth 10% redemption increment of its Series A Preferred Stock in the amount of $1.6 million to the U.S. Treasury on August 14, 2013.  The Company's and the Bank's actual capital amounts and ratios are also presented in the table below.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (Unaudited)
(In thousands, except share and per share data)

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Valley Financial Corporation	$87,069	14.5%	$48,205	8.0%	n/a	n/a
Valley Bank	86,329	14.3%	48,186	8.0%	60,233	10.0%
Tier 1 Capital (to risk weighted assets):
Valley Financial Corporation	79,639	13.2%	24,102	4.0%	n/a	n/a
Valley Bank	78,899	13.1%	24,093	4.0%	36,140	6.0%
Tier 1 Capital - Leverage (to average assets):
Valley Financial Corporation	79,639	10.0%	31,821	4.0%	n/a	n/a
Valley Bank	78,899	9.9%	31,789	4.0%	39,736	5.0%

December 31, 2012
Total Capital (to risk weighted assets):
Valley Financial Corporation	$87,030	14.8%	$47,153	8.0%	n/a	n/a
Valley Bank	85,185	14.5%	47,134	8.0%	58,917	10.0%
Tier 1 Capital (to risk weighted assets):
Valley Financial Corporation	79,654	13.5%	23,576	4.0%	n/a	n/a
Valley Bank	77,812	13.2%	23,567	4.0%	35,350	6.0%
Tier 1 Capital - Leverage (to average assets):
Valley Financial Corporation	79,654	10.3%	30,935	4.0%	n/a	n/a
Valley Bank	77,812	10.1%	30,905	4.0%	38,631	5.0%

Note 11.  Subsequent Events

On October 24, 2013, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.035 per share, payable on December 2, 2013 to common shareholders of record November 15, 2013.

On October 16, 2013, with regulatory permission, the Board of Directors authorized the Company's redemption of the remaining 9,619 shares of its TARP preferred stock at par of $1,000.  On November 13, 2013, the Company entered into a Warrant Repurchase Letter Agreement (the "Repurchase Agreement") with the United States Department of Treasury (the "Treasury") to repurchase a warrant to purchase 344,742 shares of the Company's common stock that was issued to the Treasury on December 12, 2008 (the "Warrant") in connection with the Company's sale to the Treasury of 16,019 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A as part of the Treasury's Capital Purchase Program. Pursuant to the terms of the Repurchase Agreement, the Company repurchased the Warrant for a purchase price of $1,548. As a result of the Warrant repurchase, the Company has no securities issued or outstanding to the Treasury and is no longer participating in the Treasury's Capital Purchase Program.

The completion of this redemption was preceded by the issuance of an $11,000 subordinated note (the "Note") on October 15, 2013. The Note has a maturity date of October 15, 2023 with principal and interest payments due monthly. The Note bears interest at a variable rate of 30-day LIBOR plus 5.00% per annum, with a floor of 5.50% and a cap of 9.50%. Based on the current 30-day LIBOR rate, the Note bears interest at the floor rate of 5.50%. The Note is not convertible into common stock or preferred stock. The Note is an unsecured, subordinated obligation of the Company and ranks junior in right of payment to the Company’s senior indebtedness and to the Company’s obligations to its general creditors.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2013 (Unaudited)
(In thousands, except share and per share data)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations of the Company as of September 30, 2013 and December 31, 2012 and for the nine months ended September 30, 2013 and 2012 is as follows.  The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

	Three months ended		Nine months ended
In thousands	9/30/2013	9/30/2012	9/30/2013	9/30/2012
Net interest income, non tax-equivalent	$6,849	$6,464	$20,182	$19,186
Less: tax-exempt interest income	(175)	(131)	(470)	(396)
Add: tax-equivalent of tax-exempt interest income	265	197	712	600
Net interest income, tax-equivalent	$6,939	$6,530	$20,424	$19,390

Results of Operations

The Company reported net income for the three months ended September 30, 2013 of $1,929,000, which slightly exceeds net income reported for the second quarter of 2013 of $1,928,000. The third quarter results represent an increase of $232,000 or 14% over the $1,697,000 net income reported for the same quarter last year. After deducting dividends and discount accretion on preferred stock from net income, net income available to common shareholders increased 21% to $1,762,000 as compared to $1,452,000 for the prior year's third quarter while earnings per share increased 20% to $0.36 as compared to $0.30. Our third quarter financial performance was fueled by a 6.0% increase in net interest income and a reduction in our ALLL due to continued improvements in our asset quality indicators as evidenced by a reduction in non-performing assets and a reduction in impaired loans.

Select highlights:

•	Record net income of $1,929,000 and $0.36 per diluted share, producing a return on average total assets of 0.96% and annualized return on average shareholder's equity of 11.99%.

•	Increase in net interest margin of 15 basis points to 3.73% as compared to the 3.58% reported for the same quarter last year.

•
Nonperforming assets ("NPAs") decreased $2,392,000, from $30,601,000 at June 30, 2013 to $28,209,000. This resulted in a 26 basis point reduction in the Company's NPAs as a percentage of total assets, from 3.80% at June 30, 2013 to 3.54% at September 30, 2013.

•	The Company's Allowance for Loan and Lease Losses (“ALLL”) to total loans decreased from 1.45% at June 30, 2013 to 1.33% at September 30, 2013.

•	Loan demand continued to improve with an increase in average loans outstanding of $16,209,000 or 3% from the same period last year and $5,924,000 to the linked quarter.

•	The Company redeemed an additional $1,600,000 of its preferred stock held by the US Treasury during the third quarter bringing the total redemption amount as of September 30, 2013 to $6,400,000.

•
On October 16, 2013, the Company redeemed the remaining $9,600,000 of its TARP preferred stock at par with the proceeds of a newly issued $11,000,000 subordinated note. As a result, the US Treasury no longer owns any preferred shares in the Company.

The following table shows our key performance ratios for the periods ended September 30, 2013, December 31, 2012 and September 30, 2012:

Key Performance Ratios(1)
	Nine months ended	Twelve months ended	Nine months ended
	9/30/2013	12/31/2012	9/30/2012
Return on average assets	0.94%	0.83%	0.89%
Return on average equity(2)	11.63%	10.31%	11.21%
Net interest margin(3)	3.76%	3.57%	3.55%
Cost of funds	0.59%	0.85%	0.87%
Yield on earning assets	4.34%	4.41%	4.41%
Basic net earnings per common share	$1.04	$1.16	$0.95
Diluted net earnings per common share	$1.01	$1.14	$0.93
1. Ratios are annualized.
2. The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.
3. Calculated on a fully taxable equivalent basis (“FTE”).

Net Income

2013 Compared to 2012
Net income for the three months ended September 30, 2013 was $1,929,000, an increase of $232,000 or 14% over the $1,697,000 net income reported for the same quarter last year. After deducting dividends and discount accretion on preferred stock from net income, net income available to common shareholders increased 21% to $1,762,000 as compared to $1,452,000 for the prior year's third quarter, while diluted earnings per share increased 20% to $0.36 as compared to $0.30. The Company's earnings for the three-month period produced an annualized return on average total assets of 0.96% and an annualized return on average shareholder's equity of 11.99% as compared to 0.86% and 10.54% for the prior year. For the nine months ended September 30, 2013, net income available to common shareholders was $4,958,000 as compared to $4,491,000 for the same period last year, an increase of $467,000, or 10%. Fully-diluted earnings per share for the nine-month period ended September 30, 2013 were $1.01 compared to $0.93 for the same nine-month period of 2012, an increase of 9%. The year-to-date earnings produced an annualized return on average earning assets of 0.94% and an annualized return on average shareholder's equity of 11.63% as compared to 0.89% and 11.21% respectively for the prior year.

2012 Compared to 2011
Net income for the three-month period ended September 30, 2012 was $1,697,000 as compared to net income of
$1,570,000 for the same period in 2011, an increase of $127,000 or 8%. After the dividend on preferred stock and accretion of discounts on warrants, net income available to common shareholders was $1,452,000, or $0.30 per diluted common share, as compared to $1,328,000 or $0.28 per diluted common share for the third quarter of 2011, an increase of 7%. The Company’s earnings for the third quarter of 2012 produced an annualized return on average total assets of 0.86% and an annualized return on average shareholders’ equity of 10.54%, as compared to 0.80% and 10.77%, respectively for the same period in 2011. For the nine-month period ended September 30, 2012, net income available to common shareholders was $4,491,000 as compared to $3,161,000 for the same nine-month period in 2011, an increase of $1,330,000 or 42%.

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

2013 Compared to 2012
Net interest income for the three months ended September 30, 2013 was $6,849,000, a $385,000 or 6% increase when compared to the $6,464,000 reported for the same prior year period.  The Company’s net interest margin, at 3.73%, increased by 15 basis points as compared to the 3.58% reported for the same quarter last year. For the nine months ended September 30, 2013, net interest income was $20,182,000 as compared to $19,186,000 for the same period last year, an increase of $996,000, or 5%.

The increase in net interest margin during the third quarter was the result of continued funding cost reductions as the Company’s average cost of funds was 0.53%, down 27 basis points from the 0.80% reported in the same period last year. As anticipated, asset yields continue to compress as the yield on assets during the third quarter of 2013 was 4.26% compared to 4.36% in the same quarter last year.

The recent $11.0 million subordinated note issuance on October 15, 2013 will have an approximate 8 basis point negative impact on the margin moving forward as the interest expense will be included in our net interest margin whereas the preferred dividends were an after-tax expense of the Company. This transaction coupled with continued asset yield compression may result in a reduction in the Company's net interest margin for the fourth quarter.

2012 Compared to 2011
Net interest income for the three-month period ended September 30, 2012 was $6,464,000, a $301,000 or 5% increase when compared to the $6,163,000 reported for the same period in 2011. The Company’s net interest margin, at 3.58%, increased by 17 basis points over the 3.41% reported for the same quarter in 2011. Net interest income for the nine-month period ended September 30, 2012 was $19,186,000, an $822,000 or 5% increase when compared to the $18,364,000 reported for the same period in 2011.

Noninterest Income

2013 Compared to 2012
Noninterest income decreased $34,000 for the three months ended September 30, 2013, or 3%, compared to the same period last year, from $1,189,000 to $1,155,000. Excluding gains on the sale of securities, noninterest income increased $69,000 or 6% compared to the same period last year, from $1,071,000 to $1,140,000. Valley Wealth Management Services produced another strong quarter with $225,000 earned, an increase of $42,000 or 23% in comparison to the same quarter last year. Mortgage fee income increased $14,000 or 9% while service charges on deposit accounts increased $45,000 or 10%. Annualized total noninterest income, exclusive of gains realized on the sale of securities, was 0.62% of average earning assets for the period compared to 0.59% in the prior year. For the nine months ended September 30, 2013, noninterest income was $3,610,000, a $399,000 or 12% increase when compared to the $3,211,000 reported for the same period last year. Excluding gains on the sale of securities, noninterest income increased $474,000 or 16% as compared to the prior year's nine-month period.

2012 Compared to 2011
Noninterest income for the three-month period ended September 30, 2012 was $1,189,000, a decrease of $184,000 or 13%
compared to the $1,373,000 for the same period in 2011. After excluding gains on the sale of securities, noninterest income improved $239,000 or 29%, led by the Company’s mortgage division and an increase in service charges on deposit accounts. Mortgage fee income increased $92,000 or 137% while service charge income increased $77,000 or 21%.
Noninterest income for the nine-month period ended September 30, 2012 was $3,211,000, a $23,000 or 1% increase when compared to the $3,188,000 reported for the same period in 2011. Excluding gains realized on the sale of securities, noninterest income increased $882,000 or 41% as compared to the nine-month period ended September 30, 2011.

Noninterest Expense

2013 Compared to 2012
Non-interest expense for the third quarter of 2013 totaled $5,651,000, up $437,000 or 8% as compared to the $5,214,000 recorded for the quarter ended September 30, 2012. The Company's efficiency ratio (a non-GAAP metric that measures the costs expended to generate a dollar of revenue) for the third quarter of 2013 increased to 69.10% as compared to 66.83% for the same quarter last year. Specific items to note are as follows:

•
Compensation expense increased $262,000 in comparison to the third quarter of 2012. The increase is the result of equity and merit increases for all employees which went into effect January 1, 2013 as well as commissions earned during the quarter as a result of increased brokerage fee income and mortgage activity.

•
Occupancy and equipment expense increased $34,000 in comparison to the third quarter of 2012 as a result of our expansion of office space in our downtown location and the new mortgage office at The Shoppes at West Village.

•
Data processing expense increased $57,000 due to an improvement and enhancement of our corporate-wide network and telecommunications infrastructure as well as increased customer transactions across all business lines.

•	Foreclosed asset expense increased $114,000 due primarily to impairment charges taken on three OREO properties during the third quarter.

•
These increases were partially offset by reduced insurance expense of $21,000 and reduced professional fees of $84,000 in comparison to the third quarter of 2012. The reduction in insurance expense is primarily related to reduced FDIC assessment while professional fees decreased due to lower expenses associated with vendor reviews, external loan review, payroll processing, and business consulting.

Noninterest expense for the nine months ended September 30, 2013 was $16,176,000, a $1,250,000 or 8% increase when compared to the $14,926,000 reported for the same period last year.

2012 Compared to 2011
Noninterest expense for the three-month period ended September 30, 2012 was $5,214,000, a decrease of $128,000, or 2%, compared to the $5,342,000 recorded in same period in 2011. The Company's efficiency ratio for the third quarter of 2012 was 66.83%, as compared to 69.57% for the same period in 2011. Compared to the third quarter of 2011, insurance expense decreased $212,000 based on decreased FDIC insurance premiums; professional fees decreased $125,000 due to reduced legal expenses and net foreclosed asset expense decreased $104,000 due to reduced impairment losses taken on foreclosed assets during the third quarter of 2012. These reductions were offset by a $257,000 increase in compensation expense, which is the result of equity and merit increases for all employees which went into effect January 1, 2012, increased commissions earned in our Mortgage and Valley Wealth Management areas, and increased incentive and profit sharing accruals based upon the Company's performance during the first nine months of 2012. Noninterest expense for the nine-month period ended September 30, 2012 was $14,926,000, an $888,000 or 6% decrease when compared to the $15,814,000 reported for the same period in 2011.

Asset Quality

Non-Performing Assets
Non-performing assets include nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans and foreclosed assets.  A loan will be placed on nonaccrual status when collection of all principal or interest is deemed unlikely.  A loan will be placed on nonaccrual status automatically when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of being collected.  In this case, the loan will continue to accrue interest despite its past due status.

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

The Company’s ratio of non-performing assets as a percentage of total assets decreased 90 basis points to 3.54% as compared to 4.44% one year earlier and decreased 66 basis points from the 4.20% reported at December 31, 2012.

Nonperforming assets at September 30, 2013, December 31, 2012 and September 30, 2012 are presented in the following table:

Nonperforming Assets
In thousands	9/30/2013	12/31/2012	9/30/2012
Nonaccrual loans	$4,171	$7,185	$8,547
Loans past due 90 days or more and still accruing	—	401	876
Restructured loans	2,923	3,201	3,324
Total nonperforming loans	$7,094	$10,787	$12,747

Foreclosed, repossessed and idled properties	21,115	21,364	22,151
Total nonperforming assets	$28,209	$32,151	$34,898

Nonaccrual Loans
Nonaccrual loans decreased $1.2 million during the third quarter of 2013 due primarily to the foreclosure of three properties totaling $1.2 million and charge-offs totaling $170,000 during the third quarter. We also received principal payments totaling $226,000 on our nonaccrual portfolio and added one new relationship to nonaccrual status with loans totaling approximately $400,000. Additionally, due to potential loss exposure, a specific valuation allowance of $53,000 was added to this newly impaired relationship during the quarter.

If nonaccrual loans had performed in accordance with their original terms, additional interest income would have been recorded in the amount of $228,000 for the nine months ended September 30, 2013; $329,000 for the year ended December 31, 2012; and $253,000 for the nine months ended September 30, 2012.

Foreclosed Assets
During the third quarter the Company received $2.3 million in proceeds on the sale of foreclosed assets and incurred net realized losses totaling $6,000 on these transactions. Additionally, the Company took an aggregate impairment charge of $413,000 during the third quarter on six properties based on updated valuations and/or discussions with potential purchasers. Partially offsetting these decreases were foreclosures totaling $1.2 million, though one of those properties was subsequently sold during the third quarter. Additionally, the Company spent $210,000 on capitalized improvements and $216,000 on the purchase of a first deed of trust from another institution on one of the newly foreclosed properties.

Impaired Loans
The Company's impaired loans decreased by $1.1 million or 5% during the quarter to $20.5 million. The primary driver to the reduction is the foreclosure of three properties totaling $1.2 million during the quarter.

Past Due Loans
At September 30, 2013, total loans past due 30 - 89 days were $2.1 million, or 0.4% of total loans, a decrease from $3.4 million, or 0.6%, one year ago. Of the $2.1 million past due, $2.0 million or 94% is related to one relationship that is classified as a watchlist credit and monitored monthly for impairment. In comparison to June 30, 2013, total loans past due 30 - 89 days increased $1.8 million. There were no loans past due greater than 90 days and accruing interest at September 30, 2013 or June 30, 2013 as compared to $876,000 at September 30, 2012.

Provision/Charge-offs
The Company recorded a negative $332,000 provision for loan losses during the third quarter of 2013, as compared to no provision for the same period last year. The reduction in ALLL at September 30, 2013 was determined in consideration of a number of factors including the decreased level of past due loans, impaired loans and nonaccrual loans which supported an improved risk assessment from high to medium for our asset quality environmental factor. Additionally, our improved risk profile of our large relationships totaling $8 million or higher resulted in the risk assessment moving from high to low for this particular factor at September 30, 2013. The Company recorded net charge-offs of $267,000 during the third quarter of 2013 as compared to net charge-offs of $443,000 for third quarter of 2012.

The ratio of allowance for loan and lease losses as a percentage of total loans decreased from 1.58% at September 30, 2012 to 1.33% at September 30, 2013. At September 30, 2013, the Company's total reserves amounted to $7,430,000, of which $1,390,000 are specific reserves on impaired loans and $6,040,000 are general reserves to cover inherent risks in the loan portfolio based on the current economic environment. Total reserves represented 178% of the non-accrual loan balances as of September 30, 2013 as compared to 100% reported at September 30, 2012.

Summary of Allowance for Loan Losses

2013 Compared to 2012
The allowance for loan and lease losses (“ALLL”) was $7,430,000 as of September 30, 2013, compared to $8,060,000 as of December 31, 2012 and $8,548,000 reported a year earlier.  The ratio of the ALLL to total loans outstanding was approximately 1.33% at September 30, 2013, which compares to approximately 1.49% of total loans at December 31, 2012 and 1.58% of total loans at September 30, 2012.  A total of $1,390,000 in specific reserves was included in the balance of the ALLL as of September 30, 2013 for impaired loans, which compares to a total of $1,359,000 as of December 31, 2012 and $2,210,000 at September 30, 2012.  These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions.  We believe the ALLL is adequate to provide for expected losses in the loan portfolio, but there are no assurances that it will be.  Total reserves represented 178% of the non-accrual loan balances as of September 30, 2013, as compared to 100% reported in the same period last year.

The Company recorded a net reduction of $332,000 in provision for loan losses during the third quarter of 2013 compared to a net reduction of $0 for the same period last year.  The reduction in ALLL at September 30, 2013 was determined in consideration of a number of factors including the decreased level of past due loans, impaired loans and nonaccrual loans. The Company recorded net charge-offs of $267,000 during the third quarter of 2013 as compared to net charge-offs of $443,000 for the same quarter one year ago.

2012 Compared to 2011
The allowance for loan losses (“ALLL”) was $8,548,000 as of September 30, 2012, compared to $9,650,000 as of
December 31, 2011 and $10,013,000 reported as of September 30, 2011. The ratio of the allowance for loan losses to total loans outstanding was approximately 1.58% at September 30, 2012, which compares to approximately 1.90% of total loans at
December 31, 2011 and 1.96% of total loans at September 30, 2011. A total of $2,210,000 in specific reserves was included in the balance of the allowance for loan losses as of September 30, 2012 for impaired loans, which compares to a total of $2,099,000 as of December 31, 2011 and $1,048,000 at September 30, 2011. Total reserves represented 100% of the non-accrual loan balances as of September 30, 2012, as compared to 106% reported as of September 30, 2011.
The Company recorded no provision for loan losses during the third quarter of 2012 compared to a net provision expense of $164,000 in the same period in 2011. Net charge-offs as a percentage of average loans receivable was 0.08% for the third quarter of 2012, compared to 0.09% for the same quarter in 2011. Net charge-offs were $443,000 for the quarter ended September 30, 2012 in comparison to $450,000 for the third quarter in 2011.

Higher Risk Loans
Certain types of loans, such as option ARM products, interest-only loans, sub-prime loans, and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  We do not offer option ARM, interest-only, or sub-prime mortgage loans.

Junior-lien mortgages can also be considered higher risk loans and our junior lien portfolio currently consists of balances totaling $24,094,000 (4.3% of total portfolio) at September 30, 2013.  Loans included in this category that were initially made with high loan-to-value ratios of 100% or greater have current balances totaling $1,762,000 at September 30, 2013.  Since 2003, we have experienced net charge-offs totaling $930,000 in junior lien mortgages.

Financial Condition

Total assets at September 30, 2013 were $795,849,000, up $31,265,000 or 4% from $764,584,000 at December 31, 2012.  The principal components of the Company’s assets at the end of the period were $16,317,000 in cash and cash equivalents, $142,524,000 in securities available-for-sale, $23,132,000 in securities held-to-maturity and $557,790,000 in gross loans.  Total assets at December 31, 2012 were $764,584,000 with the principal components consisting of $19,803,000 in cash and cash equivalents, $124,220,000 in securities available-for-sale, $26,252,000 in securities held-to-maturity and $541,953,000 in gross loans.

Total liabilities at September 30, 2013 were $735,540,000, up from $700,353,000 at December 31, 2012, an increase of $35,187,000 or 5%.  Deposits increased $28,111,000 or 5% to $649,212,000 from the $621,101,000 level at December 31, 2012.  Total shareholders’ equity at September 30, 2013 was $60,309,000, down from $64,231,000 at December 31, 2012, a decrease of $3,922,000 or 6%. The decline in shareholder’s equity is attributable to the redemption of $4,800,000 of preferred stock from the U.S. Treasury during the nine months of 2013 as well as a reduction in accumulated other comprehensive income ("AOCI") of $3,907,000 due to increased unrealized losses in our AFS portfolio.  The recent and rapid increase in long-term interest rates after the Federal Reserve signaled that tapering of its asset purchases in the market could come around the end of 2013 has resulted in a shift in our investment portfolio from an unrealized gain position to an unrealized loss position.

Our liquidity and capital positions are very strong and as such, we do not foresee a need to divest of these securities in the near future that could result in any significant loss. The Company’s tangible book value per share (defined as total capital, including AOCI, divided by outstanding common shares) increased 1% from $10.50 at December 31, 2012 to $10.59 at September 30, 2013.

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

The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared.    The Company is current on all dividend payments for the Series A Preferred Stock.  The Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.035 per share, payable December 2, 2013 to common shareholders of record November 15, 2013.

On October 16, 2013 the Company redeemed the remaining $9,619,000 of its original $16,019,000 of TARP preferred stock held by the U.S. Treasury ("Treasury"). During the past twelve months, the Company had already redeemed $6,400,000 of the preferred stock from retained earnings. As a result, Treasury no longer owns any preferred shares in the Company. The completion of this redemption was preceded by the issuance of an $11,000,000 subordinated note (the “Note”) on October 15, 2013. The Note has a maturity date of October 15, 2023 with principal and interest payments due monthly. The Note bears interest at a variable rate of 30-day LIBOR plus 5.00% per annum, with a floor of 5.50% and a cap of 9.50%. Based on the current 30-day LIBOR rate, the Note bears interest at the floor rate of 5.50%. The floor rate of 5.50% equates to an effective interest rate, assuming a 30% effective tax benefit, of 3.85%. This effective interest rate is 115 basis points less than the current preferred dividend rate of 5.00%, which is an after tax payment. The cap rate of 9.50% equates to an effective interest rate, after tax, of 6.65%, which is 235 basis points less than the preferred dividend rate of 9.00% that would have gone into effect in December 2013. The Note is not convertible into common stock or preferred stock. The Note is an unsecured, subordinated obligation of the Company and ranks junior in right of payment to the Company’s senior indebtedness and to the Company’s obligations to its general creditors. The Company will use the additional proceeds from the Note to repurchase the outstanding warrant from Treasury. As a result, the Company has successfully redeemed in less than five years the aggregate investment the Treasury made in the Company without diluting its shareholders through the issuance of common stock.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  As of September 30, 2013 and December 31, 2012, the Company and the subsidiary bank met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized”.  These capital amounts and ratios are included in Note 10 of the consolidated financial statements incorporated by reference herein.

Interest Rate Risk
Interest rate risk is the exposure to fluctuations in the Company’s future earnings (earnings at risk) and value (economic value at risk) resulting from changes in interest rates.  This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayment and contractual interest rate changes.  At September 30, 2013 the Company remains asset sensitive as simulation results indicate that net interest income would rise by approximately 4% if rates were to rise 200 basis points. For a further discussion on interest rate risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Liquidity

One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity.  Liquidity measures our ability to meet our maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for customers’ credit needs.  Liquidity represents a financial institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.  We sell excess funds overnight to provide an immediate source of liquidity and as of September 30, 2013 we had a total of $7,507,000 in overnight funds at the Reserve Bank.   The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The secondary liquidity source for both short-term and long-term borrowings consists of a secured line of credit from the Federal Home Loan Bank (“FHLB”).  At September 30, 2013, the line of credit had $43,000,000 outstanding under a total available line of $75,205,000.  Borrowings from the FHLB are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral.  Additionally, we have an established line of credit with the Reserve Bank’s Discount Window that had no outstanding balance under a total available line of $58,663,000 at September 30, 2013.  Borrowings from the FRB Discount Window are secured by a collateral agreement on a pledged portion of the Bank’s commercial and real estate construction collateral.

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

None.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, is formatted in XBRL interactive data files:  (i) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

November 14, 2013	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief Executive Officer

November 14, 2013	/s/ Kimberly B. Snyder
Date	Kimberly B. Snyder, Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, is formatted in XBRL interactive data files:  (i) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

*  Filed herewith.