Form 10-K
period 2013-12-31
VALLEY FINANCIAL CORP /VA/
filed 2014-03-18
CIK 921590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended	December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to_____________________________________

Commission File Number:  000-28342
VALLEY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1702380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

36 Church Avenue, S.W.
Roanoke, Virginia	24011
(Address of principal executive offices)	(Zip Code)
(540) 342-2265
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Name of Each Exchange on
Title of Each Class	Which Registered

Common Stock, No par value	NASDAQ Capital Market

Securities registered under Section 12(g) of the Exchange Act of 1934:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☑ No ☐

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

The aggregate market value of Valley Financial Corporation Common Stock held by non-affiliates of Valley Financial Corporation as of June 30, 2013 was $38,041,765.

At March 3, 2014, 4,816,585 shares of common stock, no par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for Valley Financial Corporation’s 2014 Annual Meeting of Shareholders are incorporated by reference into Part III.

VALLEY FINANCIAL CORPORATION
FORM 10-K
December 31, 2013

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

Valley Financial Corporation is the holding company for Valley Bank, which opened in 1995 and engages in a general commercial and retail banking business in the Roanoke Valley, emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals. Valley Bank currently operates from nine full-service offices at 36 Church Avenue, 110 McClanahan Street, 1518 Hershberger Road, 3850 Keagy Road (near Lewis-Gale Hospital), and 1327 Grandin Road in Roanoke City, 4467 Starkey Road and 4003 Challenger Avenue in Roanoke County, 8 East Main Street in the City of Salem and 1003 Hardy Road in the Town of Vinton. Additionally, the Bank operates its wealth management subsidiary, Valley Wealth Management Services, Inc. at 36 Church Avenue in Roanoke City and its Mortgage Office at 3565 Electric Road, SW, Suite J in Roanoke County. The Bank’s Internet site at www.myvalleybank.com is available for online banking and extensive investor information.

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

The Bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”).  CDARS gives us the ability to provide our deposit customers access to FDIC insurance in amounts exceeding the existing FDIC limit.  This permits our institution to better attract and retain large deposits from businesses, nonprofit organizations, individuals and other customers that require an assurance of safety.  The Bank offers a remote deposit transaction delivery system (“RDC”) which allows the Bank to receive digital information from deposit documents captured at remote locations.  These locations may be our branches, ATMs, domestic and foreign correspondents, or locations owned or controlled by commercial or retail customers of the Bank. In substance, RDC is similar to traditional deposit delivery systems; however, it enables customers of financial institutions to deposit items electronically from remote locations. RDC can decrease processing costs, support new and existing banking products, and improve customers' access to their deposits; however, it introduces additional risks to those typically inherent in traditional deposit delivery systems. During 2012, the Bank also introduced Mobile Banking services to its consumer customers and expanded those service offerings during 2013.

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

Other Services
Other Bank services include safe deposit boxes, certain cash management services including overnight repurchase agreements, merchant purchase and management programs, traveler’s checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. We operate nine proprietary ATM’s and are associated with the Star, Cirrus and InterCept shared networks of automated teller machines that may be used by bank customers throughout Virginia and other regions. We also offer VISA and MasterCard credit card services as well as a debit-check card. Our lockbox service provides a simple and efficient way to collect accounts receivable payments locally for businesses and non-profit organizations.

Financial Services
Valley Wealth Management Services, Inc, (“VWM”) a wholly-owned subsidiary of the Bank, completed its eighth year of helping clients with their non-deposit investment and insurance product needs.  VWM provides a full range of brokerage services including retirement planning, insurance, college funding and any other financial planning needs that our clients may have.  We have no immediate plans to obtain or exercise trust powers. We may in the future offer a full-service trust department, but cannot do so without the prior approval of our primary regulators, the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission.

Location and Service Area
Our primary service area is the Roanoke Metropolitan Statistical Area (the “Roanoke MSA”), which is the regional center for southwest Virginia, and is located approximately 165 miles west of Richmond, Virginia, 178 miles northwest of Charlotte, North Carolina, 178 miles east of Charleston, West Virginia and 222 miles southwest of Washington, D.C.

The population in the Roanoke MSA was estimated at 308,707 based on the 2010 Census. The Roanoke MSA’s growth typically is slower than that in the Commonwealth overall and in other key Virginia markets in particular. The Virginia Employment Commission reported that the Roanoke MSA had a seasonally unadjusted unemployment rate of 4.9% in December 2013, compared with 4.8% for Virginia.

The business community in the Roanoke MSA is well diversified by industry group. The principal components of the economy are retail trade, services, transportation, manufacturing, finance, insurance, and real estate. The Roanoke MSA’s position as a regional center creates a strong medical, legal and business professional community. The Kroger Company Mid-Atlantic, Carilion Clinic, Advance Auto Parts, Lewis-Gale Hospital, and Allstate Insurance Company are among Roanoke’s largest employers. Other large employers include General Electric Co., Altec Industries, Inc., Richfield Nursing Center and Carter Machinery Company.

Competition
The banking and financial service business in Virginia and in our primary market area specifically, is highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems and new competition from non-traditional financial service providers.  We compete for loans and deposits with other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other non-bank financial service providers.  In order to compete, we rely upon a service-based business philosophy, personal relationships with customers, specialized services tailored to meet customers’ needs and the convenience of office locations.  In addition, we are generally competitive with other financial institutions in our market area with respect to interest rates paid on deposit accounts, interest rates charged on loans and other service charges on loans and deposit accounts.

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

Employees
As of December 31, 2013, the Company had 140 full-time employees and 3 part-time employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel.  None of the Company’s employees is represented by a union or covered under a collective bargaining agreement.  Management of the Company considers its employee relations to be excellent.

For the third consecutive year, the Bank was named as one of the Best Places to Work in Virginia.  The annual list of “Best Places to Work” was created by Virginia Business and Best Companies Group.  The rankings were published in the February 2014 issue of Virginia Business and the Bank ranked 9th in the mid-sized employer group (firms with 100 – 249 employees). This survey and award program was designed to identify, recognize and honor the best places of employment in Virginia, benefiting the state’s economy, its work force and businesses.  The first part of the survey consisted of evaluating each nominated company’s workplace policies, practices, philosophy, systems and demographics.  The second part consisted of an employee survey to measure the employee experience.  The combined scores determined the top organizations and the final ranking.  Best Companies Group managed the overall registration, survey and analysis process and determined the final rankings.  In the end, a total of 132 companies made the final cut for this year’s list.

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

Regulatory Reform – The Dodd-Frank Act
On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act significantly restructures the financial regulatory regime in the United States and has a broad impact on the financial services industry.  While much rulemaking under the Dodd-Frank Act has occurred, some of the act’s provisions require study or rulemaking by federal agencies, a process which may take years to implement fully.

Among other things, the Dodd-Frank Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital.  Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as the Company.  The Dodd-Frank Act permanently raises deposit insurance levels to $250,000.  Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments are now calculated based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio of the Federal Deposit Insurance Corporation’s (“FDIC”) Deposit Insurance Fund is to be raised to 1.35%.  The payment of interest on business demand accounts is permitted by the Dodd-Frank Act.  Further, the Dodd-Frank Act bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances.

The Dodd-Frank Act established the Bureau of Consumer Financial Protection (“CFPB”) as an independent bureau of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services, which in the case of the Bank will be enforced by the Federal Reserve.  The Dodd-Frank Act also provides that debit card interchange fees must be reasonable and proportional to the cost incurred by the card issuer with respect to the transaction.  This provision is known as the “Durbin Amendment”. In June 2011, the Federal Reserve adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the card issuer implements certain fraud-prevention standards. The interchange fee restriction only applies to financial institutions with assets of $10 billion or more and therefore has no effect on the Company.

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

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, some of the new requirements have yet to be implemented and will likely be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented and interpreted by the various regulatory agencies, the full extent of the impact such requirements will have on the operations of the Company and the Bank is unclear.  The changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, impose more stringent capital requirements, liquidity and leverage ratio requirements, or otherwise adversely affect the business of the Company and the Bank.  These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes to comply with new statutory and regulatory requirements.

The Company

General.  As a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA"), the Company is subject to supervision, regulation and examination by the Federal Reserve. The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation and examination by the Virginia State Corporation Commission (the "SCC").

Permitted Activities. A bank holding company is limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such activity.

Banking Acquisitions; Changes in Control. The BHCA requires, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the Federal Reserve will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s performance under the Community Reinvestment Act of 1977 (the “CRA”).
Subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company’s acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. The Company’s common stock is registered under Section 12 of the Exchange Act.
In addition, Virginia law requires the prior approval of the SCC for (i) the acquisition by a Virginia bank holding company of more than 5% of the voting shares of a Virginia bank or any holding company that controls a Virginia bank, or (ii) the acquisition by a Virginia bank holding company of a bank or its holding company domiciled outside Virginia.

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
For a bank holding company to be eligible for financial holding company status, each of its subsidiary banks must be “well capitalized” and “well managed” and have at least a satisfactory rating on its most recent CRA review. A bank holding company seeking to become a financial holding company must file a declaration with the Federal Reserve that it elects to become a financial holding company. If, after becoming a financial holding company, any of its subsidiary banks should fail to continue to meet these requirements, the financial holding company would be prohibited from engaging in activities not permissible for bank holding companies unless it was able to return to compliance within a specified period of time. Although the Bank, the Company’s sole banking subsidiary, meets the capital, management, and CRA requirements, the Company has not made a declaration to elect to become a financial holding company and at this time has no plans to do so.

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

Limits on Dividends and Other Payments. The Company is a legal entity, separate and distinct from its subsidiaries. A significant portion of the revenues of the Company result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends by the Bank to the Company and to the payment of dividends by the Company to its shareholders. The Bank is subject to various statutory restrictions on its ability to pay dividends to the Company. Under the current supervisory practices of the Bank’s regulatory agencies, prior approval from those agencies is required if cash dividends declared in any given year exceed net income for that year, plus retained net profits of the two preceding years. The payment of dividends by the Bank or the Company may be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit the Bank or the Company from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending on the financial condition of the Bank, or the Company, could be deemed to constitute such an unsafe or unsound practice.
Under the FDIA, insured depository institutions such as the Bank, are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become “undercapitalized” (as such term is used in the statute). Based on the Bank’s current financial condition, the Company does not expect this provision will have any impact on its ability to receive dividends from the Bank.

The Bank

General.  The Bank is supervised and regularly examined by the Federal Reserve and the SCC. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as the payment of dividends, incurrence of debt, and acquisition of financial institutions and other companies; they also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, types of business conducted, and location of offices. Certain of these laws and regulations are referenced above under “The Company.”

Capital Requirements. The Federal Reserve and the other federal banking agencies have issued risk-based and leverage capital guidelines applicable to U. S. banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of the Federal Reserve, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%. At least half of the total capital is required to be “Tier 1 capital,” which consists principally of common and certain qualifying preferred shareholders’ equity (including grandfathered trust preferred securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company were 11.3% and 14.2%, respectively, as of December 31, 2013, thus exceeding the minimum requirements. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 13.0% and 14.1%, respectively, as of December 31, 2013, also exceeding the minimum requirements.

Each of the federal regulatory agencies has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including having the highest regulatory examination rating and are not contemplating significant growth or expansion. As of December 31, 2013, the Tier 1 leverage ratios of the Company and the Bank were 8.6% and 9.9%, respectively, well above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

During 2013, the Federal Reserve and other federal bank regulatory agencies finalized the BASEL III rules. The new rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. Below is a chart detailing the new requirements in comparison to the current rule:

Adequately Capitalized	Current	BASEL III
Tier 1 common / RWA	N/A	4.5%
Leverage Ratio	4.0%	4.0%
Tier 1 Capital Ratio	4.0%	6.0%
Total Capital Ratio	8.0%	8.0%

Well Capitalized	Current	BASEL III
Tier 1 common / RWA	N/A	6.5%
Leverage Ratio	5.0%	5.0%
Tier 1 Capital Ratio	6.0%	8.0%
Total Capital Ratio	10.0%	10.0%

BASEL III also imposes a capital conservation buffer of 2.5% above the minimum risk-based capital requirement to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Community banks, like the Bank, will begin transitioning to the new rule on January 1, 2014. The new minimum capital requirements are effective January 1, 2014, whereas the capital conservation buffer and the deductions from common Tier 1 capital phase in over time. As of December 31, 2013, the Company and the Bank met all capital adequacy requirements under BASEL III that became effective January 1, 2014.

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

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank (“10% Shareholders”), are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

Prompt Corrective Action. Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2013.

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

Incentive Compensation. In June 2010, the federal banking agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies, which covers all employees that have the ability to materially affect the risk profile of a financial institution, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2013, the Company had not been made aware of any instances of non-compliance with the new guidance.

Effect of Governmental Monetary Policies
The Company’s operations are affected not only by general economic conditions but also by the policies of various regulatory authorities. In particular, the Federal Reserve regulates money and credit conditions and interest rates to influence general economic conditions. These policies have a significant impact on overall growth and distribution of loans, investments and deposits and they affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks, including the Company, in the past and are expected to do so in the future.

Filings with the SEC
The Company files annual, quarterly, and other reports under the Securities Exchange Act of 1934 with the SEC.  These reports and this Form 10-K are posted and available at no cost on the Company’s website as soon as reasonably practicable after such material is electronically filed with, or furnished to the Securities and Exchange Commission (SEC).  The Company and the Bank maintain a website at www.myvalleybank.com.  After accessing the website, the filings are available upon selecting the Shareholder Information menu items.  The contents of the website are not incorporated into this report or into the Company’s other filings with the SEC.  The Company’s filings are also available through the SEC’s website at www.sec.gov.

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
The community banking industry is directly affected by national, regional, and local economic conditions. Although economic conditions have improved, local governments and many businesses are still experiencing difficulty as a result of the recent economic downturn and protracted recovery. Management allocates significant resources to mitigate and respond to risks associated with the current volatile economic conditions; however, such conditions cannot be predicted or controlled. Therefore, such conditions, including a flatter yield curve and extended low interest rates, could adversely affect the credit quality of the Company’s loans, and/or the Company’s results of operations and financial condition. The Company’s financial performance is dependent on the business environment in the markets where the Company operates—in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers. While general economic conditions in Virginia and the U.S. continued to improve in 2013, there can be no assurance that this improvement will continue.

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

The Company has a concentration of credit exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.
The Company's commercial real estate portfolio consists of owner-occupied properties and income-producing commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner's business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because the Company's loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in the percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on the Company's financial condition.

The Company's banking regulators generally give commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures, which could have a material adverse effect on the Company's result of operations.

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

The Company's operations depend upon third party vendors that perform services for us.
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

Proposed and final regulations could restricted our ability to originate loans.
Pursuant to the Dodd-Frank Act, the CFPB issued a final rule effective January 10, 2014, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate "qualified mortgages" that meet specific requirements with respect to terms, pricing and fees. The new rule also contains new disclosure requirements at mortgage loan origination and in monthly statements. These requirements will likely require significant personnel resources and could have a material adverse effect on our operations.

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

Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on the Company's results of operation and financial condition.
Effective internal and disclosure controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If the Company cannot provide reliable financial reports or prevent fraud, its reputation and operating results would be harmed. As part of the Company's ongoing monitoring of internal control, it may discover material weaknesses or significant deficiencies in its internal control that require remediation. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has in the past discovered, and may in the future discover, areas of its internal controls that need improvement and, as such, continuously works to improve its internal control framework. The Company cannot be certain that these measures will ensure that it implements and maintains adequate controls over its financial processes and reporting in the future. Any failure to maintain effective controls or to timely implement any necessary improvement of the Company's internal and disclosure controls could, among other things, result in losses from fraud or error, harm the Company's reputation or cause investors to lose confidence in the Company's reported financial information, all of which could have a material adverse effect on the Company's results of operation and financial condition.

Our legal lending limit may limit our growth.
We are limited in the amount we can lend to a single borrower by the amount of our capital.  Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower.  As of December 31, 2013, we were permitted, by law, to lend approximately $13.1 million to any one borrower.  However, we have set a “house lending limit” of approximately $9.2 million.  This amount is significantly less than many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us.  Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume.  We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always efficient or always available.  We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in such loans on terms we consider favorable.

Risks Related to the Company’s Securities

The Company's ability to pay dividends depends upon the results of operations of the Bank.
The Company is a bank holding company that conducts substantially all of its operations through the Bank. As a result, the Company's ability to make dividend payments on its common stock depends primarily on certain federal regulatory considerations and the receipt of dividends and other distributions from the Bank. There are various regulatory restrictions on the ability of the Bank to pay dividends or make other payments to the Company.

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

ITEM 1B.  UNRESOVLED STAFF COMMENTS.

The Company does not have any unresolved staff comments to report for the year ended December 31, 2013.

ITEM 2.  PROPERTIES.

Our main office is located in a seven-story office building at 36 Church Avenue, S.W., in downtown Roanoke, Virginia 24011, in which we lease six floors.  The lease on all floors terminates on December 31, 2014 with options to renew for two additional five-year terms at the end of the December 31, 2014 extension period.  The Company has entered into a land lease for its South Roanoke office.  The land lease has an initial lease term of twenty-five years, terminating on July 25, 2032, with the option to renew for two additional twenty-five year periods.  The Company leases its Grandin Village office.  The lease has an initial term of five years, terminating on March 31, 2015 with the option to renew for four additional five year periods.  We own our Starkey Road, Salem, Hershberger, Vinton, Lewis Gale, and Bonsack offices.  The Company leases its 419 Mortgage Office.  The initial term of the lease terminates on September 30, 2017 with the option to renew for five additional five-year periods.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information. The Company is authorized to issue up to 10,000,000 shares of Common Stock, no par value, of which 4,816,585 shares were issued and outstanding and held of record by approximately 765 holders on the beneficial side and 387 shareholders on the registered side at March 3, 2014.

The Common Stock is quoted under the symbol VYFC on the NASDAQ Capital Market.   The quarterly high and low sales prices per share for the Common Stock as reported on NASDAQ during each quarter of the last two fiscal years and the common dividends declared during these periods were as follows:

	2013				2012
	3/31/13	6/30/13	9/30/13	12/31/13	3/31/12	6/30/12	9/30/12	12/31/12
High	$9.50	$12.20	$11.68	$11.50	$11.67	$8.85	$9.74	$10.50
Low	$8.57	$8.86	$9.50	$9.58	$4.53	$7.25	$8.01	$8.46
Dividends Declared	$0.035	$0.035	$0.035	$0.035	$0.00	$0.00	$0.035	$0.00

On January 30, 2014, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.04 per share, payable on March 3, 2013 to common shareholders of record February 14, 2013.

Limits on Dividends and Other Payments. The Company is a legal entity, separate and distinct from its subsidiaries. A significant portion of the revenues of the Company result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends by the Bank to the Company and to the payment of dividends by the Company to its shareholders. The Bank is subject to various statutory restrictions on its ability to pay dividends to the Company. Under the current supervisory practices of the Bank’s regulatory agencies, prior approval from those agencies is required if cash dividends declared in any given year exceed net income for that year, plus retained net profits of the two preceding years. The payment of dividends by the Bank or the Company may be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit the Bank or the Company from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending on the financial condition of the Bank, or the Company, could be deemed to constitute such an unsafe or unsound practice.
Under the FDIA, insured depository institutions such as the Bank, are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become “undercapitalized” (as such term is used in the statute). Based on the Bank’s current financial condition, the Company does not expect this provision will have any impact on its ability to receive dividends from the Bank.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data
(in thousands except per share data)
	2013	2012	2011	2010	2009
For the Year
Net interest income	$27,055	$25,641	$24,310	$21,063	$19,824
Noninterest income	4,756	5,290	4,009	2,793	3,222
Revenue, net of interest expense	31,811	30,931	28,319	23,856	23,046
Noninterest expense	22,558	21,508	20,175	17,918	16,816
Provision for loan losses	(465)	398	224	1,127	15,179
Tax provision (benefit)	2,883	2,536	2,232	1,318	(3,263)

Net income (loss)	$6,835	$6,489	$5,688	$3,493	$(5,686)

Preferred dividends and accretion of warrants	634	986	968	959	947
Net income (loss) to common shareholders	$6,201	$5,503	$4,720	$2,534	$(6,633)

Per Common Share
Basic net income (loss)	$1.30	$1.16	$1.00	$0.54	$(1.42)
Diluted net income (loss)	$1.26	$1.14	$1.00	$0.54	$(1.42)
Cash dividends declared	$0.14	$0.035	$0.00	$0.00	$0.04

At Year-End
Assets	$825,346	$764,584	$773,504	$767,588	$713,725
Securities	181,853	150,472	189,235	153,528	82,476
Loans, gross	570,360	541,953	508,586	544,294	571,021
Reserve for loan losses	(7,200)	(8,060)	(9,650)	(11,003)	(14,630)
Deposits	677,035	621,101	630,708	627,412	552,928
Securities under agreement to repurchase	22,397	19,745	18,646	17,296	21,304
FHLB Borrowings	43,000	38,000	43,000	48,000	68,000
Junior subordinated debentures	27,476	16,496	16,496	16,496	16,496
Total shareholders’ equity	48,920	64,231	60,113	53,928	51,539

Ratios
Return on average assets	0.86%	0.83%	0.73%	0.46%	(0.81)%
Return on average equity	11.06%	10.31%	9.88%	6.49%	(10.03)%
Dividend payout ratio	11.11%	3.07%	0.00%	0.00%	(2.82)%
Average equity to average assets	7.59%	8.21%	7.44%	7.20%	8.17%

Operating Revenue

The following table sets forth, for the two fiscal years ended December 31, 2013 and 2012, the percentage of total operating revenue contributed by each class of similar services which contributed 15 percent or more of total consolidated revenues of the Company during such periods.

Period	Class of Service	% of Total Revenues
December 31, 2013	Interest and fees on loans	77.35%
December 31, 2012	Interest and fees on loans	75.19%

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2013 and 2012. The purpose of this discussion is to focus on important factors affecting our financial condition and results of operations.  The discussion should be read in conjunction with the audited consolidated financial statements and related notes to assist in the evaluation of our 2013 performance.

Executive Overview
Valley Financial Corporation, a Virginia corporation, is a bank holding company based in Roanoke, Virginia.  Its principal subsidiary, Valley Bank, is also headquartered in Roanoke, Virginia.  The Company’s core businesses include commercial banking, retail and small business banking, consumer lending, mortgage banking, and wealth management services.  The Company has nine full-service financial centers serving the Roanoke Valley at December 31, 2013.

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

We are reporting a fourth consecutive year of record earnings for Valley Financial Corporation, fueled by increased net interest income, increased noninterest income (exclusive of gains/losses taken on the sale of securities) and continued improvement in asset quality, which resulted in an overall reduction in our allowance for loan and lease losses for the year. In addition to our financial performance, we have successfully redeemed and repurchased in less than five years the aggregate investment the US Treasury made in our Company, including the warrant issued to the US Treasury, without creating a dilutive impact to our shareholders. Select financial highlights are as follows:

•
Record net income available to common shareholders of $6,201,000 and $1.26 per diluted share, producing a return on average total assets of 0.86% and annualized return on average shareholder's equity of 11.06%.

•	Increase of 14.3% in quarterly cash dividend to our common shareholders based upon 2013 earnings. This amount represents the highest quarterly dividend in the Company’s history.

•	Increase in loans outstanding of $28,407,000 or 5% over the prior year.

•	Increase in net interest margin of 17 basis points to 3.74% as compared to the 3.57% reported for the prior year.

•
Increase in noninterest income, excluding gains realized on the sale of investments, of $612,000 or 15% in comparison to 2012. Including gains realized on the sale of investments, noninterest income decreased $534,000 or 10% in comparison to 2012 due to $1.0 million in gains recorded during 2012 as compared to $45,000 recorded in 2013.

•
Nonperforming assets ("NPAs") decreased $5.9 million, from $32.2 million at December 31, 2012 to $26.3 million at December 31, 2013. This resulted in a 101 basis point reduction in the Company's NPAs as a percentage of total assets, from 4.20% at December 31, 2012 to 3.19% at December 31, 2013.

•	The Company's Allowance for Loan and Lease Losses (“ALLL”) to total loans decreased from 1.49% at December 31, 2012 to 1.26% at December 31, 2013.

•
The Company issued an $11,000,000 subordinated note, the proceeds of which were used to complete the full redemption and repurchase of the outstanding preferred stock and warrant held by the US Treasury.

At December 31, 2013, the Company's total assets were $825.3 million, total loans stood at $570.4 million, total investments were $181.9 million, total deposits were $677.0 million and total shareholders' equity was $48.9 million. Compared with December 31, 2012, the Company's total assets increased $60.8 million or 8%, total loans increased $28.4 million or 5%, total investments increased $31.4 million or 21% and total deposits increased $55.9 million or 9%. Total shareholders' equity decreased $15.3 million or 24% primarily due to the full redemption of the $14.4 million of preferred stock from the US Treasury and the $1.5 million purchase of the outstanding warrant held by the US Treasury.

Net interest income was $27.1 million for the year ended December 31, 2013, an increase of $1.4 million or 5.5% compared to 2012. The Company's net interest margin was 3.74%, up 17 basis points compared to the 3.57% reported for last year. The increase in the Company’s net interest margin year over year is a strong indicator of the strength of our core business model, which is focused on offering products and services that are designed to meet the needs of all consumers through multiple channels in our primary banking market. We pride ourselves on attracting and retaining customers through providing customer service that “Exceeds Expectations.” This strategy includes partnering with our clients while providing excellent service through branches, automated teller machine (“ATM”) networks and telephone, internet and mobile banking. During 2013 we expanded our mobile banking platform and began offering mobile deposit services to our retail customer base. On November 1, 2013 we opened our ninth full service banking office located at The Kroger Center at Bonsack off route 460 in East Roanoke County.

For the year ended December 31, 2013, noninterest income was $4.8 million, a $534,000 or 10% decrease when compared to the $5.3 million reported for the same period last year. Excluding gains taken on the sale of securities, noninterest income improved $612,000 or 15%, led by the Company's wealth management division, Valley Wealth Management Services, Inc. (“Valley Wealth”) which completed its eighth year of helping clients with their non-deposit investment and insurance product needs. Valley Wealth provides a full range of brokerage services including retirement planning, insurance, college-funding and any other financial planning needs that our clients may have and is led by Senior Vice President John A. Register. Valley Wealth produced record gross income of $1.1 million for 2013 (an increase of $238,000 or 31% over 2012’s record gross income from this line of business), ranking #2 in the Mid-Atlantic Region and #14 Nationwide (based upon gross revenue earned), among all Investment Centers of America, Inc. (“ICA”) producers. In addition to Valley Wealth’s record performance, we also experienced increases in service charge income of $225,000 or 14% and other income increased $168,000 or 16%. Mortgage fee income decreased slightly from $688,000 earned in 2012 to $669,000 earned in 2013 due to a softening in mortgage volume during the second half of 2013 as a result of increased mortgage rates. Annualized total noninterest income, exclusive of gains realized on the sale of securities, was 0.64% of average earning assets for the period compared to 0.57% in the prior year.

We continue to make significant improvement in our nonperforming and classified loan categories which allows us to reduce our overall allowance for loan and lease losses. The Company’s ratio of non-performing assets as a percentage of total assets decreased 101 basis points to 3.19% as compared to the 4.20% reported at December 31, 2012. Nonaccrual loans are at their lowest levels in five years. Net charged-off loans for 2013 total $395,000, a significant decrease from the $2.0 million and $1.6 million charged off in 2012 and 2011, respectively. While our nonperforming asset portfolio remains higher than desired at December 31, 2013 as a result of our foreclosed asset portfolio, we are most pleased with the letter of intent accepted from a qualified purchaser on our largest piece of commercial real estate owned in OREO. The sale of this property for approximately $7.0 million is anticipated to be consummated prior to the end of April 2014. Had this sale occurred prior to year end, our non-performing asset to total assets ratio would have been 2.17% at December 31, 2013.

The ratio of allowance for loan and lease losses as a percentage of total loans decreased from 1.49% at December 31, 2012 to 1.26% at December 31, 2013. At December 31, 2013, the Company's total reserves amounted to $7.2 million, of which $1.4 million are specific reserves on impaired loans and $5.8 million are general reserves to cover inherent risks in the loan portfolio based on the current economic environment. Total reserves represented 196% of the non-accrual loan balances as of December 31, 2013 as compared to 112% reported at December 31, 2012.

The Company's capital levels remain well above the regulatory well-capitalized ratios. Tier 1 risk-based and total risk-based capital ratios were 11.3% and 14.2%, respectively, at December 31, 2013 a decline as compared to 13.5% and 14.8% reported at December 31, 2012. The Company's tier 1 leverage ratio was 8.6% at December 31, 2013 in comparison to 10.3% at December 31, 2012. The Company’s redemption of $14.4 million of preferred stock during 2013 was the primary driver to the decline in regulatory capital ratios at December 31, 2013 as compared to December 31, 2012.

As we look forward to the continued growth and success of our company, we must continue to focus on the four key constituencies we have identified as the keys to achieving our goals and objectives, those being:

•	Our Shareholders

•	Our Employees

•	Our Customers

•	Our Community

In 1995, we established a bank whose passion was to build close and long-lasting friendships and relationships with the people and businesses of the Roanoke Valley. Our ability to continue to build strong and enduring relationships with our customers, coupled with an ability to provide a “unique customer experience” will be, in our opinion, the differentiating factors. We believe it is this customer experience that drives new customers to seek out Valley Bank each and every day for their banking needs, and this customer experience has propelled us to be one of the top performing community banks in the nation.(1)

(1) Valley Bank ranked #138 in the nation by American Banker Magazine based upon the 3-year average Return on Equity for the years 2010 - 2012.

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

In thousands	2013	2012
Net interest income, non tax-equivalent	$27,055	$25,641
Less: tax-exempt interest income	(641)	(531)
Add: tax-equivalent of tax-exempt interest income	971	805
Net interest income, tax-equivalent	$27,385	$25,915

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

Allowance for Loan Losses
The Company considers the allowance for loan and lease losses of $7.2 million appropriate to cover losses incurred in the loan and lease portfolio as of December 31, 2013.  However, no assurance can be given that the Company will not in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, the Company’s ongoing credit review process or regulatory requirements, will not require significant changes in the allowance for loan and lease losses.  Among other factors, a continued economic slowdown and/or a decline in commercial or residential real estate values in the Company’s market may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

Results of Operations

Net Income

2013 Compared to 2012
For the year ended December 31, 2013, the Company reported net income of $6.8 million compared to $6.5 million for last year, an increase of $346,000 or 5%.  After the dividend on preferred stock and accretion of discounts on warrants, net income available to common shareholders was $6.2 million, or $1.26 per diluted common share, as compared to $5.5 million, or $1.14 per diluted common share, for last year.   The Company’s earnings for the year produced an annualized return on average total assets of 0.86% and an annualized return on average shareholder’s equity of 11.06% in comparison to 0.83% and 10.31% for 2012.  The book value of the Company’s common stock decreased 3% to $10.22 per share as of December 31, 2013 from the $10.50 per share book value as of a year earlier due to the $5.2 million increase in net unrealized losses on available-for-sale securities reflected in other comprehensive income.

The following table shows our key performance ratios for the years ended December 31, 2013 and 2012:

Key Performance Ratios (1)
	2013	2012
Return on average assets	0.86%	0.83%
Return on average equity	11.06%	10.31%
Net interest margin (2)	3.74%	3.57%
Cost of funds	0.59%	0.85%
Yield on earning assets (2)	4.32%	4.41%
Basic net earnings per share	$1.30	$1.16
Diluted net earnings per share	$1.26	$1.14

(1) All percentage calculations are on an annualized basis.
(2) Calculated on a fully taxable equivalent basis assuming a federal tax rate of 34%.

2012 Compared to 2011
For the year ended December 31, 2012, the Company reported net income of $6.5 million compared to $5.7 million in 2011, an increase of $801,000 or 14%.  After the dividend on preferred stock and accretion of discounts on warrants, net income available to common shareholders was $5.5 million, or $1.14 per diluted common share, as compared to $4.7 million, or $1.00 per diluted common share, in 2011.   The Company’s earnings for the year produced an annualized return on average total assets of 0.83% and an annualized return on average shareholder’s equity of 10.31% in comparison to 0.73% and 9.88% for 2011.  The book value of the Company’s common stock increased to $10.50 per share as of December 31, 2012, up 11% over the $9.44 per share book value as of December 31, 2011.

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

2013 Compared to 2012
Net interest income for the year ended December 31, 2013 was $27.1 million, a $1.4 million, or 6%, increase when compared to the $25.6 million reported for 2012.   Our net interest margin increased by 17 basis points to 3.74% for the year ended December 31, 2013 as compared to 3.57% for last year.  The increase in net interest income and corresponding increase in net interest margin is primarily attributable to the reduction in funding costs.  The Company’s cost of funds was 0.59% during the 12-month period ended December 31, 2013, compared to 0.85% reported in the same period last year.  Decreased rates on our primary non-maturity deposit products and more aggressive pricing on time deposits have led to the decrease in funding costs.  The Company’s yield on earning assets was 4.32% during the 12-month period ended December 31, 2013, a decrease of 9 basis points from the 4.41% reported in the same period last year. The decline is attributable to both our loan and investment portfolios.  Our yield on loans decreased year over year by 20 basis points from 5.15% to 4.95% and our tax-equivalent yield on investments decreased by 6 basis points from 2.60% to 2.54%.  Net interest income for the quarter ended December 31, 2013 was $6.9 million, a $418,000 or 6% increase when compared to the $6.5 million for the fourth quarter 2012.

The recent $11.0 million subordinated note issuance on October 13, 2013 is expected to impact our margin by approximately 8 basis points as the interest expense on the facility is included in our net interest margin, whereas the preferred dividends were an after-tax expense of the Company.

2012 Compared to 2011
Net interest income for the year ended December 31, 2012 was $25.6 million, a $1.3 million, or 6%, increase when compared to the $24.3 million reported for 2011.   Our net interest margin increased by 18 basis points to 3.57% for the year ended December 31, 2012 as compared to 3.39% in 2011.  The increase in net interest income and corresponding increase in net interest margin is primarily attributable to the reduction in funding costs.  The Company’s cost of funds was 0.85% during the 12-month period ended December 31, 2012, compared to 1.17% reported in the same period 2011.  The Company’s yield on earning assets was 4.41% during the 12-month period ended December 31, 2012, a decrease of 13 basis points from the 4.54% reported in the same period in 2011. The decline is attributable to both our loan and investment portfolios.  Our yield on loans decreased year over year by 18 basis points from 5.33% to 5.15% and our tax-equivalent yield on investments decreased by 44 basis points from 3.04% to 2.60%.  Net interest income for the quarter ended December 31, 2012 was $6.5 million, a $509,000 or 9% increase when compared to the $5.9 million for the fourth quarter 2011.

The following table presents the major categories of interest-earning assets, interest-bearing liabilities and shareholders’ equity with corresponding average balances, related interest income or expense, and resulting yields and rates for the periods indicated. Where appropriate income categories and yields have been adjusted in the table to their fully taxable equivalent basis.

NET INTEREST INCOME AND AVERAGE BALANCES (1)

	2013			2012			2011
In thousands	Average Balance	Interest Income/ Expense	Average Yield/Rate	Average Balance	Interest Income/ Expense	Average Yield/Rate	Average Balance	Interest Income/ Expense	Average Yield/Rate
Assets
Interest-earning assets:
Loans (2) (5)	$553,802	$27,412	4.95%	$528,906	$27,325	5.15%	$519,840	$27,733	5.33%
Investment securities
Taxable	147,371	3,270	2.22%	162,360	3,799	2.34%	155,172	4,295	2.77%
Nontaxable (3)	19,376	971	5.01%	14,915	805	5.40%	14,768	873	5.91%
Money market	12,446	28	0.22%	17,260	39	0.23%	36,838	84	0.23%

Total interest-earning assets	732,995	31,681	4.32%	723,441	31,968	4.41%	726,618	32,985	4.54%
Other Assets:
ALLL	(7,969)			(8,923)			(10,354)
Cash and due from banks	7,213			6,815			6,279
Premises and equipment, net	8,789			7,814			7,616
Other assets	53,037			50,933			47,188

Total assets	$794,065			$780,080			$777,347

Interest-bearing liabilities
Savings, NOW and MMA	$406,058	$1,178	0.29%	$390,613	$2,290	0.58%	$377,637	$3,765	1.00%
Time deposits	150,911	1,398	0.93%	165,978	1,961	1.18%	190,474	2,687	1.41%
Repurchase agreements	21,149	59	0.28%	17,714	49	0.28%	15,541	42	0.27%
Federal funds purchased and overnight borrowings	802	6	0.75%	190	1	0.52%	14	0	0.00%
Junior subordinated notes	18,844	493	2.62%	16,496	395	2.39%	16,496	377	2.29%
FHLB borrowings	38,068	1,162	3.05%	42,563	1,357	3.18%	49,575	1,507	3.04%

Total interest-bearing liabilities	635,832	4,296	0.68%	633,554	6,053	0.95%	649,737	8,378	1.29%
Noninterest-bearing liabilities
Demand deposits	90,837			78,796			65,938
Total interest-bearing liabilities and demand deposits	726,669	4,296	0.59%	712,350	6,053	0.85%	715,675	8,378	1.17%
Other liabilities	5,513			4,883			4,034
Total liabilities	732,182			717,233			719,709

Shareholders’ Equity, exclusive of unrealized gains/losses on AFS securities	61,883			62,847			57,638

Total liabilities and shareholders’ equity	$794,065			$780,080			$777,347

Net interest income		$27,385			$25,915			$24,607

Net interest margin (4)			3.74%			3.57%			3.39%

(1)	Averages are daily averages.

(2)	Loan interest income includes loan fees of $0.4 million, $0.1 million and $0.2 million for the years ended 2013, 2012 and 2011, respectively.

(3)	Nontaxable interest income is adjusted to its fully taxable equivalent basis using a federal tax rate of 34 percent.

(4)	The net interest margin is calculated by dividing net interest income (tax equivalent basis) by average total earning assets.

(5)	Non-accrual loans are included in the above yield calculation.

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

RATE/VOLUME ANALYSIS

In thousands	2013 compared to 2012			2012 compared to 2011
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on interest-earning assets:
Loans	$530	$(443)	$87	$423	$(831)	$(408)
Investment securities:
Taxable	(339)	(190)	(529)	212	(708)	(496)
Nontaxable	219	(52)	167	9	(77)	(68)
Money market investments	(11)	0	(11)	(44)	(1)	(45)

Total interest earned on interest-earning assets	399	(685)	(286)	600	(1,617)	(1,017)

Interest paid on interest-bearing liabilities:
Savings, NOW, and money markets	95	(1,207)	(1,112)	134	(1,609)	(1,475)
Time deposits	(168)	(395)	(563)	(318)	(408)	(726)
Trust preferred securities	59	40	99	0	17	17
Repurchase agreements	9	1	10	6	1	7
Federal funds and overnight borrowings	4	1	5	0	1	1
FHLB borrowings	(141)	(54)	(195)	(221)	72	(149)

Total interest paid on interest-bearing liabilities	(142)	(1,614)	(1,756)	(399)	(1,926)	(2,325)

Change in net interest income	$541	$929	$1,470	$999	$309	$1,308

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

The base net interest income simulation performed at December 31, 2013, assumes interest rates are unchanged for the next twelve months.  The simulation then assumes that rates are shocked up and down across a 400 bps range in 100 bps increments.  The simulation analysis results are presented in the table below.  These results, as of December 31, 2013, indicate that the Company would expect net interest income to increase over the next twelve months by 2% assuming an immediate upward shift in market interest rates of 200 basis points and to decrease by 1% if rates shifted downward in the same manner.  The Company was asset sensitive at December 31, 2013 as simulation results indicate that net interest income would increase in an upward rate environment.  The Company’s risk position is within the guidelines set by policy.

	Change in Net Interest Income
Change in Yield Curve:	Percentage	Amount (in thousands)
+200 basis points	2%	482
+100 basis points	1%	242
Level – Base Case	0%	0
-100 basis points	1%	202
-200 basis points	(1)%	(169)

Economic Value of Equity
The Economic Value of Equity (EVE) analysis provides information on the risk inherent in the balance sheet that might not be taken into account in the simulation analysis due to the shorter time horizon used in that analysis.  The EVE of the balance sheet is defined as the discounted present value of expected asset cash flows minus the discounted present value of expected liability cash flows.  The economic value simulation uses instantaneous rate shocks to determine the expected cash flows in various rate scenarios.  The resulting percentage change in EVE is an indication of the longer term repricing risk and options embedded in the balance sheet.   The EVE analysis results are presented in the table below.  These results as of December 31, 2013 indicate that EVE would decrease 16% assuming an immediate upward shift in market interest rates of 200 basis points and decrease 7% if rates shifted downward in the same manner.  The Company’s risk position is within the guidelines set by policy.

	Change in EVE
Change in Yield Curve:	Percentage	Amount (in thousands)
+200 basis points	(16)%	(9,516)
+100 basis points	(6)%	(3,510)
Level – Base Case	0%	0
-100 basis points	1%	584
-200 basis points	(7)%	(4,401)

Derivative Financial Instruments
For asset/liability management purposes, we may use interest rate swap agreements to hedge interest rate risk exposure to declining rates.  Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. At December 31, 2013 and 2012 the Company did not have any derivative agreements related to interest rate hedging in place.

Noninterest Income

	2013 vs. 2012
In thousands	2013	2012	%
Service charges on deposit accounts	$1,824	$1,599	14.1
Mortgage fee income	669	688	(2.8)
Brokerage fee income, net	1,006	768	31.0
Bank owned life insurance income	666	641	3.9
Other income	546	403	35.5
Total noninterest income before realized gains on sale of securities	4,711	4,099	14.9
Realized gain (loss) on sale of securities	45	1,191	(96.2)
Total noninterest income	$4,756	$5,290	(10.1)

2013 Compared to 2012
Noninterest income decreased $534,000 or 10.1% for the year ended December 31, 2013 compared to the same period in 2012.  Excluding gains taken on the sale of securities, noninterest income increased $612,000 or 15%, led by the Company’s wealth management division. As noted in the table above, brokerage fee income increased $238,000 or 31% while service charge income increased $225,000 or 14% and other income increased $143,000 or 35% primarily as a result of increased income earned on individual loan swap transactions. Mortgage fee income decreased slightly from $688,000 earned in 2012 to $669,000 earned in 2013 due to a softening in mortgage volume during the second half of 2013 as a result of increased mortgage rates. Annualized total noninterest income, exclusive of gains realized on the sale of securities, was 0.64% of average earning assets for the period compared to 0.57% in the prior year.

2012 Compared to 2011
Total noninterest income increased $1.3 million or 32% for the year ending December 31, 2012 as compared to December 31, 2011.  Excluding gains taken on the sale of securities, noninterest income improved $1.1 million or 37%, led by the Company’s mortgage and wealth management divisions. Mortgage fee income increased $387,000 or 129% while brokerage fee income increased $318,000 or 71% year over year.  Additionally, the Company’s service charge income also increased by $196,000 or 14% in comparison to the prior year.

Noninterest Expense

	2013 vs. 2012
In thousands	2013	2012	%
Compensation expense	$12,088	$10,840	11.5
Occupancy and equipment expense	1,860	1,630	14.1
Data processing expense	1,530	1,294	18.2
Insurance expense	841	1,077	(21.9)
Professional fees	886	908	(2.4)
Foreclosed asset expense, net	1,942	2,616	(25.8)
Other operating expense	3,411	3,143	8.5
Total noninterest expense	$22,558	$21,508	4.9

2013 Compared to 2012
Non-interest expense for year ended December 31, 2013 totaled $22.6 million, an increase of $1.1 million or 5% as compared to the $21.5 million for the year ended December 31, 2012. The Company's efficiency ratio for 2013 increased slightly to 69.4% as compared to 68.2% for last year.  (The efficiency ratio is computed by dividing non-interest expenses by the sum of fully taxable equivalent net interest income and fully taxable equivalent non-interest income.) Specific items to note are as follows:

•
Compensation expense increased $1.2 million or 12% in comparison to 2012 as the result of equity and merit increases for all employees which went into effect January 1, 2013, increased commissions earned in Valley Wealth Management and increased incentive, profit sharing and performance bonuses based upon the Company's fourth consecutive year of record performance;

•
Occupancy and equipment expense increased $230,000 or 14% as a result of our expansion of office space in our downtown location, the new mortgage office at The Shoppes at West Village and our new Bonsack branch which opened November 1, 2013;

•
Data processing expense increased $236,000 or 18% due to an improvement and enhancement of our corporate-wide network and telecommunications infrastructure as well as increased customer transactions across all business lines; and

•
These increases were partially offset by reduced insurance expense of $236,000 or 22% and reduced foreclosed asset expense of $674,000 or 26%. The reduction in insurance expense is primarily related to reduced FDIC assessment while foreclosed asset expense decreased due to a decrease in impairment write-downs taken in 2013 as compared to 2012.

Continued noninterest expense management is a key area of focus for senior management. While we are pleased with the overall reduction in foreclosed asset expense as compared to last year, we anticipate further reductions as we continue to reduce the number of assets in that portfolio. We expect that these reductions should more than offset the increased operating expenses attributable to our new Bonsack branch during 2014.

2012 Compared to 2011
Non-interest expense for year ended December 31, 2012 totaled $21.5 million, an increase of $1.3 million or 7% as compared to 2011, due primarily to the first phase of the non-performing asset reduction strategy implemented during the fourth quarter of 2012.  The Company’s efficiency ratio for 2012 was 68.2%, as compared to 69.8% for 2011.  Specific items to note are as follows:

•
Compensation expense increased by $1.7 million or 18.0% as a result of equity and merit increases for all employees which went into effect January 1, 2012, increased commissions in our Mortgage and Valley Wealth Management areas and increased incentive and profit sharing and bonuses based upon the Company’s record performance;

•	Net foreclosed asset expense increased by $1.0 million or 65% due to the implementation of the non-performing asset reduction strategic initiative to position certain OREO assets for quick sale;

•	Data processing expense increased $222,000 or 21% due to increased online banking usage and the addition of new fraud prevention software for monitoring customer transactions;

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

Income Taxes
For the year ended December 31, 2013, the Company recorded $2.9 million of expense resulting in an effective tax rate of 29.7% compared to an income tax expense of $2.5 million or 28.1% in 2012.   The tax preference items such as tax exempt interest income and income from BOLI are relatively comparable for 2013 and 2012.  These preference items have the effect of reducing income tax expense during a year in which income is recognized, which reduces income tax expense in relation to pretax earnings, thus reducing the effective rate.

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

We take the balance of our portfolio and add back to it any loans that were included in the potentially impaired loan category but that were found not to be impaired.  We then segregate the remaining portfolio into specific categories based on type of loan and review the groups of loans to estimate loss under generally accepted accounting standards based on contingencies.  We apply a specific loss factor to each category based upon our historical loss experience for each category of loans for the most recent eight quarters, including the current quarter.  The loss factor is multiplied by the outstanding balance in the loan category to estimate potential loss for our allowance for loan losses.  We then evaluate certain environmental and qualitative factors that are relevant to our portfolio and make a risk assessment of low, medium, or high for each factor.  An additional loss factor is assigned to the portfolio according to the risk assessment.  This evaluation is inherently subjective, because it requires estimates that may be significantly revised as more information becomes available.

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

The allowance for loan losses was $7.2 million and $8.1 million as of December 31, 2013 and 2012, respectively.  The ratio of the allowance for loan losses to total loans outstanding was approximately 1.26% at December 31, 2013, which compares to approximately 1.49% of total loans at December 31, 2012 (see Note 4 to the Consolidated Financial Statements).  These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions.  A total of $1.4 million in specific reserves was included in the balance of the allowance for loan losses as of December 31, 2013 and December 31, 2012 for impaired loans.  We believe the allowance for loan losses is adequate to provide for expected losses in the loan portfolio, but there are no assurances that it will be.

The following table represents the Company’s activity in its allowance for loan losses:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

In thousands	2013	2012	2011	2010	2009
Balance at January 1	$8,060	$9,650	$11,003	$14,630	$7,592
Recoveries:
Commercial	5	6	2	24	42
Commercial real estate	0	0	7	48	0
Construction real estate	75	2	0	3	0
Residential real estate	47	0	50	97	1
Consumer	4	19	11	11	3
Total Recoveries	131	27	70	183	46
Charged off loans:
Commercial	261	160	58	922	2,612
Commercial real estate	0	0	61	353	790
Construction real estate	39	695	1,250	2,525	3,337
Residential real estate	159	1,154	222	1,089	1,363
Consumer	67	6	56	48	85
Total Loans Charged-Off	526	2,015	1,647	4,937	8,187
Net charge-offs	395	1,988	1,577	4,754	8,141
Provision for Loan Losses	(465)	398	224	1,127	15,179
Balance at December 31	$7,200	$8,060	$9,650	$11,003	$14,630

Ratio of allowance for loan losses to total loans outstanding at end of year	1.26%	1.49%	1.90%	2.02%	2.56%
Ratio of net charge-offs to average loans outstanding during the period	0.07%	0.38%	0.31%	0.86%	1.41%

The balance in the allowance and the allowance as a percentage of loans decreased during 2013 when compared to 2012 due to the following:

•
The Company experienced a $20.7 million reduction in its level of Watch-List loans from 2012 to 2013, including a $9.9 million reduction in its level of impaired loans and as a result decreased its risk assessment from high to medium for the credit quality trends risk factor as a result of the continued improving trends in asset quality.

•
The Company decreased its risk assessment from high to medium for the local economic trends risk factor as a result of the stabilization of the unemployment rate and the improved housing market in the Roanoke MSA.

•	The Company decreased its risk assessment from high to low on our large relationship risk factor due to an improved risk profile on these relationships.

The balance in the allowance and the allowance as a percentage of loans decreased during 2012 when compared to 2011 due to the following:

•	The Company experienced a $15.1 million reduction in its level of Watch-List loans from 2011 to 2012 and a $9.2 million reduction in its level of impaired loans.

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

The following table summarizes the allocation for loan losses for the past five years ended December 31.  The percentage in the table below refers to the percent of loans outstanding in each category to total loans at the years ended.

In thousands	2013		2012		2011		2010		2009
	$	%	$	%	$	%	$	%	$	%

Commercial	1,112	15.4	1,377	17.1	1,666	17.3	1,882	17.1	2,209	15.1
Commercial real estate	3,513	48.8	3,894	48.3	4,892	50.7	5,303	48.2	6,555	44.8
Construction real estate	560	7.8	620	7.7	685	7.1	1,166	10.6	2,238	15.3
Residential real estate	1,960	27.2	2,107	26.1	2,325	24.1	2,553	23.2	3,511	24.0
Consumer	55	0.8	62	0.8	82	0.8	99	0.9	117	0.8

Total Allowance	7,200	100.0	8,060	100.0	9,650	100.0	11,003	100.0	14,630	100.0

Non-Performing Assets ("NPAs")

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

The Company's ratio of NPAs to total assets decreased 101 basis points to 3.19% as compared to 4.20% reported at December 31, 2012. In comparison to the prior year, nonaccrual loans decreased $3.5 million; troubled-debt restructurings decreased $279,000 and foreclosed assets decreased $1.7 million. There were no loans past due 90 days or more and still accruing interest at December 31, 2013, compared to $401,000 at December 31, 2012.

Improving asset quality has been a primary focus of senior management and we continue to make significant improvement in our nonperforming and classified loan categories which allows us to reduce our overall allowance for loan and lease losses. Nonaccrual loans are at their lowest levels in five years. Net charged-off loans for 2013 totaled $395,000, a significant decrease from the $2.0 million and $1.6 million charged off in 2012 and 2011, respectively. While the Company's nonperforming asset portfolio remains higher than desired as a result of our foreclosed asset portfolio, we are encouraged with the letter of intent received prior to year-end on our largest piece of commercial real estate property. The sale of this property is anticipated to be consummated in April 2014 and will have a significant impact on our level of total nonperforming assets.

For the year ended December 31, 2012, our non-performing assets to total assets ratio increased from 3.62% at December 31, 2011 to 4.20%.  Net charge-offs for the year ended December 31, 2012 amounted to $2.0 million in comparison to $1.6 million for the year ended December 31, 2011.

Non-performing assets for the five years ended December 31, 2013 are detailed as follows:

In thousands	2013	2012	2011	2010	2009
Nonaccrual loans	$3,665	$7,185	$8,638	$12,242	$28,568
Loans past due 90 days or more and still accruing interest	0	401	4	2,244	24
Troubled debt restructurings (accruing)	2,922	3,201	2,305	0	0
Total nonperforming loans	6,587	10,787	10,947	14,486	28,592

Foreclosed, repossessed and idled properties	19,705	21,364	17,040	16,081	2,513
Total non-performing assets	$26,292	$32,151	$27,987	$30,567	$31,105

If the non-accrual loans disclosed above had performed in accordance with their original terms, additional interest income in the amount of $222,000 and $329,000 would have been recorded for the years ended December 31, 2013 and December 31, 2012, respectively.   See Note 4 to the Consolidated Financial Statements for a discussion of the Company’s impaired loans, which are those loans identified by the Company in which it is determined to be probable that the borrower will not make interest and principal payments according to the contract terms of the loan.

Financial Condition

Total assets at December 31, 2013 were $825.3 million, up $60.8 million or 8% from $764.6 million at December 31, 2012.  The principal components of the Company’s assets at the end of the period were $159.9 million in securities available-for-sale, $22.0 million in securities held-to-maturity and $570.4 million in gross loans.  Total assets at December 31, 2012 were $764.6 million, down $8.9 million or 1% from $773.5 million at December 31, 2011.  The principal components of the Company’s assets at the end of the period were $124.2 million in securities available-for-sale, $26.3 million in securities held-to-maturity and $542.0 million in gross loans.

Total liabilities at December 31, 2013 were $776.4 million, up from $700.4 million at December 31, 2012, an increase of $76.1 million or 11%.  Deposits increased $55.9 million or 9% to $677.0 million from the $621.1 million level at December 31, 2012. Total liabilities at December 31, 2012 were $700.4 million, down from $713.4 million at December 31, 2011, a decrease of $13.0 million or 2%.  Deposits decreased $9.6 million or 2% to $621.1 million from the $630.7 million level at December 31, 2011.

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

2013 Compared to 2012
Investment securities (available for sale and held to maturity) at December 31, 2013 were $181.9 million, an increase of $31.4 million or 20.9% from their level of $150.5 million at December 31, 2012.  The increase is attributable to purchases of $91.5 million, partially offset by $53.4 million in proceeds from maturities, calls and principal pay-downs, $1.5 million in net premium amortization and $5.2 million increase in net unrealized losses in our available-for-sale ("AFS") securities.  See Note 3 to the Consolidated Financial Statements.

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

AVAILABLE FOR SALE INVESTMENT PORTFOLIO

	December 31, 2013		December 31, 2012		December 31, 2011
In thousands	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values
U.S. Government and federal agency	$10,844	$10,307	$5,016	$5,131	$2,770	$2,772
Government-sponsored enterprises	33,580	31,311	34,138	34,080	38,748	38,842
Mortgage-backed securities	74,375	72,389	51,856	52,507	98,836	99,490
Collateralized mortgage obligations	9,261	9,194	10,537	10,659	15,280	15,390
States and political subdivisions	38,896	36,660	21,956	21,843	3,990	3,971

Total securities available for sale	$166,956	$159,861	$123,503	$124,220	$159,624	$160,465

HELD TO MATURITY INVESTMENT PORTFOLIO

	December 31, 2013		December 31, 2012		December 31, 2011
In thousands	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values
U.S. Government and federal agency	$7,470	$7,555	$8,258	$8,638	$8,981	$9,141
Mortgage-backed securities	147	156	231	247	346	371
Collateralized mortgage obligations	93	98	1,644	1,740	2,555	2,681
States and political subdivisions	14,282	14,662	16,119	17,166	16,888	17,530

Total securities held to maturity	$21,992	$22,471	$26,252	$27,791	$28,770	$29,723

The following table presents the maturity ranges of securities available-for-sale and held-to maturity as of December 31, 2013 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION

	Available for Sale			Held to Maturity
In thousands	Amortized Costs	Fair Value	Yield	Amortized Costs	Fair Value	Yield
U.S. Government and federal agency:
After five but within ten years	$6,497	$6,228	2.40%	$3,973	$4,105	3.45%
After ten years	4,347	4,079	2.33%	3,497	3,450	3.22%
Government-sponsored enterprises:
After one but within five years	5,000	4,834	1.23%	0	0	0.00%
After five but within ten years	18,608	17,684	1.72%	0	0	0.00%
After ten years	9,972	8,793	2.81%	0	0	0.00%
Obligations of states and subdivisions:
Less than one year	0	0	0.00%	0	0	0.00%
After one but within five years	6,221	6,099	1.81%	499	522	3.35%
After five but within ten years	10,160	9,690	2.30%	2,881	2,977	3.99%
After ten years	22,515	20,871	3.09%	10,902	11,163	4.57%
Mortgage-backed securities	74,375	72,389	2.41%	147	156	4.53%
Collateralized mortgage obligations	9,261	9,194	2.23%	93	98	4.14%
Total	$166,956	$159,861		$21,992	$22,471

Total Securities by Maturity Period *
Less than one year	$0	$0		$0	$0
After one but within five years	11,221	10,933		499	522
After five but within ten years	35,265	33,602		6,854	7,082
After ten years	36,834	33,743		14,399	14,613
Mortgage-backed securities	74,375	72,389		147	156
Collateralized mortgage obligations	9,261	9,194		93	98
Total by Maturity Period	$166,956	$159,861		$21,992	$22,471

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

Loan Portfolio
Our total gross loans were $570.4 million at December 31, 2013, an increase of $28.4 million or 5.2% from the $542.0 million reported one year earlier.  Our ratio of total loans to total funding sources, excluding the Federal Reserve Discount Window, (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and trust preferred securities) stood at 75.2% at December 31, 2013 and 77.9% at December 31, 2012. Management seeks to maintain the ratio of loans to funding sources at or below 90%.  In addition to the funding sources noted above, at December 31, 2013 the Company has a secured line of credit with the Federal Reserve Discount Window for $49.5 million.

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

The following table summarizes the loan portfolio by category for the five years ended December 31.

	LOAN PORTFOLIO SUMMARY
In thousands	2013		2012		2011		2010		2009
	$	%	$	%	$	%	$	%	$	%
Commercial	88,119	15.4	92,512	17.1	87,711	17.2	92,809	17.1	86,436	15.1
Commercial real estate	278,215	48.8	261,724	48.2	257,578	50.7	261,969	48.0	255,527	44.8
Construction real estate	44,368	7.8	41,690	7.7	36,081	7.1	57,865	10.6	87,409	15.3
Residential real estate	155,280	27.2	141,598	26.1	122,450	24.1	126,657	23.3	136,651	23.9
Consumer *	4,336	0.8	4,154	0.8	4,314	0.8	4,707	0.9	4,643	0.8
Deferred loan costs, net	42	0.0	275	0.1	452	0.1	287	0.1	355	0.1
Total loans	570,360	100.0	541,953	100.0	508,586	100.0	544,294	100.0	571,021	100.0

*  Does not include those secured by real estate which are included in the Residential real estate categories

The following table presents maturity information (based upon interest rate repricing dates) on the loan portfolio based upon scheduled repayments at December 31, 2013.

In thousands	Due within One Year	Due One to Five Years	Due After Five Years	Total
Commercial	$64,698	$23,182	$239	$88,119
Commercial real estate	66,518	152,807	58,890	278,215
Real estate construction	24,185	18,037	2,146	44,368
Residential real estate	60,171	53,808	41,301	155,280
Loans to individuals	1,875	2,329	132	4,336
Deferred loan costs, net	42	0	0	42
Total loans	$217,489	$250,163	$102,708	$570,360

The following table presents maturity information based upon contractual terms and scheduled repayments at December 31, 2013.

In thousands	Due One to Five Years	Due After Five Years	Total
Fixed	$189,890	$78,579	$268,469
Variable	60,273	24,129	84,402
Total loans	$250,163	$102,708	$352,871

Higher Risk Loans
Certain types of loans, such as option ARM products, interest-only loans, subprime loans, and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  We do not offer option ARM, interest-only, or subprime mortgage loans.

Junior-lien mortgages can also be considered higher risk loans and our junior lien portfolio currently consists of balances totaling $23.1 million (4.1% of total portfolio) at December 31, 2013.  Loans included in this category that were initially made with high loan-to-value ratios of 100% or greater have current balances totaling $1.7 million at December 31, 2013.  Over the past six years, we have experienced charge-offs totaling $972,000 in junior lien mortgages.

Bank Owned Life Insurance
We have purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s Supplemental Executive Retirement Plan (“SERP”) and other employee benefit costs including health insurance, dental insurance, life insurance, and 401(k) employer match.  Bank owned life insurance was $18.9 million at December 31, 2013, an increase of $666,000 over the $18.2 million reported as of December 31, 2012.  The increase is due to the increase in the cash surrender value of the life insurance contracts recorded as income.

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

The following table summarizes our total deposits for the three years ended December 31, 2013:

In thousands		2013		2012		2011
		$	%	$	%	$	%
Time deposits		158,840	23.5	125,580	20.2	174,335	27.6
Interest bearing & money market		335,707	49.6	314,254	50.6	307,515	48.8
Savings		161,251	23.8	156,978	25.3	130,955	20.8
Total interest bearing deposits		655,798	96.9	596,812	96.1	612,805	97.2
Noninterest demand & official checks	(1)	21,237	3.1	24,289	3.9	17,903	2.8
Total deposits		677,035	100.0	621,101	100.0	630,708	100.0

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

In thousands		2013		2012		2011
		$	%	$	%	$	%
Time deposits		158,840	23.5	125,580	20.2	174,335	27.6
Interest bearing & money market		384,543	56.7	362,962	58.4	352,020	55.8
Savings		38,964	5.8	38,213	6.2	32,746	5.2
Total interest bearing deposits		582,347	86.0	526,755	84.8	559,101	88.6
Noninterest demand & official checks	(1)	94,688	14.0	94,346	15.2	71,607	11.4
Total deposits		677,035	100.0	621,101	100.0	630,708	100.0

The following table summarizes average deposits for the three years ended December 31:

In thousands	2013		2012		2011
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Interest bearing deposits:
NOW accounts	$56,672	0.2%	$55,383	0.5%	$53,738	0.8%
Money market accounts	310,474	0.3%	298,952	0.6%	288,193	1.1%
Savings	38,912	0.3%	36,279	0.5%	35,705	0.8%
Time deposits > = $100,000	70,545	0.9%	87,323	1.2%	85,945	1.5%
Other time deposits	80,366	0.9%	78,656	1.2%	104,530	1.3%
Total Interest bearing deposits	556,969	0.5%	556,593	0.8%	568,111	1.1%
Demand deposits	90,837	0.0%	78,796	0.0%	65,938	0.0%
Total average deposits	647,806	0.4%	635,389	0.7%	$634,049	1.0%

The following table presents the maturity schedule of certificates of deposit of $100,000 or more as of December 31.

In thousands	2013
Three months or less	$18,916
Over three through six months	12,170
Over six through 12 months	15,902
Over 12 months	20,229
Total	$67,217

Short-Term Borrowings
Total short-term borrowings (federal funds purchased and securities sold under agreements to repurchase) increased by $2.7 million from their level of $19.7 million at December 31, 2012 to a total of $22.4 million as of December 31, 2013. Those balances were exclusively from our commercial sweep program as federal funds purchased totaled $0 as of December 31, 2013 and 2012, respectively.

Total short-term borrowings (federal funds purchased and securities sold under agreements to repurchase) increased by $1.0 million from their level of $18.7 million at December 31, 2011 to a total of 19.7 million as of December 31, 2012.  The total balance of short-term borrowings came from our commercial sweep program as federal funds purchased totaled $0 as of December 31, 2012 and 2011, respectively.

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

The Company had outstanding short-term debt with the FHLB in the amount of $15.0 million at December 31, 2013, an increase of $5.0 million from the $10.0 million reported as of December 31, 2012.  The $15.0 million advance is a fixed rate credit with an interest rate of 0.17% that matures on January 27, 2014.  We utilize short-term advances such as this on a monthly basis to offset seasonal deposit fluctuations from our municipal customers as needed. See the liquidity section for further information on the preceding borrowing.

The Company had outstanding long-term debt with the FHLB in the amount of $28.0 million as of December 31, 2013 and 2012, respectively. See Footnote 10 of the Company’s Consolidated Financial Statements for more information on the long-term FHLB advances.

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

In thousands	2013	2012
Commitments to extend credit	$146,642	$134,202
Standby letters of credit	11,626	12,247
Total	$158,268	$146,449

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

Total shareholders’ equity at December 31, 2013 was $48.9 million, a decrease of $15.3 million or 24% over the $64.2 million at December 31, 2012.  The decrease was due to the full redemption of the $14.4 million of preferred stock from the US Treasury, the $1.5 million purchase of the outstanding warrant held by the US Treasury, $670,000 in dividends paid during the year to our common shareholders, the $563,000 in preferred dividend payments and the negative $5.2 million swing in the unrealized gain/loss position on our AFS portfolio that ran through other comprehensive income as a result of the rapid increase in long-term interest rates that occurred after the Federal Reserve signaled and began tapering of its asset purchases. These reductions in equity were offset by the $6.8 million in net income earned.

We successfully redeemed and repurchased in less than five years the aggregate investment by the U.S. Treasury, including the warrant, without creating a dilutive impact to our shareholders. Total shareholders’ equity at December 31, 2012 was $64.2 million, an increase of $4.1 million or 6.9% over the $60.1 million at December 31, 2011.  The increase was primarily attributable to net income of $6.5 million, partially offset by the $1.6 million in preferred stock redemptions and the $1.0 million in preferred and common dividends declared.  See table below for details of the change in shareholders’ equity:

Shareholders’ Equity (in thousands)
	12/31/13	12/31/12
Balance, beginning of year	$64,231	$60,113
Net income	6,835	6,489
Redemption of preferred stock	(14,419)	(1,600)
Issuance and amortization of restricted stock grants and stock options	232	212
Tax benefit recognized on restricted stock units’ vesting	52	43
Issuance of common stock	4	31
Dividends declared on common stock	(670)	(166)
Dividends declared on preferred stock	(563)	(801)
Purchase and retirement of treasury stock	(1,602)	0
Net gains (losses) on available-for-sale securities	(5,155)	(82)
Net holding gains amortization on securities transferred to held-to-maturity	(25)	(8)
Balance, end of year	$48,920	$64,231

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  As of December 31, 2013 and 2012, the Company and the subsidiary bank met all minimum capital adequacy requirements to which they were subject and were categorized as “well capitalized”.  These capital amounts and ratios are incorporated by reference to Note 19 of the consolidated financial statements herein.

During 2013, the Federal Reserve and other federal bank regulatory agencies finalized the BASEL III rules. The new rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. Below is a chart detailing the new requirements in comparison to the current rule:

Adequately Capitalized	Current	BASEL III
Tier 1 common / RWA	N/A	4.5%
Leverage Ratio	4.0%	4.0%
Tier 1 Capital Ratio	4.0%	6.0%
Total Capital Ratio	8.0%	8.0%

Well Capitalized	Current	BASEL III
Tier 1 common / RWA	N/A	6.5%
Leverage Ratio	5.0%	5.0%
Tier 1 Capital Ratio	6.0%	8.0%
Total Capital Ratio	10.0%	10.0%

BASEL III also imposes a capital conservation buffer of 2.5% above the minimum risk-based capital requirement to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. Community banks, like the Bank, will begin transitioning to the new rule on January 1, 2014. The new minimum capital requirements are effective January 1, 2014, whereas the capital conservation buffer and the deductions from common Tier 1 capital phase in over time. As of December 31, 2013, the Company and the Bank met all capital adequacy requirements under BASEL III that became effective January 1, 2014.

Liquidity
One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity.  Liquidity measures our ability to meet our maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for customers’ credit needs.  Liquidity represents a financial institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.  We sell excess funds overnight to provide an immediate source of liquidity and as of December 31, 2013 we had a total of $4.9 million in overnight funds at the Reserve Bank.   Liquid assets maintained in interest bearing accounts averaged $12.4 million in 2013 compared to an average of $17.3 million during 2012.  The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The secondary liquidity source for both short-term and long-term borrowings consists of a secured line of credit from the FHLB.  At December 31, 2013, the line of credit had $43.0 million outstanding under a total available line of $80.5 million.  Borrowings from the FHLB are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral.  Additionally, we have an established line of credit with the Reserve Bank’s Discount Window that had no outstanding balance under a total available line of $49.5 million at December 31, 2013.  Borrowings from the FRB Discount Window are secured by a collateral agreement on a pledged portion of the Bank’s commercial and real estate construction collateral.

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
Roanoke, Virginia

We have audited the accompanying consolidated balance sheets of Valley Financial Corporation and subsidiaries (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Valley Financial Corporation and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis. LLC

Richmond, Virginia
March 18, 2014

VALLEY FINANCIAL CORPORATION
Consolidated Balance Sheets
For the Years Ended December 31, 2013 and 2012
(In thousands, except share data)

Assets	December 31, 2013	December 31, 2012
Cash and due from banks	$11,404	$9,576
Interest bearing deposits	4,958	10,227
Total cash and cash equivalents	16,362	19,803

Securities available for sale	159,861	124,220
Securities held to maturity (fair value 12/31/13: $22,471; 12/31/12: $27,791)	21,992	26,252
Loans, net of allowance for loan losses, 12/31/13: $7,200; 12/31/12: $8,060	563,160	533,893
Foreclosed assets	19,705	21,364
Premises and equipment, net	9,722	8,291
Bank owned life insurance	18,872	18,206
Accrued interest receivable	2,576	2,434
Other assets	13,096	10,121
Total assets	$825,346	$764,584

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$21,237	$24,289
Interest bearing deposits	655,798	596,812
Total deposits	677,035	621,101

Securities sold under agreements to repurchase	22,397	19,745
FHLB borrowings	43,000	38,000
Junior subordinated debentures	27,476	16,496
Accrued interest payable	424	337
Other liabilities	6,094	4,674
Total liabilities	776,426	700,353

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2013 and 14,419 shares issued and outstanding at December 31, 2012	0	14,256
Common stock, no par value; 10,000,000 shares authorized; 4,787,605 shares issued and outstanding at December 31, 2013 and 4,760,095 shares issued and outstanding at December 31, 2012	22,626	23,940
Retained earnings	30,897	25,458
Accumulated other comprehensive income (loss)	(4,603)	577
Total shareholders' equity	48,920	64,231
Total liabilities and shareholders' equity	$825,346	$764,584
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Income Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

	2013	2012
Interest income
Interest and fees on loans	$27,412	$27,325
Interest on securities - taxable	3,270	3,799
Interest on securities - nontaxable	641	531
Interest on deposits in banks	28	39
Total interest income	31,351	31,694
Interest expense
Interest on deposits	2,576	4,251
Interest on borrowings	1,720	1,802
Total interest expense	4,296	6,053
Net interest income	27,055	25,641
Provision for loan losses	(465)	398
Net interest income after provision for loan losses	27,520	25,243
Noninterest income
Service charges on deposit accounts	1,824	1,599
Mortgage fee income	669	688
Brokerage fee income, net	1,006	768
Bank owned life insurance income	666	641
Net realized gain on sale of securities	45	1,191
Other income	546	403
Total noninterest income	4,756	5,290
Noninterest expense
Compensation expense	12,088	10,840
Occupancy and equipment expense	1,860	1,630
Data processing expense	1,530	1,294
Insurance expense	841	1,077
Professional fees	886	908
Foreclosed asset expense, net	1,942	2,616
Other operating expense	3,411	3,143
Total noninterest expense	22,558	21,508
Income before income taxes	9,718	9,025
Income tax expense	2,883	2,536
Net income	$6,835	$6,489
Preferred dividends and accretion of discounts on warrants	634	986
Net income available to common shareholders	$6,201	$5,503
Earnings per share
Basic earnings per common share	$1.30	$1.16
Diluted earnings per common share	$1.26	$1.14
Weighted average common shares outstanding	4,786,030	4,740,229
Diluted average common shares outstanding	4,915,891	4,838,017
Dividends declared per common share	$0.14	$0.035
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2013 and 2012
(In thousands)

	2013	2012
Net Income	$6,835	$6,489
Other comprehensive loss ("OCI"):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(7,766)	1,067
Tax related to unrealized gains (losses)	2,640	(363)
Reclassification adjustment for gains included in net income	(45)	(1,191)
Tax related to realized gains	15	405
Holding gains on securities transferred to HTM from AFS:
Holding gains amortized during period	(37)	(12)
Tax related to amortized holding gains	13	4
Total other comprehensive loss	(5,180)	(90)
Total comprehensive income	$1,655	$6,399
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2013 and 2012
(In thousands)

	2013	2012
Preferred Stock
Balance, beginning of year	$14,256	$15,661
Preferred stock discount accretion	163	195
Redemptions	(14,419)	(1,600)
Balance, end of year	0	14,256

Common stock, no par value
Balance, beginning of year	23,940	23,654
Issuance and amortization of restricted stock grants and options	232	212
Tax benefit recognized on restricted stock unit's vesting	52	43
Issuance of common stock	4	31
Purchase and retirement of treasury stock	(1,602)	0
Balance, end of year	22,626	23,940

Retained Earnings
Balance, beginning of year	25,458	20,131
Net income	6,835	6,489
Dividends declared on preferred stock	(563)	(801)
Dividends declared on common stock	(670)	(166)
Preferred stock discount accretion	(163)	(195)
Balance, end of year	30,897	25,458

Accumulated other comprehensive income (loss)
Balance, beginning of year	577	667
Other comprehensive loss	(5,180)	(90)
Balance, end of year	(4,603)	577
Total shareholders' equity	$48,920	$64,231
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012
(In thousands)

	2013	2012
Cash flows from operating activities
Net income	$6,835	$6,489
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	(465)	398
Depreciation and amortization of bank premises, equipment and software	809	717
Net amortization of bond premiums/discounts	1,542	2,430
Stock compensation expense	232	212
Net gains on sale of securities	(45)	(1,191)
Net losses and impairment writedowns on foreclosed assets and premises	1,065	1,807
Increase in value of life insurance contracts	(666)	(641)
(Increase) decrease in other assets	(2,905)	1,163
Increase in other liabilities	1,507	470
Net cash and cash equivalents provided by operating activities	7,909	11,854
Cash flows from investing activities
Purchases of bank premises, equipment and software	(2,219)	(1,550)
Purchases of securities available-for-sale	(91,444)	(108,619)
Proceeds from sales, maturities, calls, and paydowns of securities available-for-sale	49,253	143,636
Proceeds from sales, maturities, calls, and paydowns of securities held-to-maturity	4,133	2,417
Proceeds from sale of foreclosed assets	4,284	531
Purchase of bank owned life insurance	0	(1,000)
Capitalized costs related to foreclosed assets	(794)	(1,337)
Increase in loans, net	(31,931)	(40,852)
Net cash and cash equivalents used in investing activities	(68,718)	(6,774)
Cash flows from financing activities
Increase (decrease) in non-interest bearing deposits	(3,052)	6,386
Increase (decrease) in interest bearing deposits	58,986	(15,993)
Proceeds from (repayments of) borrowings	5,000	(5,000)
Increase in securities sold under agreements to repurchase	2,652	1,099
Net proceeds from issuance of junior subordinated notes	11,000	0
Principal payments made on junior subordinated notes	(20)	0
Net proceeds from issuance of common stock	4	31
Redemptions of preferred stock	(14,419)	(1,600)
Excess tax benefits from share-based payment agreements	52	43
Purchase and retirement of treasury stock	(1,602)	0
Cash dividends paid	(1,233)	(967)
Net cash and cash equivalents provided by (used in) financing activities	57,368	(16,001)
Net decrease in cash and cash equivalents	(3,441)	(10,921)
Cash and cash equivalents at beginning of period	19,803	30,724
Cash and cash equivalents at end of period	$16,362	$19,803

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31
(In 000s)

	2013	2012
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,209	$6,249
Cash paid during the period for income taxes	$3,169	$2,986
Noncash financing and investing activities
Transfer of loans to foreclosed property	$2,896	$5,320
Transfer of foreclosed property to loans	$1,320	$283

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
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

The consolidated financial statements of the Company conform to generally accepted accounting principles and to general banking industry practices. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the consolidated financial statements herein have been included. The consolidated financial statements herein should be read in conjunction with the Company's 2013 Annual Report on Form 10-K.

Interim financial performance is not necessarily indicative of performance for the full year.

The Company reports its activities as a single business segment.

Valley Bank (“the Bank”) provides traditional commercial banking services concentrated primarily in the Roanoke Valley of Virginia.  However, the Bank does not currently offer trust services.  As a state chartered, Federal Reserve member bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve.  The Bank opened for business on May 15, 1995 at its main office in the City of Roanoke, opened its second office on September 11, 1995 in the County of Roanoke, its third office on January 15, 1997 in the City of Roanoke, its fourth office in the City of Salem on April 5, 1999, its fifth office in the City of Roanoke on May 7, 2001, its sixth office in County of Roanoke on May 20, 2002, its seventh office in the City of Roanoke on December 8, 2003, its eighth office in the City of Roanoke on May 9, 2005 and its ninth office in the County of Roanoke on November 1, 2013.  Additionally, the Bank opened its wealth management subsidiary, Valley Wealth Management Services, Inc., in the City of Roanoke on June 23, 2005 and its Mortgage Office at 3565 Electric Road, SW, Suite J in Roanoke County on October 28, 2012.

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

The determination of the allowance for loan losses and the valuation of real estate are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.  Management believes that, as of December 31, 2013 the allowance for loan losses and the valuation of real estate are adequate based on information currently available.  A worsening or protracted economic decline or substantial increase in interest rates would increase the likelihood of losses due to credit and market risks and could create the need for substantial increases in the allowance for loan losses.

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
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

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

The Company, through its banking subsidiary, is a member of the Federal Reserve Bank and the Federal Home Loan Bank and is required to hold stock in each institution.  These equity securities are restricted from trading and are recorded in other assets at a cost of $4.2 million at December 31, 2013 and 2012, respectively.  These are considered cost basis securities for which the associated cost approximates fair value.

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
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

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

Premises and Equipment
Land is carried at cost.  The determination as to whether to capitalize a purchase or record as a current expense is based on the nature of the item, the useful life and the cost, but generally any purchase less than $1 will be expensed in the current period. Bank premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives:

Years
Buildings and improvements	30
Computer equipment	4
Computer software	3
Furniture and fixtures	10
Other equipment	3-10
Leasehold improvements	3-15

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
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

Interest Rate Swap Agreements
For asset/liability management purposes, the Company may use interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts.  Interest rate swaps are contracts in which a series of cash flows from interest are exchanged over a prescribed period, based upon a notional amount.  The notional amount on which the interest payments are based is not exchanged.  These swap agreements are derivative instruments and generally convert a portion of the Company’s variable-rate loans to a fixed rate (cash flow hedge), and convert a portion of its fixed-rate loans to a variable rate (fair value hedge). Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  In addition, forwards and option contracts must reduce an exposure’s risk, and for hedges of anticipatory transactions, the significant terms and characteristics of the transaction must be identified and the transactions must be probable of occurring.  All derivative financial instruments held or issued by the Company are held or issued for purposes other than trading.  Cash flows resulting from derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.  At December 31, 2013 and 2012 the Company did not have any derivative agreements related to interest rate hedging in place.

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

Recent Accounting Pronouncements
In April 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company does not expect these amendments to have any effect on its financial statements.

In July 2013, the FASB issued guidance that permits the Fed Funds Effective Swap Rate (“Overnight Index Swap Rate” or “OIS”) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The guidance will be effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company does not expect these amendments to have a material effect on its financial statements.

In December 2013, the FASB amended the Master Glossary of the FASB Codification to define “Public Business Entity” to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. GAAP. The amendment does not affect existing requirements, however will be used by the FASB, the Private Company Council (“PCC”), and the Emerging Issues Task Force (“EITF”) in specifying the scope of future financial accounting and reporting guidance. The Company does not expect this amendment to have any effect on its financial statements.

In January 2014, the FASB amended the Investments—Equity Method and Joint Ventures topic of the Codification to address accounting for investments in qualified affordable housing projects. If certain conditions are met, the amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects by amortizing the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizing the net investment performance in the income statement as a component of income tax expense (benefit). If those conditions are

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

not met, the investment should be accounted for as an equity method investment or a cost method investment in accordance with existing accounting guidance. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014 and should be applied retrospectively for all periods presented. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2014, the FASB amended the Receivables—Troubled Debt Restructurings by Creditors subtopic of the Codification to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

Note 2.  Restrictions on Cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average reserve balances.  The daily cash reserve requirement for the week including December 31, 2013 was $448, which was met by cash on hand.  The daily cash reserve requirement for the week including December 31, 2012 was $313, which was met by cash on hand.

As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance.  The target balance as of December 31, 2013 and December 31, 2012 was $250.

Note 3.  Securities

The carrying values, unrealized gains, unrealized losses, and approximate fair values of available-for-sale and held-to-maturity investment securities at December 31, 2013 are shown in the tables below. As of December 31, 2013, investments (including both available-for-sale and held-to-maturity) and restricted equity securities with amortized costs and fair values of $118,079 and $113,902 respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale (“AFS”) as of December 31, 2013 and December 31, 2012 were as follows:

	Amortized	Unrealized	Unrealized
December 31, 2013	Cost	Gains	Losses	Fair Values
U.S. Government and federal agency	$10,844	$13	$(550)	$10,307
Government-sponsored enterprises *	33,580	0	(2,269)	31,311
Mortgage-backed securities	74,375	132	(2,118)	72,389
Collateralized mortgage obligations	9,261	40	(107)	9,194
States and political subdivisions	38,896	0	(2,236)	36,660
	$166,956	$185	$(7,280)	$159,861

December 31, 2012
U.S. Government and federal agency	$5,016	$115	$0	$5,131
Government-sponsored enterprises *	34,138	79	(137)	34,080
Mortgage-backed securities	51,856	696	(45)	52,507
Collateralized mortgage obligations	10,537	135	(13)	10,659
States and political subdivisions	21,956	53	(166)	21,843
	$123,503	$1,078	$(361)	$124,220
* Such as FNMA, FHLMC and FHLB.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity (“HTM”) as of December 31, 2013 and December 31, 2012 were as follows:

	Amortized	Unrealized	Unrealized
December 31, 2013	Cost	Gains	Losses	Fair Values
U.S. Government and federal agency	$7,470	$161	$(76)	$7,555
Mortgage-backed securities	147	9	0	156
Collateralized mortgage obligations	93	5	0	98
States and political subdivisions	14,282	407	(27)	14,662
	$21,992	$582	$(103)	$22,471

December 31, 2012
U.S. Government and federal agency	$8,258	$380	0	$8,638
Mortgage-backed securities	231	16	0	247
Collateralized mortgage obligations	1,644	96	0	1,740
States and political subdivisions	16,119	1,047	0	17,166
	$26,252	$1,539	0	$27,791

The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $5 and $5, respectively, as of December 31, 2013.  The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $1,607 and $1,520, respectively, as of December 31, 2012.

The following tables present the maturity ranges of securities available-for-sale and held-to-maturity as of December 31, 2013 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

Investment Portfolio Maturity Distribution
	Available-for-Sale			Held-to-Maturity
	Amortized	Fair		Amortized	Fair
In thousands	Costs	Value	Yield	Costs	Value	Yield
U.S. Government and federal agency:
After five but within ten years	$6,497	$6,228	2.40%	$3,973	$4,105	3.45%
After ten years	4,347	4,079	2.33%	3,497	3,450	3.22%
Government-sponsored enterprises:
After one but within five years	5,000	4,834	1.23%	0	0	0.00%
After five but within ten years	18,608	17,684	1.72%	0	0	0.00%
After ten years	9,972	8,793	2.81%	0	0	0.00%
Obligations of states and subdivisions:
Less than one year	0	0	0.00%	0	0	0.00%
After one but within five years	6,221	6,099	1.81%	499	522	3.35%
After five but within ten years	10,160	9,690	2.30%	2,881	2,977	3.99%
After ten years	22,515	20,871	3.09%	10,902	11,163	4.57%
Mortgage-backed securities	74,375	72,389	2.41%	147	156	4.53%
Collateralized mortgage obligations	9,261	9,194	2.23%	93	98	4.14%
Total	$166,956	$159,861		$21,992	$22,471

Total Securities by Maturity Period
Less than one year	0	0		0	0
After one but within five years	11,221	10,933		499	522
After five but within ten years	35,265	33,602		6,854	7,082
After ten years	36,834	33,743		14,399	14,613
Mortgage-backed securities*	74,375	72,389		147	156
Collateralized mortgage obligations*	9,261	9,194		93	98
Total by Maturity Period	$166,956	$159,861		$21,992	$22,471

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

The following tables detail unrealized losses and related fair values in the Company’s available-for-sale and held-to-maturity investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2013 and December 31, 2012, respectively.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

	Temporarily Impaired Securities in AFS Portfolio
In thousands	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
December 31, 2013	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government and federal agency	$9,287	$(550)	$0	$0	$9,287	$(550)
Government-sponsored enterprises	16,797	(1,236)	11,064	(1,033)	27,861	(2,269)
Mortgage-backed securities	62,336	(2,019)	1,777	(99)	64,113	(2,118)
Collateralized mortgage obligations	5,050	(107)	5	0	5,055	(107)
States and political subdivisions	30,950	(1,744)	4,838	(492)	35,788	(2,236)
	$124,420	$(5,656)	$17,684	$(1,624)	$142,104	$(7,280)

December 31, 2012
Government-sponsored enterprises	$16,930	$(137)	$0	$0	$16,930	$(137)
Mortgage-backed securities	7,630	(45)	0	0	7,630	(45)
Collateralized mortgage obligations	2,921	(13)	9	0	2,930	(13)
States and political subdivisions	13,205	(166)	0	0	13,205	(166)
	$40,686	$(361)	$9	$0	$40,695	$(361)

	Temporarily Impaired Securities in HTM Portfolio
In thousands	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
December 31, 2013	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government and federal agency	2,387	(76)	0	0	2,387	(76)
States and political subdivisions	1,842	(27)	0	0	1,842	(27)
	$4,229	$(103)	$0	$0	$4,229	$(103)

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

At December 31, 2013, there were thirteen securities in the portfolio with an unrealized loss for a period greater than 12 months totaling $1,624. As of December 31, 2013, management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.  Accordingly, as of December 31, 2013, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company's consolidated income statement.

Gross proceeds on the sale of securities were $26,019 in 2013, with $140 of gross gains realized and $95 of gross losses realized.  Gross proceeds on the sale of securities were $70,081 in 2012, with $1,318 of gross gains realized and $127 of gross losses realized.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

Note 4.  Loans and Allowance for Loan and Lease Losses

The major components of loans in the consolidated balance sheets at December 31, 2013 and December 31, 2012 are as follows:

In thousands	12/31/2013	12/31/2012
Commercial	$88,119	$92,512
Real estate:
Commercial real estate	278,215	261,724
Construction real estate	44,368	41,690
Residential real estate	155,280	141,598
Consumer	4,336	4,154
Deferred loan fees, net	42	275
Gross loans	570,360	541,953

Allowance for loan losses	(7,200)	(8,060)
Net loans	$563,160	$533,893

Substantially all one-four family residential and commercial real estate loans collateralize the line of credit available from the Federal Home Loan Bank and substantially all commercial and construction loans collateralize the line of credit with the Federal Reserve Bank of Richmond Discount Window.  The aggregate amount of deposit overdrafts that have been reclassified as loans and included in the consumer category in the above table as of December 31, 2013 and December 31, 2012 was $82 and $49, respectively.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate market or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus income producing loans. At December 31, 2013, approximately 42% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties and 49% was secured by income-producing properties.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
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
For the Years Ended December 31, 2013 and 2012
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

	2013	2012
Balances at beginning of year	$38,480	$20,150
Advances	4,286	44,263
Repayments	(18,595)	(25,933)
Balances at end of year	$24,171	$38,480

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following schedule is an aging of past due loans receivable by portfolio segment as of December 31, 2013 and December 31, 2012:

In thousands	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days, Accruing
December 31, 2013
Commercial	$186	$0	$384	$570	$87,549	$88,119	$0
Commercial real estate
Owner occupied	0	0	0	0	116,137	116,137	0
Income producing	0	20	0	20	137,319	137,339	0
Multifamily	0	0	0	0	24,739	24,739	0
Construction real estate
1 - 4 Family	5	0	0	5	17,434	17,439	0
Other	0	0	3,161	3,161	22,285	25,446	0
Farmland	0	0	0	0	1,483	1,483	0
Residential real estate
Equity Lines	449	0	54	503	26,731	27,234	0
1 - 4 Family	174	156	0	330	119,736	120,066	0
Junior Liens	44	0	0	44	7,936	7,980	0
Consumer
Credit Cards	13	0	0	13	1,316	1,329	0
Other	10	0	5	15	2,992	3,007	0
Deferred loan fees, net	0	0	0	0	42	42	0
Total	$881	$176	$3,604	$4,661	$565,699	$570,360	0

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

In thousands	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days, Accruing
December 31, 2012
Commercial	$0	$396	$1,009	$1,405	$91,107	$92,512	$0
Commercial real estate
Owner occupied	185	466	408	1,059	112,852	113,911	0
Income producing	389	3,339	0	3,728	126,202	129,930	0
Multifamily	0	0	0	0	17,883	17,883	0
Construction real estate
1 - 4 Family	0	0	72	72	21,481	21,553	0
Other	0	0	4,233	4,233	14,680	18,913	0
Farmland	0	0	0	0	1,224	1,224	0
Residential real estate
Equity Lines	48	669	462	1,179	27,104	28,283	400
1 - 4 Family	612	50	659	1,321	104,892	106,213	0
Junior Liens	25	0	0	25	7,077	7,102	0
Consumer
Credit Cards	22	8	1	31	1,225	1,256	0
Other	0	5	3	8	2,890	2,898	1
Deferred loan fees, net	0	0	0	0	275	275	0
Total	$1,281	$4,933	$6,847	$13,061	$528,892	$541,953	$401

As noted in the chart above, the Company made significant progress in reducing the level of past due loans from December 31, 2012 to December 31, 2013. During this period, total loans past due decreased $8,400 or 64% from $13,061 to $4,661.

Nonaccrual Loans.  Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. Loans will be placed on nonaccrual status automatically when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection.  In this case, the loan will continue to accrue interest despite its past due status.  When interest accrual is discontinued, all unpaid accrued interest is reversed and any subsequent payments received are applied to the outstanding principal balance. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The following is a schedule of loans receivable, by portfolio segment, on nonaccrual status as of December 31, 2013 and December 31, 2012:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

In thousands	December 31, 2013	December 31, 2012
Commercial	$383	$1,498
Commercial real estate
Owner occupied	0	408
Construction real estate
1 - 4 Family	0	73
Other	3,161	4,233
Residential real estate
Equity Lines	54	62
1 - 4 Family	62	863
Junior Liens	0	45
Consumer
Other	5	3
Total	$3,665	$7,185
Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $222 during the twelve months ended December 31, 2013 and $329 during the twelve months ended December 31, 2012.  There were four restructured loans totaling $2,922 at December 31, 2013 and there were six restructured loans totaling $3,201 at December 31, 2012.

Impaired Loans.  Impaired loans are identified by the Company as loans in which it is determined to be probable that the borrower will not make interest and principal payments according to the contract terms of the loan.  In determining impaired loans, our credit administration department reviews past-due loans, examiner classifications, Bank classifications, and a selection of other loans to provide evidence as to whether the loan is impaired.  All loans rated as substandard are evaluated for impairment by the Bank’s Allowances for Loan and Lease Losses (“ALLL”) Committee.  Once classified as impaired, the ALLL Committee individually evaluates the total loan relationship, including a detailed collateral analysis, to determine the reserve appropriate for each one.  Any potential loss exposure identified in the collateral analysis is set aside as a specific reserve (valuation allowance) in the allowance for loan and lease losses.  If the impaired loan is subsequently resolved and it is determined the reserve is no longer required, the specific reserve will be taken back into income during the period the determination is made.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans as of December 31, 2013 and December 31, 2012 are set forth in the following table:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2013
With no related allowance:
Commercial	$1,570	$1,706	$0	$1,433	$50
Commercial real estate
Owner occupied	5,182	5,182	0	5,249	340
Income producing	4,538	4,538	0	4,577	287
Construction real estate
1 - 4 Family	580	580	0	489	23
Other	4,294	6,279	0	4,457	206
Farmland	171	171	0	175	10
Residential real estate
Equity Lines	493	500	0	499	21
1 - 4 Family	473	530	0	543	26
Consumer
Other	13	18	0	21	2
Total loans with no allowance	$17,314	$19,504	0	$17,443	$965
With an allowance recorded:
Construction real estate
Other	2,566	8,139	1,337	2,566	0
Residential real estate
1 - 4 Family	26	26	20	26	1
Total loans with an allowance	$2,592	$8,165	$1,357	$2,592	$1
Total:
Commercial	1,570	1,706	0	1,433	50
Commercial real estate	9,720	9,720	0	9,826	627
Construction real estate	7,611	15,169	1,337	7,687	239
Residential real estate	992	1,056	20	1,068	48
Consumer	13	18	0	21	2
Totals	$19,906	$27,669	$1,357	$20,035	$966

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2012
With no related allowance:
Commercial	$2,527	$2,796	$0	$2,959	$94
Commercial real estate
Owner occupied	9,503	9,503	0	10,698	672
Income producing	4,627	4,627	0	3,000	179
Construction real estate
1 - 4 Family	798	1,047	0	1,363	46
Other	2,467	4,892	0	3,218	90
Farmland	179	179	0	182	13
Residential real estate
Equity Lines	551	555	0	569	24
1 - 4 Family	6,429	6,694	0	6,300	279
Consumer
Other	16	16	0	18	—
Total loans with no allowance	$27,097	$30,309	0	$28,307	$1,397
With an allowance recorded:
Commercial	94	106	10	120	0
Construction real estate
Other	2,566	8,139	1,338	2,566	0
Residential real estate
Junior Liens	45	48	11	49	0
Total loans with an allowance	$2,705	$8,293	$1,359	$2,735	0
Total:
Commercial	2,621	2,902	10	3,079	94
Commercial real estate	14,130	14,130	0	13,698	851
Construction real estate	6,010	14,257	1,338	7,329	149
Residential real estate	7,025	7,297	11	6,918	303
Consumer	16	16	0	18	0
Totals	$29,802	$38,602	$1,359	$31,042	$1,397

Cash basis interest income on impaired loans was $1,011 for the twelve months ended December 31, 2013 and $1,375 for the year ended December 31, 2012.

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
For the Years Ended December 31, 2013 and 2012
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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

As of  December 31, 2013 and December 31, 2012, and based on the most recent analysis performed at those dates, the risk category of loans and leases is as follows:

Internal Risk Rating Grades
In thousands	1-4	5	6	7
December 31, 2013
Commercial	$22,054	$63,329	$765	$1,971
Commercial real estate
Owner occupied	36,025	70,048	2,694	7,370
Income producing	14,921	110,200	3,155	9,063
Multifamily	13,690	11,049	0	0
Construction real estate
1 - 4 Family	3,921	10,809	1,129	1,580
Other	874	14,943	441	9,188
Farmland	220	1,092	0	171
Totals	$91,705	$281,470	$8,184	$29,343
Total:
Commercial	22,054	63,329	765	1,971
Commercial real estate	64,636	191,297	5,849	16,433
Construction real estate	5,015	26,844	1,570	10,939
Totals	$91,705	$281,470	$8,184	$29,343

December 31, 2012
Commercial	$26,134	$61,980	$1,736	$2,662
Commercial real estate
Owner occupied	36,195	62,662	2,557	12,497
Income producing	14,253	99,055	6,329	10,293
Multifamily	10,103	7,780	0	0
Construction real estate
1 - 4 Family	3,176	14,902	1,864	1,611
Other	0	9,489	2,505	6,919
Farmland	233	326	487	178
Totals	$90,094	$256,194	$15,478	$34,160
Total:
Commercial	26,134	61,980	1,736	2,662
Commercial real estate	60,551	169,497	8,886	22,790
Construction real estate	3,409	24,717	4,856	8,708
Totals	$90,094	$256,194	$15,478	$34,160

There are no loans classified as 8 or 9 as of December 31, 2013 and December 31, 2012.

As can be seen from the table above, the Company continues to make progress in reducing its problem assets. Loans risk rated 6 and 7 in the above categories have decreased $12,111 or 24% from $49,638 at December 31, 2012 to $37,527 at December 31, 2013. Senior management remains focused on continued improvement of these "watch-list" loans.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
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

Risk Based on Payment Activity	Performing		Non-Performing
In thousands	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Residential real estate
Equity Lines	$27,180	$28,221	$54	$62
1 - 4 Family	120,004	105,350	62	863
Junior Liens	7,980	7,057	—	45
Consumer
Credit Cards	1,329	1,256	—	—
Other	3,002	2,895	5	3
Totals	$159,495	$144,779	$121	$973
Total:
Residential real estate	155,164	140,628	116	970
Consumer	4,331	4,151	5	3
Totals	$159,495	$144,779	$121	$973

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
For the Years Ended December 31, 2013 and 2012
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

Historical Valuation
Historical valuation allowances are calculated based on the historical loss experience of specific types of loans at the time they were charged-off. The Company uses a rolling 8-quarter analysis to determine its historical loss ratio for the specific pool. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the average balance of loans in the pool for the respective quarter. The loss factors used at December 31, 2013 and December 31, 2012 are as follows:

	12/31/2013	12/31/2012
Commercial	0.21%	0.03%
Commercial real estate - Owner occupied	0.00%	0.00%
Commercial real estate - Income producing	0.00%	0.00%
Commercial real estate - Multifamily	0.00%	0.18%
Construction real estate - 1-4 Family	0.42%	0.01%
Construction real estate - Other	2.23%	3.86%
Construction real estate - Farmland	0.00%	0.00%
Residential real estate - Equity lines	0.26%	0.07%
Residential real estate - 1-4 Family	0.36%	0.33%
Residential real estate - Junior Liens	0.00%	0.00%
Consumer & credit cards	0.59%	0.70%
Loans held for sale	0.00%	0.00%

The Company applies the historical loss ratios to balances of all loans within each category to establish the reserve needed for this section of the allowance calculation.  All impaired loans are excluded from this calculation as they are individually evaluated in the specific valuation section as described above.

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

	12/31/13	12/31/12
Levels and trends in credit quality	0.15%	0.25%
Trends in volume of loans	1.00%	1.00%
Experience, ability, and depth of lending management and staff	0.00%	0.00%
Local economic trends and conditions	0.25%	0.30%
Credit concentration risk	0.05%	0.05%
Current industry conditions/general economic conditions	0.10%	0.10%
Commercial Real Estate Devaluation	0.25%	0.25%
Residential Real Estate Devaluation	0.15%	0.25%
Credit concentration risk - large relationships > $8 Million	0.30%	0.90%

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

As a result of the Company's analysis, at December 31, 2013 the Company's total reserves amount to $7.2 million, of which $1.4 million are specific reserves on impaired loans and $5.8 million are general reserves to cover inherent risks in the loan portfolio based on the current economic environment. The ratio of allowance for loan and lease losses as a percentage of total loans decreased from 1.49% at December 31, 2012 to 1.26% at December 31, 2013. The reduction year over year is supported by the following factors:

•
The Company experienced a $20.7 million reduction in its level of watch-list loans from 2012 to 2013, including a $9.9 million reduction in its level of impaired loans and as a result, decreased its risk assessment from high to medium for the credit quality trends risk factor as a result of these continued improving trends.

•
The Company decreased its risk assessment from high to medium for the local economic trends risk factor as a result of the stabilization of the unemployment rate and the improved housing market in the Roanoke MSA.

•	The Company decreased its risk assessment from high to low on its large relationship risk factor due to an improved risk profile on these relationships.

Changes in the allowance for loan losses for the twelve months ended December 31, 2013 by segment are as follows:

In thousands	Beginning				Ending
December 31, 2013	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$449	$(261)	$5	$351	$544
Commercial real estate	3,183	—	—	(596)	2,587
Construction real estate	2,805	(39)	75	53	2,894
Residential real estate	1,593	(159)	47	(400)	1,081
Consumer	30	(67)	4	83	50
Unallocated	—	—	—	44	44
Total	$8,060	$(526)	$131	$(465)	$7,200

The reduction in the allowance for commercial real estate category is supported by the reduction in past due loans from $4,787 at December 31, 2012 to $20 at December 31, 2013 and the reduction in loans risk rated 6 or 7 from $31,676 at December 31, 2012 to $22,282 at December 31, 2013. Additionally the Company's impaired loans in this category decreased from $14,130 at December 31, 2012 to $9,720 at December 31, 2013. Likewise, the Company experienced reductions of $1,648 in past due residential real estate loans and $6,033 reduction in impaired residential real estate loans supporting the overall reduction in the reserve for this segment.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

As of December 31, 2013 and December 31, 2012, loans individually and collectively evaluated for impairment, by loan portfolio segment, and the corresponding allowance are as follows:

	Individually Evaluated for Impairment
	12/31/2013		12/31/2012
In thousands	Allowance	Total Loans	Allowance	Total Loans
Commercial	$—	$1,570	$10	$2,621
Commercial real estate	—	9,720	—	14,130
Construction real estate	1,337	7,611	1,338	6,010
Residential real estate	20	992	11	7,025
Consumer	—	13	—	16
Total	$1,357	$19,906	$1,359	$29,802

	Collectively Evaluated for Impairment
	12/31/2013		12/31/2012
In thousands	Allowance	Total Loans	Allowance	Total Loans
Commercial	$544	$86,549	$439	$89,891
Commercial real estate	2,587	268,495	3,183	247,594
Construction real estate	1,557	36,757	1,467	35,680
Residential real estate	1,061	154,288	1,582	134,573
Consumer	50	4,323	30	4,138
Unallocated	44	42	—	275
Total	$5,843	$550,454	$6,701	$512,151

Troubled Debt Restructurings ("TDRs”)

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances.  Loan modifications that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification.  The loans included in all loan classes as TDRs at December 31, 2013 had either an interest rate modification or a deferral of principal payments, which we consider to be a concession.  All loans designated as TDRs were modified due to financial difficulties experienced by the borrower.

There were no TDRs identified during the the three months ended December 31, 2013 and 2012. The table below provides information about TDRs identified during the the twelve months ended December 31, 2013 and 2012.

	For the twelve months ended
	December 31, 2013			December 31, 2012
In thousands	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction real estate	—	$—	$—	1	$4,496	$2,369
Total	—	$—	$—	1	$4,496	$2,369

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

TDR Defaults are those TDRs that were greater than 90 days past due, and aligns with our internal definition of default for those loans not identified as TDRs.  The Company did not experience any TDR defaults during the three month periods ended December 31, 2013 or 2012.

Note 5.  Foreclosed Assets

The following table summarizes the activity in foreclosed assets for the years ended December 31, 2013 and 2012:

	12/31/2013	12/31/2012
Balance, beginning of period	$21,364	$17,040
Additions	2,896	5,320
Capitalized items	794	1,337
Sales	(4,284)	(531)
Impairment writedowns	(1,125)	(1,717)
Gain (loss)	60	(85)
Balance, end of period	$19,705	$21,364

Note 6.  Earnings Per Share

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options.  The following tables summarize earnings per share and the shares utilized in the computations for the twelve months ended December 31, 2013 and 2012, respectively:

	Net Income Available to Common Shareholders (000s)	Weighted Average Common Shares	Per Share Amount
Year to date December 31, 2013
Basic earnings per common share	$6,201	4,786,030	$1.30
Effect of dilutive stock options		42,649
Effect of dilutive stock warrants		87,212
Diluted earnings per common share	$6,201	4,915,891	$1.26

Year to date December 31, 2012
Basic earnings per common share	$5,503	4,740,229	$1.16
Effect of dilutive stock options		41,639
Effect of dilutive stock warrants		56,149
Diluted earnings per common share	$5,503	4,838,017	$1.14

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

Note 7.  Premises and Equipment

Components of premises and equipment and total accumulated depreciation and amortization as of December 31, 2013 and 2012 are as follows:

	2013	2012
Land and improvements	$2,704	$2,704
Buildings	5,609	4,184
Furniture, fixtures, and equipment	5,925	5,545
Leasehold improvements	2,402	2,311
Construction in progress	363	167
	17,003	14,911
Less accumulated depreciation	(7,281)	(6,620)
Premises and Equipment, net	$9,722	$8,291

Depreciation expense for the years ended December 31, 2013 and 2012 amounted to $737 and $656, respectively.

The Company currently leases under non-cancelable operating leases its main office location, one additional branch location in the City of Roanoke, the land for its South Roanoke office and the office suite for its mortgage office.  Rental expenses under operating leases were approximately $659 and $569 for 2013 and 2012 respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2013 are as follows:

Year	Amount
2014	$562
2015	182
2016	184
2017	169
2018	119
Thereafter	1,777
Total	$2,993

Note 8.  Federal Home Loan Bank Stock

Restricted stock, which represents a required investment in the common stock of a correspondent bank, is carried at cost, and as of December 31, 2013 and December 31, 2012, included the common stock of the FHLB, which is included in other assets.   Restricted stock totaled $4.2 million at December 31, 2013 and December 31, 2012, respectively.

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

Based on evaluation of criteria under ASC Topic 320, management believes that no impairment charge in respect of the restricted stock is necessary as of December 31, 2013.

Note 9.  Time Deposits

At December 31, 2013 the approximate scheduled maturities of time deposits are as follows:

Three months or less	$45,120
Four to twelve months	65,125
One to three years	26,606
Over three years	21,989
Total	$158,840

The aggregate amount of time deposits in denominations of $100 or more at December 31, 2013 and 2012 was $74,800 and $62,020 respectively.

Note 10. Financial Derivatives

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings. The Company has entered into interest rate swap contracts to meet loan customer needs, while managing interest rate risk to the Company. Upon entering into these swaps, the Company also enters into offsetting positions with a counterparty to minimize interest rate risk to the Company. These individual swap contracts qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with borrowers and counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is an asset the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of the swap contract is a liability, the Company owes the customer or counterparty and therefore, has assumed no credit no risk beyond the original extension of credit.

A summary of the Company's interest rate swaps is as follows:

	December 31, 2013		December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Pay fixed - receive floating interest rate swap	$15,286	$174	$4,022	$(74)
Pay floating - receive fixed interest rate swap	(15,286)	(174)	(4,022)	74
Total derivatives not designated	$0	$0	$0	$0

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

Note 11.  Borrowed Funds

Short-term debt
Short-term debt includes Federal Home Loan Bank of Atlanta advances that mature in 12 months or less, securities sold under agreements to repurchase, federal funds purchased and borrowings for the discount window generally maturing within one to seven days from the transaction date.  Short-term FHLB advances totaled $15,000 and $10,000 at December 31, 2013 and 2012, respectively.  The $15,000 balance as of December 31, 2013 is comprised of one fixed rate advance that matures on January 27, 2014 and carries an annual interest rate of 0.17%.  At December 31, 2013, the Company had $22,000 available under short-term unsecured lines of credit and $86,953 available under short-term secured lines of credit.  Total investment securities and loans pledged at December 31, 2013 were $118,079 and $176,841, respectively.  Additional information is summarized below:

	2013	2012
Outstanding balance at December 31	$37,397	$29,745
Weighted average rate at December 31	0.29%	0.27%
Daily average outstanding during the period	$32,019	$32,467
Average rate for the period	0.26%	0.51%
Maximum outstanding at any month-end during the period	$41,514	$52,022

Securities with a fair market value of $29,212 and $32,927 were collateralized securities sold under agreements to repurchase at December 31, 2013 and 2012, respectively.

Long-term debt
The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $28,000 as of December 31, 2013 and 2012, respectively. On June 10, 2013, the Company restructured and extended two long-term FHLB advances totaling $18,000 and achieved a blended rate savings of 92 basis points.

Advance	Maturity	Conversion	Current	2013	2012
Date	Date	Date	Rate	Balance	Balance
July 22, 2008	July 23, 2018	n/a	3.530%	$10,000	$10,000
June 10, 2013	June 10, 2019	n/a	3.700%	5,000	—
June 10, 2013	June 10, 2019	n/a	3.970%	13,000	—
June 29, 2006	June 10, 2013	n/a	5.030%	—	13,000
November 9, 2006	June 10, 2013	Quarterly	4.280%	—	5,000
			TOTAL	$28,000	$28,000

Valley Financial (VA) Statutory Trust I, a statutory business trust (the “Trust”), was created by the Company on June 6, 2003, at which time the Trust issued $4,000 in aggregate liquidation amount of $1 par value preferred capital trust securities which mature June 26, 2033.  Distributions are payable on the securities at a floating rate equal to the 3-month London Interbank Offered Rate (“LIBOR”) plus 3.10%, capped at 11.75%, and the securities may be prepaid at par by the Trust at any time after June 26, 2008.  The principal assets of the Trust are $4,124 of the Company’s junior subordinated debentures which mature on June 26, 2033, and bear interest at a floating rate equal to the 3-month LIBOR plus 3.10%, capped at 11.75%, and which are callable by the Company after June 26, 2008.  All $124 in aggregation liquidation amount of the Trust’s common securities are held by the Company.

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
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

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

The preferred securities and common securities of all three trusts are included in the Company’s Tier 1 capital for regulatory capital adequacy purposes as they do not exceed 25% of the Company’s total Tier 1 capital excluding the securities.  The Company’s obligations with respect to the issuance of the preferred securities and common securities of both trusts constitute a full and unconditional guarantee by the Company of the trusts obligations with respect to the preferred securities and common securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on the trusts’ preferred trust securities and common securities.  As of December 31, 2013, there are no such deferred interest payments.  As a result of the Company’s adoption of USGAAP related to business consolidations, all three Trusts’ common securities have been presented as a component of other assets.

On October 15, 2013, the Company issued an $11,000,000 subordinated note (the “Note”). The Note has a maturity date of October 15, 2023 with principal and interest payments due monthly. The Note bears interest at a variable rate of 30-day LIBOR plus 5.00% per annum, with a floor of 5.50% and a cap of 9.50%. Based on the current 30-day LIBOR rate, the Note bears interest at the floor rate of 5.50%. The Note is not convertible into common stock or preferred stock. The Note is an unsecured, subordinated obligation of the Company and ranks junior in right of payment to the Company’s senior indebtedness and to the Company’s obligations to its general creditors. The proceeds of the Note were used to redeem the remaining outstanding preferred stock from the US Treasury and to repurchase the outstanding common stock warrant (the “Warrant”) issued in conjunction with the preferred stock investment the US Treasury made in the Company in 2008.

Note 12.  Fair Value of Financial Instruments

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
For the Years Ended December 31, 2013 and 2012
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

At December 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2.  The Company records the impaired loan as nonrecurring Level 3 in the following instances: (i) when the fair value of the collateral is based upon current appraised value less estimated selling or liquidation costs; (ii) when an appraised value is not available, or (iii) when management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price.

Foreclosed assets:  Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Subsequently, foreclosed assets are carried at net realizable value.  Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price, the Company records the foreclosed asset as nonrecurring Level 2.  The Company records the value of foreclosed assets as nonrecurring Level 3 in the following instances: (i) when the fair value of the collateral is based upon current appraised value less estimated selling or liquidation costs; (ii) when an appraised value is not available, or (iii) when management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price.

Derivatives: Derivatives are recorded at fair value on a recurring basis. Third party vendors compile prices from various sources and may determine the fair value of identical or similar instruments by using pricing models that consider observable market data (Level 2).

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012 are summarized below:

In thousands
December 31, 2013	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale:
U.S. Government and federal agency	$10,307	$—	$10,307	$—
Government-sponsored enterprises	31,311	—	31,311	—
Mortgage-backed securities	72,389	—	72,389	—
Collateralized mortgage obligations	9,194	—	9,194	—
State and political subdivisions	36,660	—	36,660	—
Held for sale loans	245	—	245	—
Interest rate swaps	189	—	189	—
Total assets at fair value	$160,295	$—	$160,295	$—

Interest rate swaps	$189	$—	$189	$—
Total liabilities at fair value	$189	$—	$189	$—

December 31, 2012
Investment securities available-for-sale:
U.S. Government and federal agency	$5,131	$—	$5,131	$—
Government-sponsored enterprises	34,080	—	34,080	—
Mortgage-backed securities	52,507	—	52,507	—
Collateralized mortgage obligations	10,659	—	10,659	—
State and political subdivisions	21,843	—	21,843	—
Held for sale loans	1,178	—	1,178	—
Interest rate swaps	$74	$—	$74	$—
Total assets at fair value	$125,472	$—	$125,472	$—

Interest rate swaps	$74	$—	$74	$—
Total liabilities at fair value	$74	$—	$74	$—

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of December 31, 2013 and December 31, 2012 are included in the tables below:

In thousands
December 31, 2013	Total	Level 1	Level 2	Level 3
Impaired Loans:
Commercial	$384	$—	$—	$384
Residential Real Estate	343	—	—	343
Construction Real Estate	2,074	—	—	2,074
Consumer	5	—	—	5
Total Impaired Loans	$2,806	$—	$—	$2,806
Foreclosed Assets	19,705	—	—	19,705
Total assets at fair value	$22,511	$—	$—	$22,511

Total liabilities at fair value	$—	$—	$—	$—

December 31, 2012
Impaired Loans:
Commercial	$582	$—	$—	$582
Residential Real Estate	1,098	—	—	1,098
Construction Real Estate	3,218	—	—	3,218
Total Impaired Loans	$4,898	$—	$—	$4,898
Foreclosed Assets	21,364	—	—	21,364
Total assets at fair value	$26,262	$—	$—	$26,262

Total liabilities at fair value	$—	$—	$—	$—

For level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$2,806	Discounted appraised value	Discount for selling costs and age of appraisals.	15% - 55%
Foreclosed Assets	$19,705	Discounted appraised value	Discount for selling costs and age of appraisals	15% - 55%

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
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

Off-Balance-Sheet Financial Instruments:  The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2013, the fair value of loan commitments and stand-by letters of credit was immaterial.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

December 31, 2013	Carrying	Approximate	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
In thousands	Amounts	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Securities held-to-maturity	$21,992	$22,471	$—	$22,471	$—
Loans, net	563,160	569,355	—	—	569,355

Financial liabilities
Time deposits/IRAs	158,840	160,297	—	160,297	—
FHLB borrowings	43,000	45,530	—	45,530	—
Junior subordinated debentures	27,476	26,907	—	26,907	—

December 31, 2012
In thousands
Financial assets
Securities held-to-maturity	$26,252	$27,791	$—	$27,791	$—
Loans, net	533,893	546,347	—	—	546,347

Financial liabilities
Time deposits/IRAs	125,580	127,127	—	127,127	—
FHLB borrowings	38,000	42,115	—	42,115	—
Junior subordinated debentures	16,496	15,864	—	15,864	—

Note 13.  Employee Benefit Plan

The Company has a defined contribution plan (the “Plan”) qualifying under IRS Code Section 401(k).  Eligible participants in the Plan can contribute up to the maximum percentage allowable not to exceed the dollar limit under IRS Code Section 401(k).  Employee contributions are matched by the Company based on 100 percent of the first three percent of an employee's contribution and 50 percent of employee contributions which exceed three percent but do not exceed six percent.  For the years ended December 31, 2013 and 2012, the Company contributed $295 and $241, to the Plan, respectively.

During 2002, the Company adopted a deferred compensation plan to provide future compensation to certain members of management.  Under plan provisions, payments projected to range from $8 to $313 are payable for 15 years certain, generally beginning at age 65.  The liability accrued for compensation deferred under the plan was $2,899 at December 31, 2013 and $2,333 at December 31, 2012.  Deferred compensation expense, an actuarially determined amount, was $614 during 2013 and $565 during 2012.  Assumed discount rate, rate of compensation increase, and expected after-tax long-term rate of return on plan assets were 7.25%, 5%, and 5%, respectively at December 31, 2013 and December 31, 2012.

The Company has purchased and is the beneficiary of life insurance policies that are indirectly related to funding of our employee benefit plans.  The cash value totaled approximately $18,872 and $18,206 at December 31, 2013 and 2012, respectively.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

Note 14.  Shareholders’ Equity

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

On October 16, 2013, the Company redeemed the remaining $9,619 of its original $16,019 of Preferred Stock held by the U.S. Treasury and on November 13, 2013, the Company completed the repurchase of the Warrant for a repurchase price of $1,548. The Treasury does not have any residual interest in the Company after the repurchase of the Warrant.

Note 15.  Stock Based Compensation

The Company has two share-based compensation plans, which are described in the Company’s December 31, 2013 Annual Report on Form 10-K. The compensation cost that has been charged against income for those plans was approximately $232 and $212 for the twelve months ended December 31, 2013 and 2012, respectively.  The Company has no nonqualified stock options outstanding at December 31, 2013. The total recognized tax benefit related to the compensation expense was $52 and $43 for the years ended December 31, 2013 and 2012.

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

Under the 2011 Plan, at December 31, 2013, there are incentive stock options for 38,200 shares granted to officers and key employees currently outstanding .  There are 159,383 shares available for grant as of December 31, 2013.

The Company has a 2005 Key Employee Equity Award Plan (the 2005 Plan) which has been succeeded by the 2011 Plan.    Under the 2005 Plan, there are incentive stock options for 173,250 shares currently outstanding granted to officers and key employees. There are no shares available for grant as of December 31, 2013.

The Company has a 1995 Incentive Stock Plan (the 1995 Plan) which was succeeded by the 2005 Plan.  Under the 1995 Plan, there are incentive stock options for 9,800 shares granted to officers and key employees currently outstanding and no shares available for grant as of December 31, 2013.

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
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

except that some awards have been granted in options and certain awards have been granted in restricted stock.  Therefore, the following disclosures have been disaggregated for the stock option and restricted stock awards of the Plans due to their dissimilar characteristics.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the volatilities of our trading history. The expected life is based on the Company’s actual history of exercise behavior. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the years ended December 31, 2013 and 2012.

	2013	2012
Expected dividend yield	2%	1%
Risk-free interest rate	1.95%	1.34%
Expected life of options (in years)	7.5 – 7.5 years	6.4 – 7.5 years
Expected volatility of stock price	47.5% - 48.0%	47.4% - 50.9%

Total stock-based compensation recognized as compensation expense on our consolidated statement of income is as follows:

	2013	2012
Option Grants	$39	$50
Restricted Stock Grants	193	162
Total Compensation Expense	$232	$212

As of December 31, 2013, there was $133 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees.  A maturity schedule of the unrecognized compensation cost (dollars in thousands) as of December 31, 2013 is as follows:

Year	Compensation Costs
2014	$36
2015	30
2016	29
2017	24
2018	14
Total	$133

As of December 31, 2013, the weighted average period for which unrecognized expense will be recognized is 2.6 years.  Total unrecognized compensation cost will be adjusted for future grants and future changes in estimated forfeitures.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

General Stock Option Information
A summary of option activity during the twelve months ended December 31, 2013 and 2012 is presented below:

December 31, 2013	Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Avg. Contractual Term
Balances at December 31, 2012	208,750	$8.80	$2.93	$370	4.83 years
Granted	27,500	10.20	4.15
Exercised	(600)	6.52	1.42	2
Forfeited	(1,700)	9.71	3.32	—
Expired	(12,700)	10.32	1.09
Balances at December 31, 2013	221,250	8.88	3.19	533	4.80 years
Exercisable at December 31, 2013	175,448	$9.09	$3.17	$418	3.80 years

December 31, 2012
Balances at December 31, 2011	221,290	$8.59	$2.74	$62	5.28 years
Granted	7,000	7.51	3.31
Exercised	(4,800)	6.36	1.09	12
Forfeited	(1,640)	10.07	3.97
Expired	(13,100)	5.33	0.51
Balances at December 31, 2012	208,750	8.80	2.93	370	4.83 years
Exercisable at December 31, 2012	169,128	$9.63	$3.17	$218	4.25 years

Cash received from options exercised under all share-based payment arrangements for the years ended and December 31, 2013 and December 31, 2012 was $4 and $31, respectively.

Information regarding the stock options outstanding at December 31, 2013 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price, Outstanding	Number Exercisable	Weighted Average Exercise Price, Exercisable
$3.02 - $5.85	44,800	6.2 years	$3.60	30,498	$3.43
$5.86-$8.64	38,100	5.2 years	6.08	36,420	6.02
$8.65 - $11.44	60,750	6.9 years	9.74	30,930	9.38
$11.45 - $14.23	77,600	2.1 years	12.64	77,600	12.64
Totals	221,250	4.8 years	$8.88	175,448	$9.09

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2013 was $533 and $418, respectively.  The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2012 was $370 and $218, respectively.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

A summary of the status of the Company’s non-vested options as of December 31, 2013 and 2012 and changes during the years then ended is presented below:

		Non-Vested Options Outstanding	Weighted Average Grant Date Fair Value
Non-vested options,	12/31/11	59,992	$1.94
Granted		7,000
Vested		(27,370)
Forfeited		—
Non-vested options,	12/31/12	39,622	$1.90
Granted		27,500
Vested		(20,920)
Forfeited		(400)
Non-vested options,	12/31/13	45,802	$3.25

A summary of restricted stock activity during the twelve months ended December 31, 2013 and 2012 is presented below:

	December 31, 2013		December 31, 2012
	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Beginning balance outstanding	11,730	$4.05	37,460	$3.68
Granted	20,872	8.90	18,442	5.52
Vested	(32,602)	7.15	(44,172)	4.35
Ending balance outstanding	—	$—	11,730	$4.05

Note 16.  Income Taxes

Current and Deferred Income Tax Components
Total income tax expense for the years ended December 31, 2013 and 2012 consists of the following:

	2013	2012
Current	$2,930	$2,283
Deferred	(47)	253
Total	$2,883	$2,536

Rate Reconciliation
Total income tax expense (benefit) differed from the "expected" amount computed by applying the U.S. Federal income tax rate of 34 percent to income before income taxes as a result of the following:

	2013	2012
Tax at statutory federal rate	$3,304	$3,069
Tax-exempt interest income	(218)	(181)
Tax-exempt interest disallowance	14	14
Cash surrender value of life insurance	(226)	(218)
Other	9	(148)
Total	$2,883	$2,536

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

Deferred Income Tax Analysis
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets
Allowance for loan losses	$2,448	$2,740
State tax credit	255	318
Interest income on nonaccrual loans	297	319
Net unrealized losses on available-for-sale securities	2,412	—
Foreclosed asset impairment write-downs	829	640
Employee benefits	1,075	858
Total deferred tax assets	7,316	4,875
Deferred tax liabilities
Depreciation	(268)	(288)
Net unrealized gains on available-for-sale securities	—	(244)
Net holding gains on securities reclassified to held-to-maturity	(41)	(53)
Accretion of bond discount	(38)	(37)
Total deferred tax liabilities	(347)	(622)
Net deferred tax assets	$6,969	$4,253

No valuation allowance has been recorded because we believe that it is more likely than not that we will recognize the full benefit of the deferred tax asset shown above.  The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with generally accepted accounting standards for income tax purposes.

Note 17.  Concentrations of Credit Risk

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

Note 18.  Commitments and Contingencies

The income tax returns for 2010 through 2013 are open for inspection by federal and state tax authorities and, with limited exceptions, returns for years prior to 2010 are closed to examination.

Litigation

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

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

	2013	2012
Commitments to extend credit	$146,642	$134,202
Standby letters of credit	11,626	12,247
Total	$158,268	$146,449

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  These guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions.  Unless renewed, substantially all of the Bank's standby credit commitments at December 31, 2013 will expire within one year.  Management does not anticipate any material losses as a result of these transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Derivative Financial Instruments
For asset/liability management purposes, we may use interest rate swap agreements to hedge interest rate risk exposure to declining rates.  Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flow of the items being hedged.  At December 31, 2013 and December 31, 2012 the Company did not have any derivative agreements related to interest rate hedging in place.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

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

Note 19.  Regulatory Matters

Dividends
The Company's principal source of funds for dividend payments is dividends received from the Bank.  The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by state law, regulations and policies.  A state bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand.  Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in-capital of the bank.  As of December 31, 2013 and December 31, 2012, the amount available from the Bank’s retained earnings for payment of dividends was $39,458 and $37,172 respectively.  The Company is current on all dividend payments on its Trust Preferred Securities.  Additionally, subsequent to quarter-end, the Company declared a quarterly cash dividend of $0.04 per share to be paid March 3, 2014 to common shareholders of record February 14, 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2013 and December 31, 2012 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2013 and December 31, 2012, the Company and the Bank were categorized as “well capitalized” as defined by applicable regulations.  To be categorized as “well capitalized”, the Company and Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that date that management believes have changed the Company's or the Bank's category.  The Company's and the Bank's actual capital amounts and ratios are also presented in the table below.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Valley Financial Corporation	$87,703	14.2%	$49,447	8.0%	n/a	n/a
Valley Bank	87,297	14.1%	49,404	8.0%	61,755	10.0%
Tier 1 Capital (to risk weighted assets):
Valley Financial Corporation	69,523	11.3%	24,723	4.0%	n/a	n/a
Valley Bank	80,097	13.0%	24,702	4.0%	37,053	6.0%
Tier 1 Capital - Leverage (to average assets):
Valley Financial Corporation	69,523	8.6%	32,405	4.0%	n/a	n/a
Valley Bank	80,097	9.9%	32,373	4.0%	40,466	5.0%

December 31, 2012
Total Capital (to risk weighted assets):
Valley Financial Corporation	$87,030	14.8%	$47,153	8.0%	n/a	n/a
Valley Bank	85,185	14.5%	47,134	8.0%	58,917	10.0%
Tier 1 Capital (to risk weighted assets):
Valley Financial Corporation	79,654	13.5%	23,576	4.0%	n/a	n/a
Valley Bank	77,812	13.2%	23,567	4.0%	35,350	6.0%
Tier 1 Capital - Leverage (to average assets):
Valley Financial Corporation	79,654	10.3%	30,935	4.0%	n/a	n/a
Valley Bank	77,812	10.1%	30,905	4.0%	38,631	5.0%

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

Note 20.  Parent Company Financial Information

Condensed Balance Sheets
	2013	2012
Assets
Cash	$172	$1,667
Loans, net of allowance for loan losses of $0 at December 31, 2013 and 2012	197	197
Investment in bank subsidiary, at equity	75,494	78,389
Investment in non-bank subsidiaries	496	496
Other assets	131	16
Total assets	$76,490	$80,765
Liabilities
Junior subordinated debentures	$27,476	$16,496
Other liabilities	94	38
Total liabilities	27,570	16,534
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; issued and outstanding 0 shares at December 31, 2013 and 14,419 shares at December 31, 2012, respectively	—	14,256
Common stock no par value; 10,000,000 shares authorized; issued and outstanding 4,787,605 shares at December 31, 2013 and 4,760,095 issued and outstanding at December 31, 2012, respectively	22,626	23,940
Retained earnings	30,897	25,458
Accumulated other comprehensive income (loss)	(4,603)	577
Total shareholders’ equity	48,920	64,231
Total liabilities and shareholders’ equity	$76,490	$80,765

Condensed Statements of Operations
	2013	2012
Income
Interest income	$7	$23
Expenses
Interest expense on balance due to non-bank subsidiaries	493	394
Other expenses	347	293
Total Expenses	840	687
Loss before income taxes and equity in undistributed net income of subsidiary	(833)	(664)
Income tax benefit	(283)	(226)
Loss before equity in undistributed net income of subsidiary	(550)	(438)
Equity in undistributed net income of subsidiary	7,385	6,927
Net income	$6,835	$6,489
Preferred dividends and accretion of discount on warrants	634	986
Net income to common shareholders	$6,201	$5,503

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)

Condensed Statements of Cash Flows
	2013	2012
Cash flows from operating activities
Net income	$6,835	$6,489
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Equity in undistributed net income of subsidiary	(7,385)	(6,927)
Stock compensation expense	232	212
(Increase) decrease in other assets	(115)	228
Increase (decrease) in other liabilities	56	(5)
Net cash and cash equivalents used in operating activities	(377)	(3)
Cash flows from investing activities
Decrease in loans, net	—	1,251
Dividends from banking subsidiary	5,100	—
Net cash and cash equivalents provided by investing activities	5,100	1,251
Cash flows from financing activities
Net proceeds from issuance of junior subordinated notes	11,000	—
Principal payments made on junior subordinated notes	(20)	—
Net proceeds from issuance of common stock	4	31
Redemption of preferred stock	(14,419)	(1,600)
Tax benefit realized on restricted stock units vesting	52	43
Purchase and retirement of treasury stock	(1,602)	—
Cash dividends paid	(1,233)	(967)
Net cash and cash equivalents used in financing activities	(6,218)	(2,493)
Net decrease in cash and cash equivalents	(1,495)	(1,245)
Cash and cash equivalents at beginning of year	1,667	2,912
Cash and cash equivalents at end of year	$172	$1,667

Note 21.  Subsequent Events

On January 30, 2014, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.04 per share, payable on March 3, 2014 to common shareholders of record February 14, 2014.

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

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2013 based on the framework set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management concluded that, as of December 31, 2013, Valley Financial Corporation’s internal control over financial reporting was effective.

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

ITEM 9B.  OTHER INFORMATION

On March 13, 2014 the Company amended the option award agreements between the Company and its officers (the “Option Agreements”) related to all outstanding option awards under the 2005 Key Employee Equity Awards Plan (the “2005 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan” and together with the 2005 Plan, the “Plans”).  The amendment to the Option Agreements provides for accelerated vesting upon a change in control (as defined in the applicable Plan).  The amended form of Option Agreement for the 2005 Plan is included as Exhibit 10.24 to this report and incorporated herein by reference. The amended form of Option Agreement for the 2011 Plan is included as Exhibit 10.25 to this report and incorporated herein by reference.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Items 401, 405, 406 and 407(c)(3), d(4) and d(5) of Regulation S-K is set forth under the captions “Information Concerning Directors and Nominees”, “Executive Officers Who Are Not Directors”, “Audit Committee”, “Nominating Committee”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Code of Ethics” of the Company’s 2014 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is set forth under the caption “Executive Compensation” of the Company’s 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Items 201(d) and 403 of Regulation S-K is set forth under the captions “Security Ownership of Certain Beneficial Owners”, “Securing Ownership of Directors and Officers” and “Equity Compensation Plan Information” of the Company’s 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by Items 404 and 407(a) of Regulation S-K is set forth under the captions “Certain Relationships and Related Transactions”, and “Information Concerning Directors and Nominees” of the Company’s 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by item 9(e) of Schedule 14A is set forth under the caption “Audit Committee Information” of the Company’s 2014 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report and can be found on our Company website at www.myvalleybank.com:
1.	Financial Statements: The flowing financial statements, notes and Independent Auditors’ Report may be found in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2013 and 2012.

Consolidated Statements of Income for the Years Ended December 31, 2013 and 2012.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013 and 2012.

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2013 and 2012.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 18, 2014.

VALLEY FINANCIAL CORPORATION

/s/ Ellis L. Gutshall
By: Ellis L. Gutshall, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities indicated as of March 18, 2014.

Signature	Title
/s/ Ellis L. Gutshall (Ellis L. Gutshall)	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Kimberly B. Snyder (Kimberly B. Snyder)	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Abney S. Boxley, III * (Abney S. Boxley, III)	Chairman, Director
/s/ William D. Elliot * (William D. Elliot)	Director
/s/ James S. Frantz, Jr. (James S. Frantz, Jr.)	Director
/s/ Mason Haynesworth * (Mason Haynesworth)	Director
/s/ Eddie F. Hearp * (Eddie F. Hearp)	Director
/s/ Anna L. Lawson * (Anna L. Lawson)	Director
/s/ Samuel L. Lionberger, Jr. * (Samuel L. Lionberger, Jr.)	Director
/s/ George W. Logan * (George W. Logan)	Director
/s/ John W. Starr * (John W. Starr)	Director
/s/ Edward B. Walker* (Edward B. Walker)	Director
* By: /s/ Kimberly B. Snyder (Kimberly B. Snyder) (Attorney in Fact)

INDEX TO EXHIBITS

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Form 10-K filed March 26, 2010).

3.2	Articles of Amendment with respect to the Preferred Stock (incorporated herein by reference to Exhibit No. 3.1 of Form 8-K filed December 15, 2008).

3.3	Bylaws as amended and restated February 1, 2013 (incorporated herein by reference to Exhibit No. 3.3 of Form 10-K filed March 15, 2013).

4.1
Subordinated Note, dated October 15, 2013. The Company agrees to furnish to the Commission upon request a copy of such agreement which it has elected not to file under the provisions of Item 601(b)(4)(iii) of Regulation S-K.

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

*10.9	Amended and Restated Supplemental Retirement Plan (incorporated by reference to Exhibit 10.2 of Form 8-K filed October 24, 2013).

*10.10	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.20 of Form 10-K, filed March 27, 2009).

*10.11	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.21 of Form 10-K, filed March 27, 2009).

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

*10.16	Valley Financial Corporation 2005 Key Employee Equity Award Plan (incorporated herein by reference to Exhibit 4.2 of Form S-8, filed June 30, 2005).

*10.17	Valley Financial Corporation 1995 Incentive Stock Plan (incorporated herein by reference to Exhibit 4.2 of Form S-8, filed September 22, 2000).

*10.18	Form of Restricted Stock Award Agreement between the Company and Mr. Ellis L. Gutshall, President and CEO (incorporated herein by reference to Exhibit 10.19 of Form 10-K, filed March 17, 2010).

*10.19	Valley Financial Corporation 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit A of the Proxy Statement, filed March 18, 2011).

*10.20	Change in Control Severance Agreement between the Company and Andrew B. Agee (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed October 24, 2013).

*10.21	Valley Bank 2013 Profit Sharing Plan (filed herewith).

*10.22	Form of Restricted Stock Award Agreement between the Company and Mr. Ellis L. Gutshall, President and CEO (filed herewith).

*10.23	Form of Stock Award Agreement (filed herewith).

*10.24	Amended Form of Stock Option Award Agreement for the 2005 Plan (filed herewith).

*10.25	Amended Form of Stock Option Award Agreement for the 2011 Plan (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Elliott Davis, LLC (filed herewith).

24	Power of Attorney (filed herewith).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer and Chief Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	TARP Chief Executive Officer Certification (filed herewith).

99.2	TARP Chief Financial Officer Certification (filed herewith).

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2013, is formatted in XBRL interactive data files:  (i) Consolidated Statement of Income for the years ended December 31, 2013 and 2012; (ii) Consolidated Balance Sheet at December 31, 2013 and December 31, 2012; (iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2013 and 2012; (iv) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2013 and 2012; (v) Consolidated Statement of Cash Flows for the years ended December 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.