Form 10-Q
period 2014-03-31
VALLEY FINANCIAL CORP /VA/
filed 2014-05-13
CIK 921590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Quarterly Period Ended	March 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to_____________________________________

Commission File Number:  000-28342
VALLEY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1702380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

36 Church Avenue, S.W.
Roanoke, Virginia	24011
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☑

At May 5, 2014, 4,817,985 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION
FORM 10-Q
March 31, 2014

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY FINANCIAL CORPORATION
Consolidated Balance Sheets
(In 000s, except share data)

	(Unaudited)	(Audited)
Assets	March 31, 2014	December 31, 2013
Cash and due from banks	$9,272	$11,404
Interest bearing deposits	15,290	4,958
Total cash and cash equivalents	24,562	16,362
Securities available for sale	180,654	159,861
Securities held to maturity (fair value 3/31/14: $22,193; 12/31/13: $22,471)	21,507	21,992
Loans, net of allowance for loan losses, 3/31/14: $6,425; 12/31/13: $7,200	578,332	563,160
Foreclosed assets	19,766	19,705
Premises and equipment, net	9,569	9,722
Bank owned life insurance	19,037	18,872
Accrued interest receivable	2,585	2,576
Other assets	12,712	13,096
Total assets	$868,724	$825,346
Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$23,279	$21,237
Interest bearing deposits	674,452	655,798
Total deposits	697,731	677,035
Securities sold under agreements to repurchase	22,178	22,397
FHLB borrowings	63,000	43,000
Junior subordinated notes	27,446	27,476
Accrued interest payable	400	424
Other liabilities	5,640	6,094
Total liabilities	816,395	776,426
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2014 and December 31, 2013	0	0
Common stock, no par value; 10,000,000 shares authorized; 4,817,585 shares issued and outstanding at March 31, 2014 and 4,787,605 shares issued and outstanding at December 31, 2013	22,963	22,626
Retained earnings	32,220	30,897
Accumulated other comprehensive loss	(2,854)	(4,603)
Total shareholders' equity	52,329	48,920
Total liabilities and shareholders' equity	$868,724	$825,346
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Income Statements
(In 000s, except share and per share data)

	Three Months Ended (Unaudited)
	3/31/2014	3/31/2013
Interest income
Interest and fees on loans	$6,778	$6,840
Interest on securities - taxable	1,038	700
Interest on securities - nontaxable	189	140
Interest on deposits in banks	3	6
Total interest income	8,008	7,686
Interest expense
Interest on deposits	564	682
Interest on borrowings	534	418
Total interest expense	1,098	1,100
Net interest income	6,910	6,586
Provision for loan losses	518	195
Net interest income after provision for loan losses	6,392	6,391
Noninterest income
Service charges on deposit accounts	452	415
Mortgage fee income	92	183
Brokerage fee income, net	247	240
Bank owned life insurance income	165	165
Realized gain on sale of securities	7	68
Other income	112	79
Total noninterest income	1,075	1,150
Noninterest expense
Compensation expense	3,086	2,960
Occupancy and equipment expense	490	463
Data processing expense	403	366
Insurance expense	221	192
Professional fees	138	163
Foreclosed asset expense, net	158	172
Other operating expense	837	800
Total noninterest expense	5,333	5,116
Income before income taxes	2,134	2,425
Income tax expense	618	732
Net income	$1,516	$1,693
Preferred dividends and accretion of discounts on warrants	0	227
Net income available to common shareholders	$1,516	$1,466
Earnings per share
Basic earnings per common share	$0.32	$0.31
Diluted earnings per common share	$0.31	$0.30
Weighted average common shares outstanding	4,806,323	4,779,393
Diluted average common shares outstanding	4,854,969	4,896,976
Dividends declared per common share	$0.04	$0.035
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(In 000s)

	Three Months Ended (Unaudited)
	3/31/2014	3/31/2013
Net Income	$1,516	$1,693
Other comprehensive income (loss) ("OCI"):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	2,658	(378)
Tax related to unrealized (gains) losses	(904)	129
Reclassification adjustment for gains included in net income	(7)	(68)
Tax related to realized gains	2	23
Holding gains on securities transferred to HTM from AFS:
Holding gains amortized during period	(1)	(1)
Tax related to amortized holding gains	0	0
Total other comprehensive income (loss)	1,748	(295)
Total comprehensive income	$3,264	$1,398
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(In 000s)

	Three Months Ended (Unaudited)
	3/31/2014	3/31/2013
Cash flows from operating activities
Net income	$1,516	$1,693
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	518	195
Depreciation and amortization of bank premises, equipment and software	207	206
Net amortization of bond premiums/discounts	356	414
Stock compensation expense	281	200
Net gains on sale of securities	(7)	(68)
Net losses and impairment writedowns on foreclosed assets and premises	0	(21)
Increase in value of life insurance contracts	(165)	(165)
Decrease in other assets	427	506
Increase (decrease) in other liabilities	(478)	607
Net cash and cash equivalents provided by operating activities	2,655	3,567
Cash flows from investing activities
Purchases of bank premises, equipment and software	(57)	(225)
Purchases of securities available-for-sale	(22,851)	(23,698)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	3,488	18,939
Proceeds from maturities, calls, and paydowns of securities held-to-maturity	455	2,214
Proceeds from sale of foreclosed assets	40	633
Capitalized costs related to foreclosed assets	(101)	(15)
Increase in loans, net	(15,739)	(5,539)
Net cash and cash equivalents used in investing activities	(34,765)	(7,691)
Cash flows from financing activities
Increase in non-interest bearing deposits	2,042	3,188
Increase in interest bearing deposits	18,654	33,932
Proceeds from (repayments of) borrowings, net	20,000	(10,000)
Principal payments made on junior subordinated notes	(30)	0
Increase (decrease) in securities sold under agreements to repurchase	(219)	1,554
Net proceeds from issuance of common stock	20	3
Redemptions of preferred stock	0	(1,600)
Excess tax benefits from share-based payment agreements	36	31
Cash dividends paid	(193)	(349)
Net cash and cash equivalents provided by financing activities	40,310	26,759
Net increase in cash and cash equivalents	8,200	22,635
Cash and cash equivalents at beginning of period	16,362	19,803
Cash and cash equivalents at end of period	$24,562	$42,438
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,122	$1,109
Cash paid during the period for income taxes	$0	$0
Noncash financing and investing activities
Transfer of loans to foreclosed property	$0	$1,609
See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)
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

Recent and Future Accounting Considerations
In January 2014, the FASB amended the Investments-Equity Method and Joint Ventures topic of the Codification to address accounting for investments in qualified affordable housing projects. If certain conditions are met, the amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects by amortizing the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizing the net investment performance in the income statement as a component of income tax expense (benefit). If those conditions are not met, the investment should be accounted for as an equity method investment or a cost method investment in accordance with existing accounting guidance. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014 and should be applied retrospectively for all periods presented. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2014, the FASB amended the Receivables-Troubled Debt Restructurings by Creditors subtopic of the Codification to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)
(In thousands, except share and per share data)

Note 2.  Securities

The carrying values, unrealized gains, unrealized losses, and approximate fair values of available-for-sale and held-to-maturity investment securities at March 31, 2014 are shown in the tables below. As of March 31, 2014, investments (including both available-for-sale and held-to-maturity) and restricted equity securities with amortized costs and fair values of $110,006 and $108,087 respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale (“AFS”) as of March 31, 2014 and December 31, 2013 were as follows:

	Amortized	Unrealized	Unrealized
March 31, 2014	Cost	Gains	Losses	Fair Values
U.S. Government and federal agency	$13,715	$70	$(454)	$13,331
Government-sponsored enterprises *	33,577	0	(1,724)	31,853
Mortgage-backed securities	86,549	192	(1,418)	85,323
Collateralized mortgage obligations	10,780	57	(74)	10,763
States and political subdivisions	40,476	143	(1,235)	39,384
	$185,097	$462	$(4,905)	$180,654

December 31, 2013
U.S. Government and federal agency	$10,844	$13	$(550)	$10,307
Government-sponsored enterprises *	33,580	0	(2,269)	31,311
Mortgage-backed securities	74,375	132	(2,118)	72,389
Collateralized mortgage obligations	9,261	40	(107)	9,194
States and political subdivisions	38,896	0	(2,236)	36,660
	$166,956	$185	$(7,280)	$159,861
* Such as FNMA, FHLMC and FHLB.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity (“HTM”) as of March 31, 2014 and December 31, 2013 were as follows:

	Amortized	Unrealized	Unrealized
March 31, 2014	Cost	Gains	Losses	Fair Values
U.S. Government and federal agency	$7,066	$168	$(57)	$7,177
Mortgage-backed securities	134	9	0	143
Collateralized mortgage obligations	82	4	0	86
States and political subdivisions	14,225	562	0	14,787
	$21,507	$743	$(57)	$22,193

December 31, 2013
U.S. Government and federal agency	$7,470	$161	$(76)	$7,555
Mortgage-backed securities	147	9	0	156
Collateralized mortgage obligations	93	5	0	98
States and political subdivisions	14,282	407	(27)	14,662
	$21,992	$582	$(103)	$22,471

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)
(In thousands, except share and per share data)

The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $4 and $4, respectively, as of March 31, 2014.  The amortized costs and approximate fair values of our total private-label collateralized mortgage obligations were $5 and $5, respectively, as of December 31, 2013.

The following tables present the maturity ranges of securities available-for-sale and held-to-maturity as of March 31, 2014 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

Investment Portfolio Maturity Distribution
	Available-for-Sale			Held-to-Maturity
	Amortized	Fair		Amortized	Fair
In thousands	Costs	Value	Yield	Costs	Value	Yield
U.S. Government and federal agency:
After five but within ten years	$9,445	$9,277	2.61%	$3,701	$3,825	3.43%
After ten years	4,270	4,054	2.32%	3,365	3,352	3.21%
Government-sponsored enterprises:
After one but within five years	5,000	4,890	1.25%	0	0	0.00%
After five but within ten years	18,605	17,975	1.72%	0	0	0.00%
After ten years	9,972	8,988	2.82%	0	0	0.00%
Obligations of states and subdivisions:
After one but within five years	5,039	5,080	1.90%	499	527	3.35%
After five but within ten years	12,476	12,155	2.38%	2,836	2,960	3.98%
After ten years	22,961	22,149	3.13%	10,890	11,300	4.58%
Mortgage-backed securities	86,549	85,323	2.27%	134	143	4.76%
Collateralized mortgage obligations	10,780	10,763	2.17%	82	86	4.12%
Total	$185,097	$180,654		$21,507	$22,193

Total Securities by Maturity Period
After one but within five years	$10,039	$9,970		$499	$527
After five but within ten years	40,526	39,407		6,537	6,785
After ten years	37,203	35,191		14,255	14,652
Mortgage-backed securities*	86,549	85,323		134	143
Collateralized mortgage obligations*	10,780	10,763		82	86
Total by Maturity Period	$185,097	$180,654		$21,507	$22,193

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)
(In thousands, except share and per share data)

The following tables detail unrealized losses and related fair values in the Company’s available-for-sale and held-to-maturity investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2014 and December 31, 2013, respectively.

	Temporarily Impaired Securities in AFS Portfolio
In thousands	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
March 31, 2014	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government and federal agency	$9,271	$(454)	$0	$0	$9,271	$(454)
Government-sponsored enterprises	20,509	(972)	11,344	(752)	31,853	(1,724)
Mortgage-backed securities	56,338	(1,107)	9,848	(311)	66,186	(1,418)
Collateralized mortgage obligations	3,627	(54)	1,214	(20)	4,841	(74)
States and political subdivisions	22,771	(887)	5,257	(348)	28,028	(1,235)
	$112,516	$(3,474)	$27,663	$(1,431)	$140,179	$(4,905)

December 31, 2013
U.S. Government and federal agency	$9,287	$(550)	$0	$0	$9,287	$(550)
Government-sponsored enterprises	16,797	(1,236)	11,064	(1,033)	27,861	(2,269)
Mortgage-backed securities	62,336	(2,019)	1,777	(99)	64,113	(2,118)
Collateralized mortgage obligations	5,050	(107)	5	0	5,055	(107)
States and political subdivisions	30,950	(1,744)	4,838	(492)	35,788	(2,236)
	$124,420	$(5,656)	$17,684	$(1,624)	$142,104	$(7,280)

	Temporarily Impaired Securities in HTM Portfolio
In thousands	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
March 31, 2014	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government and federal agency	2,343	57	0	0	2,343	57
States and political subdivisions	377	0	0	0	377	0
	$2,720	$57	$0	$0	$2,720	$57

December 31, 2013
U.S. Government and federal agency	2,387	(76)	0	0	2,387	(76)
States and political subdivisions	1,842	(27)	0	0	1,842	(27)
	$4,229	$(103)	$0	$0	$4,229	$(103)

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary.  Consideration is given to (1)the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At March 31, 2014, there were seventeen securities in the AFS portfolio with an unrealized loss for a period greater than 12 months of $1,431. As of March 31, 2014, management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)
(In thousands, except share and per share data)

market yields for such investments decline.  Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.  Accordingly, as of March 31, 2014, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company's consolidated income statement.

Note 3.  Loans and Allowance for Loan and Lease Losses

The major components of loans in the consolidated balance sheets at March 31, 2014 and December 31, 2013 are as follows:

In thousands	3/31/2014	12/31/2013
Commercial	$93,791	$88,119
Real estate:
Commercial real estate	282,734	278,215
Construction real estate	44,787	44,368
Residential real estate	159,390	155,280
Consumer	4,062	4,336
Deferred loan fees, net	(7)	42
Gross loans	584,757	570,360
Allowance for loan losses	(6,425)	(7,200)
Net loans	$578,332	$563,160

Substantially all one-four family residential and commercial real estate loans collateralize the line of credit available from the Federal Home Loan Bank and substantially all commercial and construction loans collateralize the line of credit with the Federal Reserve Bank of Richmond Discount Window.  The aggregate amount of deposit overdrafts that have been reclassified as loans and included in the consumer category in the above table as of March 31, 2014 and December 31, 2013 was $76 and $82, respectively.

Loan Origination.  The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management and the Board of Directors review and approve these policies and procedures on a periodic basis. A reporting system supplements the review process by providing management and the Board of Directors with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate market or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus income producing

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)
(In thousands, except share and per share data)

loans. At March 31, 2014, approximately 41% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties and 50% was secured by income-producing properties.

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)
(In thousands, except share and per share data)

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

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following schedule is an aging of past due loans receivable by portfolio segment as of March 31, 2014 and December 31, 2013:

In thousands	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days, Accruing
March 31, 2014
Commercial	$40	$0	$201	$241	$93,550	$93,791	$0
Commercial real estate
Owner occupied	468	0	0	468	115,041	115,509	0
Income producing	0	0	0	0	142,378	142,378	0
Multifamily	0	0	0	0	24,847	24,847	0
Construction real estate
1 - 4 Family	79	0	0	79	17,278	17,357	0
Other	0	0	2,030	2,030	24,032	26,062	0
Farmland	0	0	0	0	1,368	1,368	0
Residential real estate
Equity Lines	113	0	403	516	26,068	26,584	349
1 - 4 Family	0	1	35	36	124,914	124,950	0
Junior Liens	35	0	0	35	7,821	7,856	0
Consumer
Credit Cards	7	0	0	7	1,272	1,279	0
Other	20	0	5	25	2,758	2,783	0
Deferred loan fees, net	0	0	0	0	(7)	(7)	0
Total	$762	$1	$2,674	$3,437	$581,320	$584,757	$349

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)
(In thousands, except share and per share data)

In thousands	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days, Accruing
December 31, 2013
Commercial	$186	$0	$384	$570	$87,549	$88,119	$0
Commercial real estate
Owner occupied	0	0	0	0	116,137	116,137	0
Income producing	0	20	0	20	137,319	137,339	0
Multifamily	0	0	0	0	24,739	24,739	0
Construction real estate
1 - 4 Family	5	0	0	5	17,434	17,439	0
Other	0	0	3,161	3,161	22,285	25,446	0
Farmland	0	0	0	0	1,483	1,483	0
Residential real estate
Equity Lines	449	0	54	503	26,731	27,234	0
1 - 4 Family	174	156	0	330	119,736	120,066	0
Junior Liens	44	0	0	44	7,936	7,980	0
Consumer
Credit Cards	13	0	0	13	1,316	1,329	0
Other	10	0	5	15	2,992	3,007	0
Deferred loan fees, net	0	0	0	0	42	42	0
Total	$881	$176	$3,604	$4,661	$565,699	$570,360	$0

As noted in the chart above, the Company reduced total past due loans from December 31, 2013 to March 31, 2014 by $1,224 or 26% from $4,661 to $3,437.

Nonaccrual Loans.  Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. Loans will be placed on nonaccrual status automatically when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection.  In this case, the loan will continue to accrue interest despite its past due status.  When interest accrual is discontinued, all unpaid accrued interest is reversed and any subsequent payments received are applied to the outstanding principal balance. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The following is a schedule of loans receivable, by portfolio segment, on nonaccrual status as of March 31, 2014 and December 31, 2013:

In thousands	March 31, 2014	December 31, 2013
Commercial	$201	$383
Construction real estate
Other	2,029	3,161
Residential real estate
Equity Lines	54	54
1 - 4 Family	35	62
Consumer
Other	5	5
Total	$2,324	$3,665

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)
(In thousands, except share and per share data)

Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $42 during the three months ended March 31, 2014; $222 during the year ended December 31, 2013, and $106 during the three months ended March 31, 2013.  There were four restructured loans totaling $2,885 at March 31, 2014 and there were four restructured loans totaling $2,922 at December 31, 2013.

Impaired Loans.  Impaired loans are identified by the Company as loans in which it is determined to be probable that the borrower will not make interest and principal payments according to the contract terms of the loan.  In determining impaired loans, our credit administration department reviews past-due loans, examiner classifications, Bank classifications, and a selection of other loans to provide evidence as to whether the loan is impaired.  All loans rated as substandard are evaluated for impairment by the Bank’s Allowances for Loan and Lease Losses (“ALLL”) Committee.  Once classified as impaired, the ALLL Committee individually evaluates the total loan relationship, including a detailed collateral analysis, to determine the reserve appropriate for each one.  Any potential loss exposure identified in the collateral analysis is set aside as a specific reserve (valuation allowance) in the allowance for loan and lease losses.  If the impaired loan is subsequently resolved and it is determined the reserve is no longer required, the specific reserve will be taken back into income during the period the determination is made.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans as of March 31, 2014 and December 31, 2013 are set forth in the following table:

In thousands	Recorded Investment	Unpaid Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2014
With no related allowance:
Commercial	$1,637	$1,925	$0	$1,729	$17
Commercial real estate
Owner occupied	5,152	5,152	0	5,172	82
Income producing	4,508	4,508	0	4,523	70
Construction real estate
1 - 4 Family	580	580	0	580	7
Other	5,591	8,708	0	6,500	48
Farmland	169	169	0	170	2
Residential real estate
Equity Lines	493	500	0	493	5
1 - 4 Family	467	549	0	553	6
Consumer
Other	11	16	0	17	0
Total loans with no allowance	$18,608	$22,107	$0	$19,737	$237

Total loans with an allowance	$0	$0	$0	$0	$0
Total:
Commercial	$1,637	$1,925	$0	$1,729	$17
Commercial real estate	9,660	9,660	0	9,695	152
Construction real estate	6,340	9,457	0	7,250	57
Residential real estate	960	1,049	0	1,046	11
Consumer	11	16	0	17	0
Totals	$18,608	$22,107	$0	$19,737	$237

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)
(In thousands, except share and per share data)

In thousands	Recorded Investment	Unpaid Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2013
With no related allowance:
Commercial	$1,570	$1,706	$0	$1,433	$50
Commercial real estate
Owner occupied	5,182	5,182	0	5,249	340
Income producing	4,538	4,538	0	4,577	287
Construction real estate
1 - 4 Family	580	580	0	489	23
Other	4,294	6,279	0	4,457	206
Farmland	171	171	0	175	10
Residential real estate
Equity Lines	493	500	0	499	21
1 - 4 Family	473	530	0	543	26
Consumer
Other	13	18	0	21	2
Total loans with no allowance	$17,314	$19,504	$0	$17,443	$965
With an allowance recorded:
Construction real estate
Other	$2,566	$2,566	$1,337	$2,566	$0
Residential real estate
1 - 4 Family	26	26	20	26	1
Total loans with an allowance	$2,592	$2,592	$1,357	$2,592	$1
Total:
Commercial	$1,570	$1,706	$0	$1,433	$50
Commercial real estate	9,720	9,720	0	9,826	627
Construction real estate	7,611	9,596	1,337	7,687	239
Residential real estate	992	1,056	20	1,068	48
Consumer	13	18	0	21	2
Totals	$19,906	$22,096	$1,357	$20,035	$966
(1) Balances transferred to foreclosed assets are not included as unpaid principal balance.

Cash basis interest income on impaired loans was $247 for the three months ended March 31, 2014 and $1,011 for the year ended December 31, 2013.

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
March 31, 2014 (Unaudited)
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
March 31, 2014 (Unaudited)
(In thousands, except share and per share data)

As of  March 31, 2014 and December 31, 2013, and based on the most recent analysis performed at those dates, the risk category of loans and leases is as follows:

Internal Risk Rating Grades
In thousands	1-4	5	6	7	8
March 31, 2014
Commercial	$28,004	$63,142	$1,008	$1,436	$201
Commercial real estate
Owner occupied	35,889	69,748	2,931	6,941	0
Income producing	19,585	110,230	3,098	9,465	0
Multifamily	13,615	11,232	0	0	0
Construction real estate
1 - 4 Family	3,841	10,858	1,072	1,586	0
Other	124	17,414	565	6,524	1,435
Farmland	217	982	0	169	0
Totals	$101,275	$283,606	$8,674	$26,121	$1,636
Total:
Commercial	$28,004	$63,142	$1,008	$1,436	$201
Commercial real estate	69,089	191,210	6,029	16,406	0
Construction real estate	4,182	29,254	1,637	8,279	1,435
Totals	$101,275	$283,606	$8,674	$26,121	$1,636

December 31, 2013
Commercial	$22,054	$63,329	$765	$1,971	$0
Commercial real estate
Owner occupied	36,025	70,048	2,694	7,370	0
Income producing	14,921	110,200	3,155	9,063	0
Multifamily	13,690	11,049	0	0	0
Construction real estate
1 - 4 Family	3,921	10,809	1,129	1,580	0
Other	874	14,943	441	9,188	0
Farmland	220	1,092	0	171	0
Totals	$91,705	$281,470	$8,184	$29,343	$0
Total:
Commercial	$22,054	$63,329	$765	$1,971	$0
Commercial real estate	64,636	191,297	5,849	16,433	0
Construction real estate	5,015	26,844	1,570	10,939	0
Totals	$91,705	$281,470	$8,184	$29,343	$0

The loan classified as doubtful (risk rated 8) at March 31, 2014 is secured by land that is currently involved in litigation between the land owner and the Virginia Department of Transportation ("VDOT") regarding an imminent domain action brought by VDOT. The current appraisal supports the carrying value at March 31, 2014. There are no loans classified as 9 as of March 31, 2014 or December 31, 2013.

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)
(In thousands, except share and per share data)

Risk Based on Payment Activity	Performing		Non-Performing
In thousands	3/31/2014	12/31/2013	3/31/2014	12/31/2013
Residential real estate
Equity Lines	$26,181	$27,180	$403	$54
1 - 4 Family	124,915	120,004	35	62
Junior Liens	7,856	7,980	0	0
Consumer
Credit Cards	1,279	1,329	0	0
Other	2,778	3,002	5	5
Totals	$163,009	$159,495	$443	$121
Total:
Residential real estate	$158,952	$155,164	$438	$116
Consumer	4,057	4,331	5	5
Totals	$163,009	$159,495	$443	$121

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)
(In thousands, except share and per share data)

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

Historical Valuation
Historical valuation allowances are calculated based on the historical loss experience of specific types of loans at the time they were charged-off. The Company uses a rolling 8-quarter analysis to determine its historical loss ratio for the specific pool. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the average balance of loans in the pool for the respective quarter. The loss factors used at March 31, 2014 and December 31, 2013 are as follows:

	3/31/2014	12/31/2013
Commercial	0.30%	0.21%
Commercial real estate - Owner occupied	0.00%	0.00%
Commercial real estate - Income producing	0.00%	0.00%
Commercial real estate - Multifamily	0.00%	0.00%
Construction real estate - 1-4 Family	0.39%	0.42%
Construction real estate - Other	4.43%	2.23%
Construction real estate - Farmland	0.00%	0.00%
Residential real estate - Equity lines	0.26%	0.26%
Residential real estate - 1-4 Family	0.17%	0.36%
Residential real estate - Junior Liens	0.00%	0.00%
Consumer & credit cards	0.73%	0.59%
Loans held for sale	0.00%	0.00%

The Company applies the historical loss ratios to balances of all loans within each category to establish the reserve needed for this section of the allowance calculation. All impaired loans are excluded from this calculation as they are individually evaluated in the specific valuation section as described above.

As can be seen from the above table, the loss factors changed in several categories at March 31, 2014 as compared to December 31, 2013 based upon historical charge-offs experienced during the respective 8-quarter look-back periods.    The most significant change is in the construction real estate - other category as $1.1 million of the $1.3 million net charge-offs for the first quarter of 2014 were in this category. The net effect of these changes is an approximate $343 increase in the reserve requirement for the historical valuation section of the allowance calculation at March 31, 2014.

General Valuation
General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) levels and trends in credit quality; (ii) trends in the volume of loans; (iii) the experience, ability and effectiveness of the bank’s lending management and staff; (iv) local economic trends and conditions; (v) credit concentration risk; (vi) current industry conditions; (vii) real estate market conditions; (viii) and large relationship credit risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a general allocation matrix to determine an appropriate general valuation allowance, based on the risk assessment performed by management and the loss factors established.  Loans identified as losses by management, internal loan review and/or regulatory examiners are charged-off.

During the first quarter of 2014, the Company increased the risk assessment from medium to high for its credit quality environmental factor listed below to correspond with the Federal Reserve Board's risk assessment which was based primarily

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)
(In thousands, except share and per share data)

upon the high inherent risk associated with credit risk in conjunction with the Bank's elevated level of nonperforming assets, despite the fact that the majority of the Company's nonperforming assets are concentrated in the foreclosed asset portfolio. Management believes a nonperforming asset to total assets ratio of below 2% will warrant a reduction to medium risk. Additionally, in comparison to December 31, 2013, the Company increased the loss factor for its trend in volume of loans due to the 7.1% growth rate during the past 12-month period. Finally, the Company reduced the loss factor on local economic trends and conditions due to continued improvement in employment numbers as well as the improving housing market in the Roanoke MSA. The net effect of these changes is an approximate $183 increase in the environmental factor section of the allowance calculation at both the high and low ends of the range.

Environmental Factors	3/31/2014	12/31/2013
Levels and trends in credit quality	0.20%	0.15%
Trends in volume of loans	1.25%	1.00%
Experience, ability, and depth of lending management and staff	0.00%	0.00%
Local economic trends and conditions	0.20%	0.25%
Credit concentration risk	0.05%	0.05%
Current industry conditions/general economic conditions	0.10%	0.10%
Commercial Real Estate Devaluation	0.25%	0.25%
Residential Real Estate Devaluation	0.15%	0.15%
Credit concentration risk - large relationships > $8 Million	0.30%	0.30%

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

As a result of the Company's analysis, changes in the allowance for loan losses for the three months ended March 31, 2014 by segment are as follows:

In thousands	Beginning				Ending
March 31, 2014	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$544	$(157)	$2	$226	$615
Commercial real estate	2,587	0	0	200	2,787
Construction real estate	2,894	(1,132)	12	259	2,033
Residential real estate	1,081	(25)	8	(235)	829
Consumer	50	(2)	1	13	62
Unallocated	44	0	0	55	99
Total	$7,200	$(1,316)	$23	$518	$6,425

The reduction in the residential real estate category is driven by the reduction in the historical loss ratio for the 1-4 Family category which decreased from 0.36% at December 31, 2013 to 0.17% at March 31, 2014.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)
(In thousands, except share and per share data)

As of March 31, 2014 and December 31, 2013, loans individually and collectively evaluated for impairment, by loan portfolio segment, and the corresponding allowance are as follows:

	Individually Evaluated for Impairment
	3/31/2014		12/31/2013
In thousands	Allowance	Total Loans	Allowance	Total Loans
Commercial	$0	$1,637	$0	$1,570
Commercial real estate	0	9,660	0	9,720
Construction real estate	0	6,340	1,337	7,611
Residential real estate	0	960	20	992
Consumer	0	11	0	13
Total	$0	$18,608	$1,357	$19,906

	Collectively Evaluated for Impairment
	3/31/2014		12/31/2013
In thousands	Allowance	Total Loans	Allowance	Total Loans
Commercial	$615	$92,154	$544	$86,549
Commercial real estate	2,787	273,074	2,587	268,495
Construction real estate	2,033	38,447	1,557	36,757
Residential real estate	829	158,430	1,061	154,288
Consumer	62	4,051	50	4,323
Unallocated	99	(7)	44	42
Total	$6,425	$566,149	$5,843	$550,454

Troubled Debt Restructurings ("TDRs”)

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances.  Loan modifications that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification.  The loans included in all loan classes as TDRs at March 31, 2014 had either an interest rate modification or a deferral of principal payments, which we consider to be a concession.  All loans designated as TDRs were modified due to financial difficulties experienced by the borrower.

There were no TDRs identified during the three months ending March 31, 2014 and 2013.

TDR Defaults are those TDRs that were greater than 90 days past due, and aligns with our internal definition of default for those loans not identified as TDRs.  The Company did not experience any TDR defaults during the three month periods ended March 31, 2014 or 2013.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)
(In thousands, except share and per share data)

Note 4.  Foreclosed Assets

The following table summarizes the activity in foreclosed assets for the three months ended March 31, 2014 and the year ended December 31, 2013:

	3/31/2014	12/31/2013
Balance, beginning of period	$19,705	$21,364
Additions	0	2,896
Capitalized items	101	794
Sales	(40)	(4,284)
Impairment writedowns	0	(1,125)
Gain (loss)	0	60
Balance, end of period	$19,766	$19,705

Note 5.  Earnings Per Share

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options.  The following tables summarize earnings per share and the shares utilized in the computations for the three months ended March 31, 2014 and 2013, respectively:

	Net Income Available to Common Shareholders (000s)	Weighted Average Common Shares	Per Share Amount
Year to date March 31, 2014
Basic earnings per common share	$1,516	4,806,323	$0.32
Effect of dilutive stock options		48,646
Effect of dilutive stock warrants		0
Diluted earnings per common share	$1,516	4,854,969	$0.31

Year to date March 31, 2013
Basic earnings per common share	$1,466	4,779,393	$0.31
Effect of dilutive stock options		36,335
Effect of dilutive stock warrants		81,248
Diluted earnings per common share	$1,466	4,896,976	$0.30

Note 6.  Stock Based Compensation

The Company has two share-based compensation plans, which are described in the Company’s December 31, 2013 Annual Report on Form 10-K. The compensation cost that has been charged against income for those plans was approximately $281 and $200 for the three months ended March 31, 2014 and 2013, respectively.  The Company has no nonqualified stock options outstanding at March 31, 2014.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)
(In thousands, except share and per share data)

A summary of option activity during the three months ended March 31, 2014 and 2013 is presented below:

March 31, 2014	Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Avg. Contractual Term
Balances at December 31, 2013	221,250	$8.88	$3.19	$533	4.80 years
Granted	3,000	11.00	4.29
Exercised	(5,320)	3.72	1.19	40
Balances at March 31, 2014	218,930	9.04	3.25	585	4.59 years
Exercisable at March 31, 2014	173,808	$9.19	$3.22	$461	3.56 years

March 31, 2013
Balances at December 31, 2012	208,750	$8.80	$2.93	$370	4.83 years
Granted	3,800	8.86	3.74
Exercised	(400)	7.35	1.09	0
Expired	(1,700)	7.14	1.09
Balances at March 31, 2013	210,450	8.81	2.96	394	4.73 years
Exercisable at March 31, 2013	171,688	$9.58	$3.18	$244	4.13 years

Cash received from options exercised under all share-based payment arrangements for the three months ended March 31, 2014 and 2013 was $20 and $3, respectively.

Information regarding options vested during the three months ended March 31, 2014 and 2013 are as follows:

	Three months ended
	3/31/2014	3/31/2013
Number of options vested:	9,120	4,660
Total grant date fair value of options vested	$13	$12

A summary of restricted stock activity during the three months ended March 31, 2014 and 2013 is presented below:

	March 31, 2014		March 31, 2013
	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Beginning balance outstanding	0	$0.00	11,730	$4.05
Granted	24,660	11.00	20,536	8.87
Vested	(24,660)	11.00	(32,266)	7.12
Ending balance outstanding	0	$0.00	0	$0.00

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)
(In thousands, except share and per share data)

Note 7. Financial Derivatives

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

A summary of the Company's interest rate swaps is as follows:

	March 31, 2014		December 31, 2013
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Pay fixed - receive floating interest rate swap	$15,181	$97	$15,286	$174
Pay floating - receive fixed interest rate swap	(15,181)	(97)	(15,286)	(174)
Total	$0	$0	$0	$0

Note 8.  Borrowings and Restricted Stock

Federal Home Loan Bank (“FHLB”) borrowings consisted of long-term borrowings totaling $28,000 at March 31, 2014 and December 31, 2013.  The Company had $35,000 and $15,000 short-term borrowings at March 31, 2014 and December 31, 2013, respectively. Junior subordinated notes consisted of Trust Preferred Securities totaling $16,496 at March 31, 2014 and December 31, 2013 and a subordinated note with an outstanding balance of $10,950 at March 31, 2014 and $10,980 at December 31, 2013.

Through the three months ended March 31, 2014, interest expense was $277 on FHLB borrowings, was $237 on junior subordinated debt and was $20 on fed funds purchased and securities sold under agreements to repurchase.   In the same prior year period, interest expense was $311 on FHLB borrowings, was $91 on junior subordinated debt and was $16 on fed funds purchased and securities sold under agreements to repurchase.

Restricted stock, which represents a required investment in the common stock of a correspondent bank, is carried at cost, and as of March 31, 2014 and December 31, 2013, included the common stock of the FHLB which is included in other assets.   Restricted stock totaled $4,946 at March 31, 2014 and $4,221 at December 31, 2013.

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

The FHLB of Atlanta neither provides dividend guidance prior to the end of each quarter, nor conducts repurchases of excess activity-based stock on a daily basis, instead making such determinations quarterly. Based on evaluation of criteria under ASC Topic 320, management believes that no impairment charge in respect of the restricted stock is necessary as of March 31, 2014.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)
(In thousands, except share and per share data)

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

Securities:  Investment securities are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.  Level 1 securities include those traded on nationally recognized securities exchanges, U.S. Treasury securities, and money market funds.  Level 2 securities include U.S. Agency securities, mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

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

At March 31, 2014, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2.  The Company records the impaired loan as nonrecurring Level 3 in the following instances: (i) when the fair value of the collateral is based upon current appraised value less estimated selling or liquidation costs; (ii) when an appraised value is not available, or (iii) when management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price.

Foreclosed assets:  Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Subsequently, foreclosed assets are carried at net realizable value.  Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)
(In thousands, except share and per share data)

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 are summarized below:

In thousands
March 31, 2014	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale:
U.S. Government and federal agency	$13,331	$0	$13,331	$0
Government-sponsored enterprises	31,853	0	31,853	0
Mortgage-backed securities	85,323	0	85,323	0
Collateralized mortgage obligations	10,763	0	10,763	0
State and political subdivisions	39,384	0	39,384	0
Held for sale loans	996	0	996	0
Interest rate swaps	97	0	97	0
Total assets at fair value	$181,747	$0	$181,747	$0

Interest rate swaps	97	0	97	0
Total liabilities at fair value	$97	$0	$97	$0

December 31, 2013
Investment securities available-for-sale:
U.S. Government and federal agency	$10,307	$0	$10,307	$0
Government-sponsored enterprises	31,311	0	31,311	0
Mortgage-backed securities	72,389	0	72,389	0
Collateralized mortgage obligations	9,194	0	9,194	0
State and political subdivisions	36,660	0	36,660	0
Held for sale loans	245	0	245	0
Interest rate swaps	174	0	174	0
Total assets at fair value	$160,280	$0	$160,280	$0

Interest rate swaps	174	0	174	0
Total liabilities at fair value	$174	$0	$174	$0

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)
(In thousands, except share and per share data)

 Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013 are included in the tables below:

In thousands
March 31, 2014	Total	Level 1	Level 2	Level 3
Impaired Loans:
Commercial	$2,243	$0	$0	$2,243
Residential Real Estate	338	0	0	338
Construction Real Estate	287	0	0	287
Consumer	$5	$0	$0	$5
Total Impaired Loans	$2,873	$0	$0	$2,873
Foreclosed Assets	19,766	0	0	19,766
Total assets at fair value	$22,639	$0	$0	$22,639

Total liabilities at fair value	$0	$0	$0	$0

December 31, 2013
Impaired Loans:
Commercial	$384	$0	$0	$384
Residential Real Estate	343	0	0	343
Construction Real Estate	2,074	0	0	2,074
Consumer	$5	$0	$0	$5
Total Impaired Loans	$2,806	$0	$0	$2,806
Foreclosed Assets	19,705	0	0	19,705
Total assets at fair value	$22,511	$0	$0	$22,511

Total liabilities at fair value	$0	$0	$0	$0

For level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at March 31, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired Loans	$2,873	Discounted appraised value	Discount for selling costs and age of appraisals	15% - 55%
Foreclosed Assets	$19,766	Discounted appraised value	Discount for selling costs and age of appraisals	15% - 55%

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)
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

Junior Subordinated Debentures:   The values of the Company’s junior subordinated debentures are variable rate instruments that reprice on a monthly and/or quarterly basis; therefore, carrying value is adjusted for the one or three month repricing lag in order to approximate fair value.

Off-Balance-Sheet Financial Instruments:  The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2014, the fair value of loan commitments and stand-by letters of credit was immaterial.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)
(In thousands, except share and per share data)

March 31, 2014	Carrying Amounts	Approximate Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands
Financial assets
Securities held-to-maturity	$21,507	$22,193	$0	$22,193	$0
Loans, net	578,332	585,260	0	0	585,260

Financial liabilities
Time deposits/IRAs	189,068	190,428	0	190,428	0
FHLB borrowings	63,000	65,511	0	65,511	0
Junior subordinated debentures	27,446	26,860	0	26,860	0

December 31, 2013
Financial assets
Securities held-to-maturity	$21,992	$22,471	$0	$22,471	$0
Loans, net	563,160	569,355	0	0	569,355

Financial liabilities
Time deposits/IRAs	158,840	160,297	0	160,297	0
FHLB borrowings	43,000	45,530	0	45,530	0
Junior subordinated debentures	27,476	26,907	0	26,907	0

Note 10.  Commitments and Contingencies

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

Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument fail to perform in accordance with the terms of the contract.  The Bank’s maximum exposure to credit loss under commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.    At March 31, 2014 outstanding commitments to extend credit were $162,218 as compared to $158,268 at December 31, 2013.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)
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

Derivative Financial Instruments
For asset/liability management purposes, we may use interest rate swap agreements to hedge interest rate risk exposure to declining rates.  Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flow of the items being hedged.  At March 31, 2014 and December 31, 2013 the Company did not have any derivative agreements related to interest rate hedging in place.

Note 11.  Regulatory Matters

Dividends
The Company's principal source of funds for dividend payments is dividends received from the Bank.  The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by state law, regulations and policies.  A state bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand.  Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in-capital of the bank.  As of March 31, 2014 and December 31, 2013, the amount available from the Bank’s retained earnings for payment of dividends was $40,748 and $39,458 respectively.  The Company is current on all dividend payments on its Trust Preferred Securities.  Additionally, subsequent to quarter-end, the Company declared a quarterly cash dividend of $0.04 per share to be paid June 2, 2014 to common shareholders of record May 15, 2014.

Capital Requirements
The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2014 and December 31, 2013 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2014 and December 31, 2013, the Company and the Bank were categorized as “well capitalized” as defined by applicable regulations.  To be categorized as “well capitalized”, the Company and Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that date that management believes have changed the Company's or the Bank's category.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2014 (Unaudited)
(In thousands, except share and per share data)

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Valley Financial Corporation	$88,558	14.1%	$50,420	8.0%	n/a	n/a
Valley Bank	87,813	13.9%	50,398	8.0%	$62,998	10.0%
Tier 1 Capital (to risk weighted assets):
Valley Financial Corporation	71,183	11.3%	25,210	4.0%	n/a	n/a
Valley Bank	81,388	12.9%	25,199	4.0%	37,799	6.0%
Tier 1 Capital - Leverage (to average assets):
Valley Financial Corporation	71,183	8.5%	33,576	4.0%	n/a	n/a
Valley Bank	81,388	9.7%	33,541	4.0%	41,926	5.0%

December 31, 2013
Total Capital (to risk weighted assets):
Valley Financial Corporation	$87,703	14.2%	$49,447	8.0%	n/a	n/a
Valley Bank	87,297	14.1%	49,404	8.0%	$61,755	10.0%
Tier 1 Capital (to risk weighted assets):
Valley Financial Corporation	69,523	11.3%	24,723	4.0%	n/a	n/a
Valley Bank	80,097	13.0%	24,702	4.0%	37,053	6.0%
Tier 1 Capital - Leverage (to average assets):
Valley Financial Corporation	69,523	8.6%	32,405	4.0%	n/a	n/a
Valley Bank	80,097	9.9%	32,373	4.0%	40,466	5.0%

Note 12.  Subsequent Events

On April 24, 2014, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.04 per share, payable on June 2, 2014 to common shareholders of record May 15, 2014.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations of the Company as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 is as follows.  The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

For a discussion on the Company’s critical accounting estimates, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Non-GAAP Financial Measures
The Company measures the net interest margin as an indicator of profitability. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax-equivalent net interest income is considered in the calculation of this ratio. Tax-equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for 2014 and 2013 is 34%. The reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

	Three months ended
In thousands	3/31/2014	3/31/2013
Net interest income, non tax-equivalent	$6,910	$6,586
Less: tax-exempt interest income	(189)	(140)
Add: tax-equivalent of tax-exempt interest income	286	212
Net interest income, tax-equivalent	$7,007	$6,658

Results of Operations

Net Income

The Company reported net income available to common shareholders for the three months ended March 31, 2014 of $1,516,000, a 3% increase as compared to $1,466,000 for the prior year's first quarter. Diluted earnings per share also increased 3% to $0.31 as compared to $0.30 for the first quarter of 2013. The Company's earnings for the three months ended March 31, 2014 produced an annualized return on average total assets of 0.73% and an annualized return on average shareholder's equity of 11.24% as compared to 0.89% and 10.74% for the prior year's quarter. In comparison to the linked quarter, net income available to common shareholders increased $273,000 or 22% while diluted earnings per share increased $0.06 or 24%.

Select highlights:

•	Net income to common shareholders of $1,516,000 and $0.31 per diluted share, producing a return on average total assets of 0.73% and annualized return on average shareholder's equity of 11.24%.

•	Tax-equivalent net interest income of $7,007,000, a $349,000 or 5% increase over the prior year's quarter.

•	Due to the Company's full redemption of TARP during 2013, preferred dividends paid were $0 for the first quarter of 2014 as compared to $227,000 during the same period last year.

•
Nonperforming assets ("NPAs") decreased $968,000, from $26,292,000 at December 31, 2013 to $25,324,000 at March 31, 2014. This resulted in a 27 basis point reduction in the Company's NPAs as a percentage of total assets, from 3.19% at December 31, 2013 to 2.92% at March 31, 2014.

•
The Company's Allowance for Loan and Lease Losses (“ALLL”) to total loans decreased from 1.26% at December 31, 2013 to 1.10% at March 31, 2014. The reduction in the ALLL is primarily attributable to the charge-off of specific reserves that were previously reserved on our impaired loans and improving credit quality metrics.

•
Loan demand continued to improve with an increase in average loans outstanding of $28,710,000 or 5% from the same period last year and $16,139,000 in comparison to the linked quarter, putting us on track for an 11% annualized loan growth rate for 2014.

The following table shows our key performance ratios for the periods ended March 31, 2014, December 31, 2013 and March 31, 2013:

Key Performance Ratios(1)
	Three months ended	Twelve months ended	Three months ended
	3/31/2014	12/31/2013	3/31/2013
Return on average assets	0.73%	0.86%	0.89%
Return on average equity(2)	11.24%	11.06%	10.74%
Net interest margin(3)	3.64%	3.74%	3.82%
Cost of funds	0.57%	0.59%	0.64%
Yield on earning assets	4.21%	4.32%	4.45%
Basic net earnings per common share	$0.32	$1.30	$0.31
Diluted net earnings per common share	$0.31	$1.26	$0.30
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

	For the Three Months Ended
	Dollars in thousands
	3/31/2014	12/31/2013	Change		3/31/2013	Change

Average interest-earning assets	$780,960	$752,034	$28,926		$707,159	$73,801
Interest income (FTE)	$8,105	$8,095	$10		$7,758	$347
Yield on interest-earning assets	4.21%	4.27%	(6)	bps	4.45%	(24)	bps
Average interest-bearing liabilities	$686,921	$654,773	$32,148		$613,348	$73,573
Interest expense	$1,098	$1,134	$(36)		$1,100	$(2)
Cost of funds	0.57%	0.60%	(3)	bps	0.64%	(7)	bps
Net Interest Income (FTE)	$7,007	$6,961	$46		$6,658	$349
Net Interest Margin (FTE)	3.64%	3.67%	(3)	bps	3.82%	(18)	bps

On a linked quarter basis, tax-equivalent net interest income was $7,007,000, an increase of $46,000 or 1% when compared to fourth quarter of 2013. The increase was due to volume as average interest-earning assets increased $28,926,000 during the three month period. The tax-equivalent net interest margin, at 3.64% decreased 3 basis points from the 3.67% in the prior quarter due to a steeper decline in our earning asset yields (6 basis points) as compared to the decline in our cost of funds (3 basis points). During the past three years we have methodically and aggressively reduced the interest rates on our interest-bearing liabilities while successfully holding the decline in yield on earning assets to marginal reductions, which had resulted in increased net interest income and an expanded margin. We believe we have limited ability to reduce our cost of funds significantly beyond our current rate and as such anticipate some additional net interest margin compression as we execute our growth strategy in this current interest rate environment.

For the three months ended March 31, 2014, tax-equivalent net interest income increased $349,000, or 5%, when compared to the same period last year. The tax-equivalent net interest margin, at 3.64%, decreased 18 basis points from the 3.82% in the prior year. As anticipated, the decline in net interest margin was primarily due to asset yield compression (24 basis point reduction) which outpaced our cost of funds reduction (7 basis point reduction) for the first quarter 2014 as compared to the prior year. The subordinated note issued on October 15, 2013 increased our cost of funds by 7 basis points for the first quarter of 2014 as compared to the same period last year. Lower earning asset interest income was principally due to lower yields on loans as new and renewed loans were originated and repriced at lower rates and cash flows from securities investments reinvested at lower yields.

Noninterest Income

	For the Three Months Ended
	Dollars in thousands
	3/31/2014	12/31/2013	$	%	3/31/2013	$	%
Noninterest income:
Service charges on deposit accounts	$452	475	(23)	(4.8)%	$415	37	8.9%
Mortgage fee income	92	100	(8)	(8.0)%	183	(91)	(49.7)%
Brokerage fee income, net	247	282	(35)	(12.4)%	240	7	2.9%
Bank owned life insurance income	165	167	(2)	(1.2)%	165	0	—%
Realized gain on sale of securities	7	(38)	45	(118.4)%	68	(61)	(89.7)%
Other income	112	160	(48)	(30.0)%	79	33	41.8%
Total noninterest income	$1,075	1,146	(71)	(6.2)%	$1,150	(75)	(6.5)%

On a linked quarter basis, noninterest income decreased $71,000 or 6%. Excluding gains (losses) on the sale of securities, noninterest income decreased $116,000 or 10%. Decreases in service charges were driven by lower overdraft fee income while the decrease in other income is due to income earned on individual loan swap transactions during the fourth quarter of 2013. Brokerage fee income was down 12% from the record fourth quarter 2013 results.

For the three months ended March 31, 2014, noninterest income decreased $75,000, or 7%, compared to the same period last year. Excluding gains on the sale of securities, noninterest income decreased $14,000 or 1% compared to the same period last year. The decline in mortgage fee income drove the overall reduction in total noninterest income, however, the decline was offset by increases in service charges and other income. Increased overdraft fees contributed to the improvement in service charge income while the increase in other income was driven by increased letter of credit fee income. Annualized total noninterest income, exclusive of gains realized on the sale of securities, was 0.55% of average earning assets for the period compared to 0.61% in the prior year.

Noninterest Expense

	For the Three Months Ended
	Dollars in thousands
	3/31/2014	12/31/2013	$	%	3/31/2013	$	%
Noninterest expense:
Compensation expense	$3,086	$3,180	(94)	(3.0)%	$2,960	126	4.3%
Occupancy and equipment expense	490	499	(9)	(1.8)%	463	27	5.8%
Data processing expense	403	397	6	1.5%	366	37	10.1%
Insurance expense	221	227	(6)	(2.6)%	192	29	15.1%
Professional fees	138	318	(180)	(56.6)%	163	(25)	(15.3)%
Foreclosed asset expense, net	158	852	(694)	(81.5)%	172	(14)	(8.1)%
Other operating expense	837	909	(72)	(7.9)%	800	37	4.6%
Total noninterest expense	$5,333	$6,382	(1,049)	(16.4)%	$5,116	217	4.2%

On a linked quarter basis, noninterest expense declined by $1,049,000 or 16%, driven by an 82% reduction in foreclosed asset expense and a 57% reduction in professional fees. The reduction in foreclosed asset expense is driven by lower general and maintenance expenses as well as $0 in valuation adjustments for the first quarter of 2014 as compared to a $505,000 valuation adjustment in the fourth quarter of 2013. The reduction in professional fees is due to decreased litigation costs.

For the three months ended March 31, 2014, noninterest expense increased $217,000 or 4% as compared to the $5,116,000 recorded for the quarter ended March 31, 2013. The Company's efficiency ratio for the first quarter of 2014 was 65.36% as compared to 65.38% for the same quarter last year. (The efficiency ratio is computed by dividing noninterest expenses by the sum of fully taxable equivalent net interest income and fully taxable equivalent noninterest income, less gains (losses) on the sale of securities). The increase in compensation expense is primarily the result of equity and merit increases for all employees which went into effect January 1, 2014 as well as increased expense associated with the Company's supplemental retirement plan. Occupancy and equipment expense increased as anticipated due to the new Bonsack branch which opened during the fourth quarter of 2013. Increased customer transactions across all business lines drove the increase in data processing expense while increased premiums on our bonds and property insurance as well as new blanket policies for our commercial and residential real estate portfolios contributed to the increase in insurance expense for the quarter.

Senior management remains keenly focused on noninterest expense management. We anticipate further reductions in our noninterest expenses in the coming quarters primarily in the foreclosed asset expense line item as we work through the pending foreclosed asset sales described earlier.

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

Foreclosed assets represent properties and equipment acquired through foreclosure or physical possession. Appraisals are obtained at the time of foreclosure and any necessary write-downs to fair value at the time of transfer to foreclosed assets are charged to the allowance for loan and lease losses.

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

The Company's nonperforming assets decreased 4% or $968,000, from $26,292,000 at December 31, 2013 to $25,324,000 at March 31, 2014 resulting in a reduction in the nonperforming assets to total assets ratio of 27 basis points to 2.92% as compared to 3.19% at December 31, 2013. The following table shows a summary of asset quality balances and related ratios for the three-month periods presented (dollars in thousands):

In thousands	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013
Nonaccrual loans	$2,324	$3,665	$4,171	$5,414	$8,582
Loans past due 90 days or more and still accruing	349	0	0	0	0
Performing restructured loans	2,885	2,922	2,923	2,923	2,924
Foreclosed assets	19,766	19,705	21,115	22,264	22,376
Total nonperforming assets	$25,324	$26,292	$28,209	$30,601	$33,882

Balances
Allowance for loan losses	6,425	7,200	7,430	8,030	8,270
Loans, net of unearned income	584,757	570,360	557,790	552,924	545,876
Total assets	868,724	825,346	795,849	806,339	793,548

Ratios
NPAs to total loans	4.33%	4.61%	5.06%	5.53%	6.21%
NPAs to total assets	2.92%	3.19%	3.54%	3.80%	4.27%
NPAs to total loans & foreclosed assets	4.19%	4.46%	4.87%	5.32%	5.96%
ALL to nonaccrual loans	276.46%	196.45%	178.13%	148.32%	96.36%

Nonaccrual loans
During the first quarter, the Company continued to reduce the levels of impaired loans, past due loans and nonperforming assets. Net charge-offs increased from the same quarter last year due to the charge-off of loans specifically reserved for in prior periods. These charge-offs impacted our historical loss analysis resulting in an increased provision expense for the period.

Nonperforming assets at March 31, 2014 included $2,324,000 in nonaccrual loans, a net decrease of $1,341,000 or 37% from the prior quarter and a net decrease of $6,258,000 or 73% from the prior year. The following table shows the activity in nonaccrual loans for the quarter ended (dollars in thousands):

	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013
Beginning Balance	$3,665	$4,171	$5,414	$8,582	$7,185
Net customer payments	(28)	(528)	(226)	(324)	(797)
Additions	0	64	397	491	3,904
Charge-offs	(1,313)	(42)	(173)	(3)	(7)
Loans returning to accruing status	0	0	0	(3,250)	(94)
Transfers to OREO	0	0	(1,241)	(82)	(1,609)
Ending Balance	$2,324	$3,665	$4,171	$5,414	$8,582

Foreclosed Assets
Nonperforming assets at March 31, 2014 also included $19,766,000 in foreclosed assets, a net increase of $61,000 or 0% from the prior quarter and a net decrease of $2,610,000 or 12% from the prior year. The following table shows the activity in foreclosed assets for the quarter ended (dollars in thousands):

	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013
Beginning Balance	$19,705	$21,115	$22,264	$22,376	$21,364
Additions	0	1	1,162	124	1,609
Capitalized improvements	101	104	426	248	15
Proceeds from sales	(40)	(1,045)	(2,345)	(261)	(633)
Valuation adjustments	0	(505)	(413)	(206)	0
Gains (losses) from sales	0	35	21	(17)	21
Ending Balance	$19,766	$19,705	$21,115	$22,264	$22,376

We anticipate a significant reduction in our foreclosed asset portfolio during the second quarter of 2014 based upon the pending sale of the Ivy Market building to Carilion Clinic for a purchase price of $7.05 million which is equal to our carrying value as of March 31, 2014. Also in conjunction with this closing, we will be moving approximately $1.5 million in foreclosed asset balances to other assets based upon the present value of the tax incentive agreement associated with this property. Additionally, subsequent to quarter-end we sold a residential property held in foreclosed assets at a gain of approximately $23,000. On a proforma basis, these transactions, if they had been completed prior to March 31, 2014, would have reduced our March 31, 2014 total foreclosed asset balance to $10.6 million, a reduction of $9.2 million or 46%.

Past Due Loans
At March 31, 2014, total accruing loans past due 30 - 89 days were $763,000 or 0.1% of total loans, a decrease from $3,612,000, or 0.7%, one year ago. In comparison to December 31, 2013, total accruing loans past due 30 - 89 days decreased $232,000. There was one loan past due greater than 90 days and accruing interest at March 31, 2014 totaling $349,000. The borrower has accepted a sales contract on the property securing this loan and we received payment of all principal and interest balances due upon the sale of the property in early May.

On a proforma basis combining nonaccruals, accruing loans past due greater than 90 days, foreclosed assets and TDRs, these transactions, if they had been completed prior to March 31, 2014, would have reduced our total nonperforming assets to $15.9 million and our nonperforming assets to total assets ratio to approximately 1.83%.

Troubled Debt Restructurings ("TDRs")
The total recorded investment in TDRs as of March 31, 2014 was $2,885,000, a decline of $37,000 from the $2,922,000 at December 31, 2013 and a $39,000 decline from the $2,924,000 at March 31, 2013. All TDRs were performing at March 31, 2014, December 31, 2013 and March 31, 2013.

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

Provision/Charge-offs
The Company recorded a $518,000 provision for loan losses during the first quarter of 2014, as compared to a provision of $195,000 for the same period last year. The Company recorded net charge-offs of $1,293,000 during the first quarter of 2014 as compared to net recoveries of $15,000 for the first quarter of 2013. The increase in charge-offs from the prior year related to loans that were previously considered impaired and specifically reserved for in prior periods.

Allowance for Loan Losses
The ratio of allowance for loan and lease losses as a percentage of total loans decreased from 1.51% at March 31, 2013 and 1.26% at December 31, 2013 to 1.10% at March 31, 2014. The decrease in the allowance and related ratios was primarily attributable to the charge-off of impaired loans specifically reserved for in prior periods and improving credit quality metrics.

Impaired loans have declined from $26,823,000 at March 31, 2013 and $19,906,000 at December 31, 2013 to $18,608,000 at March 31, 2014. The nonaccrual loan coverage ratio is at its highest level since 2006 at 276% at March 31, 2014, an increase from 96% from the same quarter last year and 196% at December 31, 2013. The current level of the allowance for loan losses reflects specific reserves related to impaired loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses.

Higher Risk Loans
Certain types of loans, such as option ARM products, interest-only loans, sub-prime loans, and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  We do not offer option ARM, interest-only, or sub-prime mortgage loans.

Junior-lien mortgages can also be considered higher risk loans and our junior lien portfolio currently consists of balances totaling $22,778,000 (3.9% of total portfolio) at March 31, 2014.  Loans included in this category that were initially made with high loan-to-value ratios of 100% or greater have current balances totaling $1,731,000 at March 31, 2014.  Since 2003, we have experienced net charge-offs totaling $972,000 in junior lien mortgages.

Financial Condition

Total assets at March 31, 2014 were $868,724,000, an increase of $43,378,000 or 5% from $825,346,000 at December 31, 2013.  The principal components of the Company’s assets at the end of the period were $24,562,000 in cash and cash equivalents, $180,654,000 in securities available-for-sale, $21,507,000 in securities held-to-maturity and $584,757,000 in gross loans.  Total assets at December 31, 2013 were $825,346,000 with the principal components consisting of $16,362,000 in cash and cash equivalents, $159,861,000 in securities available-for-sale, $21,992,000 in securities held-to-maturity and $570,360,000 in gross loans.

Total liabilities at March 31, 2014 were $816,395,000, an increase of $39,969,000 or 5% from $776,426,000 at December 31, 2013.  Deposits increased $20,696,000 or 3% to $697,731,000 from the $677,035,000 level at December 31, 2013.  Total shareholders’ equity at March 31, 2014 was $52,329,000, an increase of $3,409,000 or 7% from $48,920,000 at December 31, 2013. The Company’s tangible book value per share (defined as total capital, including AOCI, divided by outstanding common shares) increased 6% from $10.22 at December 31, 2013 to $10.86 at March 31, 2014.

Capital Adequacy
The management of capital in a regulated financial services industry must properly balance return on equity to shareholders while maintaining sufficient capital levels and related risk-based capital ratios to satisfy regulatory requirements. The Company's capital management strategies have been developed to provide attractive rates of returns to shareholders, while maintaining its "well-capitalized" position at the banking subsidiary. The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared.  The Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.04 per share, payable June 2, 2014 to common shareholders of record May 15, 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  As of March 31, 2014 and December 31, 2013, the Company and the subsidiary bank met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized”.  These capital amounts and ratios are included in Note 11 of the consolidated financial statements incorporated by reference herein.

Interest Rate Risk
Interest rate risk is the exposure to fluctuations in the Company’s future earnings (earnings at risk) and value (economic value at risk) resulting from changes in interest rates.  This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayments and contractual interest rate changes.  At March 31, 2014 the Company remains asset sensitive as simulation results indicate that net interest income would rise by approximately 3% if rates were to rise 200 basis points. For a further discussion on interest rate risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Liquidity
One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity.  Liquidity measures our ability to meet our maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for customers’ credit needs.  Liquidity represents a financial institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.  We sell excess funds overnight to provide an immediate source of liquidity and as of March 31, 2014 we had a total of $15,265,000 in overnight funds at the Reserve Bank.   The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The secondary liquidity source for both short-term and long-term borrowings consists of a secured line of credit from the Federal Home Loan Bank (“FHLB”).  At March 31, 2014, the line of credit had $63,000,000 outstanding under a total available line of $87,556,000.  Borrowings from the FHLB are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral.  We use the line of credit periodically to cover short-term fluctuations in our municipality deposit portfolio, as evidenced by the $20,000,000 increase in short-term borrowings during the first three months of 2014. Additionally, we have an established line of credit with the Reserve Bank’s Discount Window that had no outstanding balance under a total available line of $50,535,000 at March 31, 2014.  Borrowings from the FRB Discount Window are secured by a collateral agreement on a pledged portion of the Bank’s commercial and real estate construction collateral.

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

Outlook
Looking ahead, our balance sheet strategies remain focused on improving credit quality metrics, generating quality loan and deposit growth, controlling our cost of funding, conservative capital planning and now more than ever, balance sheet management as we likely head into a rising rate environment. Our balance sheet remains asset sensitive and our ALM models show increasing levels of profitability in a rising rate scenario. All of these items are key components of our long-term strategic plan. We do remain concerned about margin compression.

Our growth strategies include additional organic growth through de novo branching, possible loan production offices in adjacent communities and if the right opportunity presented itself, whole-bank acquisitions. We agree with most industry observers who believe we will see increased merger activity in the community banking space as many banks look to partner with culturally compatible banks to improve economies of scale to mitigate uncompetitive efficiency ratios, offset anemic organic loan growth by having increased lending limits and to increase stock liquidity and returns for their shareholders.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In the normal course of business the Bank may be involved in various legal proceedings.  Management believes that the ultimate resolution of these proceedings, in the aggregate, will not have a material adverse effect on the business or the financial position, liquidity or results of operations of the Company.

Item 1A.  Risk Factors.

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number	Description
3.1	Articles of Amendment to the Company's Articles of Incorporation, attached as Exhibit 3.1 to the Current Report on Form 8-K filed April 1, 2014 and incorporated herein by reference

3.2	Bylaws, as amended and restated March 27, 2014, attached as Exhibit 3.2 to the Current Report on Form 8-K filed April 1, 2014 and incorporated by reference herein.

10.1	Amendment to Supplemental Retirement Plan, dated March 27, 2014, attached as Exhibit 10.1 to the Current Report on Form 8-K filed April 1, 2014 and incorporated by reference herein.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, is formatted in XBRL interactive data files:  (i) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iii) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

May 13, 2014	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief Executive Officer

May 13, 2014	/s/ Kimberly B. Snyder
Date	Kimberly B. Snyder, Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment to the Company's Articles of Incorporation, attached as Exhibit 3.1 to the Current Report on Form 8-K filed April 1, 2014 and incorporated herein by reference

3.2	Bylaws, as amended and restated March 27, 2014, attached as Exhibit 3.2 to the Current Report on Form 8-K filed April 1, 2014 and incorporated by reference herein.

10.1	Amendment to Supplemental Retirement Plan, dated March 27, 2014, attached as Exhibit 10.1 to the Current Report on Form 8-K filed April 1, 2014 and incorporated by reference herein.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, is formatted in XBRL interactive data files:  (i) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iii) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

*  Filed herewith.