Form 10-Q
period 2014-06-30
VALLEY FINANCIAL CORP /VA/
filed 2014-08-14
CIK 921590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Quarterly Period Ended	June 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to_____________________________________

Commission File Number:  000-28342
VALLEY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1702380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

36 Church Avenue, S.W.
Roanoke, Virginia	24011
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☑

At August 1, 2014, 4,818,465 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION
FORM 10-Q
June 30, 2014

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY FINANCIAL CORPORATION
Consolidated Balance Sheets
(In 000s, except share data)

	(Unaudited)	(Audited)
Assets	June 30, 2014	December 31, 2013
Cash and due from banks	$10,117	$11,404
Interest bearing deposits	29,145	4,958
Total cash and cash equivalents	39,262	16,362
Securities available for sale	197,083	159,861
Securities held to maturity (fair value 12/31/13: $22,471)	0	21,992
Loans, net of allowance for loan losses, 6/30/14: $6,640; 12/31/13: $7,200	595,794	563,160
Foreclosed assets	10,599	19,705
Premises and equipment, net	9,425	9,722
Bank owned life insurance	19,205	18,872
Accrued interest receivable	2,339	2,576
Other assets	13,382	13,096
Total assets	$887,089	$825,346
Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$33,985	$21,237
Interest bearing deposits	673,890	655,798
Total deposits	707,875	677,035
Securities sold under agreements to repurchase	23,897	22,397
FHLB borrowings	58,000	43,000
Junior subordinated notes	27,416	27,476
Accrued interest payable	410	424
Other liabilities	13,900	6,094
Total liabilities	831,498	776,426
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2014 and December 31, 2013	0	0
Common stock, no par value; 10,000,000 shares authorized; 4,818,465 shares issued and outstanding at June 30, 2014 and 4,787,605 shares issued and outstanding at December 31, 2013	22,976	22,626
Retained earnings	33,772	30,897
Accumulated other comprehensive loss	(1,157)	(4,603)
Total shareholders' equity	55,591	48,920
Total liabilities and shareholders' equity	$887,089	$825,346
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Income Statements
(In 000s, except share and per share data)

	Three Months Ended (Unaudited)		Six Months Ended (Unaudited)
	6/30/2014	6/30/2013	6/30/2014	6/30/2013
Interest income
Interest and fees on loans	$6,931	$6,832	$13,709	$13,672
Interest on securities - taxable	991	831	2,029	1,531
Interest on securities - nontaxable	183	155	372	295
Interest on deposits in banks	10	7	13	13
Total interest income	8,115	7,825	16,123	15,511
Interest expense
Interest on deposits	578	670	1,142	1,352
Interest on borrowings	539	408	1,073	826
Total interest expense	1,117	1,078	2,215	2,178
Net interest income	6,998	6,747	13,908	13,333
Provision for loan losses	1,039	(130)	1,557	65
Net interest income after provision for loan losses	5,959	6,877	12,351	13,268
Noninterest income
Service charges on deposit accounts	532	452	984	867
Mortgage fee income	137	213	229	396
Brokerage fee income, net	244	259	491	499
Bank owned life insurance income	168	167	333	332
Realized gain on sale of securities	714	0	721	68
Other income	265	214	377	293
Total noninterest income	2,060	1,305	3,135	2,455
Noninterest expense
Compensation expense	3,076	2,970	6,162	5,930
Occupancy and equipment expense	470	459	960	922
Data processing expense	415	382	818	748
Insurance expense	227	210	448	402
Professional fees	178	199	316	362
Foreclosed asset expense, net	242	329	400	501
Other operating expense	928	860	1,765	1,660
Total noninterest expense	5,536	5,409	10,869	10,525
Income before income taxes	2,483	2,773	4,617	5,198
Income tax expense	739	845	1,357	1,577
Net income	$1,744	$1,928	$3,260	$3,621
Preferred dividends and accretion of discounts on warrants	0	198	—	425
Net income available to common shareholders	$1,744	$1,730	$3,260	$3,196
Earnings per share
Basic earnings per common share	$0.36	$0.36	$0.68	$0.67
Diluted earnings per common share	$0.36	$0.35	$0.67	$0.65
Weighted average common shares outstanding	4,818,209	4,789,813	4,812,299	4,784,631
Diluted average common shares outstanding	4,871,295	4,920,264	4,863,181	4,908,923
Dividends declared per common share	$0.04	$0.035	$0.08	$0.07
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(In 000s)

	Three Months Ended (Unaudited)		Six Months Ended (Unaudited)
	6/30/2014	6/30/2013	6/30/2014	6/30/2013
Net Income	$1,744	$1,928	$3,260	$3,621
Other comprehensive income (loss) ("OCI"):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	3,404	(5,289)	6,063	(5,667)
Tax related to unrealized (gains) losses	(1,157)	1,798	(2,061)	1,927
Reclassification adjustment for realized gains included in net income	(714)	0	(721)	(68)
Tax related to realized gains	243	0	245	23
Holding gains on securities transferred to HTM from AFS:
Holding gains amortized during period	(119)	(1)	(120)	(2)
Tax related to amortized holding gains	40	0	41	1
Total other comprehensive income (loss)	1,697	(3,492)	3,447	(3,786)
Total comprehensive income (loss)	$3,441	$(1,564)	$6,707	$(165)
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(In 000s)

	Six Months Ended (Unaudited)
	6/30/2014	6/30/2013
Cash flows from operating activities
Net income	$3,260	$3,621
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	1,557	65
Depreciation and amortization of bank premises, equipment and software	413	408
Net amortization of bond premiums/discounts	748	822
Stock compensation expense	291	209
Net gains on sale of securities	(721)	(68)
Net losses and impairment writedowns on foreclosed assets and premises	19	202
Increase in value of life insurance contracts	(333)	(333)
(Increase) decrease in other assets	1,469	(2,021)
Increase (decrease) in other liabilities	7,792	(18)
Net cash and cash equivalents provided by operating activities	14,495	2,887
Cash flows from investing activities
Purchases of bank premises, equipment and software	(102)	(811)
Purchases of securities available-for-sale	(42,904)	(59,873)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	30,581	25,704
Proceeds from maturities, calls, and paydowns of securities held-to-maturity	512	2,248
Proceeds from sale of foreclosed assets	7,790	894
Capitalized costs related to foreclosed assets	(143)	(263)
Increase in loans, net	(34,283)	(12,942)
Net cash and cash equivalents used in investing activities	(38,549)	(45,043)
Cash flows from financing activities
Increase in non-interest bearing deposits	12,748	2,831
Increase in interest bearing deposits	18,092	42,043
Proceeds from borrowings, net	15,000	0
Principal payments made on junior subordinated notes	(60)	0
Increase in securities sold under agreements to repurchase	1,500	729
Net proceeds from issuance of common stock	24	4
Redemptions of preferred stock	0	(3,200)
Excess tax benefits from share-based payment agreements	35	52
Purchase and retirement of treasury stock	0	(54)
Cash dividends paid	(385)	(676)
Net cash and cash equivalents provided by financing activities	46,954	41,729
Net increase (decrease) in cash and cash equivalents	22,900	(427)
Cash and cash equivalents at beginning of period	16,362	19,803
Cash and cash equivalents at end of period	$39,262	$19,376
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,229	$2,180
Cash paid during the period for income taxes	$1,012	$1,782
Noncash financing and investing activities
Transfer of loans to foreclosed property	$34	$1,733
Transfer of foreclosed assets to other assets	$1,474	$0
Transfer of HTM securities into the AFS security portfolio	$21,482	$0
See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)
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

Recent and Future Accounting Considerations
In January 2014, the FASB amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual period beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments will be effective for the Company for the first interim or annual period beginning after December 15, 2014. The Company will apply the guidance by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)
(In thousands, except share and per share data)

In June 2014, the FASB issued guidance which clarifies that performance targets associated with stock compensation should be treated as a performance condition and should not be reflected in the grant date fair value of the stock award. The amendments will be effective for the Company for fiscal years that begin after December 15, 2015. The Company will apply the guidance to all stock awards granted or modified after the amendments are effective. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.
Note 2.  Securities

The carrying values, unrealized gains, unrealized losses, and approximate fair values of available-for-sale and held-to-maturity investment securities at June 30, 2014 are shown in the tables below. As of June 30, 2014, investment securities with amortized costs and fair values of $118,671 and $117,189 respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

On May 30, 2014, the Company transferred all of its investment and mortgage-backed securities classified as held to maturity to available for sale. Based on changes in the current rate environment, management elected this change in an effort to more effectively manage the investment portfolio, including subsequently selling some securities that were formerly classified as held to maturity. The amortized cost of the securities that were transferred totaled $21,482 and the net unrealized gain related to these securities totaled $961 on the date of the transfer. As a result of the transfer and subsequent sales, the Company believes it has tainted its held to maturity classification and judgment will be required in the future in determining when circumstances have changed such that management can assert with a great degree of credibility that it has the intent and ability to hold debt securities to maturity. Based on this guidance, the Company does not expect to classify any securities as held to maturity within the near future.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale (“AFS”) as of June 30, 2014 and December 31, 2013 were as follows:

	Amortized	Unrealized	Unrealized
June 30, 2014	Cost	Gains	Losses	Fair Values
U.S. Government and federal agency	$14,621	$127	$(308)	$14,440
Government-sponsored enterprises *	33,575	4	(1,223)	32,356
Mortgage-backed securities	99,497	451	(796)	99,152
Collateralized mortgage obligations	11,939	52	(72)	11,919
States and political subdivisions	39,204	544	(532)	39,216
	$198,836	$1,178	$(2,931)	$197,083

December 31, 2013
U.S. Government and federal agency	$10,844	$13	$(550)	$10,307
Government-sponsored enterprises *	33,580	0	(2,269)	31,311
Mortgage-backed securities	74,375	132	(2,118)	72,389
Collateralized mortgage obligations	9,261	40	(107)	9,194
States and political subdivisions	38,896	0	(2,236)	36,660
	$166,956	$185	$(7,280)	$159,861
* Such as FNMA, FHLMC and FHLB.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)
(In thousands, except share and per share data)

There were no securities classified as held-to-maturity (“HTM”) as of June 30, 2014. The amortized costs, gross unrealized gains and losses, and approximate fair values of securities HTM as of December 31, 2013 were as follows:

December 31, 2013
U.S. Government and federal agency	$7,470	$161	$(76)	$7,555
Mortgage-backed securities	147	9	0	156
Collateralized mortgage obligations	93	5	0	98
States and political subdivisions	14,282	407	(27)	14,662
	$21,992	$582	$(103)	$22,471

The following tables present the maturity ranges of AFS securities as of June 30, 2014 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

Investment Portfolio Maturity Distribution
	Available-for-Sale
	Amortized	Fair
In thousands	Costs	Value	Yield
U.S. Government and federal agency:
After five but within ten years	$8,843	$8,738	2.60%
After ten years	5,778	5,702	2.72%
Government-sponsored enterprises:
After one but within five years	7,555	7,417	1.27%
After five but within ten years	16,047	15,682	1.79%
After ten years	9,973	9,257	2.83%
Obligations of states and subdivisions:
After one but within five years	1,282	1,308	2.44%
After five but within ten years	16,569	16,589	2.62%
After ten years	21,353	21,319	3.50%
Mortgage-backed securities	99,497	99,152	2.25%
Collateralized mortgage obligations	11,939	11,919	2.39%
Total	$198,836	$197,083

Total Securities by Maturity Period
After one but within five years	$8,837	$8,725
After five but within ten years	41,459	41,009
After ten years	37,104	36,278
Mortgage-backed securities*	99,497	99,152
Collateralized mortgage obligations*	11,939	11,919
Total by Maturity Period	$198,836	$197,083

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)
(In thousands, except share and per share data)

The following tables detail unrealized losses and related fair values in the Company’s AFS and HTM investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2014 and December 31, 2013, respectively.

	Temporarily Impaired Securities in AFS Portfolio
In thousands	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
June 30, 2014	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government and federal agency	$0	$0	$7,552	$(308)	$7,552	$(308)
Government-sponsored enterprises	0	0	26,402	(1,223)	26,402	(1,223)
Mortgage-backed securities	12,290	(49)	34,884	(747)	47,174	(796)
Collateralized mortgage obligations	2,595	(11)	1,937	(61)	4,532	(72)
States and political subdivisions	2,219	(12)	15,697	(520)	17,916	(532)
	$17,104	$(72)	$86,472	$(2,859)	$103,576	$(2,931)

December 31, 2013
U.S. Government and federal agency	$9,287	$(550)	$0	$0	$9,287	$(550)
Government-sponsored enterprises	16,797	(1,236)	11,064	(1,033)	27,861	(2,269)
Mortgage-backed securities	62,336	(2,019)	1,777	(99)	64,113	(2,118)
Collateralized mortgage obligations	5,050	(107)	5	0	5,055	(107)
States and political subdivisions	30,950	(1,744)	4,838	(492)	35,788	(2,236)
	$124,420	$(5,656)	$17,684	$(1,624)	$142,104	$(7,280)

Temporarily Impaired Securities in HTM Portfolio
In thousands	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
December 31, 2013	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government and federal agency	$2,387	$(76)	$0	$0	$2,387	$(76)
States and political subdivisions	1,842	(27)	0	0	1,842	(27)
	$4,229	$(103)	$0	$0	$4,229	$(103)

There were no securities classified as HTM as of June 30, 2014.

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary.  Consideration is given to (1)the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At June 30, 2014, there were fifty-six securities in the AFS portfolio with an unrealized loss for a period greater than 12 months of $2,859. As of June 30, 2014, management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.  Accordingly, as of June 30, 2014, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company's consolidated income statement.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)
(In thousands, except share and per share data)

Note 3.  Loans and Allowance for Loan and Lease Losses

The major components of loans in the consolidated balance sheets at June 30, 2014 and December 31, 2013 are as follows:

In thousands	6/30/2014	12/31/2013
Commercial	$91,954	$88,119
Real estate:
Commercial real estate	288,793	278,215
Construction real estate	48,585	44,368
Residential real estate	168,915	155,280
Consumer	4,203	4,336
Deferred loan fees, net	(16)	42
Gross loans	602,434	570,360
Allowance for loan losses	(6,640)	(7,200)
Net loans	$595,794	$563,160

Substantially all one-four family residential and commercial real estate loans collateralize the line of credit available from the Federal Home Loan Bank and substantially all commercial and construction loans collateralize the line of credit with the Federal Reserve Bank of Richmond Discount Window.  The aggregate amount of deposit overdrafts that have been reclassified as loans and included in the consumer category in the above table as of June 30, 2014 and December 31, 2013 was $127 and $82, respectively.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate market or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus income producing loans. At June 30, 2014, approximately 41% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties and 51% was secured by income-producing properties.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)
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

Residential real estate loans are secured by deeds of trust on 1-4 family residential properties.  The Bank also serves as a correspondent lender for residential real estate loans placed in the secondary market.  There are occasions when a borrower or the real estate does not qualify under secondary market criteria, but the loan request represents a reasonable credit risk.  On these occasions, if the loan meets the Bank’s internal underwriting criteria, the loan will be closed and placed in the Company’s portfolio.  Residential real estate loans carry risk associated with the continued credit-worthiness of the borrower and changes in the value of collateral.

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)
(In thousands, except share and per share data)

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

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following schedule is an aging of past due loans receivable by portfolio segment as of June 30, 2014 and December 31, 2013:

In thousands	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days, Accruing
June 30, 2014
Commercial	$0	$46	$201	$247	$91,707	$91,954	$0
Commercial real estate
Owner occupied	28	0	0	28	117,609	117,637	0
Income producing	4,097	0	1,288	5,385	140,845	146,230	0
Multifamily	0	0	0	0	24,926	24,926	0
Construction real estate
1 - 4 Family	0	0	479	479	17,737	18,216	0
Other	70	0	3,510	3,580	25,488	29,068	0
Farmland	0	0	0	0	1,301	1,301	0
Residential real estate
Equity Lines	143	0	49	192	26,416	26,608	0
1 - 4 Family	235	0	0	235	133,934	134,169	0
Junior Liens	22	0	0	22	8,116	8,138	0
Consumer
Credit Cards	14	14	0	28	1,287	1,315	0
Other	4	0	5	9	2,879	2,888	0
Deferred loan fees, net	0	0	0	0	(16)	(16)	0
Total	$4,613	$60	$5,532	$10,205	$592,229	$602,434	$0

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)
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

As noted in the chart above, total loans past due 30-59 days increased from December 31, 2013 to June 30, 2014 by $3,732 from $881 to $4,613. The increase in total accruing loans past due 30-59 days is primarily due to a related entity of the borrower moved to nonaccrual status during the quarter. The Company has downgraded the related entity to impaired status and negotiated a forbearance agreement to allow the borrower sufficient time to bring the notes current and/or sell one or more pieces of real estate collateralizing the loan.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)
(In thousands, except share and per share data)

Nonaccrual Loans.  Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. Loans will be placed on nonaccrual status automatically when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection.  In this case, the loan will continue to accrue interest despite its past due status.  When interest accrual is discontinued, all unpaid accrued interest is reversed and any subsequent payments received are applied to the outstanding principal balance. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The following is a schedule of loans receivable, by portfolio segment, on nonaccrual status as of June 30, 2014 and December 31, 2013:

In thousands	June 30, 2014	December 31, 2013
Commercial	$201	$383
Commercial real estate
Income Producing	1,288	0
Construction real estate
1 - 4 Family	479	0
Other	3,510	3,161
Residential real estate
Equity Lines	49	54
1 - 4 Family	0	62
Consumer
Other	5	5
Total	$5,532	$3,665
Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $140 during the six months ended June 30, 2014; $222 during the year ended December 31, 2013, and $164 during the six months ended June 30, 2013.  There were four restructured loans totaling $2,884 at June 30, 2014 compared to the four restructured loans totaling $2,922 at December 31, 2013.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)
(In thousands, except share and per share data)

Impaired Loans.  Impaired loans are identified by the Company as loans in which it is determined to be probable that the borrower will not make interest and principal payments according to the contract terms of the loan.  In determining impaired loans, our credit administration department reviews past-due loans, examiner classifications, Bank classifications, and a selection of other loans to provide evidence as to whether the loan is impaired.  All loans rated as substandard are evaluated for impairment by the Bank’s Allowances for Loan and Lease Losses (“ALLL”) Committee.  Once classified as impaired, the ALLL Committee individually evaluates the total loan relationship, including a detailed collateral analysis, to determine the reserve appropriate for each one.  Any potential loss exposure identified in the collateral analysis is set aside as a specific reserve (valuation allowance) in the allowance for loan and lease losses.  If the impaired loan is subsequently resolved and it is determined the reserve is no longer required, the specific reserve will be taken back into income during the period the determination is made.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans as of June 30, 2014 and December 31, 2013 are set forth in the following table:

In thousands	Recorded Investment	Unpaid Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2014
With no related allowance:
Commercial	$1,645	$1,933	$0	$1,683	$35
Commercial real estate
Owner occupied	5,146	5,146	0	5,183	165
Income producing	8,576	8,576	0	8,642	222
Construction real estate
1 - 4 Family	479	580	0	579	3
Other	4,852	8,718	0	6,098	55
Farmland	167	167	0	169	5
Residential real estate
Equity Lines	138	147	0	142	1
1 - 4 Family	662	718	0	724	19
Consumer
Other	5	10	0	5	0
Total loans with no allowance	$21,670	$25,995	$0	$23,225	$505

Total loans with an allowance	$0	$0	$0	$0	$0
Total:
Commercial	$1,645	$1,933	$0	$1,683	$35
Commercial real estate	13,722	13,722	0	13,825	387
Construction real estate	5,498	9,465	0	6,846	63
Residential real estate	800	865	0	866	20
Consumer	5	10	0	5	0
Totals	$21,670	$25,995	$0	$23,225	$505

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)
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

Cash basis interest income on impaired loans was $549 for the six months ended June 30, 2014 and $1,011 for the year ended December 31, 2013.

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
June 30, 2014 (Unaudited)
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
June 30, 2014 (Unaudited)
(In thousands, except share and per share data)

As of  June 30, 2014 and December 31, 2013, and based on the most recent analysis performed at those dates, the risk category of loans and leases is as follows:

Internal Risk Rating Grades
In thousands	1-4	5	6	7	8
June 30, 2014
Commercial	$25,917	$63,755	$637	$1,444	$201
Commercial real estate
Owner occupied	34,447	73,411	2,890	6,889	0
Income producing	19,138	114,631	3,055	9,406	0
Multifamily	13,579	11,347	0	0	0
Construction real estate
1 - 4 Family	5,026	10,422	1,236	1,532	0
Other	154	21,206	566	5,707	1,435
Farmland	214	920	0	167	0
Totals	$98,475	$295,692	$8,384	$25,145	$1,636
Total:
Commercial	$25,917	$63,755	$637	$1,444	$201
Commercial real estate	67,164	199,389	5,945	16,295	0
Construction real estate	5,394	32,548	1,802	7,406	1,435
Totals	$98,475	$295,692	$8,384	$25,145	$1,636

December 31, 2013
Commercial	$22,054	$63,329	$765	$1,971	$0
Commercial real estate
Owner occupied	36,025	70,048	2,694	7,370	0
Income producing	14,921	110,200	3,155	9,063	0
Multifamily	13,690	11,049	0	0	0
Construction real estate
1 - 4 Family	3,921	10,809	1,129	1,580	0
Other	874	14,943	441	9,188	0
Farmland	220	1,092	0	171	0
Totals	$91,705	$281,470	$8,184	$29,343	$0
Total:
Commercial	$22,054	$63,329	$765	$1,971	$0
Commercial real estate	64,636	191,297	5,849	16,433	0
Construction real estate	5,015	26,844	1,570	10,939	0
Totals	$91,705	$281,470	$8,184	$29,343	$0

The loan classified as doubtful (risk rated 8) at June 30, 2014 is secured by land that is currently involved in litigation between the land owner and the Virginia Department of Transportation ("VDOT") regarding an imminent domain action brought by VDOT. The current appraisal supports the carrying value at June 30, 2014. There are no loans classified as 9 as of June 30, 2014 or December 31, 2013.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)
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

Risk Based on Payment Activity	Performing		Non-Performing
In thousands	6/30/2014	12/31/2013	6/30/2014	12/31/2013
Residential real estate
Equity Lines	$26,559	$27,180	$49	$54
1 - 4 Family	134,169	120,004	0	62
Junior Liens	8,138	7,980	0	0
Consumer
Credit Cards	1,315	1,329	0	0
Other	2,883	3,002	5	5
Totals	$173,064	$159,495	$54	$121
Total:
Residential real estate	$168,866	$155,164	$49	$116
Consumer	4,198	4,331	5	5
Totals	$173,064	$159,495	$54	$121

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
June 30, 2014 (Unaudited)
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

Historical Valuation
Historical valuation allowances are calculated based on the historical loss experience of specific types of loans at the time they were charged-off. The Company uses a rolling 8-quarter analysis to determine its historical loss ratio for the specific pool. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the average balance of loans in the pool for the respective quarter. The loss factors used at June 30, 2014 and December 31, 2013 are as follows:

	6/30/2014	12/31/2013
Commercial	0.257%	0.210%
Commercial real estate - Owner occupied	0.000%	0.000%
Commercial real estate - Income producing	0.000%	0.000%
Commercial real estate - Multifamily	0.003%	0.000%
Construction real estate - 1-4 Family	0.668%	0.420%
Construction real estate - Other	5.469%	2.230%
Construction real estate - Farmland	0.000%	0.000%
Residential real estate - Equity lines	0.257%	0.260%
Residential real estate - 1-4 Family	0.144%	0.360%
Residential real estate - Junior Liens	0.000%	0.000%
Consumer & credit cards	0.795%	0.590%
Loans held for sale	0.000%	0.000%

The Company applies the historical loss ratios to balances of all loans within each category to establish the reserve needed for this section of the allowance calculation. All impaired loans are excluded from this calculation as they are individually evaluated in the specific valuation section as described above.

As can be seen from the above table, the loss factors changed in several categories at June 30, 2014 as compared to December 31, 2013 based upon historical charge-offs experienced during the respective 8-quarter look-back periods.    The most significant change is in the construction real estate - other category as $1,881 of the $2,117 net charge-offs for the 2014 were in this category. The net effect of these changes is an approximate $408 increase in the reserve requirement for the historical valuation section of the allowance calculation at June 30, 2014. The remaining $340 increase in the historical loss section is due to loan growth in all of the categories.

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)
(In thousands, except share and per share data)

appropriate general valuation allowance, based on the risk assessment performed by management and the loss factors established.  Loans identified as losses by management, internal loan review and/or regulatory examiners are charged-off.

Environmental Factors	6/30/2014	3/31/2014	12/31/2013
Levels and trends in credit quality	0.175%	0.20%	0.15%
Trends in volume of loans	1.35%	1.25%	1.00%
Experience, ability, and depth of lending management and staff	0.00%	0.00%	0.00%
Local economic trends and conditions	0.20%	0.20%	0.25%
Credit concentration risk	0.05%	0.05%	0.05%
Current industry conditions/general economic conditions	0.05%	0.10%	0.10%
Commercial Real Estate Devaluation	0.20%	0.25%	0.25%
Residential Real Estate Devaluation	0.15%	0.15%	0.15%
Credit concentration risk - large relationships > $8 Million	0.30%	0.30%	0.30%

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

As anticipated, during the second quarter, the ALLL Committee reduced the risk assessment from high to medium (and corresponding loss factor) for credit quality trends based upon the continued improvement in nonperforming assets, watchlist, and regulatory capital ratios. While the Company did see an increase in impaired loans, nonaccrual loans and past due loans at June 30, 2014, the increases were all related to one borrower (two separate entities) and the Company has recognized the known loss exposure with the charge-offs taken in the second quarter. The Company increased the loss factor for trends in volume of loans based upon the 9% loan growth during the past twelve month period. Finally, the Company reduced the loss factor for commercial real estate devaluation based upon current market conditions. The net effect of these changes on the increased balances is an approximate $189 decrease in the environmental factor section of the allowance calculation as compared to March 31, 2014.

As a result of the Company's analysis, changes in the allowance for loan losses for the six months ended June 30, 2014 by segment are as follows:

In thousands	Beginning				Ending
June 30, 2014	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$544	$(157)	$6	$162	$555
Commercial real estate	2,587	0	0	130	2,717
Construction real estate	2,894	(1,982)	12	1,526	2,450
Residential real estate	1,081	(25)	30	(333)	753
Consumer	50	(3)	2	16	65
Unallocated	44	0	0	56	100
Total	$7,200	$(2,167)	$50	$1,557	$6,640

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)
(In thousands, except share and per share data)

As of June 30, 2014 and December 31, 2013, loans individually and collectively evaluated for impairment, by loan portfolio segment, and the corresponding allowance are as follows:

	Individually Evaluated for Impairment
	6/30/2014		12/31/2013
In thousands	Allowance	Total Loans	Allowance	Total Loans
Commercial	$0	$1,645	$0	$1,570
Commercial real estate	0	13,722	0	9,720
Construction real estate	0	5,498	1,337	7,611
Residential real estate	0	800	20	992
Consumer	0	5	0	13
Total	$0	$21,670	$1,357	$19,906

	Collectively Evaluated for Impairment
	6/30/2014		12/31/2013
In thousands	Allowance	Total Loans	Allowance	Total Loans
Commercial	$555	$90,309	$544	$86,549
Commercial real estate	2,717	275,071	2,587	268,495
Construction real estate	2,450	43,087	1,557	36,757
Residential real estate	753	168,115	1,061	154,288
Consumer	65	4,198	50	4,323
Unallocated	100	(16)	44	42
Total	$6,640	$580,764	$5,843	$550,454

Troubled Debt Restructurings ("TDRs”)

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances.  Loan modifications that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification.  The loans included in all loan classes as TDRs at June 30, 2014 had either an interest rate modification or a deferral of principal payments, which we consider to be a concession.  All loans designated as TDRs were modified due to financial difficulties experienced by the borrower.

There were no TDRs identified during the three months ending June 30, 2014 and 2013.

TDR Defaults are those TDRs that were greater than 90 days past due, and aligns with our internal definition of default for those loans not identified as TDRs.  The Company did not experience any TDR defaults during the three month periods ended June 30, 2014 or 2013.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)
(In thousands, except share and per share data)

Note 4.  Foreclosed Assets

The following table summarizes the activity in foreclosed assets for the six months ended June 30, 2014 and the year ended December 31, 2013:

	6/30/2014	12/31/2013
Balance, beginning of period	$19,705	$21,364
Additions	34	2,896
Capitalized items	143	794
Sales	(7,790)	(4,284)
Transfers to other assets (1)	(1,474)	0
Valuation adjustments	(32)	(1,125)
Gain (loss)	13	60
Balance, end of period	$10,599	$19,705
(1) Transfers to Other Assets represents the net present value of cash flow proceeds of a tax incentive agreement associated with a building that was sold during the second quarter.

Note 5.  Earnings Per Share

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options.  The following tables summarize earnings per share and the shares utilized in the computations for the three months ended June 30, 2014 and 2013, respectively:

	Net Income Available to Common Shareholders (000s)	Weighted Average Common Shares	Per Share Amount
Quarter ended June 30, 2014
Basic earnings per common share	$1,744	4,818,209	$0.36
Effect of dilutive stock options		53,086
Effect of dilutive stock warrants		0
Diluted earnings per common share	$1,744	4,871,295	$0.36

Quarter ended June 30, 2013
Basic earnings per common share	$1,730	4,789,813	$0.36
Effect of dilutive stock options		39,354
Effect of dilutive stock warrants		91,097
Diluted earnings per common share	$1,730	4,920,264	$0.35

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)
(In thousands, except share and per share data)

The following tables summarize earnings per share and the shares utilized in the computations for the six months ended June 30, 2014 and 2013, respectively:

	Net Income Available to Common Shareholders (000s)	Weighted Average Common Shares	Per Share Amount
Year to date June 30, 2014
Basic earnings per common share	$3,260	4,812,299	$0.68
Effect of dilutive stock options		50,882
Effect of dilutive stock warrants		0
Diluted earnings per common share	$3,260	4,863,181	$0.67

Year to date June 30, 2013
Basic earnings per common share	$3,196	4,784,631	$0.67
Effect of dilutive stock options		37,866
Effect of dilutive stock warrants		86,426
Diluted earnings per common share	$3,196	4,908,923	$0.65

Note 6.  Stock Based Compensation

The Company has two share-based compensation plans, which are described in the Company’s December 31, 2013 Annual Report on Form 10-K. The compensation cost that has been charged against income for those plans was approximately $291 and $209 for the six months ended June 30, 2014 and 2013, respectively.  The Company has no nonqualified stock options outstanding at June 30, 2014.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)
(In thousands, except share and per share data)

A summary of option activity during the six months ended June 30, 2014 and 2013 is presented below:

June 30, 2014	Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Avg. Contractual Term
Balances at December 31, 2013	221,250	$8.88	$3.19	$533	4.80 years
Granted	5,000	11.83	4.69
Exercised	(6,200)	3.80	1.25	48
Forfeited	(720)	5.58	2.20
Balances at June 30, 2014	219,330	9.10	3.28	877	4.38 years
Exercisable at June 30, 2014	173,568	$9.21	$3.23	$677	3.32 years

June 30, 2013
Balances at December 31, 2012	208,750	$8.80	$2.93	$370	4.83 years
Granted	6,800	9.16	3.94
Exercised	(600)	6.52	1.42	2
Expired	(1,700)	7.14	1.09
Balances at June 30, 2013	213,250	8.83	2.98	606	4.55 years
Exercisable at June 30, 2013	173,348	$9.57	$3.18	$386	3.89 years

Cash received from options exercised under all share-based payment arrangements for the three and six months ended June 30, 2014 was $4 and $24, respectively.

Information regarding options vested during the six months ended June 30, 2014 and 2013 are as follows:

	Three months ended		Six months ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013
Number of options vested:	680	1,860	4,360	6,520
Total grant date fair value of options vested	$3	$12	$12	$18

A summary of restricted stock activity during the six months ended June 30, 2014 and 2013 is presented below:

	June 30, 2014		June 30, 2013
	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Beginning balance outstanding	0	$0.00	11,730	$4.05
Granted	24,660	11.00	20,536	8.87
Vested	(24,660)	11.00	(32,266)	7.12
Ending balance outstanding	0	$0.00	0	$0.00

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)
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

A summary of the Company's interest rate swaps is as follows:

	June 30, 2014		December 31, 2013
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Pay fixed - receive floating interest rate swap	$20,730	$202	$15,286	$174
Pay floating - receive fixed interest rate swap	(20,730)	(202)	(15,286)	(174)
Total	$0	$0	$0	$0

Note 8.  Borrowings and Restricted Stock

Federal Home Loan Bank (“FHLB”) borrowings consisted of long-term borrowings totaling $28,000 at June 30, 2014 and December 31, 2013.  The Company had $30,000 and $15,000 short-term borrowings at June 30, 2014 and December 31, 2013, respectively. Junior subordinated notes consisted of Trust Preferred Securities totaling $16,496 at June 30, 2014 and December 31, 2013 and a subordinated note with an outstanding balance of $10,920 at June 30, 2014 and $10,980 at December 31, 2013.

Through the six months ended June 30, 2014, interest expense on FHLB borrowings was $558, on junior subordinated debt was $476 and on fed funds purchased and securities sold under agreements to repurchase was $39.   In the same prior year period, interest expense on FHLB borrowings was $612, on junior subordinated debt was $182 and on fed funds purchased and securities sold under agreements to repurchase was $32.

Restricted stock, which represents a required investment in the common stock of a correspondent bank, is carried at cost, and as of June 30, 2014 and December 31, 2013, included the common stock of the FHLB which is included in other assets.   Restricted stock totaled $4,721 at June 30, 2014 and $4,221 at December 31, 2013.

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

The FHLB of Atlanta neither provides dividend guidance prior to the end of each quarter, nor conducts repurchases of excess activity-based stock on a daily basis, instead making such determinations quarterly. Based on evaluation of criteria under ASC Topic 320, management believes that no impairment charge in respect of the restricted stock is necessary as of June 30, 2014.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)
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

At June 30, 2014, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2.  The Company records the impaired loan as nonrecurring Level 3 in the following instances: (i) when the fair value of the collateral is based upon current appraised value less estimated selling or liquidation costs; (ii) when an appraised value is not available, or (iii) when management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price.

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
June 30, 2014 (Unaudited)
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 are summarized below:

In thousands
June 30, 2014	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale:
U.S. Government and federal agency	$14,440	$0	$14,440	$0
Government-sponsored enterprises	32,356	0	32,356	0
Mortgage-backed securities	99,152	0	99,152	0
Collateralized mortgage obligations	11,919	0	11,919	0
State and political subdivisions	39,216	0	39,216	0
Held for sale loans	1,188	0	1,188	0
Interest rate swaps	202	0	202	0
Total assets at fair value	$198,473	$0	$198,473	$0

Interest rate swaps	202	0	202	0
Total liabilities at fair value	$202	$0	$202	$0

December 31, 2013
Investment securities available-for-sale:
U.S. Government and federal agency	$10,307	$0	$10,307	$0
Government-sponsored enterprises	31,311	0	31,311	0
Mortgage-backed securities	72,389	0	72,389	0
Collateralized mortgage obligations	9,194	0	9,194	0
State and political subdivisions	36,660	0	36,660	0
Held for sale loans	245	0	245	0
Interest rate swaps	174	0	174	0
Total assets at fair value	$160,280	$0	$160,280	$0

Interest rate swaps	174	0	174	0
Total liabilities at fair value	$174	$0	$174	$0

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)
(In thousands, except share and per share data)

 Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013 are included in the tables below:

In thousands
June 30, 2014	Total	Level 1	Level 2	Level 3
Impaired Loans:
Commercial	$201	$0	$0	$201
Residential Real Estate	302	0	0	302
Construction Real Estate	3,871	0	0	3,871
Consumer	5	0	0	5
Total Impaired Loans	$4,379	$0	$0	$4,379
Foreclosed Assets	10,599	0	0	10,599
Total assets at fair value	$14,978	$0	$0	$14,978

Total liabilities at fair value	$0	$0	$0	$0

December 31, 2013
Impaired Loans:
Commercial	$384	$0	$0	$384
Residential Real Estate	343	0	0	343
Construction Real Estate	2,074	0	0	2,074
Consumer	5	0	0	5
Total Impaired Loans	$2,806	$0	$0	$2,806
Foreclosed Assets	19,705	0	0	19,705
Total assets at fair value	$22,511	$0	$0	$22,511

Total liabilities at fair value	$0	$0	$0	$0

For level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at June 30, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired Loans	$4,379	Discounted appraised value	Discount for selling costs and age of appraisals	15% - 55%
Foreclosed Assets	$10,599	Discounted appraised value	Discount for selling costs and age of appraisals	15% - 55%

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)
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

Off-Balance-Sheet Financial Instruments:  The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2014, the fair value of loan commitments and stand-by letters of credit was immaterial.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)
(In thousands, except share and per share data)

June 30, 2014	Carrying Amounts	Approximate Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands
Financial assets
Loans, net	$595,794	$602,245	$0	$0	$602,245

Financial liabilities
Time deposits/IRAs	201,389	202,654	0	202,654	0
FHLB borrowings	58,000	60,628	0	60,628	0
Junior subordinated debentures	27,416	26,829	0	26,829	0

December 31, 2013
Financial assets
Securities held-to-maturity	$21,992	$22,471	$0	$22,471	$0
Loans, net	563,160	569,355	0	0	569,355

Financial liabilities
Time deposits/IRAs	158,840	160,297	0	160,297	0
FHLB borrowings	43,000	45,530	0	45,530	0
Junior subordinated debentures	27,476	26,907	0	26,907	0

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

Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument fail to perform in accordance with the terms of the contract.  The Bank’s maximum exposure to credit loss under commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.    At June 30, 2014 outstanding commitments to extend credit were $160,077 as compared to $158,268 at December 31, 2013.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)
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

Derivative Financial Instruments
For asset/liability management purposes, we may use interest rate swap agreements to hedge interest rate risk exposure to declining rates.  Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flow of the items being hedged.  At June 30, 2014 and December 31, 2013 the Company did not have any derivative agreements related to interest rate hedging in place.

Note 11.  Regulatory Matters

Dividends
The Company's principal source of funds for dividend payments is dividends received from the Bank.  The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by federal and state law, regulations and policies.  A state bank may not pay dividends that would impair its paid-in capital; all dividends must be paid out of net undivided profits then on hand.  Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level.  As of June 30, 2014 and December 31, 2013, the amount available from the Bank’s retained earnings for payment of dividends was $42,369 and $39,458 respectively.  In addition, federal banking regulations provide that prior approval by the Federal Reserve is required if cash dividends in any given year exceed net income for that year, plus retained net income of the two previous years. The Company is current on all dividend payments on its Trust Preferred Securities.  Additionally, subsequent to quarter-end, the Company declared a quarterly cash dividend of $0.04 per share to be paid September 2, 2014 to common shareholders of record August 15, 2014.

Capital Requirements
The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of June 30, 2014 and December 31, 2013 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2014 and December 31, 2013, the Company and the Bank were categorized as “well capitalized” as defined by applicable regulations.  To be categorized as “well capitalized”, the Company and Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that date that management believes have changed the Company's or the Bank's category.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 (Unaudited)
(In thousands, except share and per share data)

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Valley Financial Corporation	$90,308	14.3%	$50,572	8.0%	n/a	n/a
Valley Bank	89,648	14.2%	50,551	8.0%	$63,189	10.0%
Tier 1 Capital (to risk weighted assets):
Valley Financial Corporation	72,748	11.5%	25,286	4.0%	n/a	n/a
Valley Bank	83,008	13.1%	25,276	4.0%	37,913	6.0%
Tier 1 Capital - Leverage (to average assets):
Valley Financial Corporation	72,748	8.4%	34,592	4.0%	n/a	n/a
Valley Bank	83,008	9.6%	34,560	4.0%	43,200	5.0%

December 31, 2013
Total Capital (to risk weighted assets):
Valley Financial Corporation	$87,703	14.2%	$49,447	8.0%	n/a	n/a
Valley Bank	87,297	14.1%	49,404	8.0%	$61,755	10.0%
Tier 1 Capital (to risk weighted assets):
Valley Financial Corporation	69,523	11.3%	24,723	4.0%	n/a	n/a
Valley Bank	80,097	13.0%	24,702	4.0%	37,053	6.0%
Tier 1 Capital - Leverage (to average assets):
Valley Financial Corporation	69,523	8.6%	32,405	4.0%	n/a	n/a
Valley Bank	80,097	9.9%	32,373	4.0%	40,466	5.0%

Note 12.  Subsequent Events

On July 31, 2014, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.04 per share, payable on September 2, 2014 to common shareholders of record August 15, 2014.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations of the Company as of June 30, 2014 and December 31, 2013 and for the six months ended June 30, 2014 and 2013 is as follows.  The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

	Three months ended		Six months ended
In thousands	6/30/2014	6/30/2013	6/30/2014	6/30/2013
Net interest income, non tax-equivalent	$6,998	$6,747	$13,908	$13,333
Less: tax-exempt interest income	(183)	(155)	(372)	(295)
Add: tax-equivalent of tax-exempt interest income	277	235	564	447
Net interest income, tax-equivalent	$7,092	$6,827	$14,100	$13,485

Results of Operations

Net Income

The Company reported net income available to common shareholders for the three months ended June 30, 2014 of $1,744,000 and $0.36 per diluted share as compared to $1,730,000 and $0.35 per diluted share for the prior year's second quarter, increases of 1% and 3% respectively. The Company's earnings for the three months ended June 30, 2014 produced an annualized return on average total assets ("ROA") of 0.81% and an annualized return on average shareholder's equity ("ROE") of 12.43% as compared to 0.97% and 12.13%, respectively, for the prior year's quarter. In comparison to the linked quarter, net income available to common shareholders increased $228,000, or 15% while diluted earnings per share increased $0.05, or 16%.

Select highlights for the second quarter include:

•
Net income to common shareholders of $1,744,000 and $0.36 per diluted share, producing an annualized return on average total assets of 0.81% and an annualized return on average shareholders equity of 12.43%.

•	Tax-equivalent net interest income of $7,092,000, an $85,000 or 1% increase when compared to first quarter of 2014 and a $265,000 or 4% increase when compared to the prior year's quarter.

•	Due to the Company's full redemption of TARP during 2013, preferred dividends paid were $0 for the second quarter of 2014 as compared to $198,000 during the same period last year.

•
Year-to-date, the Company has achieved an after-tax savings of $228,000, or $0.05 per diluted share, when comparing the $425,000 of preferred dividend payments made during the first six months of 2013 to the Company's 2014 subordinated debt after tax expense of $197,000.

•
Nonperforming assets ("NPAs") decreased 25% or $6,309,000, from $25,324,000 at March 31, 2014 to $19,015,000 at June 30, 2014. This resulted in a 78 basis point reduction in the Company's NPAs as a percentage of total assets, from 2.92% at March 31, 2014 to 2.14% at June 30, 2014. In comparison to June 30, 2013, NPAs decreased $11,586,000, or 38%.

•
The Company's Allowance for Loan and Lease Losses ("ALLL") to total loans remained constant at 1.10% in comparison to March 31, 2014 and declined 35 basis points from the 1.45% reported one year earlier. The Company did record a $1,039,000 provision expense during the quarter during the quarter primarily due to loan growth as well as the deterioration of one large credit relationship.

•
On May 30, 2014, the Company transferred all of its investment and mortgage-backed securities classified as held-to-maturity ($21.5 million) to available-for-sale. Based on changes in the current rate environment, management elected this change in an effort to more effectively manage the investment portfolio, including subsequently selling some securities that were formerly classified as held to maturity. The Company recognized a gain on the sale of the securities totaling $712,000 during the second quarter.

•
Loan growth continued in the second quarter with an increase in average gross loans outstanding of $43,252,000 or 8% from the same period last year and $13,067,000 or 2% in comparison to the linked quarter (an annualized growth rate of 9%).

•
The Company experienced an annualized average deposit growth rate of 12%, with an increase of $20,736,000 or 3% in comparison to the linked quarter. Average deposits grew $40,126,000 or 6% in comparison to June 30, 2013.

For the six-month period ending June 30, 2014, the Company earned net income available to common shareholders of $3,260,000, an increase of $64,000 as compared to $3,196,000 earned during the same period last year. Fully-diluted earnings per share for the six-month period ending June 30, 2014 were $0.67 compared to $0.65 for the prior year, an increase of 3%. The year-to-date earnings produced an annualized return on average earning assets of 0.77% and an annualized return on average shareholder's equity of 11.85% as compared to 0.93% and 11.44% respectively for the prior year.

The following table shows our key performance ratios for the periods ended June 30, 2014, December 31, 2013 and June 30, 2013:

Key Performance Ratios(1)
	Six months ended	Twelve months ended	Six months ended
	6/30/2014	12/31/2013	6/30/2013
Return on average assets	0.77%	0.86%	0.93%
Return on average equity(2)	11.85%	11.06%	11.44%
Net interest margin(3)	3.58%	3.74%	3.77%
Cost of funds	0.56%	0.59%	0.62%
Yield on earning assets	4.14%	4.32%	4.38%
Basic net earnings per common share	$0.68	$1.30	$0.67
Diluted net earnings per common share	$0.67	$1.26	$0.65
1. Ratios are annualized.
2. The calculation of ROE excludes the effect of any unrealized gains or losses on investment securities available-for-sale.
3. Calculated on a fully taxable equivalent basis (“FTE”) - see "Non-GAAP Financial Measures".

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

	For the Three Months Ended
	Dollars in thousands
	6/30/2014	3/31/2014	Change		6/30/2013	Change

Average interest-earning assets	$807,610	$780,960	$26,650		$735,048	$72,562
Interest income (FTE)	$8,209	$8,104	$105		$7,905	$304
Yield on interest-earning assets	4.08%	4.21%	(13)	bps	4.31%	(23)	bps
Average interest-bearing liabilities	$700,984	$686,921	$14,063		$638,500	$62,484
Interest expense	$1,117	$1,098	$19		$1,078	$39
Cost of funds	0.56%	0.57%	(1)	bps	0.60%	(4)	bps
Net Interest Income (FTE)	$7,092	$7,007	$85		$6,827	$265
Net Interest Margin (FTE)	3.52%	3.64%	(12)	bps	3.73%	(21)	bps

On a linked quarter basis, tax-equivalent net interest income was $7,092,000, an increase of $85,000 or 1% when compared to first quarter of 2014. The increase was due to volume as average interest-earning assets increased $26,650,000 during the three month period. The tax-equivalent net interest margin, at 3.52% decreased 12 basis points from the 3.64% in the prior quarter due to a steeper decline in our earning asset yields (13 basis points) as compared to the decline in our cost of funds (1 basis point). The decline in earning asset yield was primarily driven by the movement of one relationship totaling $3,248,000 to nonaccrual status resulting in a 4 basis point reduction in loan yield for the quarter, while the yield on investments decreased in total by 13 basis points primarily due to the sale transaction executed on May 30, 2014. The Company continues to believe that net interest margin will decline modestly over the next several quarters as decreases in earning asset yields are projected to outpace declines in interest-bearing liabilities.

For the three months ended June 30, 2014, tax-equivalent net interest income increased $265,000, or 4%, when compared to the same period last year. The tax-equivalent net interest margin, at 3.52%, decreased 21 basis points from 3.73% in the prior year. As anticipated, the decline in net interest margin was primarily due to asset yield compression (23 basis point reduction) which outpaced our cost of funds reduction (4 basis point reduction) for the second quarter 2014 as compared to the prior year. In comparison to the prior year's quarter, our yield on investments increased by 10 basis points while our yield on loans decreased by 30 basis points due to the impact of the low interest rate environment on new and renewed loan pricing. The subordinated note issued on October 15, 2013 increased our cost of funds by 7 basis points for the second quarter of 2014 as compared to the same period last year.

	Year-Over-Year results
	For the Six Months Ended
	Dollars in thousands
	6/30/2014	6/30/2013	Change

Average interest-earning assets	$794,358	$721,181	$73,177
Interest income (FTE)	$16,315	$15,663	$652
Yield on interest-earning assets	4.14%	4.38%	(24)	bps
Average interest-bearing liabilities	$693,991	$617,064	$76,927
Interest expense	$2,215	$2,178	$37
Cost of funds	0.56%	0.62%	(6)	bps
Net Interest Income (FTE)	$14,100	$13,485	$615
Net Interest Margin (FTE)	3.58%	3.77%	(19)	bps

For the six months ended June 30, 2014, tax-equivalent net interest income increased $615,000, or 5%, to $14,100,000 from $13,485,000. The increase was volume driven as average interest-earning assets increased $73,177,000 as compared to June 30, 2013. The tax-equivalent net interest margin decreased 19 basis points from 3.77% a year earlier to 3.58%. In comparison to the prior year, our yield on investments actually increased by 16 basis points while our yield on loans decreased by 30 basis points. Loan yields continue to be negatively affected by the low interest rate environment as new and renewed loans were originated and repriced at lower rates. Additionally, the new nonaccrual relationship negatively impacted our loan yield year-to-date by 2 basis points. The subordinated note issued on October 15, 2013 increased our cost of funds by 7 basis points for 2014 as compared to 2013.

Noninterest Income

	For the Three Months Ended
	Dollars in thousands
	6/30/2014	3/31/2014	$	%	6/30/2013	$	%
Noninterest income:
Service charges on deposit accounts	$532	$452	$80	18%	$452	$80	18%
Mortgage fee income	137	92	45	49%	213	(76)	(36)%
Brokerage fee income, net	244	247	(3)	(1)%	259	(15)	(6)%
Bank owned life insurance income	168	165	3	2%	167	1	1%
Realized gain on sale of securities	714	7	707	10,100%	—	714	N/M
Other income	265	112	153	137%	214	51	24%
Total noninterest income	$2,060	$1,075	$985	92%	$1,305	$755	58%

On a linked quarter basis, noninterest income increased $985,000 or 92%. Excluding gains on the sale of securities, noninterest income increased $278,000 or 26%. The $153,000 and $80,000 increases in other income and service charge fee income are the drivers of the overall increase. Other income increased from the prior quarter primarily due to increased loan swap fee income and a $91,000 grant received from the state's Virginia Enterprise Zone program in the second quarter of 2014. Customer-related noninterest income increased primarily due to increases in overdraft income, debit card fee income and mortgage fee income. While brokerage fee income remained relatively constant in comparison to the linked quarter, we do anticipate some reduction in the third quarter due to personnel changes within the Wealth Management line of business that occurred at the end of the second quarter.

For the three months ended June 30, 2014, noninterest income increased $755,000, or 58%, compared to the same period last year. Excluding gains on the sale of securities, noninterest income increased $41,000 or 3% compared to the same period last year. Increased service charge fee income from higher overdraft and debit card fee income along with increased other income from the $91,000 grant helped to offset the reductions in mortgage fee income and brokerage fee income. Annualized total noninterest income, exclusive of gains realized on the sale of securities, was 0.67% of average earning assets for the period compared to 0.71% in the prior year.

	Year-Over-Year results
	For the Six Months Ended
	Dollars in thousands
	6/30/2014	6/30/2013	Change	%
Noninterest income:
Service charges on deposit accounts	$984	$867	$117	13%
Mortgage fee income	229	396	(167)	(42)%
Brokerage fee income, net	491	499	(8)	(2)%
Bank owned life insurance income	333	332	1	0%
Realized gain on sale of securities	721	68	653	960%
Other income	377	293	84	29%
Total noninterest income	$3,135	$2,455	$680	28%

For the six months ended June 30, 2014, noninterest income increased $680,000, or 28%, to $3,135,000 from $2,455,000 a year earlier. Excluding the gains realized on the sale of securities, noninterest income increased $27,000, or 1%, to $2,414,000 from $2,387,000 a year earlier. Service charges on deposit accounts increased $117,000 due to increased overdraft and debit card fee income while other income is up $84,000 primarily due to the $91,000 grant received from the state's Virginia Enterprise Zone program in the second quarter of 2014. Mortgage fee income remains below last year's levels due to the slowdown in the refinance market. Annualized total noninterest income, exclusive of gains realized on the sale of securities, was 0.61% of average earning assets for the period compared to 0.66% in the prior year.

Noninterest Expense

	For the Three Months Ended
	Dollars in thousands
	6/30/2014	3/31/2014	$	%	6/30/2013	$	%
Noninterest expense:
Compensation expense	$3,076	$3,086	(10)	0%	$2,970	106	4%
Occupancy and equipment expense	470	490	(20)	(4)%	459	11	2%
Data processing expense	415	403	12	3%	382	33	9%
Insurance expense	227	221	6	3%	210	17	8%
Professional fees	178	138	40	29%	199	(21)	(11)%
Foreclosed asset expense, net	242	158	84	53%	329	(87)	(26)%
Other operating expense	928	837	91	11%	860	68	8%
Total noninterest expense	$5,536	$5,333	203	4%	$5,409	127	2%

On a linked quarter basis, noninterest expense increased by $203,000 or 4%, driven by a 53% increase in foreclosed asset expense, a 29% increase in professional fees and an 11% increase in other operating expenses. The Company's efficiency ratio for the second quarter of 2014 was 64.9% as compared to 65.4% for the first quarter of 2014. (The efficiency ratio is computed by dividing noninterest expenses by the sum of fully taxable equivalent net interest income and fully taxable equivalent noninterest income, less gains (losses) on the sale of securities). The increase in foreclosed asset expense is driven by development costs on two properties and a $30,000 impairment charge taken during the quarter. The increase in professional services is primarily attributable to increased legal costs while the increase in other operating expenses is driven by increases in appraisal reviews, mortgage loan processing costs, force placed insurance costs and costs related to the 2014 Annual Shareholders meeting held on April 30, 2014. Also of note is the reduction in compensation expense which was driven by a one-time $62,000 reduction in the Company's supplemental retirement plan ("SERP") benefit due to the resignation of one of the participants.

For the three months ended June 30, 2014, noninterest expense increased $127,000 or 2% as compared to the $5,409,000 recorded for the quarter ended June 30, 2013. The Company's efficiency ratio for the second quarter of 2014 was 64.9% as compared to 65.8% for the same quarter last year. The increase in compensation expense is primarily the result of equity and merit increases for all employees which went into effect January 1, 2014, offset by the one-time reduction in the SERP benefit. Increased customer transactions across all business lines drove the increase in data processing expense while new blanket policies for our commercial and residential real estate portfolios contributed to the increase in insurance expense for the quarter. The increase in other operating expenses is driven by increases in advertising and marketing due to a TV campaign started earlier this year. Additional operating expense increases are related to closing costs on home equity lines, debit card transaction charges, state bank franchise tax expense and director's fees. These increases were offset by reductions in professional fees and foreclosed asset expenses.

	Year-Over-Year results
	For the Six Months Ended
	Dollars in thousands
	6/30/2014	6/30/2013	Change	%
Noninterest expense:
Compensation expense	$6,162	$5,930	$232	4%
Occupancy and equipment expense	$960	$922	$38	4%
Data processing expense	$818	$748	$70	9%
Insurance expense	$448	$402	$46	11%
Professional fees	$316	$362	$(46)	(13)%
Foreclosed asset expense, net	$400	$501	$(101)	(20)%
Other operating expense	$1,765	$1,660	$105	6%
Total noninterest expense	$10,869	$10,525	344	3%

For the six months ended June 30, 2014, noninterest expense increased $344,000, or 3%, to $10,869,000 from $10,525,000 a year earlier. The Company's efficiency ratio for the six months ended June 30, 2014 was 65.1% as compared to 65.3% for the same period last year. Compensation costs account for $232,000 of the increase and is primarily the result of equity and merit increases for all employees which went into effect January 1, 2014. Data processing costs increased $70,000 due to increased customer transactions across all business lines while other operating expenses increased $105,000 due to increases in advertising and marketing, home equity line closing costs, mortgage processing expense, state bank franchise tax expense and deposit related expenses. Foreclosed asset net expense declined $101,000 due to reduced impairment charges.

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

Foreclosed assets represent properties and equipment acquired through foreclosure or physical repossession. Appraisals are obtained at the time of foreclosure and any necessary write-downs to fair value at the time of transfer to foreclosed assets are charged to the allowance for loan and lease losses.

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

The Company's nonperforming assets decreased 25% or $6,309,000, from $25,324,000 at March 31, 2014 to $19,015,000 at June 30, 2014 resulting in a reduction in the nonperforming assets to total assets ratio of 78 basis points to 2.14% as compared to 2.92% at March 31, 2014. The following table shows a summary of asset quality balances and related ratios for the three-month periods presented (dollars in thousands):

In thousands	6/30/2014	3/31/2014	12/31/2013	9/30/2013	6/30/2013
Nonaccrual loans	$5,532	$2,324	$3,665	$4,171	$5,414
Loans past due 90 days or more and still accruing	0	349	0	0	0
Performing restructured loans	2,884	2,885	2,922	2,923	2,923
Foreclosed assets	10,599	19,766	19,705	21,115	22,264
Total nonperforming assets	$19,015	$25,324	$26,292	$28,209	$30,601

Balances
Allowance for loan losses	$6,640	$6,425	$7,200	$7,430	$8,030
Loans, net of unearned income	$602,434	$584,757	$570,360	$557,790	$552,924
Total assets	$887,089	$868,724	$825,346	$795,849	$806,339

Ratios
NPAs to total assets	2.14%	2.92%	3.19%	3.54%	3.80%
NPAs to total loans	3.16%	4.33%	4.61%	5.06%	5.53%
NPAs to total loans & foreclosed assets	3.10%	4.19%	4.46%	4.87%	5.32%
ALLL to nonaccrual loans	120.03%	276.46%	196.45%	178.13%	148.32%

Nonaccrual loans
Nonaccrual loans at June 30, 2014 totaled $5,532,000, an increase of $3,208,000 or 138% from the prior quarter and an increase of $118,000 or 2% from the prior year. The increase is attributable to one previously impaired borrower who became significantly past due during the quarter. The Company has commenced foreclosure proceedings on the real estate associated with the notes and charged-off approximately $850,000 in the second quarter related to this relationship. The following table shows the activity in nonaccrual loans for the quarter ended (dollars in thousands):

	6/30/2014	3/31/2014	12/31/2013	9/30/2013	6/30/2013
Beginning Balance	$2,324	$3,665	$4,171	$5,414	$8,582
Net customer payments	(5)	(28)	(528)	(226)	(324)
Additions	3,248	0	64	397	491
Charge-offs	0	(1,313)	(42)	(173)	(3)
Loans returning to accruing status	0	0	0	0	(3,250)
Transfers to OREO	(35)	0	0	(1,241)	(82)
Ending Balance	$5,532	$2,324	$3,665	$4,171	$5,414

Foreclosed Assets
Foreclosed assets at June 30, 2014 totaled $10,599,000, a decrease of $9,167,000 or 46% from the prior quarter and a decrease of $11,665,000 or 52% from the prior year. The following table shows the activity in foreclosed assets for the quarter ended (dollars in thousands):

	6/30/2014	3/31/2014	12/31/2013	9/30/2013	6/30/2013
Beginning Balance	$19,766	$19,705	$21,115	$22,264	$22,376
Additions	34	0	1	1,162	124
Capitalized improvements	42	101	104	426	248
Proceeds from sales	(7,750)	(40)	(1,045)	(2,345)	(261)
Transfers to other assets	(1,474)	0	0	0	0
Valuation adjustments	(32)	0	(505)	(413)	(206)
Gains (losses) from sales	13	0	35	21	(17)
Ending Balance	$10,599	$19,766	$19,705	$21,115	$22,264

As anticipated, we completed the sale of the Ivy Market building to Carilion Clinic during the second quarter for $7.05 million. In connection with this sale, we moved approximately $1.5 million from foreclosed assets to other assets based upon the present value of the tax incentive agreement associated with the property. Additionally during the quarter, we sold five other pieces of property for a net gain of approximately $13,000. Finally, we reduced the listing price on one lot and booked a valuation adjustment of $30,000 accordingly. We anticipate a slight up-tick in foreclosed assets during the third quarter due to the foreclosure proceedings that have commenced on the real estate associated with the relationship moved to nonaccrual status.

Performing Restructured Loans - Troubled Debt Restructurings ("TDRs")
The total recorded investment in TDRs as of June 30, 2014 was $2,884,000, a decline of $1,000 from the $2,885,000 at March 31, 2014 and a $39,000 decline from the $2,923,000 at June 30, 2013. All TDRs were performing at June 30, 2014, March 31, 2014 and June 30, 2013.

Past Due Loans
At June 30, 2014, total accruing loans past due 30 - 89 days were $4,673,000 or 0.8% of total loans, an increase from $336,000, or 0.1%, one year ago. In comparison to March 31, 2014, total accruing loans past due 30 - 89 days increased $3,910,000. There were no loans past due greater than 90 days and accruing interest at June 30, 2014 or June 30, 2013 compared to one loan totaling $349 at March 31, 2014. As anticipated, the one loan past due greater than 90 days and accruing interest at March 31, 2014 was paid in full during the second quarter. Approximately 95% or $4,430,000 of the total accruing loans past due 30-89 days is due to a related entity of the borrower moved to nonaccrual status during the quarter. We have downgraded the entity to impaired status and negotiated a forbearance agreement to allow the borrower sufficient time to bring the notes current and/or sell one or more pieces of real estate collateralizing the loan. At this time we consider the loans to be adequately secured and therefore no impairment charges have been recognized.

Impaired Loans
Impaired loans increased from $21,608,000 at June 30, 2013 and $18,608,000 at March 31, 2014 to $21,670,000 at June 30, 2014 due to the downgrade of the entity described above.

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

Provision/Charge-offs
The Company recorded a $1,039,000 provision for loan losses during the second quarter of 2014, as compared to a negative provision of $130,000 for the same period last year and a $518,000 provision for the linked quarter. The Company recorded net charge-offs of $824,000 or 0.14% of average loans during the second quarter of 2014 as compared to net charge-offs of $110,000 for the second quarter of 2013. The charge-offs during the second quarter of 2014 were primarily related to the one borrower placed on nonaccrual status. The Company's charge-offs year-to-date total $2,117,000 or 0.36% of average loans as compared to $95,000 and 0.02% for the same period last year. The charge-offs impacted our historical loss analysis resulting in an increased provision expense for the period.

Allowance for Loan Losses
The ratio of allowance for loan and lease losses as a percentage of total loans remained constant at 1.10% at June 30, 2014 and March 31, 2014. In comparison to the prior year, the ratio decreased from 1.45% at June 30, 2013. The nonaccrual loan coverage ratio is at 120% as of June 30, 2014, a decrease from 148% from the same quarter last year and 276% at March 31, 2014. The current level of the allowance for loan losses reflects specific reserves related to impaired loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses.

Higher Risk Loans
Certain types of loans, such as option ARM products, interest-only loans, sub-prime loans, and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  We do not offer option ARM, interest-only, or sub-prime mortgage loans.

Junior-lien mortgages can also be considered higher risk loans and our junior lien portfolio currently consists of balances totaling $22,838,000 (3.8% of total portfolio) at June 30, 2014.  Loans included in this category that were initially made with high loan-to-value ratios of 100% or greater have current balances totaling $1,393,000 at June 30, 2014.  Since 2003, we have experienced net charge-offs totaling $972,000 in junior lien mortgages.

Financial Condition

Total assets at June 30, 2014 were $887,089,000, an increase of $61,743,000 or 7% from $825,346,000 at December 31, 2013.  The principal components of the Company’s assets at the end of the period were $39,262,000 in cash and cash equivalents, $197,083,000 in securities available-for-sale and $602,434,000 in gross loans.  Total assets at December 31, 2013 were $825,346,000 with the principal components consisting of $16,362,000 in cash and cash equivalents, $159,861,000 in securities available-for-sale, $21,992,000 in securities held-to-maturity and $570,360,000 in gross loans. On May 30, 2014, the Company transferred all of its investment and mortgage-backed securities classified as held-to-maturity to available-for-sale. Based on changes in the current rate environment, management elected this change in an effort to more effectively manage the investment portfolio, including subsequently selling some securities that were formerly classified as held-to-maturity.

Total liabilities at June 30, 2014 were $831,498,000, an increase of $55,072,000 or 7% from $776,426,000 at December 31, 2013.  Deposits increased $30,840,000 or 5% to $707,875,000 from the $677,035,000 level at December 31, 2013.  Total shareholders’ equity at June 30, 2014 was $55,591,000, an increase of $6,671,000 or 14% from $48,920,000 at December 31, 2013. The Company’s tangible book value per share (defined as total capital, including AOCI, divided by outstanding common shares) increased 13% from $10.22 at December 31, 2013 to $11.54 at June 30, 2014.

Capital Adequacy
The management of capital in a regulated financial services industry must properly balance return on equity to shareholders while maintaining sufficient capital levels and related risk-based capital ratios to satisfy regulatory requirements. The Company's capital management strategies have been developed to provide attractive rates of returns to shareholders, while maintaining its "well-capitalized" position at the banking subsidiary. The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared.  The Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.04 per share, payable September 2, 2014 to common shareholders of record August 15, 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  As of June 30, 2014 and December 31, 2013, the Company and the subsidiary bank met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized”.  These capital amounts and ratios are included in Note 11 of the consolidated financial statements incorporated by reference herein.

In July 2013, the FRB issued revised final rules that make technical changes to its market risk capital rules to align it with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The final new capital rules require the Company to comply with the following new minimum capital ratios, effective January 1, 2015: (1) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the current requirement of 4%); (3) a total capital ratio of 8% of risk-weighted assets (unchanged from current requirement); and, (4) a leverage ratio of 4% of total assets.

Had the new minimum capital ratios described above been effective as of June 30, 2014, based on management’s interpretation and understanding of the new rules, the Company would have remained “well capitalized” as of such date.

Interest Rate Risk
Interest rate risk is the exposure to fluctuations in the Company’s future earnings (earnings at risk) and value (economic value at risk) resulting from changes in interest rates.  This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayments and contractual interest rate changes.  At June 30, 2014 the Company remains asset sensitive as simulation results indicate that net interest income would rise by approximately 3% if rates were to rise 200 basis points. For a further discussion on interest rate risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Liquidity
One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity.  Liquidity measures our ability to meet our maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for customers’ credit needs.  Liquidity represents a financial institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.  We sell excess funds overnight to provide an immediate source of liquidity and as of June 30, 2014 we had a total of $29,120,000 in overnight funds at the Reserve Bank.   The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The secondary liquidity source for both short-term and long-term borrowings consists of a secured line of credit from the Federal Home Loan Bank (“FHLB”).  At June 30, 2014, the line of credit had $58,000,000 outstanding under a total available line of $93,502,000.  Borrowings from the FHLB are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral.  We use the line of credit periodically to cover short-term fluctuations in our municipality deposit portfolio, as evidenced by the $15,000,000 increase in short-term borrowings during the first six months of 2014. Additionally, we have an established line of credit with the Reserve Bank’s Discount Window that had no outstanding balance under a total available line of $56,298,000 at June 30, 2014.  Borrowings from the FRB Discount Window are secured by a collateral agreement on a pledged portion of the Bank’s commercial and real estate construction collateral.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, is formatted in XBRL interactive data files:  (i) Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

August 14, 2014	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief Executive Officer

August 14, 2014	/s/ Kimberly B. Snyder
Date	Kimberly B. Snyder, Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, is formatted in XBRL interactive data files:  (i) Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

*  Filed herewith.