Form 10-Q
period 2014-09-30
VALLEY FINANCIAL CORP /VA/
filed 2014-11-06
CIK 921590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Quarterly Period Ended	September 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to_____________________________________

Commission File Number:  000-28342
VALLEY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1702380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

36 Church Avenue, S.W.
Roanoke, Virginia	24011
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☑

At November 3, 2014, 4,823,865 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION
FORM 10-Q
September 30, 2014

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY FINANCIAL CORPORATION
Consolidated Balance Sheets
(In 000s, except share data)

	(Unaudited)	(Audited)
Assets	September 30, 2014	December 31, 2013
Cash and due from banks	$7,294	$11,404
Interest bearing deposits	6,967	4,958
Total cash and cash equivalents	14,261	16,362
Securities available for sale	184,336	159,861
Securities held to maturity (fair value 12/31/13: $22,471)	0	21,992
Loans, net of allowance for loan losses, 9/30/14: $6,535; 12/31/13: $7,200	600,006	563,160
Foreclosed assets	11,994	19,705
Premises and equipment, net	9,354	9,722
Bank owned life insurance	19,371	18,872
Accrued interest receivable	2,363	2,576
Other assets	15,660	13,096
Total assets	$857,345	$825,346
Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$32,410	$21,237
Interest bearing deposits	649,692	655,798
Total deposits	682,102	677,035
Securities sold under agreements to repurchase	23,983	22,397
FHLB borrowings	58,000	43,000
Junior subordinated notes	27,386	27,476
Accrued interest payable	394	424
Other liabilities	8,313	6,094
Total liabilities	800,178	776,426
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2014 and December 31, 2013	0	0
Common stock, no par value; 10,000,000 shares authorized; 4,823,865 shares issued and outstanding at September 30, 2014 and 4,787,605 shares issued and outstanding at December 31, 2013	23,013	22,626
Retained earnings	35,383	30,897
Accumulated other comprehensive loss	(1,229)	(4,603)
Total shareholders' equity	57,167	48,920
Total liabilities and shareholders' equity	$857,345	$825,346
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Income Statements
(In 000s, except share and per share data)

	Three Months Ended (Unaudited)		Nine Months Ended (Unaudited)
	9/30/2014	9/30/2013	9/30/2014	9/30/2013
Interest income
Interest and fees on loans	$7,001	$6,824	$20,710	$20,496
Interest on securities - taxable	926	830	2,955	2,361
Interest on securities - nontaxable	152	175	524	470
Interest on deposits in banks	5	4	18	17
Total interest income	8,084	7,833	24,207	23,344
Interest expense
Interest on deposits	577	603	1,719	1,955
Interest on borrowings	546	381	1,619	1,207
Total interest expense	1,123	984	3,338	3,162
Net interest income	6,961	6,849	20,869	20,182
Provision for loan losses	(143)	(332)	1,414	(267)
Net interest income after provision for loan losses	7,104	7,181	19,455	20,449
Noninterest income
Service charges on deposit accounts	535	482	1,519	1,349
Mortgage fee income	143	173	372	569
Brokerage fee income, net	150	225	641	724
Bank owned life insurance income	166	167	499	499
Realized gain on sale of securities	9	15	730	83
Other income	113	93	490	386
Total noninterest income	1,116	1,155	4,251	3,610
Noninterest expense
Compensation expense	3,155	2,978	9,317	8,908
Occupancy and equipment expense	485	439	1,445	1,361
Data processing expense	421	385	1,239	1,133
Insurance expense	219	212	667	614
Professional fees	208	206	524	568
Foreclosed asset expense, net	299	589	699	1,090
Other operating expense	905	842	2,670	2,502
Total noninterest expense	5,692	5,651	16,561	16,176
Income before income taxes	2,528	2,685	7,145	7,883
Income tax expense	723	756	2,080	2,333
Net income	$1,805	$1,929	$5,065	$5,550
Preferred dividends and accretion of discounts on warrants	0	167	—	592
Net income available to common shareholders	$1,805	$1,762	$5,065	$4,958
Earnings per share
Basic earnings per common share	$0.37	$0.37	$1.05	$1.04
Diluted earnings per common share	$0.37	$0.36	$1.04	$1.01
Weighted average common shares outstanding	4,821,282	4,787,269	4,815,326	4,785,520
Diluted average common shares outstanding	4,873,218	4,950,080	4,866,498	4,923,772
Dividends declared per common share	$0.04	$0.035	$0.12	$0.11
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(In 000s)

	Three Months Ended (Unaudited)		Nine Months Ended (Unaudited)
	9/30/2014	9/30/2013	9/30/2014	9/30/2013
Net Income	$1,805	$1,929	$5,065	$5,550
Other comprehensive income (loss) ("OCI"):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(100)	(152)	5,963	(5,819)
Tax related to unrealized (gains) losses	34	52	(2,027)	1,978
Reclassification adjustment for realized gains included in net income	(9)	(15)	(730)	(83)
Tax related to realized gains	3	5	248	28
Holding gains on securities transferred to HTM from AFS:
Holding gains amortized during period	0	(15)	(120)	(17)
Tax related to amortized holding gains	0	5	41	6
Total other comprehensive income (loss)	(72)	(120)	3,375	(3,907)
Total comprehensive income	$1,733	$1,809	$8,440	$1,643
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(In 000s)

	Nine Months Ended (Unaudited)
	9/30/2014	9/30/2013
Cash flows from operating activities
Net income	$5,065	$5,550
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	1,414	(267)
Depreciation and amortization of bank premises, equipment and software	614	602
Net amortization of bond premiums/discounts	1,171	1,248
Stock compensation expense	303	217
Net gains on sale of securities	(730)	(83)
Net losses and impairment writedowns on foreclosed assets and premises	161	595
Increase in value of life insurance contracts	(499)	(500)
Increase in other assets	(792)	(1,906)
Increase in other liabilities	2,189	471
Net cash and cash equivalents provided by operating activities	8,896	5,927
Cash flows from investing activities
Purchases of bank premises, equipment and software	(236)	(1,341)
Purchases of securities available-for-sale	(45,228)	(61,041)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	45,166	37,755
Proceeds from maturities, calls, and paydowns of securities held-to-maturity	512	3,030
Proceeds from sale of foreclosed assets	7,800	3,239
Capitalized costs related to foreclosed assets	(188)	(690)
Increase in loans, net	(39,891)	(19,299)
Net cash and cash equivalents used in investing activities	(32,065)	(38,347)
Cash flows from financing activities
Increase in non-interest bearing deposits	11,173	2,306
Increase (decrease) in interest bearing deposits	(6,106)	25,805
Proceeds from borrowings, net	15,000	5,000
Principal payments made on junior subordinated notes	(90)	0
Increase in securities sold under agreements to repurchase	1,586	1,605
Net proceeds from issuance of common stock	49	4
Redemptions of preferred stock	0	(4,800)
Excess tax benefits from share-based payment agreements	35	52
Purchase and retirement of treasury stock	0	(54)
Cash dividends paid	(579)	(984)
Net cash and cash equivalents provided by financing activities	21,068	28,934
Net decrease in cash and cash equivalents	(2,101)	(3,486)
Cash and cash equivalents at beginning of period	16,362	19,803
Cash and cash equivalents at end of period	$14,261	$16,317
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,369	$3,153
Cash paid during the period for income taxes	$1,953	$2,577
Noncash financing and investing activities
Transfer of loans to foreclosed property	$1,536	$2,896
Transfer of foreclosed assets to other assets	$1,474	$0
Transfer of HTM securities into the AFS security portfolio	$21,482	$0
See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)
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

Recent and Future Accounting Considerations
In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will be effective for the Company for annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Note 2.  Securities

The carrying values, unrealized gains, unrealized losses, and approximate fair values of available-for-sale and held-to-maturity investment securities at September 30, 2014 are shown in the tables below. As of September 30, 2014, investment securities with amortized costs and fair values of $110,695 and $109,308 respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)
(In thousands, except share and per share data)

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale (“AFS”) as of September 30, 2014 and December 31, 2013 were as follows:

	Amortized	Unrealized	Unrealized
September 30, 2014	Cost	Gains	Losses	Fair Values
U.S. Government and federal agency	$14,104	$97	$(266)	$13,935
Government-sponsored enterprises *	31,073	0	(1,197)	29,876
Mortgage-backed securities	94,862	341	(906)	94,297
Collateralized mortgage obligations	13,642	49	(109)	13,582
States and political subdivisions	32,517	443	(314)	32,646
	$186,198	$930	$(2,792)	$184,336

December 31, 2013
U.S. Government and federal agency	$10,844	$13	$(550)	$10,307
Government-sponsored enterprises *	33,580	0	(2,269)	31,311
Mortgage-backed securities	74,375	132	(2,118)	72,389
Collateralized mortgage obligations	9,261	40	(107)	9,194
States and political subdivisions	38,896	0	(2,236)	36,660
	$166,956	$185	$(7,280)	$159,861
* Such as FNMA, FHLMC and FHLB.

There were no securities classified as held-to-maturity (“HTM”) as of September 30, 2014. The amortized costs, gross unrealized gains and losses, and approximate fair values of securities HTM as of December 31, 2013 were as follows:

December 31, 2013
U.S. Government and federal agency	$7,470	$161	$(76)	$7,555
Mortgage-backed securities	147	9	0	156
Collateralized mortgage obligations	93	5	0	98
States and political subdivisions	14,282	407	(27)	14,662
	$21,992	$582	$(103)	$22,471

The following tables present the maturity ranges of AFS securities as of September 30, 2014 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)
(In thousands, except share and per share data)

Investment Portfolio Maturity Distribution
	Available-for-Sale
	Amortized	Fair
In thousands	Costs	Value	Yield
U.S. Government and federal agency:
After five but within ten years	$8,492	$8,395	2.58%
After ten years	5,612	5,540	2.70%
Government-sponsored enterprises:
After one but within five years	10,553	10,330	1.35%
After five but within ten years	10,547	10,254	1.83%
After ten years	9,973	9,292	2.85%
Obligations of states and subdivisions:
After one but within five years	1,620	1,651	2.60%
After five but within ten years	13,749	13,716	2.54%
After ten years	17,148	17,279	3.55%
Mortgage-backed securities	94,862	94,297	2.11%
Collateralized mortgage obligations	13,642	13,582	2.21%
Total	$186,198	$184,336

Total Securities by Maturity Period
After one but within five years	$12,173	$11,981
After five but within ten years	32,788	32,365
After ten years	32,733	32,111
Mortgage-backed securities*	94,862	94,297
Collateralized mortgage obligations*	13,642	13,582
Total by Maturity Period	$186,198	$184,336

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

The following tables detail unrealized losses and related fair values in the Company’s AFS and HTM investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2014 and December 31, 2013, respectively.

	Temporarily Impaired Securities in AFS Portfolio
In thousands	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
September 30, 2014	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government and federal agency	$0	$0	$7,536	$(266)	$7,536	$(266)
Government-sponsored enterprises	0	0	26,426	(1,197)	26,426	(1,197)
Mortgage-backed securities	30,941	(135)	33,673	(771)	64,614	(906)
Collateralized mortgage obligations	6,134	(53)	1,840	(56)	7,974	(109)
States and political subdivisions	1,684	(13)	12,988	(301)	14,672	(314)
	$38,759	$(201)	$82,463	$(2,591)	$121,222	$(2,792)

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)
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

There were no securities classified as HTM as of September 30, 2014. Temporarily impaired securities in the HTM portfolio as of December 31, 2013 are detailed in the table below:

	Temporarily Impaired Securities in HTM Portfolio
In thousands	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
December 31, 2013	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government and federal agency	$2,387	$(76)	$0	$0	$2,387	$(76)
States and political subdivisions	1,842	(27)	0	0	1,842	(27)
	$4,229	$(103)	$0	$0	$4,229	$(103)

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary.  Consideration is given to (1)the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At September 30, 2014, there were fifty-one securities in the AFS portfolio with an unrealized loss for a period greater than 12 months of $2,591. As of September 30, 2014, management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.  Accordingly, as of September 30, 2014, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company's consolidated income statement.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)
(In thousands, except share and per share data)

Note 3.  Loans and Allowance for Loan and Lease Losses

The major components of loans in the consolidated balance sheets at September 30, 2014 and December 31, 2013 are as follows:

In thousands	9/30/2014	12/31/2013
Commercial	$81,849	$88,119
Real estate:
Commercial real estate	289,846	278,215
Construction real estate	52,230	44,368
Residential real estate	177,197	155,280
Consumer	5,472	4,336
Deferred loan fees, net	(53)	42
Gross loans	606,541	570,360
Allowance for loan losses	(6,535)	(7,200)
Net loans	$600,006	$563,160

Substantially all one-four family residential and commercial real estate loans collateralize the line of credit available from the Federal Home Loan Bank and substantially all commercial and construction loans collateralize the line of credit with the Federal Reserve Bank of Richmond Discount Window.  The aggregate amount of deposit overdrafts that have been reclassified as loans and included in the consumer category in the above table as of September 30, 2014 and December 31, 2013 was $193 and $82, respectively.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate market or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus income producing loans. At September 30, 2014, approximately 41% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties and 50% was secured by income-producing properties.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)
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
September 30, 2014 (Unaudited)
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

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following schedule is an aging of past due loans receivable by portfolio segment as of September 30, 2014 and December 31, 2013:

In thousands	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days, Accruing
September 30, 2014
Commercial	$0	$0	$201	$201	$81,648	$81,849	$0
Commercial real estate
Owner occupied	27	528	387	942	119,092	120,034	387
Income producing	4,061	0	1,288	5,349	139,773	145,122	0
Multifamily	0	0	0	0	24,690	24,690	0
Construction real estate
1 - 4 Family	0	0	0	0	18,560	18,560	0
Other	0	70	2,030	2,100	30,278	32,378	0
Farmland	0	0	0	0	1,292	1,292	0
Residential real estate
Equity Lines	72	0	0	72	27,940	28,012	0
1 - 4 Family	233	126	29	388	140,801	141,189	29
Junior Liens	22	0	0	22	7,974	7,996	0
Consumer
Credit Cards	35	0	0	35	1,217	1,252	0
Other	0	3	5	8	4,212	4,220	0
Deferred loan fees, net	0	0	0	0	(53)	(53)	0
Total	$4,450	$727	$3,940	$9,117	$597,424	$606,541	$416

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)
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

As noted in the chart above, total loans past due 30-59 days increased from December 31, 2013 to September 30, 2014 by $3,569 from $881 to $4,450. The increase in total accruing loans past due 30-59 days is primarily due to a borrower who became past due during the second quarter of 2014. As discussed last quarter, the Company has negotiated a forbearance agreement to allow the borrower sufficient time to bring the notes current and/or sell one or more pieces of real estate collateralizing the loan. At this time, the Company believes the loans are adequately secured.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)
(In thousands, except share and per share data)

Nonaccrual Loans.  Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. Loans will be placed on nonaccrual status automatically when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection.  In this case, the loan will continue to accrue interest despite its past due status.  When interest accrual is discontinued, all unpaid accrued interest is reversed and any subsequent payments received are applied to the outstanding principal balance. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The following is a schedule of loans receivable, by portfolio segment, on nonaccrual status as of September 30, 2014 and December 31, 2013:

In thousands	September 30, 2014	December 31, 2013
Commercial	$201	$383
Commercial real estate
Income Producing	1,287	0
Construction real estate
1 - 4 Family	0	0
Other	2,030	3,161
Residential real estate
Equity Lines	48	54
1 - 4 Family	0	62
Consumer
Other	5	5
Total	$3,571	$3,665
Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $202 during the nine months ended September 30, 2014; $222 during the year ended December 31, 2013, and $228 during the nine months ended September 30, 2013.  There was one restructured loan totaling $2,364 at September 30, 2014 compared to the four restructured loans totaling $2,922 at December 31, 2013.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)
(In thousands, except share and per share data)

Impaired Loans.  Impaired loans are identified by the Company as loans in which it is determined to be probable that the borrower will not make interest and principal payments according to the contract terms of the loan.  In determining impaired loans, our credit administration department reviews past-due loans, examiner classifications, Bank classifications, and a selection of other loans to provide evidence as to whether the loan is impaired.  All loans rated as substandard are evaluated for impairment by the Bank’s Allowances for Loan and Lease Losses (“ALLL”) Committee.  Once classified as impaired, the ALLL Committee individually evaluates the total loan relationship, including a detailed collateral analysis, to determine the reserve appropriate for each one.  Any potential loss exposure identified in the collateral analysis is set aside as a specific reserve (valuation allowance) in the allowance for loan and lease losses.  If the impaired loan is subsequently resolved and it is determined the reserve is no longer required, the specific reserve will be taken back into income during the period the determination is made.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans as of September 30, 2014 and December 31, 2013 are set forth in the following table:

In thousands	Recorded Investment	Unpaid Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2014
With no related allowance:
Commercial	$709	$997	$0	$750	$20
Commercial real estate
Owner occupied	2,779	2,779	0	2,787	145
Income producing	8,517	8,517	0	8,614	332
Construction real estate
1 - 4 Family	0	0	0	0	0
Other	2,100	4,866	0	2,381	3
Farmland	0	0	0	0	0
Residential real estate
Equity Lines	137	146	0	141	2
1 - 4 Family	479	479	0	488	23
Consumer
Other	5	10	0	5	0
Total loans with no allowance	$14,726	$17,794	$0	$15,166	$525

Total loans with an allowance	$0	$0	$0	$0	$0
Total:
Commercial	$709	$997	$0	$750	$20
Commercial real estate	11,296	11,296	0	11,401	477
Construction real estate	2,100	4,866	0	2,381	3
Residential real estate	616	625	0	629	25
Consumer	5	10	0	5	0
Totals	$14,726	$17,794	$0	$15,166	$525

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)
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

Cash basis interest income on impaired loans was $550 for the nine months ended September 30, 2014 and $1,011 for the year ended December 31, 2013.

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
September 30, 2014 (Unaudited)
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
September 30, 2014 (Unaudited)
(In thousands, except share and per share data)

As of  September 30, 2014 and December 31, 2013, and based on the most recent analysis performed at those dates, the risk category of loans and leases is as follows:

Internal Risk Rating Grades
In thousands	1-4	5	6	7	8
September 30, 2014
Commercial	$20,714	$59,609	$25	$1,300	$201
Commercial real estate
Owner occupied	36,670	74,051	2,476	6,837	0
Income producing	18,806	114,645	2,332	9,339	0
Multifamily	13,304	11,386	0	0	0
Construction real estate
1 - 4 Family	6,073	10,076	1,305	1,106	0
Other	1,044	25,210	441	4,248	1,435
Farmland	211	916	0	165	0
Totals	$96,822	$295,893	$6,579	$22,995	$1,636
Total:
Commercial	$20,714	$59,609	$25	$1,300	$201
Commercial real estate	68,780	200,082	4,808	16,176	0
Construction real estate	7,328	36,202	1,746	5,519	1,435
Totals	$96,822	$295,893	$6,579	$22,995	$1,636

December 31, 2013
Commercial	$22,054	$63,329	$765	$1,971	$0
Commercial real estate
Owner occupied	36,025	70,048	2,694	7,370	0
Income producing	14,921	110,200	3,155	9,063	0
Multifamily	13,690	11,049	0	0	0
Construction real estate
1 - 4 Family	3,921	10,809	1,129	1,580	0
Other	874	14,943	441	9,188	0
Farmland	220	1,092	0	171	0
Totals	$91,705	$281,470	$8,184	$29,343	$0
Total:
Commercial	$22,054	$63,329	$765	$1,971	$0
Commercial real estate	64,636	191,297	5,849	16,433	0
Construction real estate	5,015	26,844	1,570	10,939	0
Totals	$91,705	$281,470	$8,184	$29,343	$0

The loans classified as doubtful (risk rated 8) at September 30, 2014 is secured by land that is currently involved in litigation between the land owner and the Virginia Department of Transportation ("VDOT") regarding an imminent domain action brought by VDOT. The current appraisal supports the carrying value at September 30, 2014. There are no loans classified as 9 as of September 30, 2014 or December 31, 2013.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)
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

Risk Based on Payment Activity	Performing		Non-Performing
In thousands	9/30/2014	12/31/2013	9/30/2014	12/31/2013
Residential real estate
Equity Lines	$27,964	$27,180	$48	$54
1 - 4 Family	141,160	120,004	29	62
Junior Liens	7,996	7,980	0	0
Consumer
Credit Cards	1,252	1,329	0	0
Other	4,215	3,002	5	5
Totals	$182,587	$159,495	$82	$121
Total:
Residential real estate	$177,120	$155,164	$77	$116
Consumer	5,467	4,331	5	5
Totals	$182,587	$159,495	$82	$121

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
September 30, 2014 (Unaudited)
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

Historical Valuation
Historical valuation allowances are calculated based on the historical loss experience of specific types of loans at the time they were charged-off. The Company uses a rolling 8-quarter analysis to determine its historical loss ratio for the specific pool. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the average balance of loans in the pool for the respective quarter. The loss factors used at September 30, 2014 and December 31, 2013 are as follows:

	9/30/2014	12/31/2013
Commercial	0.255%	0.210%
Commercial real estate - Owner occupied	0.000%	0.000%
Commercial real estate - Income producing	0.000%	0.000%
Commercial real estate - Multifamily	0.000%	0.000%
Construction real estate - 1-4 Family	0.655%	0.420%
Construction real estate - Other	4.675%	2.230%
Construction real estate - Farmland	0.000%	0.000%
Residential real estate - Equity lines	0.257%	0.260%
Residential real estate - 1-4 Family	0.085%	0.360%
Residential real estate - Junior Liens	0.000%	0.000%
Consumer & credit cards	0.802%	0.590%
Loans held for sale	0.000%	0.000%

The Company applies the historical loss ratios to balances of all loans within each category to establish the reserve needed for this section of the allowance calculation. All impaired loans are excluded from this calculation as they are individually evaluated in the specific valuation section as described above.

As can be seen from the above table, the loss factors changed in several categories at September 30, 2014 as compared to December 31, 2013 based upon historical charge-offs experienced during the respective 8-quarter look-back periods.    The most significant change is in the construction real estate - other category as $1,887 of the $2,079 net charge-offs for the 2014 were in this category. The net effect of these changes is an approximate $570 increase in the reserve requirement for the historical valuation section of the allowance calculation at September 30, 2014. The remaining $190 increase in the historical loss section is due to loan growth in all of the categories.

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
September 30, 2014 (Unaudited)
(In thousands, except share and per share data)

appropriate general valuation allowance, based on the risk assessment performed by management and the loss factors established.  Loans identified as losses by management, internal loan review and/or regulatory examiners are charged-off.

Environmental Factors	9/30/2014	6/30/2014	12/31/2013
Levels and trends in credit quality	0.15%	0.175%	0.15%
Trends in volume of loans	1.35%	1.35%	1.00%
Experience, ability, and depth of lending management and staff	0.00%	0.00%	0.00%
Local economic trends and conditions	0.20%	0.20%	0.25%
Credit concentration risk	0.05%	0.05%	0.05%
Current industry conditions/general economic conditions	0.05%	0.05%	0.10%
Commercial Real Estate Devaluation	0.20%	0.20%	0.25%
Residential Real Estate Devaluation	0.15%	0.15%	0.15%
Credit concentration risk - large relationships > $8 Million	0.15%	0.30%	0.30%

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

The Company reduced the loss factor associated with the credit quality environmental factor due to the improvement in impaired loans, watchlist loans, nonaccrual loans and charge-offs during the quarter. Additionally, the Company reduced the loss factor related to large relationships due to the significant reduction in the balances of these large relationships that were credit risk rated watchlist at September 30, 2014. The net effect of these changes on the increased balances is an approximate $201 decrease in the environmental factor section of the allowance calculation as compared to June 30, 2014.

As a result of the Company's analysis, changes in the allowance for loan losses for the nine months ended September 30, 2014 by segment are as follows:

In thousands	Beginning				Ending
September 30, 2014	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$544	$(157)	$16	$121	$524
Commercial real estate	2,587	0	0	166	2,753
Construction real estate	2,894	(1,988)	12	1,562	2,480
Residential real estate	1,081	(25)	66	(428)	694
Consumer	50	(5)	2	32	79
Unallocated	44	0	0	(39)	5
Total	$7,200	$(2,175)	$96	$1,414	$6,535

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)
(In thousands, except share and per share data)

As of September 30, 2014 and December 31, 2013, loans individually and collectively evaluated for impairment, by loan portfolio segment, and the corresponding allowance are as follows:

	Individually Evaluated for Impairment
	9/30/2014		12/31/2013
In thousands	Allowance	Total Loans	Allowance	Total Loans
Commercial	$0	$709	$0	$1,570
Commercial real estate	0	11,296	0	9,720
Construction real estate	0	2,100	1,337	7,611
Residential real estate	0	616	20	992
Consumer	0	5	0	13
Total	$0	$14,726	$1,357	$19,906

	Collectively Evaluated for Impairment
	9/30/2014		12/31/2013
In thousands	Allowance	Total Loans	Allowance	Total Loans
Commercial	$524	$81,140	$544	$86,549
Commercial real estate	2,753	278,550	2,587	268,495
Construction real estate	2,480	50,130	1,557	36,757
Residential real estate	694	176,581	1,061	154,288
Consumer	79	5,467	50	4,323
Unallocated	5	(53)	44	42
Total	$6,535	$591,815	$5,843	$550,454

Troubled Debt Restructurings ("TDRs”)

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances.  Loan modifications that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification.  The loans included in all loan classes as TDRs at September 30, 2014 had either an interest rate modification or a deferral of principal payments, which we consider to be a concession.  All loans designated as TDRs were modified due to financial difficulties experienced by the borrower.

There were no TDRs identified during the three months ended September 30, 2014 and 2013.

TDR Defaults are those TDRs that were greater than 90 days past due, and aligns with our internal definition of default for those loans not identified as TDRs.  The Company did not experience any TDR defaults during the three month periods ended September 30, 2014 or 2013.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)
(In thousands, except share and per share data)

Note 4.  Foreclosed Assets

The following table summarizes the activity in foreclosed assets for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	9/30/2014	12/31/2013
Balance, beginning of period	$19,705	$21,364
Additions	1,536	2,896
Capitalized items	188	794
Sales	(7,800)	(4,284)
Transfers to other assets (1)	(1,474)	0
Valuation adjustments	(174)	(1,125)
Gain (loss)	13	60
Balance, end of period	$11,994	$19,705
(1) Transfers to Other Assets represents the net present value of cash flow proceeds of a tax incentive agreement associated with a building that was sold during the second quarter.

Note 5.  Earnings Per Share

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options.  The following tables summarize earnings per share and the shares utilized in the computations for the three months ended September 30, 2014 and 2013, respectively:

	Net Income Available to Common Shareholders (000s)	Weighted Average Common Shares	Per Share Amount
Quarter ended September 30, 2014
Basic earnings per common share	$1,805	4,821,282	$0.37
Effect of dilutive stock options		51,936
Effect of dilutive stock warrants		0
Diluted earnings per common share	$1,805	4,873,218	$0.37

Quarter ended September 30, 2013
Basic earnings per common share	$1,762	4,787,269	$0.37
Effect of dilutive stock options		46,397
Effect of dilutive stock warrants		116,414
Diluted earnings per common share	$1,762	4,950,080	$0.36

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)
(In thousands, except share and per share data)

The following tables summarize earnings per share and the shares utilized in the computations for the nine months ended September 30, 2014 and 2013, respectively:

	Net Income Available to Common Shareholders (000s)	Weighted Average Common Shares	Per Share Amount
Year to date September 30, 2014
Basic earnings per common share	$5,065	4,815,326	$1.05
Effect of dilutive stock options		51,172
Effect of dilutive stock warrants		0
Diluted earnings per common share	$5,065	4,866,498	$1.04

Year to date September 30, 2013
Basic earnings per common share	$4,958	4,785,520	$1.04
Effect of dilutive stock options		40,771
Effect of dilutive stock warrants		97,481
Diluted earnings per common share	$4,958	4,923,772	$1.01

Note 6.  Stock Based Compensation

The Company has two share-based compensation plans, which are described in the Company’s December 31, 2013 Annual Report on Form 10-K. The compensation cost that has been charged against income for those plans was approximately $303 and $217 for the nine months ended September 30, 2014 and 2013, respectively.  The Company has no nonqualified stock options outstanding at September 30, 2014.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)
(In thousands, except share and per share data)

A summary of option activity during the nine months ended September 30, 2014 and 2013 is presented below:

September 30, 2014	Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Avg. Contractual Term
Balances at December 31, 2013	221,250	$8.88	$3.19	$533	4.80 years
Granted	10,300	12.08	5.45
Exercised	(11,600)	4.21	1.33	88
Forfeited	(6,880)	11.60	4.33
Expired	(2,800)	14.10	4.56
Balances at September 30, 2014	210,270	9.14	3.35	684	4.39 years
Exercisable at September 30, 2014	160,468	$9.15	$3.22	$525	3.16 years

September 30, 2013
Balances at December 31, 2012	208,750	$8.80	$2.93	$370	4.83 years
Granted	10,000	9.44	4.12
Exercised	(600)	6.52	1.42	2
Forfeited	(1,000)	12.28	3.95
Expired	(11,700)	10.23	1.09
Balances at September 30, 2013	205,450	8.74	3.09	499	4.60 years
Exercisable at September 30, 2013	162,808	$9.47	$3.30	$315	3.88 years

Cash received from options exercised under all share-based payment arrangements for the three and nine months ended September 30, 2014 was $25 and $49, respectively.

Information regarding options vested during the nine months ended September 30, 2014 and 2013 are as follows:

	Three months ended		Nine months ended
	9/30/2014	9/30/2013	9/30/2014	9/30/2013
Number of options vested:	1,100	460	5,460	6,980
Total grant date fair value of options vested	$3	$1	$15	$19

A summary of restricted stock activity during the nine months ended September 30, 2014 and 2013 is presented below:

	September 30, 2014		September 30, 2013
	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Beginning balance outstanding	0	$0.00	11,730	$4.05
Granted	24,660	11.00	20,536	8.87
Vested	(24,660)	11.00	(32,266)	7.12
Ending balance outstanding	0	$0.00	0	$0.00

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)
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

A summary of the Company's interest rate swaps is as follows:

	September 30, 2014		December 31, 2013
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Pay fixed - receive floating interest rate swap	$20,564	$85	$15,286	$174
Pay floating - receive fixed interest rate swap	(20,564)	(85)	(15,286)	(174)
Total	$0	$0	$0	$0

Note 8.  Borrowings and Restricted Stock

Federal Home Loan Bank (“FHLB”) borrowings consisted of long-term borrowings totaling $28,000 at September 30, 2014 and December 31, 2013.  The Company had $30,000 and $15,000 short-term borrowings at September 30, 2014 and December 31, 2013, respectively. Junior subordinated notes consisted of Trust Preferred Securities totaling $16,496 at September 30, 2014 and December 31, 2013 and a subordinated note with an outstanding balance of $10,890 at September 30, 2014 and $10,980 at December 31, 2013.

Through the nine months ended September 30, 2014, interest expense on FHLB borrowings was $843, on junior subordinated debt was $717 and on fed funds purchased and securities sold under agreements to repurchase was $59.   In the same prior year period, interest expense on FHLB borrowings was $886, on junior subordinated debt was $274 and on fed funds purchased and securities sold under agreements to repurchase was $47.

Restricted stock, which represents a required investment in the common stock of a correspondent bank, is carried at cost, and as of September 30, 2014 and December 31, 2013, included the common stock of the FHLB which is included in other assets.   Restricted stock totaled $4,721 at September 30, 2014 and $4,221 at December 31, 2013.

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

The FHLB of Atlanta neither provides dividend guidance prior to the end of each quarter, nor conducts repurchases of excess activity-based stock on a daily basis, instead making such determinations quarterly. Based on evaluation of criteria under ASC Topic 320, management believes that no impairment charge in respect of the restricted stock is necessary as of September 30, 2014.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)
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

At September 30, 2014, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2.  The Company records the impaired loan as nonrecurring Level 3 in the following instances: (i) when the fair value of the collateral is based upon current appraised value less estimated selling or liquidation costs; (ii) when an appraised value is not available, or (iii) when management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price.

Foreclosed assets:  Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Subsequently, foreclosed assets are carried at net realizable value.  Fair value is based upon independent market prices, appraised values of the

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)
(In thousands, except share and per share data)

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 are summarized below:

In thousands
September 30, 2014	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale:
U.S. Government and federal agency	$13,935	$0	$13,935	$0
Government-sponsored enterprises	29,876	0	29,876	0
Mortgage-backed securities	94,297	0	94,297	0
Collateralized mortgage obligations	13,582	0	13,582	0
State and political subdivisions	32,646	0	32,646	0
Held for sale loans	1,111	0	1,111	0
Interest rate swaps	85	0	85	0
Total assets at fair value	$185,532	$0	$185,532	$0

Interest rate swaps	85	0	85	0
Total liabilities at fair value	$85	$0	$85	$0

December 31, 2013
Investment securities available-for-sale:
U.S. Government and federal agency	$10,307	$0	$10,307	$0
Government-sponsored enterprises	31,311	0	31,311	0
Mortgage-backed securities	72,389	0	72,389	0
Collateralized mortgage obligations	9,194	0	9,194	0
State and political subdivisions	36,660	0	36,660	0
Held for sale loans	245	0	245	0
Interest rate swaps	174	0	174	0
Total assets at fair value	$160,280	$0	$160,280	$0

Interest rate swaps	174	0	174	0
Total liabilities at fair value	$174	$0	$174	$0

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)
(In thousands, except share and per share data)

 Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013 are included in the tables below:

In thousands
September 30, 2014	Total	Level 1	Level 2	Level 3
Impaired Loans:
Commercial	$201	$0	$0	$201
Construction Real Estate	2,030	0	0	2,030
Consumer	5	0	0	5
Total Impaired Loans	$2,236	$0	$0	$2,236
Foreclosed Assets	11,994	0	0	11,994
Total assets at fair value	$14,230	$0	$0	$14,230

Total liabilities at fair value	$0	$0	$0	$0

December 31, 2013
Impaired Loans:
Commercial	$384	$0	$0	$384
Residential Real Estate	343	0	0	343
Construction Real Estate	2,074	0	0	2,074
Consumer	5	0	0	5
Total Impaired Loans	$2,806	$0	$0	$2,806
Foreclosed Assets	19,705	0	0	19,705
Total assets at fair value	$22,511	$0	$0	$22,511

Total liabilities at fair value	$0	$0	$0	$0

For level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at September 30, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired Loans	$2,236	Discounted appraised value	Discount for selling costs and age of appraisals	15% - 55%
Foreclosed Assets	$11,994	Discounted appraised value	Discount for selling costs and age of appraisals	15% - 55%

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)
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

Off-Balance-Sheet Financial Instruments:  The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2014, the fair value of loan commitments and stand-by letters of credit was immaterial.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)
(In thousands, except share and per share data)

September 30, 2014	Carrying Amounts	Approximate Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands
Financial assets
Loans, net	$600,006	$605,164	$0	$0	$605,164

Financial liabilities
Time deposits/IRAs	187,331	188,501	0	188,501	0
FHLB borrowings	58,000	60,229	0	60,229	0
Junior subordinated debentures	27,386	26,802	0	26,802	0

December 31, 2013
Financial assets
Securities held-to-maturity	$21,992	$22,471	$0	$22,471	$0
Loans, net	563,160	569,355	0	0	569,355

Financial liabilities
Time deposits/IRAs	158,840	160,297	0	160,297	0
FHLB borrowings	43,000	45,530	0	45,530	0
Junior subordinated debentures	27,476	26,907	0	26,907	0

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

Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument fail to perform in accordance with the terms of the contract.  The Bank’s maximum exposure to credit loss under commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.    At September 30, 2014 outstanding commitments to extend credit were $192,444 as compared to $158,268 at December 31, 2013.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)
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

Derivative Financial Instruments
For asset/liability management purposes, we may use interest rate swap agreements to hedge interest rate risk exposure to declining rates.  Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flow of the items being hedged.  At September 30, 2014 and December 31, 2013 the Company did not have any derivative agreements related to interest rate hedging in place. See Note 7 for more information on derivative financial instruments.

Note 11.  Regulatory Matters

Dividends
The Company's principal source of funds for dividend payments is dividends received from the Bank.  The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by federal and state law, regulations and policies.  A state bank may not pay dividends that would impair its paid-in capital; all dividends must be paid out of net undivided profits then on hand.  Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level.  As of September 30, 2014 and December 31, 2013, the amount available from the Bank’s retained earnings for payment of dividends was $44,438 and $39,458 respectively.  In addition, federal banking regulations provide that prior approval by the Federal Reserve is required if cash dividends in any given year exceed net income for that year, plus retained net income of the two previous years. The Company is current on all dividend payments on its Trust Preferred Securities.  Additionally, subsequent to quarter-end, the Company declared a quarterly cash dividend of $0.04 per share to be paid December 1, 2014 to common shareholders of record November 14, 2014.

Capital Requirements
The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of September 30, 2014 and December 31, 2013 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2014 and December 31, 2013, the Company and the Bank were categorized as “well capitalized” as defined by applicable regulations.  To be categorized as “well capitalized”, the Company and Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that date that management believes have changed the Company's or the Bank's category.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (Unaudited)
(In thousands, except share and per share data)

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Valley Financial Corporation	$91,821	14.5%	$50,773	8.0%	n/a	n/a
Valley Bank	91,612	14.4%	50,754	8.0%	$63,443	10.0%
Tier 1 Capital (to risk weighted assets):
Valley Financial Corporation	74,396	11.7%	25,387	4.0%	n/a	n/a
Valley Bank	85,077	13.4%	25,377	4.0%	38,066	6.0%
Tier 1 Capital - Leverage (to average assets):
Valley Financial Corporation	74,396	8.7%	34,354	4.0%	n/a	n/a
Valley Bank	85,077	9.9%	34,323	4.0%	42,903	5.0%

December 31, 2013
Total Capital (to risk weighted assets):
Valley Financial Corporation	$87,703	14.2%	$49,447	8.0%	n/a	n/a
Valley Bank	87,297	14.1%	49,404	8.0%	$61,755	10.0%
Tier 1 Capital (to risk weighted assets):
Valley Financial Corporation	69,523	11.3%	24,723	4.0%	n/a	n/a
Valley Bank	80,097	13.0%	24,702	4.0%	37,053	6.0%
Tier 1 Capital - Leverage (to average assets):
Valley Financial Corporation	69,523	8.6%	32,405	4.0%	n/a	n/a
Valley Bank	80,097	9.9%	32,373	4.0%	40,466	5.0%

Note 12.  Subsequent Events

On October 30, 2014, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.04 per share, payable on December 1, 2014 to common shareholders of record November 14, 2014.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations of the Company as of September 30, 2014 and December 31, 2013 and for the nine months ended September 30, 2014 and 2013 is as follows.  The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

	Three months ended		Nine months ended
In thousands	9/30/2014	9/30/2013	9/30/2014	9/30/2013
Net interest income, non tax-equivalent	$6,961	$6,849	$20,869	$20,182
Less: tax-exempt interest income	(152)	(175)	(524)	(470)
Add: tax-equivalent of tax-exempt interest income	230	265	794	712
Net interest income, tax-equivalent	$7,039	$6,939	$21,139	$20,424

Results of Operations

Net Income

The Company reported record quarterly net income available to common shareholders for the three months ended September 30, 2014 of $1,805,000 and $0.37 per diluted share as compared to $1,762,000 and $0.36 per diluted share for the prior year's third quarter, increases of 2% and 3% respectively. The Company's earnings for the three months ended September 30, 2014 produced an annualized return on average total assets ("ROA") of 0.83% and an annualized return on average shareholder's equity ("ROE") of 12.27% as compared to 0.96% and 11.99%, respectively, for the prior year's quarter. In comparison to the linked quarter, net income available to common shareholders increased $61,000, or 3% while diluted earnings per share increased $0.01, or 3%.

Select highlights for the third quarter include:

•
Quarterly record net income to common shareholders of $1,805,000 and $0.37 per diluted share, producing an annualized return on average total assets of 0.83% and an annualized return on average shareholders' equity of 12.27%.

•	Tax-equivalent net interest income of $7,039,000, a $100,000 or 1% increase when compared to the prior year's quarter, but a $53,000 or 1% decrease when compared to second quarter of 2014.

•	Due to the Company's full redemption of TARP during 2013 preferred dividends paid were $0 for the third quarter of 2014 as compared to $167,000 during the same period last year.

•
Year-to-date, the Company has achieved an after-tax savings of $295,000, or $0.06 per diluted share, when comparing the $592,000 of preferred dividend payments made during the first nine months of 2013 to the Company's 2014 subordinated debt after-tax expense of $297,000.

•	Nonperforming assets ("NPAs") decreased 4% or $670,000, from $19,015,000 at June 30, 2014 to $18,345,000 at September 30, 2014. In comparison to September 30, 2013, NPAs decreased $9,864,000, or 35%.

•
The Company's Allowance for Loan and Lease Losses ("ALLL") to total loans decreased 2 bps to 1.08% in comparison to the 1.10% at June 30, 2014 and 25 basis points from the 1.33% reported one year earlier. The Company recorded a negative $143,000 provision expense during the quarter as credit quality trends continue to improve.

•
Loan growth continued in the third quarter with an increase in average gross loans outstanding of $46,546,000 or 8% from the same period last year and $9,219,000 or 2% in comparison to the linked quarter (an annualized growth rate of 6%).

For the nine months ended September 30, 2014, the Company earned net income available to common shareholders of $5,065,000, an increase of $107,000 as compared to $4,958,000 earned during the same period last year. Fully-diluted earnings per share for the nine months ended September 30, 2014 were $1.04 compared to $1.01 for the same prior year period, an increase of 3%. The year-to-date earnings produced an annualized return on average earning assets of 0.79% and an annualized return on average shareholder's equity of 12.00% as compared to 0.94% and 11.63% respectively for the prior year.

The following table shows our key performance ratios for the periods ended September 30, 2014, December 31, 2013 and September 30, 2013:

Key Performance Ratios(1)
	Nine months ended	Twelve months ended	Nine months ended
	9/30/2014	12/31/2013	9/30/2013
Return on average assets	0.79%	0.86%	0.94%
Return on average equity(2)	12.00%	11.06%	11.63%
Net interest margin(3)	3.54%	3.74%	3.76%
Cost of funds	0.56%	0.59%	0.59%
Yield on earning assets	4.10%	4.32%	4.34%
Basic net earnings per common share	$1.05	$1.30	$1.04
Diluted net earnings per common share	$1.04	$1.26	$1.01
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

	For the Three Months Ended
	Dollars in thousands
	9/30/2014	6/30/2014	Change		9/30/2013	Change

Average interest-earning assets	$803,224	$807,610	$(4,386)		$737,200	$66,024
Interest income (FTE)	$8,162	$8,209	$(47)		$7,923	$239
Yield on interest-earning assets	4.03%	4.08%	(5)	bps	4.26%	(23)	bps
Average interest-bearing liabilities	$692,401	$700,984	$(8,583)		$636,251	$56,150
Interest expense	$1,123	$1,117	$6		$984	$139
Cost of funds	0.56%	0.56%	0	bps	0.53%	3	bps
Net Interest Income (FTE)	$7,039	$7,092	$(53)		$6,939	$100
Net Interest Margin (FTE)	3.48%	3.52%	(4)	bps	3.73%	(25)	bps

On a linked quarter basis, tax-equivalent net interest income was $7,039,000, a decrease of $53,000 or 1% when compared to second quarter of 2014. The decrease was due to both volume and yield as average interest-earning assets decreased $4,386,000 while the net interest margin contracted by 4 basis points ("bps") during the three-month period to 3.48%. The 4 bps reduction in our tax-equivalent net interest margin is due to the 5 bps decline in our earning asset yield from 4.08% in the second quarter of 2014 to 4.03% in the third quarter of 2014 which was driven by a reduction of 8 bps on our loan portfolio due to the impact of the low interest rate environment on new and renewed pricing. Likewise, the yield on investments decreased 18 bps in comparison to the linked quarter. Increased prepayment speeds on amortizing products in the investment portfolio accounted for 7 bps of the decline in yield. The additional 11 bps is attributable to sales of higher yielding municipal bonds in the second quarter. The investment portfolio strategy this year has been focused on reducing the effective duration on our portfolio to better position the balance sheet for a rising rate environment. As a result of trades executed throughout the year, the effective duration has declined from 6.500 years at September 30, 2013 to 4.334 years at September 30, 2014.

For the three months ended September 30, 2014, tax-equivalent net interest income increased $100,000, or 1%, when compared to the same period last year due to average interest-earning assets increasing $66,024,000. The tax-equivalent net interest margin, at 3.48%, decreased 25 basis points from 3.73% in the prior year. As anticipated, the decline in net interest margin was due to the impact of the low interest rate environment on asset yields, which compressed 23 bps in comparison to the cost of funds reduction of 3 bps for the third quarter 2014 as compared to the prior year. In comparison to the prior year's third quarter, our yield on loans decreased 26 bps and yield on investments declined 9 bps. The subordinated note issued on October 15, 2013 increased our cost of funds by 7 bps for the third quarter of 2014 as compared to the same period last year, resulting in a 7 bps reduction in our net interest margin. The Company believes that net interest margin will continue to decline modestly over the next several quarters as decreases in earning asset yields are projected to outpace declines in interest-bearing liabilities. This environment will require us to maintain a disciplined approach to balance sheet growth.

	Year-Over-Year results
	For the Nine Months Ended
	Dollars in thousands
	9/30/2014	9/30/2013	Change

Average interest-earning assets	$797,346	$726,579	$70,767
Interest income (FTE)	$24,477	$23,586	$891
Yield on interest-earning assets	4.10%	4.34%	(24)	bps
Average interest-bearing liabilities	$693,455	$629,450	$64,005
Interest expense	$3,339	$3,162	$177
Cost of funds	0.56%	0.59%	(3)	bps
Net Interest Income (FTE)	$21,139	$20,424	$715
Net Interest Margin (FTE)	3.54%	3.76%	(22)	bps

For the nine months ended September 30, 2014, tax-equivalent net interest income increased $715,000, or 4%, to $21,139,000 from $20,424,000 at September 30, 2013. The increase was volume driven as average interest-earning assets increased 10% or $70,767,000 as compared to September 30, 2013. The tax-equivalent net interest margin decreased 22 basis points from 3.76% one year earlier to 3.54%. In comparison to the prior year, our yield on investments increased by 8 basis points, while our yield on loans decreased by 28 basis points. Loan yields have been negatively affected by the low interest rate environment on new and renewed pricing. The increase in investment yields year-over-year is due to lower prepayment speeds on amortizing products within our portfolio in 2014 as compared to 2013. The subordinated note issued on October 15, 2013 increased our cost of funds by 7 basis points for 2014 as compared to 2013, resulting in a reduction in our net interest margin of 8 bps.

Noninterest Income

	For the Three Months Ended
	Dollars in thousands
	9/30/2014	6/30/2014	$	%	9/30/2013	$	%
Noninterest income:
Service charges on deposit accounts	$535	$532	$3	1%	$482	$53	11%
Mortgage fee income	143	137	6	4%	173	(30)	(17)%
Brokerage fee income, net	150	244	(94)	(39)%	225	(75)	(33)%
Bank owned life insurance income	166	168	(2)	(1)%	167	(1)	(1)%
Realized gain on sale of securities	9	714	(705)	(99)%	15	(6)	(40)%
Other income	113	265	(152)	(57)%	93	20	22%
Total noninterest income	$1,116	$2,060	$(944)	(46)%	$1,155	$(39)	(3)%

On a linked quarter basis, noninterest income decreased $944,000 or 46%. Excluding gains on the sale of securities, noninterest income decreased $239,000 or 18%. The quarterly decrease is due to lower brokerage fee income as a result of the personnel changes within Valley Wealth Management at the end of the second quarter, lower loan swap fee income and the non-recurring $91,000 Virginia Enterprise Zone grant the Company received in the second quarter of 2014. During the 3rd quarter, the Company was successful in recruiting a new brokerage team with over 40 years of combined experience and fully expects the revenue contributions from this line of business to return to the levels achieved in 2013 and the first half of 2014.

For the three months ended September 30, 2014, noninterest income decreased $39,000, or 3%, compared to the same period last year. Excluding gains on the sale of securities, noninterest income decreased $33,000 or 3% compared to the same period last year. The 11% increase in service charge income, which is attributable to increased transaction volumes across all business lines, was offset by decreased fee income from our mortgage and brokerage businesses. Annualized total noninterest income, exclusive of gains realized on the sale of securities, was 0.55% of average earning assets for the period compared to 0.62% in the prior year.

	Year-Over-Year results
	For the Nine Months Ended
	Dollars in thousands
	9/30/2014	9/30/2013	Change	%
Noninterest income:
Service charges on deposit accounts	$1,519	$1,349	$170	13%
Mortgage fee income	372	569	(197)	(35)%
Brokerage fee income, net	641	724	(83)	(11)%
Bank owned life insurance income	499	499	0	0%
Realized gain on sale of securities	730	83	647	780%
Other income	490	386	104	27%
Total noninterest income	$4,251	$3,610	$641	18%

For the nine months ended September 30, 2014, noninterest income increased $641,000, or 18%, to $4,251,000 from $3,610,000 one year earlier. Excluding gains realized on the sale of securities, noninterest income decreased $6,000 to $3,521,000 from $3,527,000 one year earlier. Service charges on deposit accounts increased $170,000 due to increased overdraft and debit card fee income while other income is up $104,000 primarily due to the non-recurring $91,000 grant received from the state's Virginia Enterprise Zone program in the second quarter of 2014. Mortgage fee income remains below last year's levels due to the slowdown in the refinance market while brokerage fee income has been negatively impacted by the personnel changes discussed earlier. Annualized total noninterest income, exclusive of gains realized on the sale of securities, was 0.59% of average earning assets for the period compared to 0.65% in the prior year.

Noninterest Expense

	For the Three Months Ended
	Dollars in thousands
	9/30/2014	6/30/2014	$	%	9/30/2013	$	%
Noninterest expense:
Compensation expense	$3,155	$3,076	79	3%	$2,978	177	6%
Occupancy and equipment expense	485	470	15	3%	439	46	10%
Data processing expense	421	415	6	1%	385	36	9%
Insurance expense	219	227	(8)	(4)%	212	7	3%
Professional fees	208	178	30	17%	206	2	1%
Foreclosed asset expense, net	299	242	57	24%	589	(290)	(49)%
Other operating expense	905	928	(23)	(2)%	842	63	7%
Total noninterest expense	$5,692	$5,536	156	3%	$5,651	41	1%

On a linked quarter basis, noninterest expense increased by $156,000 or 3%, driven by increases in compensation, professional fees and foreclosed asset expenses. Compensation increased quarter-over- quarter due to the one-time $62,000 reduction in the Company's supplemental retirement plan ("SERP") benefit in the second quarter due to the resignation of one of the participants. The additional increase in compensation expense is attributable to the successful recruitment of two new private bankers. The professional fee increase is due to increased legal expenses while the increase in foreclosed asset expense is driven by $143,000 in impairment write-downs on three properties, two of which were based on negotiations with potential buyers. The Company's efficiency ratio for the third quarter of 2014 was 69.15% as compared to 64.93% for the second quarter of 2014. (The efficiency ratio is computed by dividing noninterest expenses by the sum of fully taxable equivalent net interest income and fully taxable equivalent noninterest income, less gains (losses) on the sale of securities). The increased efficiency ratio is due to increased noninterest expenses coupled with a decrease in fully taxable equivalent net interest income.

For the three months ended September 30, 2014, noninterest expense increased $41,000 or 1% as compared to the $5,651,000 recorded for the quarter ended September 30, 2013. The Company's efficiency ratio for the third quarter of 2014 was 69.15%, slightly improved from the 69.23% for the same quarter last year. The 49% reduction in foreclosed asset expense completely offset increases in compensation, occupancy and equipment and data processing expenses. The increase in compensation expense is primarily the result of equity and merit increases for all employees which went into effect January 1, 2014. The increased occupancy expense is driven by additional rent at our Downtown office location due to occupancy of a new floor, maintenance and repair expenses for one of our branches as well as the new Bonsack branch which opened in October 2013. Increased customer transactions across all business lines drove the increase in data processing expense.

	Year-Over-Year results
	For the Nine Months Ended
	Dollars in thousands
	9/30/2014	9/30/2013	Change	%
Noninterest expense:
Compensation expense	$9,317	$8,908	$409	5%
Occupancy and equipment expense	1,445	1,361	84	6%
Data processing expense	1,239	1,133	106	9%
Insurance expense	667	614	53	9%
Professional fees	524	568	(44)	(8)%
Foreclosed asset expense, net	699	1,090	(391)	(36)%
Other operating expense	2,670	2,502	168	7%
Total noninterest expense	$16,561	$16,176	$385	2%

For the nine months ended September 30, 2014, noninterest expense increased $385,000, or 2%, to $16,561,000 from $16,176,000 a year earlier. Compensation expense accounts for $409,000 of the increase and is primarily the result of equity and merit increases for all employees which went into effect January 1, 2014. Data processing expense increased $106,000 due to increased customer transactions across all business lines while other operating expenses increased $168,000 due to increases in advertising and marketing, home equity line closing costs, appraisal expenses, mortgage processing expenses and state bank franchise tax expense. Professional fees decreased year-over-year due to decreased legal fees associated with credit work-outs. Net foreclosed asset expense decreased $391,000 due to reduced impairment charges as well as reduced real estate taxes, insurance and utilities as a result of the sale of the Ivy Market building during the second quarter of 2014. The Company's efficiency ratio for the nine months ended September 30, 2014 improved slightly to 66.47% from 66.82% for the same period last year.

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

The Company's nonperforming assets decreased 4% or $670,000, from $19,015,000 at June 30, 2014 to $18,345,000 at September 30, 2014. However due to the $29.7 million reduction in total assets during the quarter, the nonperforming assets to total assets ratio remained flat at 2.14% in comparison to June 30, 2014. The following table shows a summary of asset quality balances and related ratios for the three-month periods presented (dollars in thousands):

In thousands	9/30/2014	6/30/2014	3/31/2014	12/31/2013	9/30/2013
Nonaccrual loans	$3,571	$5,532	$2,324	$3,665	$4,171
Loans past due 90 days or more and still accruing	416	0	349	0	0
Performing restructured loans	2,364	2,884	2,885	2,922	2,923
Foreclosed assets	11,994	10,599	19,766	19,705	21,115
Total nonperforming assets	$18,345	$19,015	$25,324	$26,292	$28,209

Balances
Allowance for loan losses	$6,535	$6,640	$6,425	$7,200	$7,430
Loans, net of unearned income	$606,541	$602,434	$584,757	$570,360	$557,790
Total assets	$857,345	$887,089	$868,724	$825,346	$795,849

Ratios
NPAs to total assets	2.14%	2.14%	2.92%	3.19%	3.54%
NPAs to total loans	3.02%	3.16%	4.33%	4.61%	5.06%
NPAs to total loans & foreclosed assets	2.97%	3.10%	4.19%	4.46%	4.87%
ALLL to nonaccrual loans	183.00%	120.03%	276.46%	196.45%	178.13%

Nonaccrual loans
Nonaccrual loans at September 30, 2014 totaled $3,571,000, a decrease of $1,961,000 or 35% from the prior quarter and a decrease of $600,000 or 14% from the prior year. The decrease is attributable to a payoff of one nonaccrual note during the quarter as well as foreclosures on properties securing three additional nonaccrual notes. The following table shows the activity in nonaccrual loans for the quarter ended (dollars in thousands):

	9/30/2014	6/30/2014	3/31/2014	12/31/2013	9/30/2013
Beginning Balance	$5,532	$2,324	$3,665	$4,171	$5,414
Net customer payments	(453)	(5)	(28)	(528)	(226)
Additions	0	3,248	0	64	397
Charge-offs	(7)	0	(1,313)	(42)	(173)
Loans returning to accruing status	0	0	0	0	0
Transfers to OREO	(1,501)	(35)	0	0	(1,241)
Ending Balance	$3,571	$5,532	$2,324	$3,665	$4,171

Foreclosed Assets
Foreclosed assets at September 30, 2014 totaled $11,994,000, an increase of $1,395,000 or 13% from the linked quarter, but a decrease of $9,121,000 or 43% from the prior year quarter. The following table shows the activity in foreclosed assets for the quarter ended (dollars in thousands):

	9/30/2014	6/30/2014	3/31/2014	12/31/2013	9/30/2013
Beginning Balance	$10,599	$19,766	$19,705	$21,115	$22,264
Additions	1,502	34	0	1	1,162
Capitalized improvements	46	42	101	104	426
Proceeds from sales	(10)	(7,750)	(40)	(1,045)	(2,345)
Transfers to other assets	0	(1,474)	0	0	0
Valuation adjustments	(143)	(32)	0	(505)	(413)
Gains (losses) from sales	0	13	0	35	21
Ending Balance	$11,994	$10,599	$19,766	$19,705	$21,115

As anticipated, foreclosed assets increased during the quarter due to foreclosures related to the one borrower who moved into nonaccrual status during the second quarter. Partially offsetting the additions were $143,000 in impairment write-downs on three properties, two of which were based on ongoing negotiations with potential buyers.

Performing Restructured Loans - Troubled Debt Restructurings ("TDRs")
The total recorded investment in TDRs as of September 30, 2014 was $2,364,000, a decline of $520,000 from the $2,884,000 at June 30, 2014 and a $559,000 decline from the $2,923,000 at September 30, 2013. These reductions are primarily due to one relationship that was upgraded during the quarter based upon renewal of the notes at market rate and market terms. All TDRs were performing at September 30, 2014, June 30, 2014 and September 30, 2013.

Past Due Loans
At September 30, 2014, total accruing loans past due 30 - 89 days were $5,129,000 or 0.8% of total loans, an increase from $2,109,000, or 0.4%, one year ago. In comparison to June 30, 2014, total accruing loans past due 30 - 89 days increased $456,000. Approximately 86% or $4,391,000 of the total accruing loans past due 30-89 days is due to the borrower who moved to impaired status during the second quarter. As discussed last quarter, we negotiated a forbearance agreement to allow the borrower sufficient time to bring the notes current and / or sell one or more pieces of real estate collateralizing the loan. This borrower's loans remain past due; however, at this time, we consider the loans to be adequately secured.

Total loans past due greater than 90 days and accruing interest at September 30, 2014 totaled $416,000 as compared to $0 at September 30, 2013 and June 30, 2014. Three notes moved into this category at September 30, 2014, the largest of which ($386,000) is now under 90 days.

Impaired Loans
Impaired loans declined $6,944,000 or 32% from $21,670,000 at June 30, 2014 to $14,726,000 at September 30, 2014. In comparison to September 30, 2013, impaired loans declined $5,735,000 or 28%. The reduction in the third quarter of 2014 is attributable to the upgrade of two relationships totaling $5,035,000 and foreclosures totaling $1,960,000. Additionally, we received principal payments totaling $75,000 and added one new loan totaling $126,000 to impaired status.

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

Provision/Charge-offs
The Company recorded a negative $143,000 provision for loan losses during the third quarter of 2014, as compared to a negative provision of $332,000 for the same period last year and a $1,039,000 provision for the linked quarter. The reduction in the ALLL during the third quarter of 2014 is attributable to improved credit quality trends including the reduction in nonaccrual loans, impaired loans, watchlist loans and charge-offs as well as a significant reduction in the loans risk rated watchlist that are included in our large relationship risk factor (loan relationships with outstanding balances greater than $8 million).

The Company recorded net recoveries of $38,000 during the third quarter of 2014 as compared to net charge-offs of $267,000 for the third quarter of 2013. The Company's net charge-offs year-to-date total $2,079,000 or 0.35% of average loans as compared to $363,000 and 0.07% for the same period last year.

Allowance for Loan Losses
The ratio of allowance for loan and lease losses as a percentage of total loans decreased to 1.08% at September 30, 2014 in comparison to 1.10% at June 30, 2014. In comparison to the prior year, the ratio decreased from 1.33% at September 30, 2013. The nonaccrual loan coverage ratio is at 183% as of September 30, 2014, an increase from 120% at June 30, 2014 and from 178% at September 30, 2013. The current level of the allowance for loan losses reflects specific reserves related to impaired loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses.

Higher Risk Loans
Certain types of loans, such as option ARM products, interest-only loans, sub-prime loans, and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  We do not offer option ARM, interest-only, or sub-prime mortgage loans.

Junior-lien mortgages can also be considered higher risk loans and our junior lien portfolio currently consists of balances totaling $23,164,000 (3.8% of total portfolio) at September 30, 2014.  Loans included in this category that were initially made with high loan-to-value ratios of 100% or greater have current balances totaling $1,471,000 at September 30, 2014.  Since 2003, we have experienced net charge-offs totaling $972,000 in junior lien mortgages.

Financial Condition

Total assets at September 30, 2014 were $857,345,000, an increase of $31,999,000 or 4% from $825,346,000 at December 31, 2013.  The principal components of the Company’s assets at the end of the period were $14,261,000 in cash and cash equivalents, $184,336,000 in securities available-for-sale and $606,541,000 in gross loans.  Total assets at December 31, 2013 were $825,346,000 with the principal components consisting of $16,362,000 in cash and cash equivalents, $159,861,000 in securities available-for-sale, $21,992,000 in securities held-to-maturity and $570,360,000 in gross loans.

Total liabilities at September 30, 2014 were $800,178,000, an increase of $23,752,000 or 3% from $776,426,000 at December 31, 2013.  Deposits increased $5,067,000 or 1% to $682,102,000 from the $677,035,000 level at December 31, 2013.  Total shareholders’ equity at September 30, 2014 was $57,167,000, an increase of $8,247,000 or 17% from $48,920,000 at December 31, 2013. The Company’s tangible book value per share (defined as total capital, including AOCI, divided by outstanding common shares) increased 16% from $10.22 at December 31, 2013 to $11.85 at September 30, 2014.

The following table includes the quarterly average balance for our primary balance sheet items (dollars in thousands):

	Quarterly Average Balances, Primary Balance Sheet Components
	Dollars in thousands
	9/30/2014	6/30/2014	3/31/2014	12/31/2013	9/30/2013
Assets	858,860	864,790	839,395	810,129	795,536
Loans, net of unearned income	600,875	591,657	578,589	562,450	554,329
Securities	193,033	197,263	195,927	171,130	176,406
Earning assets	803,224	807,610	780,960	752,034	737,200
Deposits	684,835	695,693	674,958	659,838	653,004
Noninterest-bearing deposits	101,594	102,860	95,338	96,936	93,452
Borrowings	109,160	108,150	107,301	91,870	76,700
Interest-bearing liabilities	692,401	700,984	686,921	654,772	636,251
Shareholders' equity	57,272	54,338	51,218	52,530	60,155

Capital Adequacy
The management of capital in a regulated financial services industry must properly balance return on equity to shareholders while maintaining sufficient capital levels and related risk-based capital ratios to satisfy regulatory requirements. The Company's capital management strategies have been developed to provide attractive rates of returns to shareholders, while maintaining its "well-capitalized" position at the banking subsidiary. The primary source of additional capital to the Company is earnings retention, which represents net income less dividends declared.  The Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.04 per share, payable December 1, 2014 to common shareholders of record November 14, 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  As of September 30, 2014 and December 31, 2013, the Company and the subsidiary bank met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized”.  These capital amounts and ratios are included in Note 11 of the consolidated financial statements incorporated by reference herein.

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

Had the new minimum capital ratios described above been effective as of September 30, 2014, based on management’s interpretation and understanding of the new rules, the Company would have remained “well capitalized” as of such date.

Interest Rate Risk
Interest rate risk is the exposure to fluctuations in the Company’s future earnings (earnings at risk) and value (economic value at risk) resulting from changes in interest rates.  This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayments and contractual interest rate changes.  At September 30, 2014 the Company remains asset sensitive as simulation results indicate that net interest income would rise by approximately 6% if rates were to rise 200 basis points. For a further discussion on interest rate risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Liquidity
One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity.  Liquidity measures our ability to meet our maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for customers’ credit needs.  Liquidity represents a financial institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.  We sell excess funds overnight to provide an immediate source of liquidity and as of September 30, 2014 we had a total of $6,942,000 in overnight funds at the Reserve Bank.   The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The secondary liquidity source for both short-term and long-term borrowings consists of a secured line of credit from the Federal Home Loan Bank (“FHLB”).  At September 30, 2014, the line of credit had $58,000,000 outstanding under a total available line of $103,760,000.  Borrowings from the FHLB are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral.  Additionally, we have an established line of credit with the Reserve Bank’s Discount Window that had no outstanding balance under a total available line of $54,641,000 at September 30, 2014.  Borrowings from the FRB Discount Window are secured by a collateral agreement on a pledged portion of the Bank’s commercial and real estate construction collateral.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, is formatted in XBRL interactive data files:  (i) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

November 6, 2014	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief Executive Officer

November 6, 2014	/s/ Kimberly B. Snyder
Date	Kimberly B. Snyder, Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, is formatted in XBRL interactive data files:  (i) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

*  Filed herewith.