Form 10-K
period 2014-12-31
VALLEY FINANCIAL CORP /VA/
filed 2015-02-27
CIK 921590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended	December 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to_____________________________________

Commission File Number:  000-28342
VALLEY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1702380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

36 Church Avenue, S.W.
Roanoke, Virginia	24011
(Address of principal executive offices)	(Zip Code)
(540) 342-2265
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934

Name of Each Exchange on
Title of Each Class	Which Registered

Common Stock, No par value	NASDAQ Capital Market

Securities registered under Section 12(g) of the Securities Exchange Act of 1934:  None

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

The aggregate market value of Valley Financial Corporation Common Stock held by non-affiliates of Valley Financial Corporation as of June 30, 2014 was $44,651,958.

At February 13, 2015, 4,939,923 shares of common stock, no par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for Valley Financial Corporation’s 2015 Annual Meeting of Shareholders are incorporated by reference into Part III.

VALLEY FINANCIAL CORPORATION
FORM 10-K
December 31, 2014

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

This report includes forward-looking statements within the meaning of the 1995 Act. These statements are included throughout this report and relate to, among other things, projections of revenues, earnings, earnings per share, cash flows, capital expenditures, or other financial items, expectations regarding acquisitions, discussions of estimated future revenue enhancements, potential dispositions, and changes in interest rates. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity, and capital resources. Additional statements regarding the proposed merger with BNC relate to, among other things, the timing of the proposed merger and whether the proposed merger will occur, the benefits, results and effects of the proposed merger and the combined company's plans, objectives, expectations, costs, and the effect on earnings per share. The words “believe”, “anticipate”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, and similar terms and phrases identify forward-looking statements in this report.

Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Our operations involve risks and uncertainties, many of which are outside of our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct.  Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a number of factors. Factors that may cause actual results to differ materially from those expected include the following:

•
The costs and difficulties related to the proposed merger, including, among other things, the integration of our business with BNC, the inability to retain key personnel, competitive response to the proposed merger, or potential adverse reactions or changes to business or employee relationships could be more significant than we anticipate, resulting in higher costs or reduced benefits;

•	Failure of the merger to be completed on the proposed terms and schedule, or at all;

•	Business uncertainties and contractual restrictions during the pendency of the merger and management distraction;

•	General economic conditions may deteriorate and negatively impact the ability of borrowers to repay loans and depositors to maintain balances;

•	General decline in the residential real estate construction and finance market;

•	Decline in market value of real estate in the Company’s markets;

•	Changes in interest rates could reduce net interest income and/or the borrower’s ability to repay loans;

•	Competitive pressures among financial institutions may reduce yields and profitability;

•	Legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses that the Company is engaged in;

•	Increased regulatory supervision could limit our ability to grow and could require considerable time and attention of our management and board of directors;

•	New products developed or new methods of delivering products could result in a reduction in business and income for the Company;

•	The Company’s ability to continue to improve operating efficiencies;

•	Natural events and acts of God such as earthquakes, fires and floods;

•	Loss or retirement of key executives; and

•	Adverse changes may occur in the securities market.

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

Valley Financial Corporation is the holding company for Valley Bank, which opened in 1995 and engages in a general commercial and retail banking business in the Roanoke Valley, emphasizing the needs of small-to-medium sized businesses, professional concerns and individuals. Valley Bank currently operates from nine full-service offices at 36 Church Avenue, 110 McClanahan Street, 1518 Hershberger Road, 3850 Keagy Road (near Lewis-Gale Hospital), and 1327 Grandin Road in Roanoke City, 4467 Starkey Road and 4003 Challenger Avenue in Roanoke County, 8 East Main Street in the City of Salem and 1003 Hardy Road in the Town of Vinton. Additionally, the Bank operates its wealth management subsidiary, Valley Wealth Management Services, Inc. at 36 Church Avenue in Roanoke City and its Mortgage Office at 3565 Electric Road, SW, Suite J in Roanoke County. The Bank’s Internet site at www.myvalleybank.com is available for online banking and also contains investor information.

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

Proposed Merger with BNC Bancorp
On November 14, 2014, the Company entered into a definitive agreement with BNC Bancorp ("BNC") the holding company for Bank of North Carolina, pursuant to which BNC will acquire all of the common stock of the Company in a stock transaction valued at approximately $101.3 million, based on the closing price of BNC common stock on November 14, 2014. Upon completion of the transaction, BNC is expected to have approximately $5.0 billion in assets, $3.6 billion in loans, and $4.2 billion in deposits.

The transaction is expected to be immediately accretive to BNC’s fully diluted earnings per share, excluding deal costs. Under the terms of the agreement, which has been approved by the Boards of Directors of both companies, the Company's shareholders will receive shares of BNC common stock based upon the 20-day volume weighted average price of BNC common stock prior to the closing of the merger ("VWAP"), subject to minimum and maximum exchange ratios. If the VWAP immediately prior to the merger is equal to or less than $18.50 but greater than $14.25, then each share of our common stock will be converted into $20.50 payable in shares of BNC common stock (with the exchange ratio equal to $20.50 divided by the VWAP). If the VWAP immediately prior to the merger is greater than or equal to $18.50 then each share of our common stock shall be converted into 1.1081 shares of BNC common stock (the “Minimum Exchange Ratio”). If the VWAP immediately prior to the merger is less than $14.25, then each share of our common stock shall be converted into 1.4386 shares of BNC common stock (the “Maximum Exchange Ratio”). The transaction, which is subject to regulatory approval, the approval of the shareholders of the Company and BNC, and other customary conditions, is expected to close in the third quarter of 2015.

Headquartered in High Point, NC, BNC is the parent company of Bank of North Carolina, a commercial bank with approximately $5.0 billion in assets (following completion of the acquisition of the Company). Bank of North Carolina provides an array of banking and financial services to individuals and businesses through its 48 banking offices in North and South Carolina, which is expected to increase to 60 banking offices, including in Virginia, after completion of the pending acquisition of the Company. Bank of North Carolina is insured by the FDIC and is an equal housing lender. BNC’s stock is traded and quoted in the NASDAQ Capital Market under the symbol "BNCN."

Banking Services
We conduct a general commercial banking business while emphasizing the needs of small-to-medium sized businesses, professional concerns, and individuals.

Deposit Services
We offer a wide range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank’s principal market area at rates competitive to those offered in the area. In addition, we offer certain retirement account services, such as individual retirement accounts. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law. We solicit accounts from individuals, businesses, associations and organizations and governmental authorities.

The Bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”).  CDARS gives us the ability to provide our deposit customers access to FDIC insurance in amounts exceeding the existing FDIC limit.  This permits our institution to better attract and retain large deposits from businesses, nonprofit organizations, individuals and other customers that require an assurance of safety.  The Bank offers a remote deposit transaction delivery system (“RDC”) which allows the Bank to receive digital information from deposit documents captured at remote locations.  These locations may be our branches, ATMs, domestic and foreign correspondents, or locations owned or controlled by commercial or retail customers of the Bank. In substance, RDC is similar to traditional deposit delivery systems; however, it enables customers of financial institutions to deposit items electronically from remote locations. RDC can decrease processing costs, support new and existing banking products, and improve customers' access to their deposits; however, it introduces additional risks to those typically inherent in traditional deposit delivery systems. During 2012, the Bank also introduced Mobile Banking services to its customers and expanded those service offerings during 2013.

Lending Activities
We offer a wide range of lending services including commercial loans, residential real estate loans, construction and development loans, and consumer loans.

Credit Policies
The principal risk associated with each of the categories of loans in our portfolio is the creditworthiness of its borrowers.  In an effort to manage the risk, our loan policy gives loan amount approval limits to individual bankers based on their position and level of experience, and to our loan committees based on the size of the lending relationship.  The risk associated with real estate and construction loans, commercial loans and consumer loans varies, based on market employment levels, consumer confidence, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay indebtedness.  The risk associated with real estate construction loans also varies based on the supply and demand for the type of real estate under construction.

We have written policies and procedures to help manage credit risk.  We utilize an outside third party loan review process that includes regular portfolio reviews to establish loss exposure and to ascertain compliance within our loan policy.

A Senior Loan Committee and a Directors’ Loan Committee are used to approve loans.  The Senior Loan Committee is comprised of our Chief Executive Officer, Chief Lending Officer, Chief Credit Officer, Chief Operating Officer, Senior Real Estate Finance Officer and Senior Business Banking Manager.  The Directors’ Loan Committee is comprised of five Directors, four of whom are independent Directors.  Both Committees approve new, renewed, and modified loans that exceed individual officer loan authorities.  The Directors’ Loan Committee also reviews any changes to the Bank’s lending policies, which are then approved by the Board of Directors.

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

Financial Services
Valley Wealth Management Services, Inc, (“VWM”) a wholly-owned subsidiary of the Bank, provides a wide range of brokerage services including retirement planning, insurance, college funding and any other financial planning needs that our clients may have.  We have no immediate plans to obtain or exercise trust powers. We may in the future offer a full-service trust department, but cannot do so without the prior approval of our primary regulators, the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission.

Location and Market Area
Our primary market area is the Roanoke Metropolitan Statistical Area (the “Roanoke MSA”), which is the regional center for southwest Virginia, and is located approximately 165 miles west of Richmond, Virginia, 178 miles northwest of Charlotte, North Carolina, 178 miles east of Charleston, West Virginia and 222 miles southwest of Washington, D.C.

The population in the Roanoke MSA was estimated at 308,707 based on the 2010 Census. The Roanoke MSA’s population growth typically is slower than that in the Commonwealth overall and in other key Virginia markets in particular. The Virginia Employment Commission reported that the Roanoke MSA had a seasonally unadjusted unemployment rate of 4.6% in December 2014, compared with 4.5% for Virginia.

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

Our market area is a highly concentrated, highly branched banking market. Currently, the Bank, Bank of Botetourt, Bank of Fincastle, Bank of Floyd, and Hometown Bank are the only locally owned and operated commercial banks headquartered in our market area. Most competitors are subsidiaries of large holding companies headquartered in Georgia, Tennessee, Northern Virginia, California and North Carolina, all of whom have substantially greater resources and lending limits than we do and offer certain services, such as extensive and established branch networks and other services that we cannot provide.  Additionally, these larger institutions operating in the Roanoke MSA have access to borrowed funds at a lower cost than we do.  Numerous credit unions operate additional offices in the Roanoke MSA. Further, various other financial companies, ranging from local to national firms, provide financial services to residents of the Bank’s market area.

We believe that the Bank will continue to be able to compete effectively in this market, and that the community reacts favorably to our community bank focus and emphasis on service to small businesses, individuals and professional entities.

Employees
As of December 31, 2014, the Company had 142 full-time employees and 3 part-time employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel.  None of the Company’s employees is represented by a union or covered under a collective bargaining agreement.  Management of the Company considers its employee relations to be excellent.

For the fourth consecutive year, the Bank was named as one of the Best Places to Work in Virginia.  The annual list of “Best Places to Work” was created by Virginia Business and Best Companies Group.  The rankings were published in the February 2015 issue of Virginia Business, and the Bank ranked 13th in the mid-sized employer group (firms with 100 – 249 employees). This survey and award program was designed to identify, recognize and honor the best places of employment in Virginia, benefiting the state’s economy, its work force and businesses.  The first part of the survey consisted of evaluating each nominated company’s workplace policies, practices, philosophy, systems and demographics.  The second part consisted of an employee survey to measure the employee experience.  The combined scores determined the top organizations and the final ranking.  Best Companies Group managed the overall registration, survey and analysis process and determined the final rankings.  In the end, a total of 100 companies made the final cut for this year’s list.

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

Among other things, the Dodd-Frank Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital.  Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as the Company.  The Dodd-Frank Act permanently raises deposit insurance levels to $250,000.  Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments are now calculated based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio of the FDIC's Deposit Insurance Fund is to be raised to 1.35%.  The payment of interest on business demand accounts is permitted by the Dodd-Frank Act.  Further, the Dodd-Frank Act bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances.

The Dodd-Frank Act also established the Bureau of Consumer Financial Protection (“CFPB”) as an independent bureau of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services, which in the case of the Bank will be enforced by the Federal Reserve.  The Dodd-Frank Act also provides that debit card interchange fees must be reasonable and proportional to the cost incurred by the card issuer with respect to the transaction.  This provision is known as the “Durbin Amendment”. In June 2011, the Federal Reserve adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the card issuer implements certain fraud-prevention standards. The interchange fee restriction only applies to financial institutions with assets of $10 billion or more and therefore has no direct effect on the Company.

The Dodd-Frank Act also provides that federal banking regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or compensation that gives rise to excessive risk or could lead to a material financial loss to such firm.  In March 2011, federal banking regulators proposed rules to establish these standards pursuant to the Dodd-Frank Act, but the rules have yet to be finalized. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which is designed to ensure that financial institutions' incentive compensation take into account the related risk to the financial institution of such behavior and are consistent with safe and sound practices.

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

Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event of a depository institution default. For example, under the Federal Deposit Insurance Company Improvement Act of 1991, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

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

Capital Requirements. The Federal Reserve and the other federal banking agencies have issued risk-based and leverage capital guidelines applicable to U. S. banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of the Federal Reserve, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%. At least half of the total capital is required to be “Tier 1 capital,” which consists principally of common and certain qualifying preferred shareholders’ equity (including grandfathered trust preferred securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company were 12.0% and 14.7%, respectively, as of December 31, 2014, thus exceeding the minimum requirements. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 13.5% and 14.5%, respectively, as of December 31, 2014, also exceeding the minimum requirements.

Each of the federal regulatory agencies has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including having the highest regulatory examination rating and are not contemplating significant growth or expansion. As of December 31, 2014, the Tier 1 leverage ratios of the Company and the Bank were 8.8% and 10.0%, respectively, well above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

New Capital Requirements. On June 7, 2012, the Federal Reserve issued a series of proposed rules that would revise and strengthen its risk-based and leverage capital requirements and its method for calculating risk-weighted assets. The rules were proposed to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. On July 2, 2013, the Federal Reserve approved certain revisions to the proposals and finalized new capital requirements for banking organizations.

Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the current requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from current requirement); and (iv) a leverage ratio of 4.0% of total assets. These are the initial capital requirements, which will be phased in over a five-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

With respect to the Bank, the rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized.
The new capital requirements also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.

If the new minimum capital ratios described above had been effective as of December 31, 2014, based on management’s interpretation and understanding of the new rules, the Company would have remained “well capitalized” as of such date.

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

Prompt Corrective Action. Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2014.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2014, the Company had not been made aware of any instances of non-compliance with the new guidance.

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

Risks Related to the Company's Proposed Merger with BNC Bancorp

Combining with BNC may be more difficult, costly or time consuming than expected, and the anticipated benefits and cost savings of the merger with BNC may not be realized.
The Company and BNC have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on BNC's and the Company’s ability to successfully combine and integrate the businesses of the Company and BNC in a manner that permits growth opportunities and does not materially disrupt the existing customer relations or result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. If the combined companies experience difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. There also may be business disruptions that cause the Company and/or BNC to lose customers or cause customers to remove their accounts from the Company and/or BNC and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of the Company and BNC during this transition period and for an undetermined period after completion of the merger on the combined Company.

Additionally, the combined company may not be able to successfully achieve the level of cost savings, revenue enhancements and other synergies that it expects, and may not be able to capitalize upon the existing customer relationships of each party to the extent anticipated, or it may take longer, or be more difficult or expensive than expected, to achieve these goals. These circumstances could have an adverse effect on the BNC's business, results of operation and stock price.

We are subject to business uncertainties and contractual restrictions while the merger with BNC is pending.
Uncertainty about the effect of the merger with BNC on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships. Retention of certain employees by us may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, our business could be harmed. In addition, subject to certain exceptions, we have agreed to operate the Company's business in the ordinary course prior to closing.

The merger may distract management of the Company from its other responsibilities.
The merger could cause the management of the Company to focus its time and energies on matters related to the merger that otherwise would be directed to its business and operations. Any such distraction on the part of the Company’s management, if significant, could affect its ability to service existing business and develop new business and adversely affect the business and earnings of the Company before the merger, or the business and earnings of BNC after the merger.

The Merger Agreement limits the ability of the Company to pursue alternatives to the merger.
The Merger Agreement contains “no-shop” provisions that, subject to limited exceptions, limit the ability of the Company to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of the Company. In addition, under certain circumstances, if the Merger Agreement is terminated and the Company, subject to certain restrictions, consummates a similar transaction other than the merger, the Company must pay to BNC a termination fee of $3.5 million. These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of the Company from considering or proposing the acquisition even if it were prepared to pay consideration, with respect to the Company, with a higher per share market price than that proposed in the merger.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.
Before the merger may be completed, BNC and the Company must obtain approvals from the FDIC and the Board of Governors of the Federal Reserve System. Other approvals, waivers or consents from regulators may also be required. These regulators may impose conditions on the completion of the merger or require changes to the terms of the merger. Although BNC and the Company do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying or preventing completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, any of which might have an adverse effect on the combined company following the merger.

If the merger with BNC is not completed, we will have incurred substantial expenses without realizing the expected benefits of the merger.
We have incurred and will continue to incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement with BNC. If the merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the merger.

Risks Related to the Company’s Business

The Company’s business may be adversely affected by conditions in the financial markets and economic conditions generally.
The community banking industry is directly affected by national, regional, and local economic conditions. Although economic conditions have improved, local governments and many businesses are still experiencing difficulty as a result of the recent economic downturn and protracted recovery. Management allocates significant resources to mitigate and respond to risks associated with the current volatile economic conditions; however, such conditions cannot be predicted or controlled. Therefore, such conditions, including a flatter yield curve and extended low interest rates, could adversely affect the credit quality of the Company’s loans, and/or the Company’s results of operations and financial condition. The Company’s financial performance is dependent on the business environment in the markets where the Company operates—in particular, the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers. While general economic conditions in Virginia and the U.S. continued to improve in 2014, there can be no assurance that this improvement will continue.

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
We are limited in the amount we can lend to a single borrower by the amount of our capital.  Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower.  As of December 31, 2014, we were permitted, by law, to lend approximately $14.0 million to any one borrower.  However, we have set a “house lending limit” of approximately $9.8 million.  This amount is significantly less than many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us.  Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume.  We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always efficient or always available.  We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in such loans on terms we consider favorable.

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

If the merger is not consumated, we may need additional capital in the future and we may not be able to obtain it on terms that are favorable.  This could negatively affect our performance and the value of our common stock.
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

If the meger is not consumated, we may in the future issue additional stock, any or all of which will dilute your percentage ownership and, possibly, the value of your shares.
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

ITEM 1B.  UNRESOVLED STAFF COMMENTS.

The Company does not have any unresolved staff comments to report for the year ended December 31, 2014.

ITEM 2.  PROPERTIES.

Our main office is located in a seven-story office building at 36 Church Avenue, S.W., in downtown Roanoke, Virginia 24011, in which we lease six floors.  The lease on all floors terminates on December 31, 2019 with options to renew for two additional five-year terms at the end of the December 31, 2019 extension period.  The Company has entered into a land lease for its South Roanoke office.  The land lease has an initial lease term of twenty-five years, terminating on July 25, 2032, with the option to renew for two additional twenty-five year periods.  The Company leases its Grandin Village office.  The lease has an initial term of five years, terminating on March 31, 2015 with the option to renew for four additional five year periods.  We own our Starkey Road, Salem, Hershberger, Vinton, Lewis Gale, and Bonsack offices.  The Company leases its 419 Mortgage Office.  The initial term of the lease terminates on September 30, 2017 with the option to renew for five additional five-year periods. Subsequent to December 31, 2014, the Company entered into a lease for a new office that will initially focus on mortgage and brokerage services at Smith Mountain Lake. The initial term of the lease commences February 1, 2015 and terminates in one year with options to renew up to an additional 10 years.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information. The Company is authorized to issue up to 10,000,000 shares of Common Stock, no par value, of which 4,939,923 shares were issued and outstanding and held of record by approximately 356 holders at February 13, 2015 and approximately 736 additional beneficial holders.

The Common Stock is quoted under the symbol VYFC on the NASDAQ Capital Market.   The quarterly high and low sales prices per share for the Common Stock as reported on NASDAQ during each quarter of the last two fiscal years and the common dividends declared during these periods were as follows:

	2014				2013
	3/31/14	6/30/14	9/30/14	12/31/14	3/31/13	6/30/13	9/30/13	12/31/13
High	$11.50	$13.50	$13.05	$20.00	$9.50	$12.20	$11.68	$11.50
Low	$10.55	$11.01	$11.82	$12.11	$8.57	$8.86	$9.50	$9.58
Dividends Declared	$0.04	$0.04	$0.04	$0.04	$0.035	$0.035	$0.035	$0.035

On January 29, 2015, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.04 per share, payable on March 2, 2015 to common shareholders of record February 13, 2015.

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
Under the terms of the merger agreement with BNC, the Company may not, without the prior written consent of BNC, make, declare, pay, or set aside any dividend to its shareholders in excess of $0.04 per share per calendar quarter.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data
(in thousands except per share data)
	2014	2013	2012	2011	2010
For the Year
Net interest income	$27,856	$27,055	$25,641	$24,310	$21,063
Noninterest income	5,468	4,756	5,290	4,009	2,793
Revenue, net of interest expense	33,324	31,811	30,931	28,319	23,856
Noninterest expense	22,671	22,558	21,508	20,175	17,918
Provision for loan losses	1,369	(465)	398	224	1,127
Tax provision	2,685	2,883	2,536	2,232	1,318

Net income	$6,599	$6,835	$6,489	$5,688	$3,493

Preferred dividends and accretion of warrants	0	634	986	968	959
Net income to common shareholders	$6,599	$6,201	$5,503	$4,720	$2,534

Per Common Share
Basic net income	$1.37	$1.30	$1.16	$1.00	$0.54
Diluted net income	1.35	1.26	1.14	1.00	0.54
Cash dividends declared	0.16	0.14	0.035	0.00	0.00

At Year-End
Assets	$901,399	$825,346	$764,584	$773,504	$767,588
Securities	177,737	181,853	150,472	189,235	153,528
Loans, gross	618,272	570,360	541,953	508,586	544,294
Reserve for loan losses	(6,500)	(7,200)	(8,060)	(9,650)	(11,003)
Deposits	717,025	677,035	621,101	630,708	627,412
Securities under agreement to repurchase	29,778	22,397	19,745	18,646	17,296
FHLB Borrowings	58,000	43,000	38,000	43,000	48,000
Junior subordinated debentures	27,356	27,476	16,496	16,496	16,496
Total shareholders’ equity	60,240	48,920	64,231	60,113	53,928

Ratios
Return on average assets	0.77%	0.86%	0.83%	0.73%	0.46%
Return on average equity	11.54%	11.06%	10.31%	9.88%	6.49%
Dividend payout ratio	11.85%	11.11%	3.07%	0.00%	0.00%
Average equity to average assets	6.46%	7.59%	8.21%	7.44%	7.20%

Operating Revenue

The following table sets forth, for the two fiscal years ended December 31, 2014 and 2013, the percentage of total operating revenue contributed by each class of similar services which contributed 15 percent or more of total consolidated revenues of the Company during such periods.

Period	Class of Service	% of Total Revenues
December 31, 2014	Interest and fees on loans	73.51%
December 31, 2013	Interest and fees on loans	75.92%

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2014 and 2013. The purpose of this discussion is to focus on important factors affecting our financial condition and results of operations.  The discussion should be read in conjunction with the audited consolidated financial statements and related notes to assist in the evaluation of our 2014 performance.

Executive Overview
Valley Financial Corporation, a Virginia corporation, is a bank holding company based in Roanoke, Virginia.  Its principal subsidiary, Valley Bank, is also headquartered in Roanoke, Virginia.  The Company’s core businesses include commercial banking, retail and small business banking, consumer lending, mortgage banking, and wealth management services.  The Company has nine full-service financial centers serving the Roanoke Valley at December 31, 2014.

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

We are reporting a fifth consecutive year of record earnings for Valley Financial Corporation. Key drivers to our 2014 performance include increased net interest income of 3%, increased noninterest income of 15%, reduced foreclosed asset expense of 46% and the positive $321,000 after-tax impact of the Company's full redemption of the Company's TARP preferred stock in the fourth quarter of 2013. Select financial highlights are as follows:

•
The Company's tangible book value per common share improved 19% from $10.22 as of December 31, 2013 to $12.21 as of December 31, 2014. Tangible common equity to total assets increased 13% to 6.68% as of December 31, 2014.

•	Tax-equivalent net interest income of $28.2 million, an $814,000 or 3% increase when compared to $27.4 million in 2013.

•
Due to the Company's full redemption of TARP on October 15, 2013, preferred dividends paid were $0 in 2014 as compared to $634,000 last year, resulting in an after-tax savings of $321,000 or $0.07 per diluted share in comparison to the Company's subordinated debt after-tax expense of $313,000 (through October 15, 2014). Subordinated debt after-tax expense for the year ended December 31, 2014 totaled $396,000 in comparison to $85,000 for the year ended December 31, 2013.

•
Nonperforming assets ("NPAs") decreased $5.6 million or 21%, from $26.3 million at December 31, 2013 to $20.7 million at December 31, 2014, resulting in a 90 basis point reduction in the Company's NPAs as a percentage of total assets, from 3.19% at December 31, 2013 to 2.29% at December 31, 2014.

•	The Company's Allowance for Loan and Lease Losses (“ALLL”) to total loans decreased from 1.26% at December 31, 2013 to 1.05% at December 31, 2014 due to continued improving credit quality trends.

•	Increase in average gross loans outstanding of $49.4 million or 9% from 2013 and an increase of $10.9 million (annualized growth rate of 7%) in comparison to the third quarter of 2014.

At December 31, 2014, the Company's total assets were $901,399,000, total loans stood at $618,272,000, total investments were $177.7 million, total deposits were $717.0 million and total shareholders' equity was $60.2 million. Compared with December 31, 2013, the Company's total assets increased $76.1 million or 9%, total loans increased $47.9 million or 8%, total investments decreased $4.1 million or 2% and total deposits increased $40.0 million or 6%. Total shareholders' equity increased $11.3 million or 23% due to $6.6 million in net income earned and the $4.1 million in other comprehensive income recorded during 2014 which was driven by the significant reduction in our unrealized loss position on our investment portfolio due to the changed interest rate environment as compared to the prior year.

Tax-equivalent net interest income was $28.2 million for the year ended December 31, 2014, an increase of $814,000 or 3% compared to 2013. The Company's net interest margin was 3.52%, down 22 basis points compared to the 3.74% reported for last year. The decrease in the Company’s net interest margin year over year was due to significant pressure on asset yields from the current prolonged low interest rate environment.

For the year ended December 31, 2014, noninterest income was $5.5 million, a $712,000 or 15% increase when compared to the $4.8 million last year. Excluding gains taken on the sale of securities, noninterest income improved $27,000 or 1%. A 14% or $249,000 increase in service charges on deposit accounts helped offset the $97,000 reduction in mortgage fee income due to the slowdown in the refinance market experience in 2014 and the $185,000 reduction in brokerage fee income which was negatively impacted by the personnel changes in June 2014. Annualized total noninterest income, exclusive of gains realized on the sale of securities, was 0.59% of average earning assets for the period compared to 0.64% in the prior year.

We continue to make significant improvement in our nonperforming and classified loan categories which allows us to reduce our overall allowance for loan and lease losses. The Company’s ratio of non-performing assets as a percentage of total assets decreased 90 basis points to 2.29% as compared to the 3.19% reported at December 31, 2013. Foreclosed assets decreased $7.4 million to $12.3 million as of December 31, 2014, a 38% decrease.

The ratio of allowance for loan and lease losses as a percentage of total loans decreased from 1.26% at December 31, 2013 to 1.05% at December 31, 2014. At December 31, 2014, the Company's total reserves amounted to $6.5 million, of which $62,000 are specific reserves on impaired loans and $6.4 million are general reserves to cover inherent risks in the loan portfolio based on the current economic environment. Total reserves represented 178% of the non-accrual loan balances as of December 31, 2014 as compared to 196% reported at December 31, 2013.

The Company's capital levels remain well above the regulatory well-capitalized ratios. Tier 1 risk-based and total risk-based capital ratios were 12.0% and 14.7%, respectively, at December 31, 2014 an increase as compared to 11.3% and 14.2% reported at December 31, 2013. The Company's tier 1 leverage ratio was 8.8% at December 31, 2014 in comparison to 8.6% at December 31, 2013.

During the fourth quarter, the Company entered into a definitive agreement pursuant to which BNC Bancorp ("BNC") will acquire all of the common stock of the Company in a stock transaction valued at approximately $101.3 million, based on the closing price of BNC common stock on November 14, 2014. Under the terms of the agreement, which has been approved by the Boards of Directors of both companies, the Company's shareholders will receive shares of BNC common stock based upon the 20-day volume weighted average price of BNC common stock prior to the closing of the merger ("VWAP"), subject to minimum and maximum exchange ratios. If the VWAP immediately prior to the merger is equal to or less than $18.50 but greater than $14,25, then each share of our common stock will be converted into $20.50 payable in shares of BNC common stock (with the exchange ratio equal to $20.50 divided by the VWAP). If the VWAP immediately prior to the merger is greater than or equal to $18.50 then each share of our common stock shall be converted into 1.1081 shares of BNC common stock (the “Minimum Exchange Ratio”). If the VWAP immediately prior to the merger is less than $14.25, then each share of our common stock shall be converted into 1.4386 shares of BNC common stock (the “Maximum Exchange Ratio”). The transaction, which is subject to regulatory approval, the approval of the shareholders of Valley and BNC, and other customary conditions, is expected to close in the third quarter of 2015.

We are pleased to join forces with BNC Bancorp to provide enhanced and long-term value to our customers and communities. We believe that our combination with BNC, with expected combined total assets of approximately $5.0 billion, will provide greater capital resources and operational scale that will allow us to grow with the robust Roanoke economy and capture additional market share. In addition, we anticipate that BNC’s track record for creating and growing shareholder value will be a major plus for the Valley shareholder base.

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

In thousands	2014	2013
Net interest income, non tax-equivalent	$27,856	$27,055
Less: tax-exempt interest income	(665)	(641)
Add: tax-equivalent of tax-exempt interest income	1,008	971
Net interest income, tax-equivalent	$28,199	$27,385

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

Allowance for Loan Losses
The Company considers the allowance for loan and lease losses of $6.5 million appropriate to cover losses incurred in the loan and lease portfolio as of December 31, 2014.  However, no assurance can be given that the Company will not in any particular period, sustain loan and lease losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan and lease portfolio, in light of factors then prevailing, including economic conditions, the Company’s ongoing credit review process or regulatory requirements, will not require significant changes in the allowance for loan and lease losses.  Among other factors, a continued economic slowdown and/or a decline in commercial or residential real estate values in the Company’s market may have an adverse impact on the current adequacy of the allowance for loan and lease losses by increasing credit risk and the risk of potential loss.

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

Results of Operations

Net Income

2014 Compared to 2013
For the year ended December 31, 2014, the Company reported net income available to common shareholders of $6.6 million and $1.35 per diluted common share, as compared to $6.2 million and $1.26 per diluted common share for last year, increases of 6% and 7%, respectively.  The Company’s earnings for the year produced an annualized return on average total assets of 0.77% and an annualized return on average shareholder’s equity of 11.54% in comparison to 0.86% and 11.06% for 2013.  Due to the Company's full redemption of TARP on October 15, 2013, preferred dividends paid were $0 in 2014 as compared to $634,000 last year, resulting in an after-tax savings of $321,000 or $0.07 per diluted share in comparison to the Company's subordinated debt after-tax expense of $313,000 (through October 15, 2014). Subordinated after-tax expense for the year ended December 31, 2013 totaled $396,000 in comparison to $85,000 for the year ended December 31, 2013.

Absent the merger related expenses, net income available to common shareholders would have been $6.9 million and $1.41 per diluted share for the year ended December 31, 2014, increases of 11% and 12%, respectively, in comparison to 2013. The Company's ROA and ROE for the year ended December 31, 2014 would have been 0.80% and 12.04%.

	2014	2013
Net income available to common shareholders	6,599,000	6,201,000
Exclude: Merger expenses, net of taxes	290,000	0
Net income available to common shareholders, excluding post-tax merger transaction expenses	6,889,000	6,201,000
Diluted earnings per share, excluding post-tax merger transaction expenses	$1.41	1.26

The book value of the Company’s common stock increased 19% to $12.21 per share as of December 31, 2014 from the $10.22 per share book value as of a year earlier due to the $6.6 million in net income and the $4.1 million increase in net unrealized losses on available-for-sale securities reflected in other comprehensive income.

The following table shows our key performance ratios for the years ended December 31, 2014 and 2013:

Key Performance Ratios (1)
	2014	2013
Return on average assets	0.77%	0.86%
Return on average equity	11.54%	11.06%
Net interest margin (2)	3.52%	3.74%
Cost of funds	0.56%	0.59%
Yield on earning assets (2)	4.08%	4.32%
Basic net earnings per share	$1.37	$1.30
Diluted net earnings per share	$1.35	$1.26

(1) All percentage calculations are on an annualized basis.
(2) Calculated on a fully taxable equivalent basis assuming a federal tax rate of 34%.

2013 Compared to 2012
For the year ended December 31, 2013, the Company reported net income of $6.8 million compared to $6.5 million for 2012, an increase of $346,000 or 5%.  After the dividend on preferred stock and accretion of discounts on warrants, net income available to common shareholders was $6.2 million, or $1.26 per diluted common share, as compared to $5.5 million, or $1.14 per diluted common share, for 2012.   The Company’s earnings for the year produced an annualized return on average total assets of 0.86% and an annualized return on average shareholder’s equity of 11.06% in comparison to 0.83% and 10.31% for 2012.  The book value of the Company’s common stock decreased 3% to $10.22 per share as of December 31, 2013 from the $10.50 per share book value as of December 31, 2012 due to the $5.2 million increase in net unrealized losses on available-for-sale securities reflected in other comprehensive income.

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

2014 Compared to 2013
Net interest income for the year ended December 31, 2014 was $27.9 million, a $801,000, or 3%, increase when compared to the $27.1 million reported for 2013.   Our fully tax-equivalent net interest income increased $814,000, or 3%, to $28.2 million from $27.4 million in 2013. The increase was volume driven as average interest-earning assets increased 9% or $67.7 million as compared to the prior year. The tax-equivalent net interest margin decreased 22 basis points from 3.74% one year earlier to 3.52%. The primary driver in the net interest margin drop has been the yield on loans decreasing 29 bps from 4.95% in 2013 to 4.66% in 2014. Loan yields continue to be negatively affected by the low interest rate environment, resulting in lower new and renewed loan pricing.

2013 Compared to 2012
Net interest income for the year ended December 31, 2013 was $27.1 million, a $1.4 million, or 6%, increase when compared to the $25.6 million reported for 2012.   Our net interest margin increased by 17 basis points to 3.74% for the year ended December 31, 2013 as compared to 3.57% for 2012.  The Company’s cost of funds was 0.59% during the 12-month period ended December 31, 2013, compared to 0.85% in 2012.  The Company’s yield on earning assets was 4.32% during the 12-month period ended December 31, 2013, a decrease of 9 basis points from the 4.41% in 2012.

The following table presents the major categories of interest-earning assets, interest-bearing liabilities and shareholders’ equity with corresponding average balances, related interest income or expense, and resulting yields and rates for the periods indicated. Where appropriate income categories and yields have been adjusted in the table to their fully taxable equivalent basis.

NET INTEREST INCOME AND AVERAGE BALANCES (1)

	2014			2013			2012
In thousands	Average Balance	Interest Income/ Expense	Average Yield/Rate	Average Balance	Interest Income/ Expense	Average Yield/Rate	Average Balance	Interest Income/ Expense	Average Yield/Rate
Assets
Interest-earning assets:
Loans (2) (5)	$595,865	$27,775	4.66%	$553,802	$27,412	4.95%	$528,906	$27,325	5.15%
Investment securities
Taxable	166,921	3,849	2.31%	147,371	3,270	2.22%	162,360	3,799	2.34%
Nontaxable (3)	25,297	1,008	3.98%	19,376	971	5.01%	14,915	805	5.40%
Money market	12,599	28	0.22%	12,446	28	0.22%	17,260	39	0.23%

Total interest-earning assets	800,682	32,660	4.08%	732,995	31,681	4.32%	723,441	31,968	4.41%
Other Assets:
ALLL	(6,690)			(7,969)			(8,923)
Cash and due from banks	7,539			7,213			6,815
Premises and equipment, net	9,493			8,789			7,814
Other assets	48,741			53,037			50,933

Total assets	$859,765			$794,065			$780,080

Interest-bearing liabilities
Savings, NOW and MMA	$399,054	$761	0.19%	$406,058	$1,178	0.29%	$390,613	$2,290	0.58%
Time deposits	187,013	1,539	0.82%	150,911	1,398	0.93%	165,978	1,961	1.18%
Repurchase agreements	23,338	79	0.34%	21,149	59	0.28%	17,714	49	0.28%
Federal funds purchased and overnight borrowings	501	2	0.40%	802	6	0.75%	190	1	0.52%
Junior subordinated debentures	27,411	958	3.49%	18,844	493	2.62%	16,496	395	2.39%
FHLB borrowings	55,110	1,122	2.04%	38,068	1,162	3.05%	42,563	1,357	3.18%

Total interest-bearing liabilities	692,427	4,461	0.64%	635,832	4,296	0.68%	633,554	6,053	0.95%
Noninterest-bearing liabilities
Demand deposits	102,755			90,837			78,796
Total interest-bearing liabilities and demand deposits	795,182	4,461	0.56%	726,669	4,296	0.59%	712,350	6,053	0.85%
Other liabilities	7,340			5,513			4,883
Total liabilities	802,522			732,182			717,233

Shareholders’ Equity, exclusive of unrealized gains/losses on AFS securities	57,243			61,883			62,847

Total liabilities and shareholders’ equity	$859,765			$794,065			$780,080

Net interest income		$28,199			$27,385			$25,915

Net interest margin (4)			3.52%			3.74%			3.57%

(1)	Averages are daily averages.

(2)	Loan interest income includes loan fees of $0.4 million, $0.4 million and $0.1 million for the years ended 2014, 2013 and 2012, respectively.

(3)	Nontaxable interest income is adjusted to its fully taxable equivalent basis using a federal tax rate of 34 percent.

(4)	The net interest margin is calculated by dividing net interest income (tax equivalent basis) by average total earning assets.

(5)	Non-accrual loans are included in the above yield calculation.

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

RATE/VOLUME ANALYSIS

In thousands	2014 compared to 2013			2013 compared to 2012
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on interest-earning assets:
Loans	$1,560	$(1,197)	$363	530	(443)	87
Investment securities:
Taxable	447	132	579	(339)	(190)	(529)
Nontaxable	112	(75)	37	219	(52)	167
Money market investments	0	0	0	(11)	0	(11)

Total interest earned on interest-earning assets	2,119	(1,140)	979	399	(685)	(286)

Interest paid on interest-bearing liabilities:
Savings, NOW, and money markets	(20)	(397)	(417)	95	(1,207)	(1,112)
Time deposits	264	(123)	141	(168)	(395)	(563)
Junior subordinated debentures	267	197	464	59	40	99
Repurchase agreements	7	13	20	9	1	10
Federal funds and overnight borrowings	(2)	(1)	(3)	4	1	5
FHLB borrowings	(163)	122	(41)	(141)	(54)	(195)

Total interest paid on interest-bearing liabilities	353	(189)	164	(142)	(1,614)	(1,756)

Change in net interest income	$1,766	$(951)	$815	$541	$929	$1,470

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

Earnings at Risk
Simulation analysis evaluates the effect of upward and downward changes in market interest rates on future net interest income.  The analysis involves changing the interest rates used in determining net interest income over the next twelve months.  The resulting percentage change in net interest income in various rate scenarios is an indication of the Company’s shorter-term interest rate risk.  Various assumptions are applied to the measurement date balance sheet over the simulation time period to account for management’s projection of balance sheet movement over the simulation period, including assumptions related to maturing and repayment dollars.  Additional assumptions are applied to modify volumes and pricing under the various rate scenarios.  These include prepayment assumptions on mortgage assets, the sensitivity of non-maturity deposit rates, and other factors deemed significant. At December 31, 2014, the Company was asset sensitive as simulation results indicate that net interest income would increase in an upward rate environment. The Company's risk position is within the guidelines set by policy.

Derivative Financial Instruments
For asset/liability management purposes, we may use interest rate swap agreements to hedge interest rate risk exposure to declining rates.  Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. At December 31, 2014 and 2013 the Company did not have any derivative agreements related to interest rate hedging in place.

Noninterest Income

	2014 vs. 2013
In thousands	2014	2013	%
Service charges on deposit accounts	$2,073	$1,824	14
Mortgage fee income	572	669	(14)
Brokerage fee income, net	821	1,006	(18)
Bank owned life insurance income	671	666	1
Other income	601	546	10
Total noninterest income before realized gains on sale of securities	4,738	4,711	1
Realized gain (loss) on sale of securities	730	45	1,522
Total noninterest income	$5,468	$4,756	15

2014 Compared to 2013
Noninterest income increased $712,000 or 15% for the year ended December 31, 2014 compared to the same period in 2013.  Excluding gains realized on the sale of securities, noninterest income increased $27,000 or 1%. Service charges on deposit accounts increased $249,000 due to increased overdraft and debit card fee income while other income is up $55,000 primarily due to the non-recurring $91,000 grant received from the state's Virginia Enterprise Zone program in the second quarter of 2014. The $97,000 reduction in mortgage fee income is due to the slowdown in the refinance market experienced in 2014, while brokerage fee income was negatively impacted by personnel changes within Valley Wealth Management in June. During the 3rd quarter, the Company was successful in recruiting a new brokerage team with over 40 years of combined experience and fully expects the revenue contributions from Valley Wealth Management to return to the levels achieved in 2013 and the first half of 2014. Annualized total noninterest income, exclusive of gains realized on the sale of securities, was 0.59% of average earning assets for the period compared to 0.64% in the prior year.

2013 Compared to 2012
Noninterest income decreased $534,000 or 10% for the year ended December 31, 2013 compared to 2012.  Excluding gains taken on the sale of securities, noninterest income increased $612,000 or 15%, led by the Company’s wealth management division. Brokerage fee income increased $238,000 or 31% while service charge income increased $225,000 or 14% and other income increased $143,000 or 35% primarily as a result of increased income earned on individual loan swap transactions. Annualized total noninterest income, exclusive of gains realized on the sale of securities, was 0.64% in 2013 compared to 0.57% in 2012.

Noninterest Expense

	2014 vs. 2013
In thousands	2014	2013	%
Compensation expense	$12,548	$12,088	4
Occupancy and equipment expense	1,922	1,860	3
Data processing expense	1,667	1,530	9
Insurance expense	897	841	7
Professional fees	647	886	(27)
Foreclosed asset expense, net	1,054	1,942	(46)
Other operating expense	3,497	3,411	3
Merger transaction costs	439	0	N/M
Total noninterest expense	$22,671	$22,558	1

2014 Compared to 2013
Noninterest expense for year ended December 31, 2014 totaled $22.7 million, an increase of $113,000 or 1% as compared to the $22.6 million for the year ended December 31, 2013. The Company's efficiency ratio for 2014 improved to 68.1% as compared to 69.5% for last year.  (The efficiency ratio is computed by dividing non-interest expenses by the sum of fully taxable equivalent net interest income and fully taxable equivalent non-interest income.) Excluding merger transaction expenses of $439,000, noninterest expense decreased $326,000 or 1% and our efficiency ratio would have improved to 66.80%. Specific items to note are as follows:

•
Compensation expense increased $460,000 or 4% primarily as the result of equity and merit increases for all employees which went into effect January 1, 2014 and increased staffing in our private wealth and brokerage line of businesses;

•	Data processing expense increased $137,000 or 9% due to increased customer transactions across all business lines;

•	Other operating expenses increased $86,000 or 3% due to increases in advertising and marketing, mortgage processing expenses and state bank franchise tax expense; and

•
These increases were offset by reduced net foreclosed asset expense of $888,000 or 46% due to reduced impairment charges as well as reduced real estate taxes, insurance and utilities as a result of the sale of the Ivy Market building during the second quarter of 2014.

2013 Compared to 2012
Noninterest expense for year ended December 31, 2013 totaled $22.6 million, an increase of $1.1 million or 5% as compared to the $21.5 million in 2012. The Company's efficiency ratio for 2013 increased slightly to 69.4% as compared to 68.2% in 2012.  Specific items to note are as follows:

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

Income Taxes
For the year ended December 31, 2014, the Company recorded $2.7 million of expense resulting in an effective tax rate of 28.9% compared to an income tax expense of $2.9 million or 29.7% in 2013.   The tax preference items such as tax exempt interest income and income from BOLI are relatively comparable for 2014 and 2013.  These preference items have the effect of reducing income tax expense during a year in which income is recognized, which reduces income tax expense in relation to pretax earnings, thus reducing the effective rate.

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

The allowance for loan losses was $6.5 million and $7.2 million as of December 31, 2014 and 2013, respectively.  The ratio of the allowance for loan losses to total loans outstanding was approximately 1.05% at December 31, 2014, which compares to approximately 1.26% of total loans at December 31, 2013 (see Note 4 to the Consolidated Financial Statements).  These estimates are primarily based on our historical loss experience, portfolio concentrations, evaluation of individual loans and economic conditions.  A total of $62,000 in specific reserves was included in the balance of the allowance for loan losses as of December 31, 2014 compared to $1,357,000 at December 31, 2013 for impaired loans.  We believe the allowance for loan losses is adequate to provide for expected losses in the loan portfolio, but there are no assurances that it will be.

The following table represents the Company’s activity in its allowance for loan losses:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

In thousands	2014	2013	2012	2011	2010
Balance at January 1	$7,200	$8,060	$9,650	$11,003	$14,630
Recoveries:
Commercial	18	5	6	2	24
Commercial real estate	0	0	0	7	48
Construction real estate	12	75	2	0	3
Residential real estate	91	47	0	50	97
Consumer	2	4	19	11	11
Total Recoveries	123	131	27	70	183
Charged off loans:
Commercial	157	261	160	58	922
Commercial real estate	0	0	0	61	353
Construction real estate	1,988	39	695	1,250	2,525
Residential real estate	27	159	1,154	222	1,089
Consumer	20	67	6	56	48
Total Loans Charged-Off	2,192	526	2,015	1,647	4,937
Net charge-offs	2,069	395	1,988	1,577	4,754
Provision for Loan Losses	1,369	(465)	398	224	1,127
Balance at December 31	$6,500	$7,200	$8,060	$9,650	$11,003

Ratio of allowance for loan losses to total loans outstanding at end of year	1.05%	1.26%	1.49%	1.90%	2.02%
Ratio of net charge-offs to average loans outstanding during the period	0.35%	0.07%	0.38%	0.31%	0.86%

The balance in the allowance and the allowance as a percentage of loans decreased during 2014 when compared to 2013 in consideration of the following:

•
The Company decreased its risk assessment from high to medium for the credit quality trends risk factor as a result of the continued improving trends in asset quality, including a 90 basis point reduction in its NPA / Total Asset ratio; an $8.3 million reduction in total watchlist loans, including a $5.2 million reduction in impaired loans year over year; and a 14.9% reduction in total adversely classified items to tier 1 capital plus ALLL.

•
The Company decreased its risk assessment related to the current industry and economic conditions to the low-end of the medium range, from 0.10% to 0.05%, based upon continued improving trends across all FDIC insured institutions.

•	The Company decreased the loss factor for commercial real estate devaluation by 5 basis points to reflect the current market conditions in the Roanoke MSA for non-stressed properties.

•
The Company decreased its risk assessment related to its large relationship credit concentration loss factor from 0.30% to 0.15% due to the significant reduction in the level of relationships considered for this category that are rated watchlist.

•	During the first quarter of 2014, the Company charged-off the $1.3 million of specific reserves that were set aside in the previous year.

The balance in the allowance and the allowance as a percentage of loans decreased during 2013 when compared to 2012 in consideration of the following:

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

In thousands	2014		2013		2012		2011		2010
	$	%	$	%	$	%	$	%	$	%

Commercial	884	13.6	1,112	15.4	1,377	17.1	1,666	17.3	1,882	17.1
Commercial real estate	3,061	47.1	3,513	48.8	3,894	48.3	4,892	50.7	5,303	48.2
Construction real estate	579	8.9	560	7.8	620	7.7	685	7.1	1,166	10.6
Residential real estate	1,930	29.7	1,960	27.2	2,107	26.1	2,325	24.1	2,553	23.2
Consumer	46	0.7	55	0.8	62	0.8	82	0.8	99	0.9

Total Allowance	6,500	100.0	7,200	100.0	8,060	100.0	9,650	100.0	11,003	100.0

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

The Company's ratio of NPAs to total assets decreased 90 basis points to 2.29% as compared to 3.19% reported at December 31, 2013. In comparison to the prior year, nonaccrual loans remained relatively flat; troubled-debt restructurings decreased $558,000 and foreclosed assets decreased $7.4 million. There were $2.3 million in loans past due 90 days or more and still accruing interest at December 31, 2014 compared to $0 at December 31, 2013. The increase is primarily due to one borrower who moved into this category due to a temporary cash flow shortfall. As a result of the borrower's past due status, we downgraded the relationship to substandard status. All loans to this borrower and related entities were brought current in mid-January.

For the year ended December 31, 2013, our non-performing assets to total assets ratio decreased 101 basis points from 4.20% at December 31, 2012 to 3.19%.  Net charge-offs for the year ended December 31, 2013 amounted to $395,000 in comparison to $2.0 million for the year ended December 31, 2012.

Non-performing assets for the five years ended December 31, 2014 are detailed as follows:

In thousands	2014	2013	2012	2011	2010
Nonaccrual loans	$3,660	$3,665	$7,185	$8,638	$12,242
Loans past due 90 days or more and still accruing interest	2,323	0	401	4	2,244
Troubled debt restructurings (accruing)	2,364	2,922	3,201	2,305	0
Total nonperforming loans	8,347	6,587	10,787	10,947	14,486

Foreclosed, repossessed and idled properties	12,308	19,705	21,364	17,040	16,081
Total non-performing assets	$20,655	$26,292	$32,151	$27,987	$30,567

If the non-accrual loans disclosed above had performed in accordance with their original terms, additional interest income in the amount of $276,000 and $222,000 would have been recorded for the years ended December 31, 2014 and December 31, 2013, respectively.   See Note 4 to the Consolidated Financial Statements for a discussion of the Company’s impaired loans, which are those loans identified by the Company in which it is determined to be probable that the borrower will not make interest and principal payments according to the contract terms of the loan.

Financial Condition

Total assets at December 31, 2014 were $901.4 million, up $76.1 million or 9% from $825.3 million at December 31, 2013.  The principal components of the Company’s assets at the end of the period were $53.1 million in cash and cash equivalents, $177.7 million in securities available-for-sale and $618.3 million in gross loans.  Total assets at December 31, 2013 were $825.3 million, up $60.8 million or 8% from $764.6 million at December 31, 2012.  The principal components of the Company’s assets at the end of the period were $16.4 million in cash and cash equivalents, $159.9 million in securities available-for-sale, $22.0 million in securities held-to-maturity and $570.4 million in gross loans.

Total liabilities at December 31, 2014 were $841.2 million, up from $776.4 million at December 31, 2013, an increase of $64.7 million or 8%.  Deposits increased $40.0 million or 6% to $717.0 million from the $677.0 million level at December 31, 2013. Total liabilities at December 31, 2013 were $776.4 million, up from $700.4 million at December 31, 2012, an increase of $76.1 million or 11%. Deposits increased $55.9 million or 9% to $677.0 million from the $621.1 million level at December 31, 2012.

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

2014 Compared to 2013
Investment securities (available for sale and held to maturity) at December 31, 2014 were $177.7 million, a decrease of $4.1 million or 2.3% from $181.9 million at December 31, 2013.  The decrease is attributable to $52.6 million in proceeds from maturities, calls and principal pay-downs and $1.6 million in net premium amortization recorded, partially offset by purchases of $45.2 million and a $4.2 million increase in net unrealized losses in our available-for-sale ("AFS") securities. See Note 3 to the Consolidated Financial Statements. During the year, we transferred all securities classified as held-to-maturity ("HTM") to the AFS classification.

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

AVAILABLE FOR SALE INVESTMENT PORTFOLIO

	December 31, 2014		December 31, 2013		December 31, 2012
In thousands	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values
U.S. Government and federal agency	$14,031	$13,956	$10,844	$10,307	$5,016	$5,131
Government-sponsored enterprises	28,571	27,738	33,580	31,311	34,138	34,080
Mortgage-backed securities	90,554	90,615	74,375	72,389	51,856	52,507
Collateralized mortgage obligations	12,974	12,943	9,261	9,194	10,537	10,659
States and political subdivisions	32,323	32,485	38,896	36,660	21,956	21,843

Total securities available for sale	$178,453	$177,737	$166,956	$159,861	$123,503	$124,220

HELD TO MATURITY INVESTMENT PORTFOLIO

	December 31, 2014		December 31, 2013		December 31, 2012
In thousands	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values	Amortized Cost	Approximate Fair Values
U.S. Government and federal agency	0	0	$7,470	$7,555	$8,258	$8,638
Mortgage-backed securities	0	0	147	156	231	247
Collateralized mortgage obligations	0	0	93	98	1,644	1,740
States and political subdivisions	0	0	14,282	14,662	16,119	17,166

Total securities held to maturity	0	0	$21,992	$22,471	$26,252	$27,791

The following table presents the maturity ranges of securities available-for-sale as of December 31, 2014 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

INVESTMENT PORTFOLIO – MATURITY DISTRIBUTION
December 31, 2014

	Available for Sale
In thousands	Amortized Costs	Fair Value	Yield
U.S. Government and federal agency:
After five but within ten years	$8,490	$8,444	2.58%
After ten years	5,541	5,512	2.71%
Government-sponsored enterprises:
After one but within five years	10,550	10,399	1.36%
After five but within ten years	13,041	12,641	1.93%
After ten years	4,980	4,698	2.79%
Obligations of states and subdivisions:
After one but within five years	3,635	3,629	2.34%
After five but within ten years	13,035	13,055	2.64%
After ten years	15,653	15,801	3.62%
Mortgage-backed securities	90,554	90,615	2.13%
Collateralized mortgage obligations	12,974	12,943	2.08%
Total	$178,453	$177,737

Total Securities by Maturity Period *
Less than one year	$0	$0
After one but within five years	14,185	14,028
After five but within ten years	34,566	34,140
After ten years	26,174	26,011
Mortgage-backed securities	90,554	90,615
Collateralized mortgage obligations	12,974	12,943
Total by Maturity Period	$178,453	$177,737

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

Loan Portfolio
Our total gross loans were $618.3 million at December 31, 2014, an increase of $47.9 million or 8.4% from the $570.4 million reported one year earlier.  Our ratio of total loans to total funding sources, excluding the Federal Reserve Discount Window, (customer deposits, securities sold under agreements to repurchase, federal funds purchased, Federal Home Loan Bank advances, and trust preferred securities) stood at 74.3% at December 31, 2014 and 75.2% at December 31, 2013. Management seeks to maintain the ratio of loans to funding sources at or below 90%.  In addition to the funding sources noted above, at December 31, 2014 the Company has a secured line of credit with the Federal Reserve Discount Window for $54.8 million.

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

The following table summarizes the loan portfolio by category for the five years ended December 31.

	LOAN PORTFOLIO SUMMARY
In thousands	2014		2013		2012		2011		2010
	$	%	$	%	$	%	$	%	$	%
Commercial	84,203	13.6	88,119	15.4	92,512	17.1	87,711	17.2	92,809	17.1
Commercial real estate	291,384	47.1	278,215	48.8	261,724	48.2	257,578	50.7	261,969	48.0
Construction real estate	54,802	8.9	44,368	7.8	41,690	7.7	36,081	7.1	57,865	10.6
Residential real estate	183,752	29.7	155,280	27.2	141,598	26.1	122,450	24.1	126,657	23.3
Consumer *	4,220	0.7	4,336	0.8	4,154	0.8	4,314	0.8	4,707	0.9
Deferred loan costs, net	(89)	0.0	42	0.0	275	0.1	452	0.1	287	0.1
Total loans	618,272	100.0	570,360	100.0	541,953	100.0	508,586	100.0	544,294	100.0

*  Does not include those secured by real estate which are included in the Residential real estate categories

The following table presents maturity information (based upon interest rate repricing dates) on the loan portfolio based upon scheduled repayments at December 31, 2014.

In thousands	Due within One Year	Due One to Five Years	Due After Five Years	Total
Commercial	$62,778	$20,190	$1,235	$84,203
Commercial real estate	56,922	174,585	59,877	291,384
Real estate construction	40,647	10,812	3,343	54,802
Residential real estate	19,223	72,370	92,159	183,752
Loans to individuals	1,875	2,273	72	4,220
Deferred loan costs, net	(89)	0	0	(89)
Total loans	$181,356	$280,230	$156,686	$618,272

The following table presents maturity information based upon contractual terms and scheduled repayments at December 31, 2014.

In thousands	Due One to Five Years	Due After Five Years	Total
Fixed	$218,459	$111,971	$330,430
Variable	61,771	44,715	106,486
Total loans	$280,230	$156,686	$436,916

Higher Risk Loans
Certain types of loans, such as option ARM products, interest-only loans, subprime loans, and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  We do not offer option ARM, interest-only, or subprime mortgage loans.

Junior-lien mortgages can also be considered higher risk loans and our junior lien portfolio currently consists of balances totaling $24.5 million (4.0% of total portfolio) at December 31, 2014.  Loans included in this category that were initially made with high loan-to-value ratios of 100% or greater have current balances totaling $1.8 million at December 31, 2014.  Over the past six years, we have experienced charge-offs totaling $972,000 in junior lien mortgages.

Bank Owned Life Insurance
We have purchased life insurance contracts on key employees, the tax-exempt income from which is the funding vehicle for the Company’s Supplemental Executive Retirement Plan (“SERP”) and other employee benefit costs including health insurance, dental insurance, life insurance, and 401(k) employer match.  Bank owned life insurance was $19.5 million at December 31, 2014, an increase of $671,000 over the $18.9 million reported as of December 31, 2013.  The increase is due to the increase in the cash surrender value of the life insurance contracts recorded as income.

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

The following table summarizes our total deposits for the three years ended December 31, 2014:

In thousands		2014		2013		2012
		$	%	$	%	$	%
Time deposits		187,304	26.1	158,840	23.5	125,580	20.2
Interest bearing & money market		316,815	44.2	335,707	49.6	314,254	50.6
Savings		185,824	25.9	161,251	23.8	156,978	25.3
Total interest bearing deposits		689,943	96.2	655,798	96.9	596,812	96.1
Noninterest demand & official checks	(1)	27,082	3.8	21,237	3.1	24,289	3.9
Total deposits		717,025	100.0	677,035	100.0	621,101	100.0

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

In thousands		2014		2013		2012
		$	%	$	%	$	%
Time deposits		187,304	26.1	158,840	23.5	125,580	20.2
Interest bearing & money market		373,247	52.0	384,543	56.7	362,962	58.4
Savings		46,273	6.5	38,964	5.8	38,213	6.2
Total interest bearing deposits		606,824	84.6	582,347	86.0	526,755	84.8
Noninterest demand & official checks	(1)	110,201	15.4	94,688	14.0	94,346	15.2
Total deposits		717,025	100.0	677,035	100.0	621,101	100.0

The following table summarizes average deposits for the three years ended December 31:

In thousands	2014		2013		2012
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Interest bearing deposits:
NOW accounts	$60,280	0.1%	$56,672	0.2%	$55,383	0.5%
Money market accounts	296,551	0.2%	310,474	0.3%	298,952	0.6%
Savings	42,223	0.3%	38,912	0.3%	36,279	0.5%
Time deposits > = $100,000	94,479	0.8%	70,545	0.9%	87,323	1.2%
Other time deposits	92,534	0.8%	80,366	0.9%	78,656	1.2%
Total Interest bearing deposits	586,067	0.4%	556,969	0.5%	556,593	0.8%
Demand deposits	102,756	0.0%	90,837	0.0%	78,796	0.0%
Total average deposits	688,823	0.3%	647,806	0.4%	$635,389	0.7%

The following table presents the maturity schedule of certificates of deposit of $100,000 or more as of December 31, 2014.

In thousands	2014
Three months or less	$38,027
Over three through six months	14,056
Over six through 12 months	14,511
Over 12 months	29,540
Total	$96,134

Short-Term Borrowings
Total short-term borrowings (federal funds purchased and securities sold under agreements to repurchase) increased by $7.4 million from their level of $22.4 million at December 31, 2013 to a total of $29.8 million as of December 31, 2014. Total balances were exclusively from our commercial sweep program as federal funds purchased totaled $0 as of December 31, 2014 and 2013, respectively.

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

The Company had outstanding short-term debt with the FHLB in the amount of $30.0 million at December 31, 2014, an increase of $15.0 million from the $15.0 million reported as of December 31, 2013.  The $30.0 million includes two $15.0 million fixed rate credit advances with interest rates of 0.20% and 0.19%, respectively, maturing in January 2015.  We utilize short-term advances such as this on a monthly basis to offset seasonal deposit fluctuations from our municipal customers as needed. See the liquidity section for further information on the preceding borrowings.

The Company had outstanding long-term debt with the FHLB in the amount of $28.0 million as of December 31, 2014 and 2013, respectively. See Footnote 11 of the Company’s Consolidated Financial Statements for more information on the long-term FHLB advances.

Junior Subordinated Debentures
The Company had outstanding junior subordinated debentures of $27.4 million at December 31, 2014 compared to $27.5 million as of December 31, 2013. The balance at December 31, 2014 is comprised of $10.9 million in a junior subordinated note and trust preferred borrowings of $16.5 million. At December 31, 2013, the balance was comprised of $11.0 million in a junior subordinated note and trust preferred borrowings of $16.5 million. See Footnote 11 of the Company’s Consolidated Financial Statements for more information on the junior subordinated debentures.

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

In thousands	2014	2013
Commitments to extend credit	$166,427	$146,642
Standby letters of credit	14,267	11,626
Total	$180,694	$158,268

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

Total shareholders’ equity at December 31, 2014 was $60.2 million, an increase of $11.3 million or 23% over the $48.9 million at December 31, 2013.  The increase was due to the $6.6 million net income and the $4.2 million reduction in our unrealized loss position on our AFS portfolio that ran through other comprehensive income as a result of the decline in long-term interest rates during the year. Partially offsetting those large increases were $771,000 in common dividends paid during 2014.

Shareholders’ Equity (in thousands)
	12/31/14	12/31/13
Balance, beginning of year	$48,920	$64,231
Net income	6,599	6,835
Redemption of preferred stock	0	(14,419)
Issuance and amortization of restricted stock grants and stock options	314	232
Tax benefit recognized on restricted stock units’ vesting	36	52
Issuance of common stock	1,011	4
Dividends declared on common stock	(771)	(670)
Dividends declared on preferred stock	0	(563)
Purchase and retirement of treasury stock	0	(1,602)
Net gains (losses) on available-for-sale securities	4,210	(5,155)
Net holding gains amortization on securities transferred to held-to-maturity	(79)	(25)
Balance, end of year	$60,240	$48,920

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  As of December 31, 2014 and 2013, the Company and the subsidiary bank met all minimum capital adequacy requirements to which they were subject and were categorized as “well capitalized”.  These capital amounts and ratios are incorporated by reference to Note 18 of the consolidated financial statements herein.

On June 7, 2012, the Federal Reserve issued a series of proposed rules that would revise and strengthen its risk-based and leverage capital requirements and its method for calculating risk-weighted assets. The rules were proposed to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. On July 2, 2013, the Federal Reserve approved certain revisions to the proposals and finalized new capital requirements for banking organizations.

Effective January 1, 2015, the final rules require the Company and the Subsidiary Banks to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the current requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from current requirement); and (iv) a leverage ratio of 4.0% of total assets. These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

With respect to the Bank, the rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized.

The new capital requirements also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.

If the new minimum capital ratios described above had been effective as of December 31, 2014, based on management’s interpretation and understanding of the new rules, the Company would have remained “well capitalized” as of such date.

Liquidity
One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity.  Liquidity measures our ability to meet our maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for customers’ credit needs.  Liquidity represents a financial institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.  We sell excess funds overnight to provide an immediate source of liquidity and as of December 31, 2014 we had a total of $42.8 million in overnight funds at the Reserve Bank.   Liquid assets maintained in interest bearing accounts averaged $12.6 million in 2014 compared to an average of $12.4 million during 2013.  The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The secondary liquidity source for both short-term and long-term borrowings consists of a secured line of credit from the FHLB.  At December 31, 2014, the line of credit had $58.0 million outstanding under a total available line of $111.2 million.  Borrowings from the FHLB are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral.  Additionally, we have an established line of credit with the Reserve Bank’s Discount Window that had no outstanding balance under a total available line of $54.8 million at December 31, 2014.  Borrowings from the FRB Discount Window are secured by a collateral agreement on a pledged portion of the Bank’s commercial and real estate construction collateral.

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
Roanoke, Virginia

We have audited the accompanying consolidated balance sheets of Valley Financial Corporation and subsidiaries (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Valley Financial Corporation and subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC

Richmond, Virginia
February 27, 2015

VALLEY FINANCIAL CORPORATION
Consolidated Balance Sheets
As of December 31, 2014 and 2013
(In thousands, except share data)

Assets	December 31, 2014	December 31, 2013
Cash and due from banks	$10,316	$11,404
Interest bearing deposits	42,835	4,958
Total cash and cash equivalents	53,151	16,362

Securities available for sale	177,737	159,861
Securities held to maturity (fair value 12/31/13: $22,471)	0	21,992
Loans, net of allowance for loan losses, 12/31/14: $6,500; 12/31/13: $7,200	611,772	563,160
Foreclosed assets	12,308	19,705
Premises and equipment, net	9,298	9,722
Bank owned life insurance	19,543	18,872
Accrued interest receivable	2,374	2,576
Other assets	15,216	13,096
Total assets	$901,399	$825,346

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$27,082	$21,237
Interest bearing deposits	689,943	655,798
Total deposits	717,025	677,035

Securities sold under agreements to repurchase	29,778	22,397
FHLB borrowings	58,000	43,000
Junior subordinated debentures	27,356	27,476
Accrued interest payable	414	424
Other liabilities	8,586	6,094
Total liabilities	841,159	776,426

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2014 and 2013, respectively	0	0
Common stock, no par value; 10,000,000 shares authorized; 4,932,035 shares issued and outstanding at December 31, 2014 and 4,787,605 shares issued and outstanding at December 31, 2013	23,987	22,626
Retained earnings	36,725	30,897
Accumulated other comprehensive loss	(472)	(4,603)
Total shareholders' equity	60,240	48,920
Total liabilities and shareholders' equity	$901,399	$825,346
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Income Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

	2014	2013
Interest income
Interest and fees on loans	$27,775	$27,412
Interest on securities - taxable	3,849	3,270
Interest on securities - nontaxable	665	641
Interest on deposits in banks	28	28
Total interest income	32,317	31,351
Interest expense
Interest on deposits	2,300	2,576
Interest on borrowings	2,161	1,720
Total interest expense	4,461	4,296
Net interest income	27,856	27,055
Provision for loan losses	1,369	(465)
Net interest income after provision for loan losses	26,487	27,520
Noninterest income
Service charges on deposit accounts	2,073	1,824
Mortgage fee income	572	669
Brokerage fee income, net	821	1,006
Bank owned life insurance income	671	666
Net realized gain on sale of securities	730	45
Other income	601	546
Total noninterest income	5,468	4,756
Noninterest expense
Compensation expense	12,548	12,088
Occupancy and equipment expense	1,922	1,860
Data processing expense	1,667	1,530
Insurance expense	897	841
Professional fees	647	886
Foreclosed asset expense, net	1,054	1,942
Merger transaction costs	439	0
Other operating expense	3,497	3,411
Total noninterest expense	22,671	22,558
Income before income taxes	9,284	9,718
Income tax expense	2,685	2,883
Net income	$6,599	$6,835
Preferred dividends and accretion of discounts on warrants	0	634
Net income available to common shareholders	$6,599	$6,201
Earnings per share
Basic earnings per common share	$1.37	$1.30
Diluted earnings per common share	$1.35	$1.26
Weighted average common shares outstanding	4,823,422	4,786,030
Diluted average common shares outstanding	4,877,907	4,915,891
Dividends declared per common share	$0.16	$0.14
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2014 and 2013
(In thousands)

	2014	2013
Net Income	$6,599	$6,835
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	7,109	(7,766)
Tax related to unrealized gains (losses)	(2,417)	2,640
Reclassification adjustment for gains included in net income	(730)	(45)
Tax related to realized gains	248	15
Holding gains on securities transferred to HTM from AFS:
Holding gains amortized during period	(120)	(37)
Tax related to amortized holding gains	41	13
Total other comprehensive income (loss)	4,131	(5,180)
Total comprehensive income	$10,730	$1,655
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2014 and 2013
(In thousands)

	2014	2013
Preferred Stock
Balance, beginning of year	$0	$14,256
Preferred stock discount accretion	0	163
Redemptions	0	(14,419)
Balance, end of year	0	0

Common stock, no par value
Balance, beginning of year	22,626	23,940
Issuance and amortization of restricted stock grants and options	314	232
Tax benefit recognized on restricted stock unit's vesting	36	52
Issuance of common stock	1,011	4
Purchase and retirement of treasury stock	0	(1,602)
Balance, end of year	23,987	22,626

Retained Earnings
Balance, beginning of year	30,897	25,458
Net income	6,599	6,835
Dividends declared on preferred stock	0	(563)
Dividends declared on common stock	(771)	(670)
Preferred stock discount accretion	0	(163)
Balance, end of year	36,725	30,897

Accumulated other comprehensive income (loss)
Balance, beginning of year	(4,603)	577
Other comprehensive income (loss)	4,131	(5,180)
Balance, end of year	(472)	(4,603)
Total shareholders' equity	$60,240	$48,920
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014 and 2013
(In thousands)

	2014	2013
Cash flows from operating activities
Net income	$6,599	$6,835
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	1,369	(465)
Depreciation and amortization of bank premises, equipment and software	812	809
Net amortization of bond premiums/discounts	1,565	1,542
Stock compensation expense	314	232
Net gains on sale of securities	(730)	(45)
Net losses and impairment writedowns on foreclosed assets and premises	359	1,065
Increase in value of life insurance contracts	(671)	(666)
Increase in other assets	(332)	(2,905)
Increase in other liabilities	2,482	1,507
Net cash and cash equivalents provided by operating activities	11,767	7,909
Cash flows from investing activities
Purchases of bank premises, equipment and software	(370)	(2,219)
Purchases of securities available-for-sale	(45,228)	(91,444)
Proceeds from sales, maturities, calls, and paydowns of securities available-for-sale	52,128	49,253
Proceeds from sales, maturities, calls, and paydowns of securities held-to-maturity	512	4,133
Proceeds from sale of foreclosed assets	8,011	4,284
Capitalized costs related to foreclosed assets	(188)	(794)
Increase in loans, net	(52,370)	(31,931)
Net cash and cash equivalents used in investing activities	(37,505)	(68,718)
Cash flows from financing activities
Increase (decrease) in non-interest bearing deposits	5,845	(3,052)
Increase in interest bearing deposits	34,145	58,986
Proceeds from borrowings	15,000	5,000
Increase in securities sold under agreements to repurchase	7,381	2,652
Net proceeds from issuance of junior subordinated notes	0	11,000
Principal payments made on junior subordinated notes	(120)	(20)
Net proceeds from issuance of common stock	1,011	4
Redemptions of preferred stock	0	(14,419)
Excess tax benefits from share-based payment agreements	36	52
Purchase and retirement of treasury stock	0	(1,602)
Cash dividends paid	(771)	(1,233)
Net cash and cash equivalents provided by financing activities	62,527	57,368
Net increase (decrease) in cash and cash equivalents	36,789	(3,441)
Cash and cash equivalents at beginning of period	16,362	19,803
Cash and cash equivalents at end of period	53,151	16,362
Continued
VALLEY FINANCIAL CORPORATION
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31
(In 000s)

	2014	2013
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,471	$4,209
Cash paid during the period for income taxes	$2,883	$3,169
Noncash financing and investing activities
Transfer of loans to foreclosed property	$2,259	$2,896
Transfer of foreclosed property to loans	$579	$1,320
Transfer of foreclosed assets to other assets	$1,474	$0
Transfer of HTM securities to AFS securities	$21,482	$0

See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
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

BNC Merger
On November 14, 2014, the Company entered into a definitive agreement with BNC Bancorp ("BNC") the holding company for Bank of North Carolina, pursuant to which BNC will acquire all of the common stock of the Company in a stock transaction valued at approximately $101.3 million, based on the closing price of BNC common stock on November 14, 2014. Upon completion of the transaction, BNC is expected to have approximately $5.0 billion in assets, $3.6 billion in loans, and $4.0 billion in deposits.

The transaction is expected to be immediately accretive to BNC’s fully diluted earnings per share, excluding deal costs. Under the terms of the agreement, which has been approved by the Boards of Directors of both companies, the Company's shareholders will receive shares of BNC common stock based upon the 20-day volume weighted average price of BNC common stock prior to the closing of the merger ("VWAP"), subject to minimum and maximum exchange ratios. If the VWAP immediately prior to the merger is equal to or less than $18.50 but greater than $14.25, then each share of our common stock will be converted into $20.50 payable in shares of BNC common stock (with the exchange ratio equal to $20.50 divided by the VWAP). If the VWAP immediately prior to the merger is greater than or equal to $18.50 then each share of our common stock shall be converted into 1.1081 shares of BNC common stock (the “Minimum Exchange Ratio”). If the VWAP immediately prior to the merger is less than $14.25, then each share of our common stock shall be converted into 1.4386 shares of BNC common stock (the “Maximum Exchange Ratio”). The transaction, which is subject to regulatory approval, the approval of the shareholders of the Company and BNC, and other customary conditions, is expected to close in the third quarter of 2015.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

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

The determination of the allowance for loan losses and the valuation of real estate are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.  Management believes that, as of December 31, 2014 the allowance for loan losses and the valuation of real estate are adequate based on information currently available.  A worsening or protracted economic decline or substantial increase in interest rates would increase the likelihood of losses due to credit and market risks and could create the need for substantial increases in the allowance for loan losses.

The Company is subject to the regulations of various regulatory agencies, which can change significantly from year to year.  In addition, the Company undergoes periodic examinations by regulatory agencies, which may subject it to further changes based on the regulators’ judgments about information available to them at the time of their examinations.

Basis of Presentation
The accounting and reporting policies of the Company, the Bank, and the Company’s unconsolidated Statutory Trusts as discussed in Note 11, conform to accounting principles generally accepted in the United States of America and to accepted practices within the banking industry. The following is a description of the more significant accounting policies:

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
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

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

The Company, through its banking subsidiary, is a member of the Federal Reserve Bank and the Federal Home Loan Bank and is required to hold stock in each institution.  These equity securities are restricted from trading and are recorded in other assets at a cost of $4.7 million at December 31, 2014 and $4.2 million at December 31, 2013.  These are considered cost basis securities for which the associated cost approximates fair value.

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
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

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
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

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
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

Interest Rate Swap Agreements
For asset/liability management purposes, the Company may use interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts.  Interest rate swaps are contracts in which a series of cash flows from interest are exchanged over a prescribed period, based upon a notional amount.  The notional amount on which the interest payments are based is not exchanged.  These swap agreements are derivative instruments and generally convert a portion of the Company’s variable-rate loans to a fixed rate (cash flow hedge), and convert a portion of its fixed-rate loans to a variable rate (fair value hedge). Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  In addition, forwards and option contracts must reduce an exposure’s risk, and for hedges of anticipatory transactions, the significant terms and characteristics of the transaction must be identified and the transactions must be probable of occurring.  All derivative financial instruments held or issued by the Company are held or issued for purposes other than trading.  Cash flows resulting from derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.  At December 31, 2014 and 2013 the Company did not have any derivative agreements related to interest rate hedging in place.

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

Recent and Future Accounting Pronouncements
In January 2014, the FASB amended the Investments-Equity Method and Joint Ventures topic of the Codification to address accounting for investments in qualified affordable housing projects. If certain conditions are met, the amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects by amortizing the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizing the net investment performance in the income statement as a component of income tax expense (benefit). If those conditions are not met, the investment should be accounted for as an equity method investment or a cost method investment in accordance with existing accounting guidance. The Company has elected to early adopt which did not have a material effect on the financial statements.

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

In January 2014, the FASB amended the Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual period beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

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

In November 2014, the FASB issued guidance that gives acquired entities the option to apply pushdown accounting in their separate financial statements when an acquirer obtains control of them. Pushdown accounting is the practice of adjusting an acquired company’s separate financial statements to reflect the new basis of accounting established by the buyer for the acquired company. The new guidance provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments were effective upon issuance. The Company does not expect this amendment to have a material effect on its financial statements.

In January 2015, the FASB issued guidance that eliminated the concept of extraordinary items from U.S. GAAP. Existing U.S. GAAP required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

Note 2.  Restrictions on Cash

To comply with Federal Reserve regulations, the Bank is required to maintain certain average reserve balances.  The daily cash reserve requirement for the week including December 31, 2014 was $422, which was met by cash on hand.  The daily cash reserve requirement for the week including December 31, 2013 was $448, which was met by cash on hand.

As a condition of our correspondent bank agreement, the Bank is also required to maintain a target balance.  The target balance as of December 31, 2014 and December 31, 2013 was $250.

Note 3.  Securities

The carrying values, unrealized gains, unrealized losses, and approximate fair values of available-for-sale and held-to-maturity investment securities at December 31, 2014 and December 31, 2013 are shown in the tables below. As of December 31, 2014, investments and restricted equity securities with amortized costs and fair values of $123,742 and $123,048 respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale (“AFS”) as of December 31, 2014 and December 31, 2013 were as follows:

	Amortized	Unrealized	Unrealized
December 31, 2014	Cost	Gains	Losses	Fair Values
U.S. Government and federal agency	$14,031	$146	$(221)	$13,956
Government-sponsored enterprises *	28,571	0	(833)	27,738
Mortgage-backed securities	90,554	542	(481)	90,615
Collateralized mortgage obligations	12,974	47	(78)	12,943
States and political subdivisions	32,323	428	(266)	32,485
	$178,453	$1,163	$(1,879)	$177,737

December 31, 2013
U.S. Government and federal agency	$10,844	$13	$(550)	$10,307
Government-sponsored enterprises *	33,580	0	(2,269)	31,311
Mortgage-backed securities	74,375	132	(2,118)	72,389
Collateralized mortgage obligations	9,261	40	(107)	9,194
States and political subdivisions	38,896	0	(2,236)	36,660
	$166,956	$185	$(7,280)	$159,861
* Such as FNMA, FHLMC and FHLB.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

There were no securities classified as held-to-maturity (“HTM”) as of December 31, 2014. On May 30, 2014, the Company transferred all of its investment and mortgage-backed securities classified as held to maturity to available for sale. Based on changes in the current rate environment, management elected this change in an effort to more effectively manage the investment portfolio, including subsequently selling some securities that were formerly classified as held to maturity. The amortized cost of the securities that were transferred totaled $21,482 and the net unrealized gain related to these securities totaled $961 on the date of the transfer. As a result of the transfer and subsequent sales, the Company believes it has tainted its held to maturity classification and judgment will be required in the future in determining when circumstances have changed such that management can assert with a great degree of credibility that it has the intent and ability to hold debt securities to maturity. Based on this guidance, the Company does not expect to classify any securities as held to maturity within the near future.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities held-to-maturity ("HTM") at December 31, 2013 were as follows:

	Amortized	Unrealized	Unrealized
December 31, 2013	Cost	Gains	Losses	Fair Values
U.S. Government and federal agency	$7,470	$161	(76)	$7,555
Mortgage-backed securities	147	9	0	156
Collateralized mortgage obligations	93	5	0	98
States and political subdivisions	14,282	407	(27)	14,662
	$21,992	$582	(103)	$22,471

The following tables present the maturity ranges of securities available-for-sale as of December 31, 2014 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

	Available-for-Sale
	Amortized	Fair
In thousands	Costs	Value	Yield
U.S. Government and federal agency:
After five but within ten years	$8,490	$8,444	2.58%
After ten years	5,541	5,512	2.71%
Government-sponsored enterprises:
After one but within five years	10,550	10,399	1.36%
After five but within ten years	13,041	12,641	1.93%
After ten years	4,980	4,698	2.79%
Obligations of states and subdivisions:
After one but within five years	3,635	3,629	2.34%
After five but within ten years	13,035	13,055	2.64%
After ten years	15,653	15,801	3.62%
Mortgage-backed securities	90,554	90,615	2.13%
Collateralized mortgage obligations	12,974	12,943	2.08%
Total	$178,453	$177,737

Total Securities by Maturity Period
After one but within five years	14,185	14,028
After five but within ten years	34,566	34,140
After ten years	26,174	26,011
Mortgage-backed securities*	90,554	90,615
Collateralized mortgage obligations*	12,974	12,943
Total by Maturity Period	$178,453	$177,737

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

The following tables detail unrealized losses and related fair values in the Company’s available-for-sale and held-to-maturity investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2014 and December 31, 2013, respectively.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

	Temporarily Impaired Securities in AFS Portfolio
In thousands	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
December 31, 2014	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government and federal agency	$0	$0	$7,511	$(221)	$7,511	$(221)
Government-sponsored enterprises	5,917	(33)	21,821	(800)	27,738	(833)
Mortgage-backed securities	9,833	(23)	32,745	(458)	42,578	(481)
Collateralized mortgage obligations	3,653	(38)	1,756	(40)	5,409	(78)
States and political subdivisions	1,508	(19)	12,116	(247)	13,624	(266)
	$20,911	$(113)	$75,949	$(1,766)	$96,860	$(1,879)

December 31, 2013
U.S. Government and federal agency	$9,287	$(550)	$0	$0	$9,287	$(550)
Government-sponsored enterprises	16,797	(1,236)	11,064	(1,033)	27,861	(2,269)
Mortgage-backed securities	62,336	(2,019)	1,777	(99)	64,113	(2,118)
Collateralized mortgage obligations	5,050	(107)	5	0	5,055	(107)
States and political subdivisions	30,950	(1,744)	4,838	(492)	35,788	(2,236)
	$124,420	$(5,656)	$17,684	$(1,624)	$142,104	$(7,280)

	Temporarily Impaired Securities in HTM Portfolio
In thousands	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
December 31, 2013	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government and federal agency	2,387	(76)	0	0	2,387	(76)
States and political subdivisions	1,842	(27)	0	0	1,842	(27)
	$4,229	$(103)	$0	$0	$4,229	$(103)

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

At December 31, 2014, there were forty-seven securities in the portfolio with an unrealized loss for a period greater than 12 months totaling $1,766. As of December 31, 2014, management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality. Accordingly, as of December 31, 2014, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company's consolidated income statement.

Gross proceeds on the sale of securities were $33,430 in 2014, with $929 of gross gains realized and $199 of gross losses realized.  Gross proceeds on the sale of securities were $26,019 in 2013, with $140 of gross gains realized and $95 of gross losses realized.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

Note 4.  Loans and Allowance for Loan and Lease Losses

The major components of loans in the consolidated balance sheets at December 31, 2014 and December 31, 2013 are as follows:

In thousands	12/31/2014	12/31/2013
Commercial	$84,203	$88,119
Real estate:
Commercial real estate	291,384	278,215
Construction real estate	54,802	44,368
Residential real estate	183,752	155,280
Consumer	4,220	4,336
Deferred loan fees, net	(89)	42
Gross loans	618,272	570,360

Allowance for loan losses	(6,500)	(7,200)
Net loans	$611,772	$563,160

Substantially all one-four family residential and commercial real estate loans collateralize the line of credit available from the Federal Home Loan Bank and substantially all commercial and construction loans collateralize the line of credit with the Federal Reserve Bank of Richmond Discount Window.  The aggregate amount of deposit overdrafts that have been reclassified as loans and included in the consumer category in the above table as of December 31, 2014 and December 31, 2013 was $226 and $82, respectively.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate market or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus income producing loans. At December 31, 2014, approximately 42% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties and 50% was secured by income-producing properties.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
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
For the Years Ended December 31, 2014 and 2013
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

	2014	2013
Balances at beginning of year	$24,171	$38,480
Advances	2,903	4,286
Repayments	(8,128)	(18,595)
Balances at end of year	$18,946	$24,171

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following schedule is an aging of past due loans receivable by portfolio segment as of December 31, 2014 and December 31, 2013:

In thousands	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days, Accruing
December 31, 2014
Commercial	$0	$0	$201	$201	$84,002	$84,203	$0
Commercial real estate
Owner occupied	0	1,021	1,403	2,424	118,681	121,105	1,403
Income producing	0	1,961	1,066	3,027	141,219	144,246	364
Multifamily	0	0	0	0	26,033	26,033	0
Construction real estate
1 - 4 Family	14	0	556	570	19,120	19,690	556
Other	0	0	2,030	2,030	31,804	33,834	0
Farmland	0	0	0	0	1,278	1,278	0
Residential real estate
Equity Lines	0	0	0	0	28,895	28,895	0
1 - 4 Family	0	480	682	1,162	145,403	146,565	0
Junior Liens	21	15	0	36	8,256	8,292	0
Consumer
Credit Cards	24	4	0	28	1,258	1,286	0
Other	6	0	0	6	2,928	2,934	0
Deferred loan fees, net	0	0	0	0	(89)	(89)	0
Total	$65	$3,481	$5,938	$9,484	$608,788	$618,272	$2,323

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
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

The increase in past due loans at December 31, 2014 in comparison to December 31, 2013 is primarily due to one borrower who experienced a temporary cash flow shortfall during the fourth quarter of 2014. His loans totaled $2.8 million or 80% of the total loans past due 60 - 89 days and $2.1 million or 91% of the loans past due greater than 90 days and accruing interest at December 31, 2014. As a result of the borrower's past due status, the Company downgraded the relationship to substandard. As of January 29, 2015, all loans to this borrower and related entities are current.

Nonaccrual Loans.  Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. Loans will be placed on nonaccrual status automatically when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection.  In this case, the loan will continue to accrue interest despite its past due status.  When interest accrual is discontinued, all unpaid accrued interest is reversed and any subsequent payments received are applied to the outstanding principal balance. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The following is a schedule of loans receivable, by portfolio segment, on nonaccrual status as of December 31, 2014 and December 31, 2013:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

In thousands	December 31, 2014	December 31, 2013
Commercial	$201	$383
Commercial real estate
Income Producing	702	0
Construction real estate
Other	2,030	3,161
Residential real estate
Equity Lines	46	54
1 - 4 Family	681	62
Consumer
Other	0	5
Total	$3,660	$3,665
Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $276 during the twelve months ended December 31, 2014 and $222 during the twelve months ended December 31, 2013.  There was one restructured loan totaling $2,364 at December 31, 2014 compared to four restructured loans totaling $2,922 at December 31, 2013.

Impaired Loans.  Impaired loans are identified by the Company as loans in which it is determined to be probable that the borrower will not make interest and principal payments according to the contract terms of the loan.  In determining impaired loans, our credit administration department reviews past-due loans, examiner classifications, Bank classifications, and a selection of other loans to provide evidence as to whether the loan is impaired.  All loans rated as substandard are evaluated for impairment by the Bank’s Allowances for Loan and Lease Losses (“ALLL”) Committee.  Once classified as impaired, the ALLL Committee individually evaluates the total loan relationship, including a detailed collateral analysis, to determine the reserve appropriate for each one.  Any potential loss exposure identified in the collateral analysis is set aside as a specific reserve (valuation allowance) in the allowance for loan and lease losses.  If the impaired loan is subsequently resolved and it is determined the reserve is no longer required, the specific reserve will be taken back into income during the period the determination is made.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans as of December 31, 2014 and December 31, 2013 are set forth in the following table:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2014
With no related allowance:
Commercial	$707	$995	$0	$739	$26
Commercial real estate
Owner occupied	2,771	2,771	0	2,784	194
Income producing	7,735	7,735	0	8,570	442
Construction real estate
1 - 4 Family	0	0	0	0	0
Other	2,099	4,865	0	2,310	4
Farmland	0	0	0	0	0
Residential real estate
Equity Lines	136	146	0	140	3
1 - 4 Family	1,153	1,156	0	1,170	56
Total loans with no allowance	$14,601	$17,668	0	$15,713	$725
With an allowance recorded:
Commercial real estate
Income producing	137	137	62	141	5
Total loans with an allowance	$137	$137	$62	$141	$5
Total:
Commercial	707	995	0	739	26
Commercial real estate	10,643	10,643	62	11,495	641
Construction real estate	2,099	4,865	0	2,310	4
Residential real estate	1,289	1,302	0	1,310	59
Totals	$14,738	$17,805	$62	$15,854	$730

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

In thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2013
With no related allowance:
Commercial	$1,570	$1,706	$0	$1,433	$50
Commercial real estate
Owner occupied	5,182	5,182	0	5,249	340
Income producing	4,538	4,538	0	4,577	287
Construction real estate
1 - 4 Family	580	580	0	489	23
Other	4,294	6,279	0	4,457	206
Farmland	171	171	0	175	10
Residential real estate
Equity Lines	493	500	0	499	21
1 - 4 Family	473	530	0	543	26
Consumer
Other	13	18	0	21	2
Total loans with no allowance	$17,314	$19,504	0	$17,443	$965
With an allowance recorded:
Construction real estate
Other	2,566	2,566	1,337	2,566	0
Residential real estate
1-4 family	26	26	20	26	1
Total loans with an allowance	$2,592	$2,592	$1,357	$2,592	1
Total:
Commercial	1,570	1,706	0	1,433	50
Commercial real estate	9,720	9,720	0	9,826	627
Construction real estate	7,611	9,596	1,337	7,687	239
Residential real estate	992	1,056	20	1,068	48
Consumer	13	18	0	21	2
Totals	$19,906	$22,096	$1,357	$20,035	$966

Cash basis interest income on impaired loans was $778 and $1,011 for the years ended December 31, 2014 and 2013, respectively.

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
For the Years Ended December 31, 2014 and 2013
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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

As of  December 31, 2014 and December 31, 2013, and based on the most recent analysis performed at those dates, the risk category of loans and leases is as follows:

Internal Risk Rating Grades
In thousands	1-4	5	6	7	8
December 31, 2014
Commercial	$20,121	$62,500	$0	$1,381	$201
Commercial real estate
Owner occupied	35,401	76,341	1,674	7,689	0
Income producing	16,100	117,129	367	10,650	0
Multifamily	13,270	12,763	0	0	0
Construction real estate
1 - 4 Family	7,204	10,141	1,331	1,014	0
Other	834	26,594	441	4,530	1,435
Farmland	209	906	0	163	0
Totals	$93,139	$306,374	$3,813	$25,427	$1,636
Total:
Commercial	20,121	62,500	0	1,381	201
Commercial real estate	64,771	206,233	2,041	18,339	0
Construction real estate	8,247	37,641	1,772	5,707	1,435
Totals	$93,139	$306,374	$3,813	$25,427	$1,636

December 31, 2013
Commercial	$22,054	$63,329	$765	$1,971	$0
Commercial real estate
Owner occupied	36,025	70,048	2,694	7,370	0
Income producing	14,921	110,200	3,155	9,063	0
Multifamily	13,690	11,049	0	0	0
Construction real estate
1 - 4 Family	3,921	10,809	1,129	1,580	0
Other	874	14,943	441	9,188	0
Farmland	220	1,092	0	171	0
Totals	$91,705	$281,470	$8,184	$29,343	$0
Total:
Commercial	$22,054	$63,329	$765	$1,971	$0
Commercial real estate	64,636	191,297	5,849	16,433	0
Construction real estate	5,015	26,844	1,570	10,939	0
Totals	$91,705	$281,470	$8,184	$29,343	$0

There are no loans classified as 9 as of December 31, 2014 and December 31, 2013.

As can be seen from the table above, the Company continues to make progress in reducing its problem assets. Loans risk rated 6, 7 and 8 ("Watch-List") in the above categories have decreased $$6,651 or 18% from $37,527 at December 31, 2013 to $30,876 at December 31, 2014. Senior management remains focused on continued improvement of these Watch-List loans.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
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

Risk Based on Payment Activity	Performing		Non-Performing
In thousands	12/31/2014	12/31/2013	12/31/2014	12/31/2013
Residential real estate
Equity Lines	$28,849	$27,180	$46	$54
1 - 4 Family	145,884	120,004	681	62
Junior Liens	8,292	7,980	0	0
Consumer
Credit Cards	1,286	1,329	0	0
Other	2,934	3,002	0	5
Totals	$187,245	$159,495	$727	$121
Total:
Residential real estate	$183,025	$155,164	$727	$116
Consumer	4,220	4,331	0	5
Totals	$187,245	$159,495	$727	$121

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
For the Years Ended December 31, 2014 and 2013
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

Historical Valuation
Historical valuation allowances are calculated based on the historical loss experience of specific types of loans at the time they were charged-off. The Company uses a rolling 8-quarter analysis to determine its historical loss ratio for the specific pool. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the average balance of loans in the pool for the respective quarter. The loss factors used at December 31, 2014 and December 31, 2013 are as follows:

	12/31/2014	12/31/2013
Commercial	0.22%	0.21%
Commercial real estate - Owner occupied	0.00%	0.00%
Commercial real estate - Income producing	0.00%	0.00%
Commercial real estate - Multifamily	0.00%	0.00%
Construction real estate - 1-4 Family	0.17%	0.42%
Construction real estate - Other	3.58%	2.23%
Construction real estate - Farmland	0.00%	0.00%
Residential real estate - Equity lines	0.26%	0.26%
Residential real estate - 1-4 Family	0.00%	0.36%
Residential real estate - Junior Liens	0.00%	0.00%
Consumer & credit cards	0.96%	0.59%
Loans held for sale	0.00%	0.00%

The Company applies the historical loss ratios to balances of all loans within each category to establish the reserve needed for this section of the allowance calculation.  All impaired loans are excluded from this calculation as they are individually evaluated in the specific valuation section as described above.

General Valuation
General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) levels and trends in credit quality; (ii) trends in the volume of loans; (iii) the experience, ability and effectiveness of the bank’s lending management and staff; (iv) local economic trends and conditions; (v) credit concentration risk; (vi) current industry conditions; (vii) real estate market conditions; (viii) large relationship credit risk and (ix) HELOC portfolio risk (new environmental factor at December 31, 2014). Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a general allocation matrix to determine an appropriate general valuation allowance, based on the risk assessment performed by management and the loss factors established.  Loans identified as losses by management, internal loan review and/or regulatory examiners are charged-off.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

	12/31/14	12/31/13
Levels and trends in credit quality	0.15%	0.15%
Trends in volume of loans	1.35%	1.00%
Experience, ability, and depth of lending management and staff	0.00%	0.00%
Local economic trends and conditions	0.25%	0.25%
Credit concentration risk	0.05%	0.05%
Current industry conditions/general economic conditions	0.05%	0.10%
Commercial Real Estate Devaluation	0.20%	0.25%
Residential Real Estate Devaluation	0.15%	0.15%
Credit concentration risk - large relationships > $8 Million	0.15%	0.30%
HELOC Portfolio Risk	0.25%	N/A

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

As a result of the Company's analysis, at December 31, 2014 the Company's total reserves amount to $6.5 million, of which $62 are specific reserves on impaired loans and $6.4 million are general reserves to cover inherent risks in the loan portfolio based on the current economic environment. The ratio of allowance for loan and lease losses as a percentage of total loans decreased from 1.26% at December 31, 2013 to 1.05% at December 31, 2014. The reduction year over year is supported by the following factors:

•
The Company decreased its risk assessment from high to medium for the credit quality trends risk factor as a result of the continued improving trends in asset quality, including a 90 basis point reduction in its NPA / Total Asset ratio; an $8.3 million reduction in total watchlist loans, including a $5.2 million reduction in impaired loans year over year; and a 14.9% reduction in total adversely classified items to tier 1 capital plus ALLL.

•
The Company decreased its risk assessment related to the current industry and economic conditions to the low-end of the medium range, from 0.10% to 0.05%, based upon continued improving trends across all FDIC insured institutions.

•	The Company decreased the loss factor for commercial real estate devaluation by 5 basis points to reflect the current market conditions in the Roanoke MSA for non-stressed properties.

•
The Company decreased its risk assessment related to its large relationship credit concentration loss factor from 0.30% to 0.15% due to the significant reduction in the level of relationships considered for this category that are rated watchlist.

Changes in the allowance for loan losses for the twelve months ended December 31, 2014 and December 31, 2013 by segment are as follows:

In thousands	Beginning				Ending
December 31, 2014	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$544	$(157)	$18	$74	$479
Commercial real estate	2,587	0	0	339	2,926
Construction real estate	2,894	(1,988)	12	1,213	2,131
Residential real estate	1,081	(27)	91	(418)	727
Consumer	50	(20)	2	9	41
Unallocated	44	0	0	152	196
Total	$7,200	$(2,192)	$123	$1,369	$6,500

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

In thousands	Beginning				Ending
December 31, 2013	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$449	$(261)	$5	$351	$544
Commercial real estate	3,183	0	0	(596)	2,587
Construction real estate	2,805	(39)	75	53	2,894
Residential real estate	1,593	(159)	47	(400)	1,081
Consumer	30	(67)	4	83	50
Unallocated	0	0	0	44	44
Total	$8,060	$(526)	$131	$(465)	$7,200

As of December 31, 2014 and December 31, 2013, loans individually and collectively evaluated for impairment, by loan portfolio segment, and the corresponding allowance are as follows:

	Individually Evaluated for Impairment
	12/31/2014		12/31/2013
In thousands	Allowance	Total Loans	Allowance	Total Loans
Commercial	$0	$707	$0	$1,570
Commercial real estate	62	10,643	0	9,720
Construction real estate	0	2,099	1,337	7,611
Residential real estate	0	1,289	20	992
Consumer	0	0	0	13
Total	$62	$14,738	$1,357	$19,906

	Collectively Evaluated for Impairment
	12/31/2014		12/31/2013
In thousands	Allowance	Total Loans	Allowance	Total Loans
Commercial	$479	$83,496	$544	$86,549
Commercial real estate	2,864	280,741	2,587	268,495
Construction real estate	2,131	52,703	1,557	36,757
Residential real estate	727	182,463	1,061	154,288
Consumer	41	4,220	50	4,323
Unallocated	196	(89)	44	42
Total	$6,438	$603,534	$5,843	$550,454

Troubled Debt Restructurings ("TDRs”)

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances.  Loan modifications that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification.  The loans included in all loan classes as TDRs at December 31, 2014 had either an interest rate modification or a deferral of principal payments, which we consider to be a concession.  All loans designated as TDRs were modified due to financial difficulties experienced by the borrower.

There were no TDRs identified during the the three or twelve months ended December 31, 2014 and 2013.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

TDR Defaults are those TDRs that were greater than 90 days past due, and aligns with our internal definition of default for those loans not identified as TDRs.  The Company did not experience any TDR defaults during the years ended December 31, 2014 or 2013.

Note 5.  Foreclosed Assets

The following table summarizes the activity in foreclosed assets for the years ended December 31, 2014 and 2013:

	12/31/2014	12/31/2013
Balance, beginning of period	$19,705	$21,364
Additions	2,259	2,896
Capitalized improvements	188	794
Proceeds from sales	(8,011)	(4,284)
Transfer to other assets	(1,474)	0
Valuation adjustments	(360)	(1,125)
Gain from sales	1	60
Balance, end of period	$12,308	$19,705

Note 6.  Earnings Per Share

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options.  The following tables summarize earnings per share and the shares utilized in the computations for the twelve months ended December 31, 2014 and 2013, respectively:

	Net Income Available to Common Shareholders (000s)	Weighted Average Common Shares	Per Share Amount
Year to date December 31, 2014
Basic earnings per common share	$6,599	4,823,422	$1.37
Effect of dilutive stock options		54,485
Diluted earnings per common share	$6,599	4,877,907	$1.35

Year to date December 31, 2013
Basic earnings per common share	$6,201	4,786,030	$1.30
Effect of dilutive stock options		42,649
Effect of dilutive stock warrants		87,212
Diluted earnings per common share	$6,201	4,915,891	$1.26

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

Note 7.  Premises and Equipment

Components of premises and equipment and total accumulated depreciation and amortization as of December 31, 2014 and 2013 are as follows:

	2014	2013
Land and improvements	$2,704	$2,704
Buildings	5,631	5,609
Furniture, fixtures, and equipment	6,152	5,925
Leasehold improvements	2,678	2,402
Construction in progress	165	363
	17,330	17,003
Less accumulated depreciation	(8,032)	(7,281)
Premises and Equipment, net	$9,298	$9,722

Depreciation expense for the years ended December 31, 2014 and 2013 amounted to $749 and $737, respectively.

The Company currently leases under non-cancelable operating leases its main office location, one additional branch location in the City of Roanoke, the land for its South Roanoke office and the office suite for its mortgage office.  Beginning in February 2015, the Company commenced a lease at Smith Mountain Lake as a brokerage and mortgage office. Rental expenses under operating leases were approximately $703 and $659 for 2014 and 2013 respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2014 are as follows:

Year	Amount
2015	$738
2016	720
2017	702
2018	650
2019	650
Thereafter	1,688
Total	$5,148

Note 8.  Federal Home Loan Bank Stock

Restricted stock, which represents a required investment in the common stock of a correspondent bank, is carried at cost, and as of December 31, 2014 and December 31, 2013, included the common stock of the FHLB, which is included in other assets.   Restricted stock totaled $4.7 million at December 31, 2014 and and $4.2 million at December 31, 2013, respectively.

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
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

Based on evaluation of criteria under ASC Topic 320, management believes that no impairment charge in respect of the restricted stock is necessary as of December 31, 2014.

Note 9.  Time Deposits

At December 31, 2014 the approximate scheduled maturities of time deposits are as follows:

Three months or less	$71,250
Four to twelve months	58,373
One to three years	39,435
Over three years	18,245
Total	$187,303

The aggregate amount of time deposits in denominations of $100 or more at December 31, 2014 and 2013 was $96,134 and $74,800 respectively.

Note 10. Financial Derivatives

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings. The Company has entered into interest rate swap contracts to meet loan customer needs, while managing interest rate risk to the Company. Upon entering into these swaps, the Company also enters into offsetting positions with a counterparty to minimize interest rate risk to the Company. These individual swap contracts qualify as derivatives, but are not designated as hedging instruments and therefore the gain or loss is recognized through earnings. Interest rate swap contracts involve the risk of dealing with borrowers and counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is an asset the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of the swap contract is a liability, the Company owes the customer or counterparty and therefore, has assumed no credit no risk beyond the original extension of credit. These contracts are accounted for using the long haul method whereby the respective fair values are recorded as assets or liabilities and not netted. Since the fair values offset, no net gain or loss has been recognized in 2014 or 2013.

A summary of the Company's interest rate swaps is as follows:

	December 31, 2014		December 31, 2013
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Pay fixed - receive floating interest rate swap	$20,394	$(314)	$15,286	$174
Pay floating - receive fixed interest rate swap	(20,394)	314	(15,286)	(174)
Total derivatives not designated	$0	$0	$0	$0

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

Note 11.  Borrowed Funds

Short-term debt
Short-term debt includes Federal Home Loan Bank of Atlanta advances that mature in 12 months or less, securities sold under agreements to repurchase, federal funds purchased and borrowings for the discount window generally maturing within one to seven days from the transaction date.  Short-term FHLB advances totaled $30,000 and $15,000 at December 31, 2014 and 2013, respectively.  The $30,000 balance as of December 31, 2014 is comprised of two $15,000 fixed rate advances that mature in January 2015 and carry a blended annual interest rate of 0.20% .  At December 31, 2014, the Company had $25,000 available under short-term unsecured lines of credit and $108,076 available under short-term secured lines of credit.  Total investment securities and loans pledged at December 31, 2014 were $123,742 and $209,307, respectively.  Additional information is summarized below:

	2014	2013
Outstanding balance at December 31	$59,778	$37,397
Weighted average rate at December 31	0.29%	0.29%
Daily average outstanding during the period	$50,949	$32,019
Average rate for the period	0.26%	0.26%
Maximum outstanding at any month-end during the period	$59,778	$41,514

Securities with a fair market value of $30,318 and $29,212 were collateralized securities sold under agreements to repurchase at December 31, 2014 and 2013, respectively.

Long-term debt
The Company has outstanding long-term debt with the Federal Home Loan Bank of Atlanta in the amount of $28,000 as of December 31, 2014 and 2013, respectively.

Advance	Maturity	Conversion	Current	2014	2013
Date	Date	Date	Rate	Balance	Balance
July 22, 2008	July 23, 2018	n/a	3.530%	$10,000	$10,000
June 10, 2013	June 10, 2019	n/a	3.700%	5,000	5,000
June 10, 2013	June 10, 2019	n/a	3.970%	13,000	13,000
			TOTAL	$28,000	$28,000

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
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

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

The preferred securities and common securities of all three trusts are included in the Company’s Tier 1 capital for regulatory capital adequacy purposes as they do not exceed 25% of the Company’s total Tier 1 capital excluding the securities.  The Company’s obligations with respect to the issuance of the preferred securities and common securities of both trusts constitute a full and unconditional guarantee by the Company of the trusts obligations with respect to the preferred securities and common securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on the trusts’ preferred trust securities and common securities.  As of December 31, 2014, there are no such deferred interest payments.  As a result of the Company’s adoption of USGAAP related to business consolidations, all three Trusts’ common securities have been presented as a component of other assets.

On October 15, 2013, the Company issued an $11,000,000 junior subordinated note (the "Note"). The Note has a maturity date of October 15, 2023 and principal and interest payments due monthly. The Note bears interest at a variable rate of 30-day LIBOR plus 5.00% per annum, with a floor of 5.50% and a cap of 9.50%. Based on the current 30-day LIBOR rate, the Note bears interest at the floor rate of 5.50%. The Note is not convertible into common stock or preferred stock. The Note is an unsecured, subordinated obligation of the Company and ranks junior in right of payment to the Company’s senior indebtedness and to the Company’s obligations to its general creditors. The proceeds of the Note were used to redeem the remaining outstanding preferred stock from the US Treasury and to repurchase the outstanding common stock warrant issued in conjunction with the preferred stock investment the US Treasury made in the Company in 2008.

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
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

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

At December 31, 2014, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2.  The Company records the impaired loan as nonrecurring Level 3 in the following instances: (i) when the fair value of the collateral is based upon current appraised value less estimated selling or liquidation costs; (ii) when an appraised value is not available, or (iii) when management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price.

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
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 are summarized below:

In thousands
December 31, 2014	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale:
U.S. Government and federal agency	$13,956	$0	$13,956	$0
Government-sponsored enterprises	27,738	0	27,738	0
Mortgage-backed securities	90,615	0	90,615	0
Collateralized mortgage obligations	12,943	0	12,943	0
State and political subdivisions	32,485	0	32,485	0
Held for sale loans	566	0	566	0
Interest rate swaps	314	0	314	0
Total assets at fair value	$178,617	$0	$178,617	$0

Interest rate swaps	$314	$0	$314	$0
Total liabilities at fair value	$314	$0	$314	$0

December 31, 2013
Investment securities available-for-sale:
U.S. Government and federal agency	$10,307	$0	$10,307	$0
Government-sponsored enterprises	31,311	0	31,311	0
Mortgage-backed securities	72,389	0	72,389	0
Collateralized mortgage obligations	9,194	0	9,194	0
State and political subdivisions	36,660	0	36,660	0
Held for sale loans	245	0	245	0
Interest rate swaps	174	0	174	0
Total assets at fair value	$160,280	$0	$160,280	$0

Interest rate swaps	$174	$0	$174	$0
Total liabilities at fair value	$174	$0	$174	$0

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of December 31, 2014 and December 31, 2013 are included in the tables below:

In thousands
December 31, 2014	Total	Level 1	Level 2	Level 3
Impaired Loans:
Commercial	$201	$0	$0	$201
Residential Real Estate	174	0	0	174
Construction Real Estate	2,030	0	0	2,030
Commercial Real Estate	75	0	0	75
Total Impaired Loans	2,480	0	0	2,480
Foreclosed Assets	12,308	0	0	12,308
Total assets at fair value	$14,788	$0	$0	$14,788

Total liabilities at fair value	$0	$0	$0	$0

December 31, 2013
Impaired Loans:
Commercial	$384	$0	$0	$384
Residential Real Estate	343	0	0	343
Construction Real Estate	2,074	0	0	2,074
Consumer	5	0	0	5
Total Impaired Loans	2,806	0	0	2,806
Foreclosed Assets	19,705	0	0	19,705
Total assets at fair value	$22,511	$0	$0	$22,511

Total liabilities at fair value	$0	$0	$0	$0

For level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$2,480	Discounted appraised value	Discount for selling costs and age of appraisals.	15% - 55%
Foreclosed Assets	$12,308	Discounted appraised value	Discount for selling costs and age of appraisals	15% - 55%

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

Accounting standards for financial instruments require disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.  These accounting standards exclude certain financial instruments and all non-financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. Therefore, these values are likely to differ from those that maybe recorded by BNC in the event the merger is completed.

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

Off-Balance-Sheet Financial Instruments:  The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2014, the fair value of loan commitments and stand-by letters of credit was immaterial.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

December 31, 2014	Carrying	Approximate	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
In thousands	Amounts	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Loans, net	611,772	612,858	—	—	612,858

Financial liabilities
Time deposits/IRAs	187,303	188,395	—	188,395	—
FHLB borrowings	58,000	60,546	—	60,546	—
Junior subordinated debentures	27,356	23,547	—	23,547	—

December 31, 2013
In thousands
Financial assets
Securities held-to-maturity	$21,992	$22,471	$—	$22,471	$—
Loans, net	563,160	569,355	—	—	569,355

Financial liabilities
Time deposits/IRAs	158,840	160,297	—	160,297	—
FHLB borrowings	43,000	45,530	—	45,530	—
Junior subordinated debentures	27,476	26,907	—	26,907	—

Note 13.  Employee Benefit Plan

The Company has a defined contribution plan (the “Plan”) qualifying under IRS Code Section 401(k).  Eligible participants in the Plan can contribute up to the maximum percentage allowable not to exceed the dollar limit under IRS Code Section 401(k).  Employee contributions are matched by the Company based on 100 percent of the first three percent of an employee's contribution and 50 percent of employee contributions which exceed three percent but do not exceed six percent.  For the years ended December 31, 2014 and 2013, the Company contributed $315 and $295, to the Plan, respectively.

During 2002, the Company adopted a deferred compensation plan to provide future compensation to certain members of management.  Under plan provisions, payments projected to range from $8 to $261 are payable for 15 years certain, generally beginning at age 65.  The liability accrued for compensation deferred under the plan was $3,292 at December 31, 2014 and $2,899 at December 31, 2013.  Deferred compensation expense, an actuarially determined amount, was $442 during 2014 and $614 during 2013.  Assumed discount rate, rate of compensation increase, and expected after-tax long-term rate of return on plan assets were 7.25%, 5%, and 5%, respectively at December 31, 2014 and December 31, 2013. In the event the merger with BNC is completed, all participants in the deferred compensation plan will become 100% vested and the benefit amount payable under the Plan will be placed in a "Rabbi" Trust in accordance with the terms of the deferred compensation plan. The exact amount of the liability has yet to be determined.

The Company has purchased and is the beneficiary of life insurance policies that are indirectly related to funding of our employee benefit plans.  The cash value totaled approximately $19,543 and $18,872 at December 31, 2014 and 2013, respectively.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

Note 14.  Stock Based Compensation

The Company has two share-based compensation plans. The compensation cost that has been charged against income for those plans was approximately $314 and $232 for the years ended December 31, 2014 and 2013, respectively.  The Company has no nonqualified stock options outstanding at December 31, 2014. The total recognized tax benefit related to the compensation expense was $36 and $52 for the years ended December 31, 2014 and 2013.

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

Under the 2011 Plan, at December 31, 2014, there are incentive stock options for 43,100 shares granted to officers and key employees currently outstanding.  There are 124,943 shares available for grant as of December 31, 2014.

The Company has a 2005 Key Employee Equity Award Plan (the 2005 Plan) which has been succeeded by the 2011 Plan.    Under the 2005 Plan, there are incentive stock options for 51,920 shares currently outstanding that have been granted to officers and key employees. There are no shares available for grant as of December 31, 2014.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the volatilities of our trading history. The expected life is based on the Company’s actual history of exercise behavior. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the years ended December 31, 2014 and 2013.

	2014	2013
Expected dividend yield	3%	2%
Risk-free interest rate	2.18%	1.95%
Expected life of options (in years)	7.5 – 7.5 years	7.5 – 7.5 years
Expected volatility of stock price	47.5% - 63.4%	47.5% - 48.0%

Total stock-based compensation recognized as compensation expense on our consolidated statement of income is as follows:

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

	2014	2013
Option Grants	$43	$39
Restricted Stock Grants	271	193
Total Compensation Expense	$314	$232

As of December 31, 2014, there was $145 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to employees.  A maturity schedule of the unrecognized compensation cost (dollars in thousands) as of December 31, 2014 is as follows:

Year	Compensation Costs
2015	$41
2016	40
2017	35
2018	25
2019	4
Total	$145

As of December 31, 2014, the weighted average period for which unrecognized expense will be recognized is 2.4 years.  Total unrecognized compensation cost will be adjusted for future grants and future changes in estimated forfeitures. In the event the merger with BNC is completed, all outstanding and unvested options will automatically vest on the effective date.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

General Stock Option Information
A summary of option activity during the twelve months ended December 31, 2014 and 2013 is presented below:

December 31, 2014	Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Avg. Contractual Term
Balances at December 31, 2013	221,250	$8.88	$3.19	$533	4.80 years
Granted	10,300	12.08	5.45
Exercised	(119,770)	8.44	2.95	1,269
Forfeited	(6,960)	11.54	4.31	—
Expired	(9,800)	14.19	4.59
Balances at December 31, 2014	95,020	9.04	3.51	1,024	5.59 years
Exercisable at December 31, 2014	55,418	$8.41	$3.02	$632	3.51 years

December 31, 2013
Balances at December 31, 2012	208,750	$8.80	$2.93	$370	4.83 years
Granted	27,500	10.20	4.15
Exercised	(600)	6.52	1.42	2
Forfeited	(1,700)	9.71	3.32
Expired	(12,700)	10.32	1.09
Balances at December 31, 2013	221,250	8.88	3.19	533	4.80 years
Exercisable at December 31, 2013	175,448	$9.09	$3.17	$418	3.80 years

Cash received from options exercised under all share-based payment arrangements for the years ended and December 31, 2014 and December 31, 2013 was $1,011 and $4, respectively.

Information regarding the stock options outstanding at December 31, 2014 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price, Outstanding	Number Exercisable	Weighted Average Exercise Price, Exercisable
$3.02 - $5.85	22,320	5.3 years	$3.85	17,738	$3.65
$5.86-$8.64	5,100	5.3 years	6.56	3,840	6.30
$8.65 - $11.44	40,650	7.1 years	9.92	14,190	9.35
$11.45 - $14.23	26,950	3.6 years	12.47	19,650	12.45
Totals	95,020	5.6 years	$9.04	55,418	$8.41

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2014 was $1,024 and $632, respectively.  The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2013 was $533 and $418, respectively.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

A summary of the status of the Company’s non-vested options as of December 31, 2014 and 2013 and changes during the years then ended is presented below:

		Non-Vested Options Outstanding	Weighted Average Grant Date Fair Value
Non-vested options,	12/31/12	39,622	$1.90
Granted		27,500
Vested		(20,920)
Forfeited		(400)
Non-vested options,	12/31/13	45,802	$3.25
Granted		10,300
Vested		(15,620)
Forfeited		(880)
Non-vested options,	12/31/14	39,602	$4.19

A summary of restricted stock activity during the twelve months ended December 31, 2014 and 2013 is presented below:

	December 31, 2014		December 31, 2013
	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Beginning balance outstanding	0	$0.00	11,730	$4.05
Granted	24,660	11.00	20,872	8.90
Vested	(24,660)	11.00	(32,602)	7.15
Ending balance outstanding	0.00	$0.00	0	$0.00

Note 15.  Income Taxes

Current and Deferred Income Tax Components
Total income tax expense for the years ended December 31, 2014 and 2013 consists of the following:

	2014	2013
Current	$2,760	$2,930
Deferred	(75)	(47)
Total	$2,685	$2,883

Rate Reconciliation
Total income tax expense (benefit) differed from the "expected" amount computed by applying the U.S. Federal income tax rate of 34 percent to income before income taxes as a result of the following:

	2014	2013
Tax at statutory federal rate	$3,157	$3,304
Tax-exempt interest income	(226)	(218)
Tax-exempt interest disallowance	19	14
Cash surrender value of life insurance	(228)	(226)
Other	(37)	9
Total	$2,685	$2,883

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

Deferred Income Tax Analysis
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets
Allowance for loan losses	$2,210	$2,448
State tax credit	186	255
Interest income on nonaccrual loans	371	297
Net unrealized losses on available-for-sale securities	243	2,412
Foreclosed asset impairment write-downs	819	829
Employee benefits	1,261	1,075
Total deferred tax assets	5,090	7,316
Deferred tax liabilities
Depreciation	(169)	(268)
Net unrealized gains on available-for-sale securities	0	0
Net holding gains on securities reclassified to held-to-maturity	0	(41)
Accretion of bond discount	(5)	(38)
Total deferred tax liabilities	(174)	(347)
Net deferred tax assets	$4,916	$6,969

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

Note 17.  Commitments and Contingencies

The income tax returns for 2012 through 2014 are open for inspection by federal and state tax authorities and, with limited exceptions, returns for years prior to 2012 are closed to examination.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

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

	2014	2013
Commitments to extend credit	$166,427	$146,642
Standby letters of credit	14,267	11,626
Total	$180,694	$158,268

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  These guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions.  Unless renewed, substantially all of the Bank's standby credit commitments at December 31, 2014 will expire within one year.  Management does not anticipate any material losses as a result of these transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Derivative Financial Instruments
For asset/liability management purposes, we may use interest rate swap agreements to hedge interest rate risk exposure to declining rates.  Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flow of the items being hedged.  At December 31, 2014 and December 31, 2013 the Company did not have any derivative agreements related to interest rate hedging in place.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

Employment Agreements
The Company has entered into employment agreements with the Chief Executive Officer ("CEO") and the Chief Financial Officer (“CFO”).  The employment agreements provide for a certain minimum salary level that may be increased, but not decreased, by the Board pursuant to an annual evaluation and also contain change-in-control provisions entitling the CEO and CFO to certain benefits in the event employment is terminated within three years of a change in control of the Company for reasons other than death, retirement, disability, cause, voluntary resignation other than for good reason, or pursuant to notice of termination given prior to the change in control. In the event the merger with BNC is completed, the Company expects to have an aggregate obligation under these agreements of approximately $2,334.

Change in Control Severance Agreements
The Company has entered into change in control severance agreements with the remaining seven executive officers of the Bank ("Executives"). The change in control severance agreements entitle the Executives to certain benefits in the event employment is terminated within twelve months of a change in control of the Company for reason other than death, retirement, disability, cause, voluntary resignation other than for good reason, or pursuant to notice of termination given prior to the change in control. In the event the merger with BNC is completed, the Company expects to have an aggregate obligation under these agreements of approximately $2,297.

Note 18.  Regulatory Matters

Dividends
The Company's principal source of funds for dividend payments is dividends received from the Bank.  The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by state law, regulations and policies.  A state bank may not pay dividends from its capital; all dividends must be paid out of net undivided profits then on hand.  Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level, and no dividend shall be declared or paid by any bank which would impair the paid-in-capital of the bank.  As of December 31, 2014 and December 31, 2013, the amount available from the Bank’s retained earnings for payment of dividends was $45,998 and $39,458 respectively.  The Company is current on all dividend payments on its Trust Preferred Securities.  Additionally, subsequent to quarter-end, the Company declared a quarterly cash dividend of $0.04 per share to be paid March 2, 2015 to common shareholders of record February 13, 2015.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2014 and December 31, 2013 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2014 and December 31, 2013, the Company and the Bank were categorized as “well capitalized” as defined by applicable regulations.  To be categorized as “well capitalized”, the Company and Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that date that management believes have changed the Company's or the Bank's category.  The Company's and the Bank's actual capital amounts and ratios are also presented in the table below.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Valley Financial Corporation	$94,072	14.7%	$51,297	8.0%	n/a	n/a
Valley Bank	93,138	14.5%	51,277	8.0%	64,096	10.0%
Tier 1 Capital (to risk weighted assets):
Valley Financial Corporation	76,712	12.0%	25,649	4.0%	n/a	n/a
Valley Bank	86,638	13.5%	25,639	4.0%	38,458	6.0%
Tier 1 Capital - Leverage (to average assets):
Valley Financial Corporation	76,712	8.8%	34,739	4.0%	n/a	n/a
Valley Bank	86,638	10.0%	34,711	4.0%	43,388	5.0%

December 31, 2013
Total Capital (to risk weighted assets):
Valley Financial Corporation	$87,703	14.2%	$49,447	8.0%	n/a	n/a
Valley Bank	87,297	14.1%	49,404	8.0%	61,755	10.0%
Tier 1 Capital (to risk weighted assets):
Valley Financial Corporation	69,523	11.3%	24,723	4.0%	n/a	n/a
Valley Bank	80,097	13.0%	24,702	4.0%	37,053	6.0%
Tier 1 Capital - Leverage (to average assets):
Valley Financial Corporation	69,523	8.6%	32,405	4.0%	n/a	n/a
Valley Bank	80,097	9.9%	32,373	4.0%	40,466	5.0%

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

Note 19.  Parent Company Financial Information

Condensed Balance Sheets
	2014	2013
Assets
Cash	$806	$172
Loans, net of allowance for loan losses of $0 at December 31, 2014 and 2013	$110	$197
Investment in bank subsidiary, at equity	$86,165	$75,494
Investment in non-bank subsidiaries	$496	$496
Other assets	$120	$131
Total assets	$87,697	$76,490
Liabilities
Junior subordinated debentures	$27,356	$27,476
Other liabilities	$101	$94
Total liabilities	$27,457	$27,570
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; issued and outstanding 0 shares at December 31, 2014 and 2013, respectively	$0	$0
Common stock no par value; 10,000,000 shares authorized; issued and outstanding 4,932,035 shares at December 31, 2014 and 4,787,605 issued and outstanding at December 31, 2013, respectively	$23,987	$22,626
Retained earnings	$36,725	$30,897
Accumulated other comprehensive income (loss)	$(472)	$(4,603)
Total shareholders’ equity	$60,240	$48,920
Total liabilities and shareholders’ equity	$87,697	$76,490

Condensed Statements of Operations
	2014	2013
Income
Interest income	$3	$7
Expenses
Interest expense on balance due to non-bank subsidiaries	$958	$493
Provision for loan losses	$87	$0
Other expenses	$840	$347
Total Expenses	$1,885	$840
Loss before income taxes and equity in undistributed net income of subsidiary	$(1,882)	$(833)
Income tax benefit	$(640)	$(283)
Loss before equity in undistributed net income of subsidiary	$(1,242)	$(550)
Equity in undistributed net income of subsidiary	$7,841	$7,385
Net income	$6,599	$6,835
Preferred dividends and accretion of discount on warrants	$0	$634
Net income to common shareholders	$6,599	$6,201

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share data)

Condensed Statements of Cash Flows
	2014	2013
Cash flows from operating activities
Net income	$6,599	$6,835
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Equity in undistributed net income of subsidiary	(7,841)	(7,385)
Stock compensation expense	314	232
(Increase) decrease in other assets	12	(115)
Increase in other liabilities	7	56
Net cash and cash equivalents used in operating activities	(909)	(377)
Cash flows from investing activities
Decrease in loans, net	87	0
Dividends from banking subsidiary	1,300	5,100
Net cash and cash equivalents provided by investing activities	1,387	5,100
Cash flows from financing activities
Net proceeds from issuance of junior subordinated notes	0	11,000
Principal payments made on junior subordinated notes	(120)	(20)
Net proceeds from issuance of common stock	1,011	4
Redemption of preferred stock	0	(14,419)
Tax benefit realized on restricted stock units vesting	36	52
Purchase and retirement of treasury stock	0	(1,602)
Cash dividends paid	(771)	(1,233)
Net cash and cash equivalents provided by (used in) financing activities	156	(6,218)
Net increase (decrease) in cash and cash equivalents	634	(1,495)
Cash and cash equivalents at beginning of year	172	1,667
Cash and cash equivalents at end of year	$806	$172

Note 20.  Subsequent Events

On January 29, 2015, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.04 per share, payable on March 2, 2015 to common shareholders of record February 13, 2015.

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

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2014 based on the framework set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  Based on its evaluation, management concluded that, as of December 31, 2014, Valley Financial Corporation’s internal control over financial reporting was effective.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Items 401, 405, 406 and 407(c)(3), d(4) and d(5) of Regulation S-K is set forth under the captions “Information Concerning Directors and Nominees”, “Executive Officers Who Are Not Directors”, “Audit Committee”, “Nominating Committee”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Code of Ethics” of the Company’s 2015 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is set forth under the caption “Executive Compensation” of the Company’s 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Items 201(d) and 403 of Regulation S-K is set forth under the captions “Security Ownership of Certain Beneficial Owners”, “Securing Ownership of Directors and Officers” and “Equity Compensation Plan Information” of the Company’s 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by Items 404 and 407(a) of Regulation S-K is set forth under the captions “Certain Relationships and Related Transactions”, and “Information Concerning Directors and Nominees” of the Company’s 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by item 9(e) of Schedule 14A is set forth under the caption “Audit Committee Information” of the Company’s 2015 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report and can be found on our Company website at www.myvalleybank.com:
1.	Financial Statements: The flowing financial statements, notes and Independent Auditors’ Report may be found in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2014 and 2013.

Consolidated Statements of Income for the Years Ended December 31, 2014 and 2013.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014 and 2013.

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2014 and 2013.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 27, 2015.

VALLEY FINANCIAL CORPORATION

/s/ Ellis L. Gutshall
By: Ellis L. Gutshall, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons in the capacities indicated as of February 27, 2015.

Signature	Title
/s/ Ellis L. Gutshall (Ellis L. Gutshall)	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Kimberly B. Snyder (Kimberly B. Snyder)	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Abney S. Boxley, III * (Abney S. Boxley, III)	Chairman, Director
/s/ William D. Elliot * (William D. Elliot)	Director
/s/ James S. Frantz, Jr. (James S. Frantz, Jr.)	Director
/s/ Mason Haynesworth * (Mason Haynesworth)	Director
/s/ Eddie F. Hearp * (Eddie F. Hearp)	Director
/s/ Anna L. Lawson * (Anna L. Lawson)	Director
/s/ Samuel L. Lionberger, Jr. * (Samuel L. Lionberger, Jr.)	Director
/s/ George W. Logan * (George W. Logan)	Director
/s/ John W. Starr * (John W. Starr)	Director
/s/ Edward B. Walker* (Edward B. Walker)	Director
* By: /s/ Kimberly B. Snyder (Kimberly B. Snyder) (Attorney in Fact)

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger, dated as of November 17,2014, by and between the Company and BNC Bancorp (incorporated herein by reference to Exhibit No. 2.1 of Form 8-K filed November 18, 2014).

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit No. 3.1 of Form 10-K filed March 26, 2010).

3.2	Bylaws as amended and restated March 27, 2014 (incorporated herein by reference to Exhibit No. 3.2 of Form 8-K filed April 1, 2014).

4.1
Subordinated Note, dated October 15, 2013. The Company agrees to furnish to the Commission upon request a copy of such agreement which it has elected not to file under the provisions of Item 601(b)(4)(iii) of Regulation S-K.

*10.1	Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis Gutshall (incorporated herein by reference to Exhibit 10.16 of Form 10-QSB filed November 14, 2003).

*10.2
Insurance Transfer Agreement dated December 31, 2003 by and among Valley Financial Corporation, Valley Bank, and Ellis L. Gutshall (incorporated herein by reference to Exhibit 10.20 of Form 10-KSB filed March 30, 2004).

*10.3
Amended Employment Agreement between the Company and Mr. Ellis L. Gutshall, President and Chief Executive Officer (incorporated herein by reference to Exhibit 10.1 of Form 10-Q, filed November 13, 2008).

*10.4
Employment Agreement between the Company and Ms. Kimberly B. Snyder, Executive Vice President and Chief Financial Officer (incorporated herein by reference to Exhibit 10.2 of Form 10-Q, filed November 13, 2008).

*10.5
Split-Dollar Insurance Agreement between the Company and Ms. Kimberly B. Snyder, Executive Vice President and Chief Financial Officer (incorporated herein by reference to Exhibit 10.3 of Form 10-Q, filed November 13, 2008).

*10.6	Amended and Restated Supplemental Retirement Plan (incorporated by reference to Exhibit 10.2 of Form 8-K filed October 24, 2013).

*10.7	Amendment to Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed April 1, 2014).

*10.8	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.20 of Form 10-K, filed March 27, 2009).

*10.9	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.21 of Form 10-K, filed March 27, 2009).

*10.10
Amendment to Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and Ellis L. Gutshall, amended January 31, 2008 (incorporated herein by reference to Exhibit 10.1 of Form 10-Q, filed May 12, 2008).

*10.11
Amendment to Split-Dollar Insurance Agreement dated August 20, 2003, by and between Valley Bank and A. Wayne Lewis, amended January 31, 2008 (incorporated herein by reference to Exhibit 10.2 of Form 10-Q, filed May 12, 2008).

*10.12	Valley Financial Corporation 2005 Key Employee Equity Award Plan (incorporated herein by reference to Exhibit 4.2 of Form S-8, filed June 30, 2005).

*10.13	Valley Financial Corporation 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit A of the Proxy Statement, filed March 18, 2011).

*10.14	Change in Control Severance Agreement between the Company and Andrew B. Agee (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed October 24, 2013).

*10.15	Form of Restricted Stock Award Agreement between the Company and Mr. Ellis L. Gutshall, President and CEO (incorporated herein by reference to Exhibit 10.22 of Form 10-K, filed March 18, 2014).

*10.16	Form of Stock Award Agreement (incorporated herein by reference to Exhibit 10.23 of Form 10-K, filed March 18, 2014).

*10.17	Amended Form of Stock Option Award Agreement for the 2005 Plan (incorporated herein by reference to Exhibit 10.24 of Form 10-K, filed March 18, 2014).

*10.18	Amended Form of Stock Option Award Agreement for the 2011 Plan (incorporated herein by reference to Exhibit 10.25 of Form 10-K, filed March 18, 2014)

*10.19	Amendment to Supplemental Retirement Plan adopted November 16, 2014 (filed herewith).

*10.20	Valley Financial Corporation Severance Plan effective September 18, 2014 (filed herewith).

*10.21	Valley Financial Corporation Retention Bonus Plan effective November 16, 2014 (filed herewith).

*10.22	Valley Bank 2014 Profit Sharing Plan (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Elliott Davis Decosimo, LLC (filed herewith).

24	Power of Attorney (filed herewith).

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Chief Executive Officer and Chief Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2014, is formatted in XBRL interactive data files:  (i) Consolidated Statements of Income for the years ended December 31, 2014 and 2013; (ii) Consolidated Balance Sheet at December 31, 2014 and December 31, 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013; (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.