Form 10-Q
period 2015-03-31
VALLEY FINANCIAL CORP /VA/
filed 2015-05-14
CIK 921590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Quarterly Period Ended	March 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to_____________________________________

Commission File Number:  000-28342
VALLEY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1702380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

36 Church Avenue, S.W.
Roanoke, Virginia	24011
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☑

At April 28, 2015, 4,951,653 shares of common stock, no par value, of the registrant were outstanding.

VALLEY FINANCIAL CORPORATION
FORM 10-Q
March 31, 2015

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY FINANCIAL CORPORATION
Consolidated Balance Sheets
(In 000s, except share data)

	(Unaudited)	(Audited)
Assets	March 31, 2015	December 31, 2014
Cash and due from banks	$7,715	$10,316
Interest bearing deposits	8,735	42,835
Total cash and cash equivalents	16,450	53,151
Securities available for sale	159,031	177,737
Loans, net of allowance for loan losses, 3/31/15 and 12/31/14: $6,500	621,242	611,772
Foreclosed assets	12,291	12,308
Premises and equipment, net	9,169	9,298
Bank owned life insurance	19,712	19,543
Accrued interest receivable	2,279	2,374
Other assets	14,025	15,216
Total assets	$854,199	$901,399
Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$28,664	$27,082
Interest bearing deposits	653,931	689,943
Total deposits	682,595	717,025
Securities sold under agreements to repurchase	29,828	29,778
FHLB borrowings	43,000	58,000
Junior subordinated notes	27,326	27,356
Accrued interest payable	425	414
Other liabilities	7,827	8,586
Total liabilities	791,001	841,159
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2015 and December 31, 2014	0	0
Common stock, no par value; 10,000,000 shares authorized; 4,951,653 shares issued and outstanding at March 31, 2015 and 4,932,035 shares issued and outstanding at December 31, 2014	24,703	23,987
Retained earnings	38,453	36,725
Accumulated other comprehensive income (loss)	42	(472)
Total shareholders' equity	63,198	60,240
Total liabilities and shareholders' equity	$854,199	$901,399
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Income Statements
(In 000s, except share and per share data)

	Three Months Ended (Unaudited)
	3/31/2015	3/31/2014
Interest income
Interest and fees on loans	$6,994	$6,778
Interest on securities - taxable	844	1,038
Interest on securities - nontaxable	136	189
Interest on deposits in banks	6	3
Total interest income	7,980	8,008
Interest expense
Interest on deposits	564	564
Interest on borrowings	542	534
Total interest expense	1,106	1,098
Net interest income	6,874	6,910
Provision for loan losses	(15)	518
Net interest income after provision for loan losses	6,889	6,392
Noninterest income
Service charges on deposit accounts	509	452
Mortgage fee income	234	92
Brokerage fee income, net	267	247
Bank owned life insurance income	169	165
Realized gain on sale of securities	329	7
Other income	68	112
Total noninterest income	1,576	1,075
Noninterest expense
Compensation expense	3,132	3,086
Occupancy and equipment expense	503	490
Data processing expense	430	403
Insurance expense	232	221
Professional fees	114	138
Foreclosed asset expense, net	191	158
Merger transaction costs	102	0
Other operating expense	838	837
Total noninterest expense	5,542	5,333
Income before income taxes	2,923	2,134
Income tax expense	997	618
Net income	$1,926	$1,516
Earnings per share
Basic earnings per common share	$0.39	$0.32
Diluted earnings per common share	$0.39	$0.31
Weighted average common shares outstanding	4,940,736	4,806,323
Diluted average common shares outstanding	4,980,857	4,854,969
Dividends declared per common share	$0.04	$0.04
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
(In 000s)

	Three Months Ended (Unaudited)
	3/31/2015	3/31/2014
Net Income	$1,926	$1,516
Other comprehensive income ("OCI"):
Unrealized gains on securities:
Unrealized holding gains arising during period	1,109	2,658
Tax related to unrealized (gains)	(377)	(904)
Reclassification adjustment for realized gains included in net income	(329)	(7)
Tax related to realized gains	112	2
Holding gains on securities transferred to HTM from AFS:
Holding gains amortized during period	0	(1)
Tax related to amortized holding gains	0	0
Total other comprehensive income	515	1,748
Total comprehensive income	$2,441	$3,264
See accompanying notes to consolidated financial statements

VALLEY FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(In 000s)

	Three Months Ended (Unaudited)
	3/31/2015	3/31/2014
Cash flows from operating activities
Net income	$1,926	$1,516
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Provision for loan losses	(15)	518
Depreciation and amortization of bank premises, equipment and software	197	207
Net amortization of bond premiums/discounts	392	356
Stock compensation expense	190	281
Net gains on sale of securities	(329)	(7)
Net losses and impairment writedowns on foreclosed assets and premises	20	0
Increase in value of life insurance contracts	(169)	(165)
Decrease in other assets	1,293	427
Decrease in other liabilities	(748)	(478)
Net cash and cash equivalents provided by operating activities	2,757	2,655
Cash flows from investing activities
Purchases of bank premises, equipment and software	(53)	(57)
Purchases of securities available-for-sale	0	(22,851)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	19,157	3,488
Proceeds from maturities, calls, and paydowns of securities held-to-maturity	0	455
Proceeds from sale of foreclosed assets	0	40
Capitalized costs related to foreclosed assets	(3)	(101)
Increase in loans, net	(9,477)	(15,739)
Net cash and cash equivalents provided by (used in) investing activities	9,624	(34,765)
Cash flows from financing activities
Increase in non-interest bearing deposits	1,582	2,042
Increase (decrease) in interest bearing deposits	(36,012)	18,654
Proceeds from (repayments of) borrowings, net	(15,000)	20,000
Principal payments made on junior subordinated notes	(30)	(30)
Increase (decrease) in securities sold under agreements to repurchase	50	(219)
Net proceeds from issuance of common stock	130	20
Excess tax benefits from share-based payment agreements	517	36
Purchase and retirement of treasury stock	(121)	0
Cash dividends paid	(198)	(193)
Net cash and cash equivalents provided by (used in) financing activities	(49,082)	40,310
Net increase (decrease) in cash and cash equivalents	(36,701)	8,200
Cash and cash equivalents at beginning of period	53,151	16,362
Cash and cash equivalents at end of period	$16,450	$24,562
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,095	$1,122
Cash paid during the period for income taxes	$0	$0
Noncash financing and investing activities
Transfer of loans to foreclosed property	$0	$0
See accompanying notes to consolidated financial statements.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (Unaudited)
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

The consolidated financial statements of the Company conform to generally accepted accounting principles and to general banking industry practices. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments of a normal recurring nature which are necessary for a fair presentation of the consolidated financial statements herein have been included. The consolidated financial statements herein should be read in conjunction with the Company's 2014 Annual Report on Form 10-K.

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

The transaction is expected to be immediately accretive to BNC’s fully diluted earnings per share, excluding deal costs. Under the terms of the agreement, which has been approved by the Boards of Directors of both companies, the Company's shareholders will receive shares of BNC common stock based upon the 20-day volume weighted average price of BNC common stock prior to the closing of the merger ("VWAP"), subject to minimum and maximum exchange ratios. If the VWAP immediately prior to the merger is equal to or less than $18.50 but greater than $14.25, then each share of our common stock will be converted into $20.50 payable in shares of BNC common stock (with the exchange ratio equal to $20.50 divided by the
VWAP). If the VWAP immediately prior to the merger is greater than or equal to $18.50 then each share of our common stock shall be converted into 1.1081 shares of BNC common stock (the “Minimum Exchange Ratio”). If the VWAP immediately prior to the merger is less than$14.25, then each share of our common stock shall be converted into 1.4386 shares of BNC common stock (the “Maximum Exchange Ratio”). The transaction, which is subject to regulatory approval, the approval of the shareholders of the Company and BNC, and other customary conditions, is expected to close on or around July 1, 2015.

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (Unaudited)
(In thousands, except share and per share data)

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on its financial statements.

In April 2015, the FASB issued guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This update affects disclosures related to debt issuance costs but does not affect existing recognition and measurement guidance for these items. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Note 2.  Securities

The carrying values, unrealized gains, unrealized losses, and approximate fair values of available-for-sale and held-to-maturity investment securities at March 31, 2015 are shown in the tables below. As of March 31, 2015, investment securities with amortized costs and fair values of $115,736 and $115,656 respectively, were pledged as collateral for public deposits, a line of credit available from the Federal Home Loan Bank, customer sweep accounts, and for other purposes as required or permitted by law.

The amortized costs, gross unrealized gains and losses, and approximate fair values of securities available-for-sale (“AFS”) as of March 31, 2015 and December 31, 2014 were as follows:

	Amortized	Unrealized	Unrealized
March 31, 2015	Cost	Gains	Losses	Fair Values
U.S. Government and federal agency	$8,204	$44	$(84)	$8,164
Government-sponsored enterprises *	28,569	11	(475)	28,105
Mortgage-backed securities	80,969	530	(318)	81,181
Collateralized mortgage obligations	12,246	118	(55)	12,309
States and political subdivisions	28,980	424	(132)	29,272
	$158,968	$1,127	$(1,064)	$159,031

December 31, 2014
U.S. Government and federal agency	$14,031	$146	$(221)	$13,956
Government-sponsored enterprises *	28,571	0	(833)	27,738
Mortgage-backed securities	90,554	542	(481)	90,615
Collateralized mortgage obligations	12,974	47	(78)	12,943
States and political subdivisions	32,323	428	(266)	32,485
	$178,453	$1,163	$(1,879)	$177,737
* Such as FNMA, FHLMC and FHLB.

There were no securities classified as held-to-maturity (“HTM”) as of March 31, 2015 and December 31, 2014.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (Unaudited)
(In thousands, except share and per share data)

The following tables present the maturity ranges of AFS securities as of March 31, 2015 and the weighted average yields of such securities. Maturities may differ from scheduled maturities on mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be repaid prior to the scheduled maturity date. Maturities on all other securities are based on the contractual maturity. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%.

Investment Portfolio Maturity Distribution
	Available-for-Sale
	Amortized	Fair
In thousands	Costs	Value	Yield
U.S. Government and federal agency:
After five but within ten years	$5,081	$5,054	2.20%
After ten years	3,123	3,110	2.59%
Government-sponsored enterprises:
After one but within five years	10,547	10,514	1.37%
After five but within ten years	13,041	12,797	1.93%
After ten years	4,981	4,794	2.79%
Obligations of states and subdivisions:
After one but within five years	2,689	2,699	2.28%
After five but within ten years	13,959	14,110	2.73%
After ten years	12,332	12,463	3.45%
Mortgage-backed securities	80,969	81,181	2.10%
Collateralized mortgage obligations	12,246	12,309	1.97%
Total	$158,968	$159,031

Total Securities by Maturity Period
After one but within five years	$13,236	$13,213
After five but within ten years	32,081	31,961
After ten years	20,436	20,367
Mortgage-backed securities*	80,969	81,181
Collateralized mortgage obligations*	12,246	12,309
Total by Maturity Period	$158,968	$159,031

*  Maturities on mortgage-backed securities and collateralized mortgage obligations are not presented in this table because maturities may differ substantially from contractual terms due to early repayments of principal.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (Unaudited)
(In thousands, except share and per share data)

The following tables detail unrealized losses and related fair values in the Company’s AFS and HTM investment securities portfolios.  This information is aggregated by the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2015 and December 31, 2014, respectively.

	Temporarily Impaired Securities in AFS Portfolio
In thousands	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
March 31, 2015	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government and federal agency	$2,348	$(4)	$4,987	$(80)	$7,335	$(84)
Government-sponsored enterprises	5,921	(29)	16,673	(446)	22,594	(475)
Mortgage-backed securities	12,597	(41)	26,570	(277)	39,167	(318)
Collateralized mortgage obligations	3,395	(24)	1,681	(31)	5,076	(55)
States and political subdivisions	5,027	(27)	5,701	(105)	10,728	(132)
	$29,288	$(125)	$55,612	$(939)	$84,900	$(1,064)

	Temporarily Impaired Securities in AFS Portfolio
In thousands	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
December 31, 2014	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government and federal agency	$0	$0	$7,511	$(221)	$7,511	$(221)
Government-sponsored enterprises	5,917	(33)	21,821	(800)	27,738	(833)
Mortgage-backed securities	9,833	(23)	32,745	(458)	42,578	(481)
Collateralized mortgage obligations	3,653	(38)	1,756	(40)	5,409	(78)
States and political subdivisions	1,508	(19)	12,116	(247)	13,624	(266)
	$20,911	$(113)	$75,949	$(1,766)	$96,860	$(1,879)

There were no securities classified as HTM as of March 31, 2015 and December 31, 2014 .

Management considers the nature of the investment, the underlying causes of the decline in the market value and the severity and duration of the decline in market value in determining if impairment is other than temporary.  Consideration is given to (1)the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At March 31, 2015, there were thirty-three securities in the AFS portfolio with an unrealized loss for a period greater than 12 months of $939. As of March 31, 2015, management believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.  Accordingly, as of March 31, 2015, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company's consolidated income statement.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (Unaudited)
(In thousands, except share and per share data)

Note 3.  Loans and Allowance for Loan and Lease Losses

The major components of loans in the consolidated balance sheets at March 31, 2015 and December 31, 2014 are as follows:

In thousands	3/31/2015	12/31/2014
Commercial	$87,856	$84,203
Real estate:
Commercial real estate	294,764	291,384
Construction real estate	51,923	54,802
Residential real estate	189,454	183,752
Consumer	3,856	4,220
Deferred loan fees, net	(111)	(89)
Gross loans	627,742	618,272
Allowance for loan losses	(6,500)	(6,500)
Net loans	$621,242	$611,772

Substantially all one-four family residential and commercial real estate loans collateralize the line of credit available from the Federal Home Loan Bank and substantially all commercial and construction loans collateralize the line of credit with the Federal Reserve Bank of Richmond Discount Window.  The aggregate amount of deposit overdrafts that have been reclassified as loans and included in the consumer category in the above table as of March 31, 2015 and December 31, 2014 was $69 and $226, respectively.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate market or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus income producing loans. At March 31, 2015, approximately 40% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties and 50% was secured by income-producing properties.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (Unaudited)
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
March 31, 2015 (Unaudited)
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

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following schedule is an aging of past due loans receivable by portfolio segment as of March 31, 2015 and December 31, 2014:

In thousands	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days, Accruing
March 31, 2015
Commercial	$0	$0	$201	$201	$87,655	$87,856	$0
Commercial real estate
Owner occupied	318	381	201	900	118,450	119,350	201
Income producing	0	0	137	137	147,698	147,835	0
Multifamily	0	0	0	0	27,579	27,579	0
Construction real estate
1 - 4 Family	0	0	0	0	15,554	15,554	0
Other	0	0	2,591	2,591	32,517	35,108	0
Farmland	0	0	0	0	1,261	1,261	0
Residential real estate
Equity Lines	24	0	0	24	27,645	27,669	0
1 - 4 Family	249	0	145	394	153,421	153,815	145
Junior Liens	55	0	0	55	7,915	7,970	0
Consumer
Credit Cards	5	3	6	14	1,283	1,297	6
Other	8	0	0	8	2,551	2,559	0
Deferred loan fees, net	0	0	0	0	(111)	(111)	0
Total	$659	$384	$3,281	$4,324	$623,418	$627,742	$352

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (Unaudited)
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

As noted in the chart above, we have reduced our loans past due past due by $5,160 or 54% since December 31, 2014.

Nonaccrual Loans.  Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. Loans will be placed on nonaccrual status automatically when principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection.  In this case, the loan will continue to accrue interest despite its past due status.  When interest accrual is discontinued, all unpaid accrued interest is reversed and any subsequent payments received are applied to the outstanding principal balance. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The following is a schedule of loans receivable, by portfolio segment, on nonaccrual status as of March 31, 2015 and December 31, 2014:

In thousands	March 31, 2015	December 31, 2014
Commercial	$201	$201
Commercial real estate
Income Producing	137	702
Construction real estate
Other	2,590	2,030
Residential real estate
Equity Lines	45	46
1 - 4 Family	0	681
Total	$2,973	$3,660
Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income in the amount of $36 during the three months ended March 31, 2015; $276 during the year ended

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (Unaudited)
(In thousands, except share and per share data)

December 31, 2014, and $42 during the three months ended March 31, 2014.  There was one restructured loan at March 31, 2015 and December 31, 2014 and totaling $2,361 and $2,364, respectively.

Impaired Loans.  Impaired loans are identified by the Company as loans in which it is determined to be probable that the borrower will not make interest and principal payments according to the contract terms of the loan.  In determining impaired loans, our credit administration department reviews past-due loans, examiner classifications, Bank classifications, and a selection of other loans to provide evidence as to whether the loan is impaired.  All loans rated as substandard are evaluated for impairment by the Bank’s Allowances for Loan and Lease Losses (“ALLL”) Committee.  Once classified as impaired, the ALLL Committee individually evaluates the total loan relationship, including a detailed collateral analysis, to determine the reserve appropriate for each one.  Any potential loss exposure identified in the collateral analysis is set aside as a specific reserve (valuation allowance) in the allowance for loan and lease losses.  If the impaired loan is subsequently resolved and it is determined the reserve is no longer required, the specific reserve will be taken back into income during the period the determination is made.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans as of March 31, 2015 and December 31, 2014 are set forth in the following table:

In thousands	Recorded Investment	Unpaid Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2015
With no related allowance:
Commercial	$704	$993	$0	$706	$6
Commercial real estate
Owner occupied	2,768	2,768	0	2,770	48
Income producing	8,960	8,960	0	8,584	106
Construction real estate
Other	2,099	4,865	0	2,099	1
Residential real estate
Equity Lines	135	145	0	135	1
1 - 4 Family	466	466	0	469	7
Total loans with no allowance	$15,132	$18,197	$0	$14,763	$169

With an allowance recorded:
Commercial real estate
Income producing	137	137	62	137	0
Total loans with an allowance	$137	$137	$62	$137	$0

Total:
Commercial	$704	$993	$0	$706	$6
Commercial real estate	11,865	11,865	62	11,491	154
Construction real estate	2,099	4,865	0	2,099	1
Residential real estate	601	611	0	604	8
Totals	$15,269	$18,334	$62	$14,900	$169

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (Unaudited)
(In thousands, except share and per share data)

In thousands	Recorded Investment	Unpaid Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2014
With no related allowance:
Commercial	$707	$995	$0	$739	$26
Commercial real estate
Owner occupied	2,771	2,771	0	2,784	194
Income producing	7,735	7,735	0	8,570	442
Construction real estate
Other	2,099	4,865	0	2,310	4
Residential real estate
Equity Lines	136	146	0	140	3
1 - 4 Family	1,153	1,156	0	1,170	56
Total loans with no allowance	$14,601	$17,668	$0	$15,713	$725

With an allowance recorded:
Commercial real estate
Income producing	$137	$137	$62	$141	$5
Total loans with an allowance	$137	$137	$62	$141	$5

Total:
Commercial	$707	$995	$0	$739	$26
Commercial real estate	10,643	10,643	62	11,495	641
Construction real estate	2,099	4,865	0	2,310	4
Residential real estate	1,289	1,302	0	1,310	59
Totals	$14,738	$17,805	$62	$15,854	$730
(1) Balances transferred to foreclosed assets are not included as unpaid principal balance.

The increase in the first quarter of 2015 is attributable to a $1,269 participation sold buy-back on an impaired note, which was partially offset by the payoff of two impaired residential mortgages during the quarter.

Cash basis interest income on impaired loans was $167 for the three months ended March 31, 2015 and $778 for the year ended December 31, 2014.

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
March 31, 2015 (Unaudited)
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
March 31, 2015 (Unaudited)
(In thousands, except share and per share data)

As of  March 31, 2015 and December 31, 2014, and based on the most recent analysis performed at those dates, the risk category of loans and leases is as follows:

Internal Risk Rating Grades
In thousands	1-4	5	6	7	8
March 31, 2015
Commercial	$20,361	$59,076	$5,914	$2,304	$201
Commercial real estate
Owner occupied	33,107	76,575	2,066	7,602	0
Income producing	16,595	119,828	388	11,024	0
Multifamily	13,237	14,342	0	0	0
Construction real estate
1 - 4 Family	4,351	8,864	1,255	1,084	0
Other	711	27,486	441	5,035	1,435
Farmland	205	895	0	161	0
Totals	$88,567	$307,066	$10,064	$27,210	$1,636
Total:
Commercial	$20,361	$59,076	$5,914	$2,304	$201
Commercial real estate	62,939	210,745	2,454	18,626	0
Construction real estate	5,267	37,245	1,696	6,280	1,435
Totals	$88,567	$307,066	$10,064	$27,210	$1,636

December 31, 2014
Commercial	$20,121	$62,500	$0	$1,381	$201
Commercial real estate
Owner occupied	35,401	76,341	1,674	7,689	0
Income producing	16,100	117,129	367	10,650	0
Multifamily	13,270	12,763	0	0	0
Construction real estate
1 - 4 Family	7,204	10,141	1,331	1,014	0
Other	834	26,594	441	4,530	1,435
Farmland	209	906	0	163	0
Totals	$93,139	$306,374	$3,813	$25,427	$1,636
Total:
Commercial	$20,121	$62,500	$0	$1,381	$201
Commercial real estate	64,771	206,233	2,041	18,339	0
Construction real estate	8,247	37,641	1,772	5,707	1,435
Totals	$93,139	$306,374	$3,813	$25,427	$1,636

There are no loans classified as 9 as of March 31, 2015 or December 31, 2014.

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (Unaudited)
(In thousands, except share and per share data)

Risk Based on Payment Activity	Performing		Non-Performing
In thousands	3/31/2015	12/31/2014	3/31/2015	12/31/2014
Residential real estate
Equity Lines	$27,624	$28,849	$45	$46
1 - 4 Family	153,670	145,884	145	681
Junior Liens	7,970	8,292	0	0
Consumer
Credit Cards	1,297	1,286	0	0
Other	2,559	2,934	0	0
Totals	$193,120	$187,245	$190	$727
Total:
Residential real estate	$189,264	$183,025	$190	$727
Consumer	3,856	4,220	0	0
Totals	$193,120	$187,245	$190	$727

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
March 31, 2015 (Unaudited)
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

Historical Valuation
Historical valuation allowances are calculated based on the historical loss experience of specific types of loans at the time they were charged-off. The Company uses a rolling 8-quarter analysis to determine its historical loss ratio for the specific pool. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the average balance of loans in the pool for the respective quarter. The loss factors used at March 31, 2015 and December 31, 2014 are as follows:

	3/31/2015	12/31/2014
Commercial	0.22%	0.22%
Commercial real estate - Owner occupied	0.00%	0.00%
Commercial real estate - Income producing	0.00%	0.00%
Commercial real estate - Multifamily	0.00%	0.00%
Construction real estate - 1-4 Family	0.25%	0.17%
Construction real estate - Other	3.58%	3.58%
Construction real estate - Farmland	0.00%	0.00%
Residential real estate - Equity lines	0.26%	0.26%
Residential real estate - 1-4 Family	0.00%	0.00%
Residential real estate - Junior Liens	0.00%	0.00%
Consumer & credit cards	0.76%	0.96%
Loans held for sale	0.00%	0.00%

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

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (Unaudited)
(In thousands, except share and per share data)

Environmental Factors	3/31/2015	12/31/2014	3/31/2014
Levels and trends in credit quality	0.15%	0.15%	0.20%
Trends in volume of loans	1.25%	1.35%	1.25%
Experience, ability, and depth of lending management and staff	0.00%	0.00%	0.00%
Local economic trends and conditions	0.25%	0.25%	0.20%
Credit concentration risk	0.05%	0.05%	0.05%
Current industry conditions/general economic conditions	0.05%	0.05%	0.10%
Commercial Real Estate Devaluation	0.20%	0.20%	0.25%
Residential Real Estate Devaluation	0.15%	0.15%	0.15%
Credit concentration risk - large relationships > $8 Million	0.15%	0.15%	0.30%
HELOC Portfolio Risk	0.25%	0.25%	N/A

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

The Company reduced the loss factor associated with the trends in volume of loans credit quality environmental factor to reflect the reduction in volume compared to the prior quarter.

As a result of the Company's analysis, changes in the allowance for loan losses for the three months ended March 31, 2015 by segment are as follows:

In thousands	Beginning				Ending
March 31, 2015	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$479	$0	$4	$(10)	$473
Commercial real estate	2,926	0	0	4	2,930
Construction real estate	2,131	0	0	24	2,155
Residential real estate	727	0	10	(16)	721
Consumer	41	0	1	(11)	31
Unallocated	196	0	0	(6)	190
Total	$6,500	$0	$15	$(15)	$6,500

In thousands	Beginning				Ending
December 31, 2014	Balance	Charge-offs	Recoveries	Provision	Balance
Commercial	$544	$(157)	$18	$74	$479
Commercial real estate	2,587	0	0	339	2,926
Construction real estate	2,894	(1,988)	12	1,213	2,131
Residential real estate	1,081	(27)	91	(418)	727
Consumer	50	(20)	2	9	41
Unallocated	44	0	0	152	196
Total	$7,200	$(2,192)	$123	$1,369	$6,500

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (Unaudited)
(In thousands, except share and per share data)

As of March 31, 2015 and December 31, 2014, loans individually and collectively evaluated for impairment, by loan portfolio segment, and the corresponding allowance are as follows:

	Individually Evaluated for Impairment
	3/31/2015		12/31/2014
In thousands	Allowance	Total Loans	Allowance	Total Loans
Commercial	$0	$704	$0	$707
Commercial real estate	62	11,865	62	10,643
Construction real estate	0	2,099	0	2,099
Residential real estate	0	601	0	1,289
Consumer	0	0	0	0
Total	$62	$15,269	$62	$14,738

	Collectively Evaluated for Impairment
	3/31/2015		12/31/2014
In thousands	Allowance	Total Loans	Allowance	Total Loans
Commercial	$473	$87,152	$479	$83,496
Commercial real estate	2,868	282,899	2,864	280,741
Construction real estate	2,155	49,824	2,131	52,703
Residential real estate	721	188,853	727	182,463
Consumer	31	3,856	41	4,220
Unallocated	190	(111)	196	(89)
Total	$6,438	$612,473	$6,438	$603,534

Troubled Debt Restructurings ("TDRs”)

Modifications of terms for loans and their inclusion as TDRs are based on individual facts and circumstances.  Loan modifications that are included as TDRs may involve either an increase or reduction of the interest rate, extension of the term of the loan, or deferral of principal payments, regardless of the period of the modification.  The loans included in all loan classes as TDRs at March 31, 2015 had either an interest rate modification or a deferral of principal payments, which we consider to be a concession.  All loans designated as TDRs were modified due to financial difficulties experienced by the borrower.

There were no new TDRs identified during the three months ended March 31, 2015 and 2014.

TDR Defaults are those TDRs that were greater than 90 days past due, and aligns with our internal definition of default for those loans not identified as TDRs.  The Company did not experience any TDR defaults during the three month periods ended March 31, 2015 or 2014.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (Unaudited)
(In thousands, except share and per share data)

Note 4.  Foreclosed Assets

The following table summarizes the activity in foreclosed assets for the three months ended March 31, 2015 and the year ended December 31, 2014:

	3/31/2015	12/31/2014
Balance, beginning of period	$12,308	$19,705
Additions	0	2,259
Capitalized items	3	188
Sales	0	(8,011)
Transfers to other assets (1)	0	(1,474)
Valuation adjustments	0	(360)
Gain (loss)	(20)	1
Balance, end of period	$12,291	$12,308
(1) Transfers to Other Assets represents the net present value of cash flow proceeds of a tax incentive agreement associated with a building that was sold during the second quarter of 2014.

Note 5.  Earnings Per Share

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period.  The weighted average common shares outstanding for the diluted earnings per share computations were adjusted to reflect the assumed conversion of shares available under stock options.  The following tables summarize earnings per share and the shares utilized in the computations for the three months ended March 31, 2015 and 2014, respectively:

	Net Income Available to Common Shareholders (000s)	Weighted Average Common Shares	Per Share Amount
Year to date March 31, 2015
Basic earnings per common share	$1,926	4,940,736	$0.39
Effect of dilutive stock options		40,121
Effect of dilutive stock warrants		0
Diluted earnings per common share	$1,926	4,980,857	$0.39

Year to date March 31, 2014
Basic earnings per common share	$1,516	4,806,323	$0.32
Effect of dilutive stock options		48,646
Effect of dilutive stock warrants		0
Diluted earnings per common share	$1,516	4,854,969	$0.31

Note 6.  Stock Based Compensation

The Company has two share-based compensation plans, which are described in the Company’s December 31, 2014 Annual Report on Form 10-K. The compensation cost that has been charged against income for those plans was approximately $190 and $281 for the three months ended March 31, 2015 and 2014, respectively.  The Company has no nonqualified stock options outstanding at March 31, 2015.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (Unaudited)
(In thousands, except share and per share data)

A summary of option activity during the three months ended March 31, 2015 and 2014 is presented below:

March 31, 2015	Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Avg. Contractual Term
Balances at December 31, 2014	95,020	$9.04	$3.51	$1,024	5.59 years
Exercised	(16,610)	7.81	2.85	208
Forfeited	(600)	8.92	3.93
Balances at March 31, 2015	77,810	9.30	3.65	858	5.68 years
Exercisable at March 31, 2015	42,248	$8.55	$3.08	$498	3.39 years

March 31, 2014
Balances at December 31, 2013	221,250	$8.88	$3.19	$533	4.80 years
Granted	3,000	11.00	4.29
Exercised	(5,320)	3.72	1.19	40
Balances at March 31, 2014	218,930	9.04	3.25	585	4.59 years
Exercisable at March 31, 2014	173,808	$9.19	$3.22	$461	3.56 years

Cash received from options exercised under all share-based payment arrangements for the three months ended March 31, 2015 was $130.

Information regarding options vested during the three months ended March 31, 2015 and 2014 are as follows:

	Three months ended
	3/31/2015	3/31/2014
Number of options vested:	3,440	9,120
Total grant date fair value of options vested	$10	$13

A summary of restricted stock activity during the three months ended March 31, 2015 and 2014 is presented below:

	March 31, 2015		March 31, 2014
	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Non-Vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Beginning balance outstanding	0	$0.00	0	$0.00
Granted	9,200	19.55	24,660	11.00
Vested	(9,200)	19.55	(24,660)	11.00
Ending balance outstanding	0	$0.00	0	$0.00

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (Unaudited)
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

A summary of the Company's interest rate swaps is as follows:

	March 31, 2015		December 31, 2014
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Pay fixed - receive floating interest rate swap	$20,219	$(543)	$20,394	$(314)
Pay floating - receive fixed interest rate swap	(20,219)	543	(20,394)	314
Total	$0	$0	$0	$0

Note 8.  Borrowings and Restricted Stock

Federal Home Loan Bank (“FHLB”) borrowings consisted of long-term borrowings totaling $28,000 at March 31, 2015 and December 31, 2014.  The Company had $15,000 and $30,000 short-term borrowings at March 31, 2015 and December 31, 2014, respectively. Junior subordinated notes consisted of Trust Preferred Securities totaling $16,496 at March 31, 2015 and December 31, 2014 and a subordinated note with an outstanding balance of $10,830 at March 31, 2015 and $10,860 at December 31, 2014.

Through the three months ended March 31, 2015, interest expense on FHLB borrowings was $279, on junior subordinated debt was $235 and on fed funds purchased and securities sold under agreements to repurchase was $28.   In the same prior year period, interest expense on FHLB borrowings was $277, on junior subordinated debt was $237 and on fed funds purchased and securities sold under agreements to repurchase was $20.

Restricted stock, which represents a required investment in the common stock of a correspondent bank, is carried at cost, and as of March 31, 2015 and December 31, 2014, included the common stock of the FHLB which is included in other assets.   Restricted stock totaled $4,007 at March 31, 2015 and $4,721 at December 31, 2014.

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

The FHLB of Atlanta neither provides dividend guidance prior to the end of each quarter, nor conducts repurchases of excess activity-based stock on a daily basis, instead making such determinations quarterly. Based on evaluation of criteria under ASC Topic 320, management believes that no impairment charge in respect of the restricted stock is necessary as of March 31, 2015.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (Unaudited)
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

At March 31, 2015, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2.  The Company records the impaired loan as nonrecurring Level 3 in the following instances: (i) when the fair value of the collateral is based upon current appraised value less estimated selling or liquidation costs; (ii) when an appraised value is not available, or (iii) when management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price.

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
March 31, 2015 (Unaudited)
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 are summarized below:

In thousands
March 31, 2015	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale:
U.S. Government and federal agency	$8,164	$0	$8,164	$0
Government-sponsored enterprises	28,105	0	28,105	0
Mortgage-backed securities	81,181	0	81,181	0
Collateralized mortgage obligations	12,309	0	12,309	0
State and political subdivisions	29,272	0	29,272	0
Held for sale loans	2,490	0	2,490	0
Interest rate swaps	543	0	543	0
Total assets at fair value	$162,064	$0	$162,064	$0

Interest rate swaps	543	0	543	0
Total liabilities at fair value	$543	$0	$543	$0

December 31, 2014
Investment securities available-for-sale:
U.S. Government and federal agency	$13,956	$0	$13,956	$0
Government-sponsored enterprises	27,738	0	27,738	0
Mortgage-backed securities	90,615	0	90,615	0
Collateralized mortgage obligations	12,943	0	12,943	0
State and political subdivisions	32,485	0	32,485	0
Held for sale loans	566	0	566	0
Interest rate swaps	314	0	314	0
Total assets at fair value	$178,617	$0	$178,617	$0

Interest rate swaps	314	0	314	0
Total liabilities at fair value	$314	$0	$314	$0

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (Unaudited)
(In thousands, except share and per share data)

 Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014 are included in the tables below:

In thousands
March 31, 2015	Total	Level 1	Level 2	Level 3
Impaired Loans:
Commercial	$201	$0	$0	$201
Commercial Real Estate	75	0	0	75
Construction Real Estate	2,030	0	0	2,030
Total Impaired Loans	$2,306	$0	$0	$2,306
Foreclosed Assets	12,291	0	0	12,291
Total assets at fair value	$14,597	$0	$0	$14,597

Total liabilities at fair value	$0	$0	$0	$0

December 31, 2014
Impaired Loans:
Commercial	$201	$0	$0	$201
Residential Real Estate	174	0	0	174
Construction Real Estate	2,030	0	0	2,030
Consumer	75	0	0	75
Total Impaired Loans	$2,480	$0	$0	$2,480
Foreclosed Assets	12,308	0	0	12,308
Total assets at fair value	$14,788	$0	$0	$14,788

Total liabilities at fair value	$0	$0	$0	$0

For level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at March 31, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired Loans	$2,306	Discounted appraised value	Discount for selling costs and age of appraisals	15% - 55%
Foreclosed Assets	$12,291	Discounted appraised value	Discount for selling costs and age of appraisals	15% - 55%

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (Unaudited)
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

Off-Balance-Sheet Financial Instruments:  The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2015, the fair value of loan commitments and stand-by letters of credit was immaterial.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (Unaudited)
(In thousands, except share and per share data)

March 31, 2015	Carrying Amounts	Approximate Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands
Financial assets
Loans, net	$621,242	$629,739	$0	$0	$629,739

Financial liabilities
Time deposits/IRAs	178,296	179,134	0	179,134	0
FHLB borrowings	43,000	45,500	0	45,500	0
Junior subordinated debentures	27,326	26,761	0	26,761	0

December 31, 2014
Financial assets
Loans, net	611,772	612,858	0	0	612,858

Financial liabilities
Time deposits/IRAs	187,303	188,395	0	188,395	0
FHLB borrowings	58,000	60,546	0	60,546	0
Junior subordinated debentures	27,356	23,547	0	23,547	0

Note 10.  Commitments and Contingencies

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

Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument fail to perform in accordance with the terms of the contract.  The Bank’s maximum exposure to credit loss under commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  At March 31, 2015 outstanding commitments to extend credit were $167,295 as compared to $180,694 at December 31, 2014.

Commitments to extend credit are agreements to lend to a customer as long as there is no breach of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (Unaudited)
(In thousands, except share and per share data)

fee.  Commitments may be at fixed or variable rates and generally expire within one year.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Derivative Financial Instruments
For asset/liability management purposes, we may use interest rate swap agreements to hedge interest rate risk exposure to declining rates.  Such derivatives are used as part of the asset/liability management process and are linked to specific assets, and have a high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period.  Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flow of the items being hedged.  At March 31, 2015 and December 31, 2014 the Company did not have any derivative agreements related to interest rate hedging in place. See Note 7 for more information on derivative financial instruments.

Note 11.  Regulatory Matters

Dividends
The Company's principal source of funds for dividend payments is dividends received from the Bank.  The amount of dividends that may be paid by the Bank to the Company will depend on the Bank’s earnings and capital position and is limited by federal and state law, regulations and policies.  A state bank may not pay dividends that would impair its paid-in capital; all dividends must be paid out of net undivided profits then on hand.  Before any dividend is declared, any deficit in capital funds originally paid in shall have been restored by earnings to their initial level.  As of March 31, 2015 and December 31, 2014, the amount available from the Bank’s retained earnings for payment of dividends was $48,306 and $45,998 respectively.  In addition, federal banking regulations provide that prior approval by the Federal Reserve is required if cash dividends in any given year exceed net income for that year, plus retained net income of the two previous years. The Company is current on all dividend payments on its Trust Preferred Securities.  Additionally, subsequent to quarter-end, the Company declared a quarterly cash dividend of $0.04 per share to be paid June 1, 2015 to common shareholders of record May 15, 2015.

Capital Requirements
The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2015 and December 31, 2014 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2015 and December 31, 2014, the Company and the Bank were categorized as “well capitalized” as defined by applicable regulations.  To be categorized as “well capitalized”, the Company and Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that date that management believes have changed the Company's or the Bank's category.  The table below includes the new Basel III minimum requirements for 2015. The December 31, 2014 ratios reflect the new ratios for better comparison.

VALLEY FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (Unaudited)
(In thousands, except share and per share data)

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Valley Financial Corporation	$96,486	14.8%	$52,082	8.0%	n/a	n/a
Valley Bank	95,445	14.7%	52,056	8.0%	$65,070	10.0%
Tier 1 Capital (to risk weighted assets):
Valley Financial Corporation	79,156	12.2%	39,061	6.0%	n/a	n/a
Valley Bank	88,945	13.7%	39,042	6.0%	39,042	6.0%
Tier 1 Common Capital (to risk weighted assets):
Valley Financial Corporation	63,156	9.7%	29,296	4.5%	n/a	n/a
Valley Bank	88,945	13.7%	29,282	4.5%	29,282	4.5%
Tier 1 Capital - Leverage (to average assets):
Valley Financial Corporation	79,156	9.1%	34,857	4.0%	n/a	n/a
Valley Bank	88,945	10.2%	34,823	4.0%	43,528	5.0%

December 31, 2014
Total Capital (to risk weighted assets):
Valley Financial Corporation	$94,072	14.7%	$51,297	8.0%	n/a	n/a
Valley Bank	93,138	14.5%	51,277	8.0%	$64,096	10.0%
Tier 1 Capital (to risk weighted assets):
Valley Financial Corporation	76,712	12.0%	38,473	6.0%	n/a	n/a
Valley Bank	86,638	13.5%	38,473	6.0%	38,458	6.0%
Tier 1 Common Capital (to risk weighted assets):
Valley Financial Corporation	60,712	9.5%	28,855	4.5%	n/a	n/a
Valley Bank	86,638	13.5%	28,855	4.5%	28,855	4.5%
Tier 1 Capital - Leverage (to average assets):
Valley Financial Corporation	76,712	8.8%	34,739	4.0%	n/a	n/a
Valley Bank	86,638	10.0%	34,711	4.0%	43,388	5.0%

Note 12.  Subsequent Events

On April 23, 2015, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.04 per share, payable on June 1, 2015 to common shareholders of record May 15, 2015.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations of the Company as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 is as follows.  The discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

For a discussion on the Company’s critical accounting estimates, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Non-GAAP Financial Measures
The Company measures the net interest margin as an indicator of profitability. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax-equivalent net interest income is considered in the calculation of this ratio. Tax-equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for 2015 and 2014 is 34%. The reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below.

	Three months ended
In thousands	3/31/2015	3/31/2014
Net interest income, non tax-equivalent	$6,874	$6,910
Less: tax-exempt interest income	(136)	(189)
Add: tax-equivalent of tax-exempt interest income	206	286
Net interest income, tax-equivalent	$6,944	$7,007

Pending Merger

On November 17, 2014, the Company entered into a definitive agreement pursuant to which BNC Bancorp ("BNC") will acquire all of the common stock of the Company in a stock transaction valued at approximately $101.3 million, based on the closing price of BNC common stock on November 14, 2014. Under the terms of the agreement, which has been approved by the Boards of Directors of both companies, the Company's shareholders will receive shares of BNC common stock based upon the 20-day volume weighted average price of BNC common stock prior to the closing of the merger ("VWAP"), subject to minimum and maximum exchange ratios. If the VWAP immediately prior to the merger is equal to or less than $18.50 but greater than $14.25, then each share of our common stock will be converted into $20.50 payable in shares of BNC common stock (with the exchange ratio equal to $20.50 divided by the VWAP). If the VWAP immediately prior to the merger is greater than or equal to $18.50 then each share of our common stock shall be converted into 1.1081 shares of BNC common stock (the
“Minimum Exchange Ratio”). If the VWAP immediately prior to the merger is less than $14.25, then each share of our common stock shall be converted into 1.4386 shares of BNC common stock (the “Maximum Exchange Ratio”). The transaction, which is subject to regulatory approval, the approval of the shareholders of Valley and BNC, and other customary conditions, is expected to close in the third quarter of 2015.

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

Results of Operations

Net Income

The Company reported record quarterly net income available to common shareholders for the three months ended March 31, 2015 of $1,926,000 and $0.39 per diluted share as compared to $1,516,000 and $0.31 per diluted share for the prior year's first quarter, increases of 27% and 26% respectively. The Company's earnings for the three months ended March 31, 2015 produced an annualized return on average total assets ("ROA") of 0.90% and an annualized return on average shareholder's equity ("ROE") of 12.60% as compared to 0.73% and 11.24%, respectively, for the prior year's quarter.

In comparison to the linked quarter, net income available to common shareholders increased $392,000 or 26% while diluted earnings per share increased $0.08 or 26%. Absent the merger related expenses, securities gains and other nonrecurring items, net income available to common shareholders would have increased $83,000 or 5% as compared to the fourth quarter 2014. The following table is a comparison to prior periods after excluding merger related transaction costs, securities gains and other nonrecurring items recorded in the periods:

	1Q 2015	4Q 2014	1Q 2014
Net income available to common shareholders	$1,926,000	$1,534,000	$1,516,000
Add back: Merger expenses, net of tax benefit	96,000	290,000	0
Add back: Nonrecurring payroll tax related to RSG vesting, net of tax benefit	34,000	0	0
Add back: Prior period tax adjustments related to merger costs	68,000	0	0
Subtract: Gains on sale of securities, net of tax expense	(217,000)	0	(5,000)
Net income available to common shareholders, excluding post-tax nonrecurring items	$1,907,000	$1,824,000	$1,511,000
$ Increase / (Decrease) after excluding post-tax nonrecurring items		$83,000	$396,000
% Increase / (Decrease) after excluding post-tax nonrecurring items		5%	26%

Diluted earnings per share, excluding post-tax nonrecurring items	$0.38	$0.37	$0.31
% Increase / (Decrease) after excluding post-tax nonrecurring items		3%	23%

Select highlights for the first quarter include:

•
Net income to common shareholders of $1,926,000 and $0.39 per diluted share, producing an annualized return on average total assets of 0.90% and an annualized return on average shareholders' equity of 12.60%.

•
The Company recorded noninterest income of $1,576,000 during the quarter. Excluding gains on the sale of securities, noninterest income was $1,247,000, an increase of $179,000 or 17% from the same prior year period and $30,000 or 2% compared to the linked quarter.

•	Nonperforming assets ("NPAs") decreased 13% or $2,678,000, from $20,655,000 at December 31, 2014 to $17,977,000 at March 31, 2015. In comparison to March 31, 2014, NPAs decreased $7,347,000, or 29%.

•
The Company's Allowance for Loan and Lease Losses ("ALLL") to total loans decreased 1 basis point ("bp") to 1.04% in comparison to the 1.05% at December 31, 2014 and 6 bps from the 1.10% reported one year earlier.

•
The Company recorded an increase in average gross loans outstanding of $45,834,000 or 8% from the same period last year and $12,506,000 or 2% in comparison to the linked quarter (an annualized growth rate of 8%).

The following table shows our key performance ratios for the periods ended March 31, 2015, December 31, 2014 and March 31, 2014:

Key Performance Ratios(1)
	Three months ended	Twelve months ended	Three months ended
	3/31/2015	12/31/2014	3/31/2014
Return on average assets	0.90%	0.77%	0.73%
Return on average equity(2)	12.60%	11.54%	11.24%
Net interest margin(3)	3.47%	3.52%	3.64%
Cost of funds	0.56%	0.56%	0.57%
Yield on earning assets	4.02%	4.08%	4.21%
Basic net earnings per common share	$0.39	$1.37	$0.32
Diluted net earnings per common share	$0.39	$1.35	$0.31
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

	For the Three Months Ended
	Dollars in thousands
	3/31/2015	12/31/2014	Change		3/31/2014	Change

Average interest-earning assets	$811,240	$810,581	$659		$780,960	$30,280
Interest income (FTE)	$8,050	$8,183	$(133)		$8,105	$(55)
Yield on interest-earning assets	4.02%	4.00%	2	bps	4.21%	(19)	bps
Average interest-bearing liabilities	$689,300	$689,376	$(76)		$686,921	$2,379
Interest expense	$1,106	$1,123	$(17)		$1,098	$8
Cost of funds	0.56%	0.56%	0	bps	0.57%	(1)	bps
Net Interest Income (FTE)	$6,944	$7,060	$(116)		$7,007	$(63)
Net Interest Margin (FTE)	3.47%	3.46%	1	bps	3.64%	(17)	bps

In comparison to the fourth quarter of 2014, tax-equivalent net interest income decreased $116,000 or 2% to $6,944,000. Average interest-earning assets increased $659,000 while the net interest margin increased 1 bp during the three-month period to 3.47%. The cost of funds remained flat at 0.56%.

In comparison to the three months ended March 31, 2014, tax-equivalent net interest income decreased $63,000, or 1%, despite average interest-earning assets increasing by $30,280,000 or 4%. The decline is attributable to margin compression as our tax-equivalent net interest margin decreased 17 basis points to 3.47% in the first quarter of 2015. The impact of the low interest rate environment continued to depress asset yields as the yield on earning assets fell 19 bps in comparison to the first quarter 2014.

Noninterest Income

	For the Three Months Ended
	Dollars in thousands
	3/31/2015	12/31/2014	$	%	3/31/2014	$	%
Noninterest income:
Service charges on deposit accounts	$509	$554	$(45)	(8)%	$452	$57	13%
Mortgage fee income	234	200	34	17%	92	142	154%
Brokerage fee income, net	267	180	87	48%	247	20	8%
Bank owned life insurance income	169	172	(3)	(2)%	165	4	2%
Realized gain on sale of securities	329	0	329	N/M	7	322	4,600%
Other income	68	111	(43)	(39)%	112	(44)	(39)%
Total noninterest income	$1,576	$1,217	$359	29%	$1,075	$501	47%

In comparison to the fourth quarter of 2014, noninterest income increased $359,000 or 29%. Excluding gains on the sale of securities, noninterest income increased $30,000 or 2%. The quarterly increase was driven by increases from our brokerage and mortgage lines of business, offset by lower service charges (primarily NSF charges) and other income. The decrease in other income is due to a revaluation of our tax incentive agreement receivable based on updated cash flow projections. Annualized total noninterest income, exclusive of gains realized on the sale of securities, was 0.61% of average earning assets for the period compared to 0.60% in the prior year.

In comparison to the three months ended March 31, 2014, noninterest income increased $501,000, or 47%. Excluding gains on the sale of securities, noninterest income increased $179,000 or 17% compared to the same period last year. Mortgage fee income increased $142,000 or 154% while service charge income grew $57,000 or 13%. Other income declined due to the revaluation of the tax incentive agreement receivable as mentioned above. Annualized total noninterest income, exclusive of gains realized on the sale of securities, was 0.61% of average earning assets for the period compared to 0.55% in the prior year.

Noninterest Expense

	For the Three Months Ended
	Dollars in thousands
	3/31/2015	12/31/2014	$	%	3/31/2014	$	%
Noninterest expense:
Compensation expense	$3,132	$3,231	(99)	(3)%	$3,086	46	1%
Occupancy and equipment expense	503	477	26	5%	490	13	3%
Data processing expense	430	428	2	0%	403	27	7%
Insurance expense	232	230	2	1%	221	11	5%
Professional fees	114	123	(9)	(7)%	138	(24)	(17)%
Foreclosed asset expense, net	191	355	(164)	(46)%	158	33	21%
Merger transaction costs	102	439	(337)	(77)%	0	102	N/M
Other operating expense	838	827	11	1%	837	1	0%
Total noninterest expense	$5,542	$6,110	(568)	(9)%	$5,333	209	4%

In comparison to the fourth quarter of 2014, noninterest expense decreased by $568,000 or 9%, driven by a $337,000 or 77% decrease in merger transaction costs and a $164,000 or 46% decrease in foreclosed asset expense (driven by reduced impairment charges). Compensation expense decreased 99,000 or 3% from the fourth quarter of 2014 due to lower incentive and bonus accruals as a result of the pending merger. The Company's efficiency ratio for the first quarter of 2015 was 66.95% as compared to 73.04% for the fourth quarter of 2014. (The efficiency ratio is computed by dividing noninterest expenses by the sum of fully taxable equivalent net interest income and fully taxable equivalent noninterest income, less gains (losses) on the sale of securities). Excluding merger transaction costs, the efficiency ratio would have been 65.71% in the first quarter of 2015 and 67.80% in the fourth quarter of 2014. The improved efficiency ratio is due to lower noninterest expenses and higher noninterest income.

In comparison to the three months ended March 31, 2014, noninterest expense increased $209,000 or 4%. Excluding merger transaction costs, noninterest expenses grew just $107,000 or 2%. Compensation expense increased $46,000 or 1% due to equity increases to all employees on January 1, 2015, offset by lower incentive and bonus accruals. The 7% or $27,000 increase in data processing expense was driven by higher debit card transactions and internet banking processing costs while the 21% or $33,000 increase in foreclosed asset expenses is due to development costs on several of our OREO properties. The 17% or $24,000 reduction in professional fees is due to lower audit and consulting fees as a result of the pending merger. The Company's efficiency ratio for the first quarter of 2015 was 66.95%, slightly increased from the 65.36% for the same quarter last year.

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

The Company's nonperforming assets decreased 13% or $2,678,000, from $20,655,000 at December 31, 2014 to $17,977,000 at March 31, 2015. The nonperforming assets to total assets ratio declined 19 bps to 2.10% in comparison to December 31, 2014. The following table shows a summary of asset quality balances and related ratios for the three-month periods presented (dollars in thousands):

In thousands	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014
Nonaccrual loans	$2,973	$3,660	$3,571	$5,532	$2,324
Loans past due 90 days or more and still accruing	352	2,323	416	0	349
Performing restructured loans	2,361	2,364	2,364	2,884	2,885
Foreclosed assets	12,291	12,308	11,994	10,599	19,766
Total nonperforming assets	$17,977	$20,655	$18,345	$19,015	$25,324

Balances
Allowance for loan losses	$6,500	$6,500	$6,535	$6,640	$6,425
Loans, net of unearned income	$627,742	$618,272	$606,541	$602,434	$584,757
Total assets	$854,199	$901,399	$857,345	$887,089	$868,724

Ratios
NPAs to total assets	2.10%	2.29%	2.14%	2.14%	2.92%
NPAs to total loans	2.86%	3.34%	3.02%	3.16%	4.33%
NPAs to total loans & foreclosed assets	2.81%	3.28%	2.97%	3.10%	4.19%
ALLL to nonaccrual loans	218.63%	177.60%	183.00%	120.03%	276.46%

Nonaccrual loans
Nonaccrual loans at March 31, 2015 totaled $2,973,000, a decrease of $687,000 or 19% from the linked quarter and an increase of $649,000 or 28% from the prior year. The decrease from the linked quarter is primarily attributable to payoffs on two nonaccrual notes during the quarter. The following table shows the activity in nonaccrual loans for the quarter ended (dollars in thousands):

	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014
Beginning Balance	$3,660	$3,571	$5,532	$2,324	$3,665
Net customer payments	(687)	(2)	(453)	(5)	(28)
Additions	0	818	0	3,248	0
Charge-offs	0	(5)	(7)	0	(1,313)
Loans returning to accruing status	0	0	0	0	0
Transfers to OREO	0	(722)	(1,501)	(35)	0
Ending Balance	$2,973	$3,660	$3,571	$5,532	$2,324

Foreclosed Assets
Foreclosed assets at March 31, 2015 totaled $12,291,000, a decrease of $17,000 from the linked quarter and $7,475,000 or 38% from the prior year quarter. The decline year over year was driven by the sale of the Ivy Market Building to Carilion Clinic during the second quarter of 2014. The following table shows the activity in foreclosed assets for the quarter ended (dollars in thousands):

	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014
Beginning Balance	$12,308	$11,994	$10,599	$19,766	$19,705
Additions	0	722	1,502	34	0
Capitalized improvements	3	0	46	42	101
Proceeds from sales	0	(210)	(10)	(7,750)	(40)
Transfers to other assets	0	0	0	(1,474)	0
Valuation adjustments	0	(186)	(143)	(32)	0
Gains (losses) from sales	(20)	(12)	0	13	0
Ending Balance	$12,291	$12,308	$11,994	$10,599	$19,766

Performing Restructured Loans - Troubled Debt Restructurings ("TDRs")
The total recorded investment in TDRs as of March 31, 2015 was $2,361,000, a decline of $3,000 from the $2,364,000 at December 31, 2014 and a $524,000 decline from the $2,885,000 at March 31, 2014. The reduction from the prior year is primarily due to one relationship that was upgraded during 2014 based upon renewal of the notes at market rate and market terms. All TDRs were performing at March 31, 2015, December 31, 2014 and March 31, 2014.

Past Due Loans
At March 31, 2015, total accruing loans past due 30 - 89 days were $1,042,000 or 0.2% of total loans, an increase from $763,000, or 0.1%, one year ago and a decrease from $3,547,000, or 0.6%, at December 31, 2014.

Total loans past due greater than 90 days and accruing interest at March 31, 2015 totaled $352,000 as compared to $2,323,000 at December 31, 2014 and $349,000 at March 31, 2014. The March 31, 2015 balance was comprised of three loans, two of which were paid in full and the other loan brought fully current in April.

Impaired Loans
Impaired loans increased $531,000 or 4% from $14,738,000 at December 31, 2014 to $15,269,000 at March 31, 2015. In comparison to March 31, 2014, impaired loans declined $3,339,000 or 17%. The increase in the first quarter of 2015 is attributable to a $1,269,000 participation sold buy-back on an impaired note, which was partially offset by the payoff of two impaired residential mortgages during the quarter.

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

Provision/Charge-offs
The Company recorded a negative $15,000 provision for loan losses during the first quarter of 2015, as compared to a provision of $518,000 for the same period last year and a negative provision of $45,000 in the linked quarter. The Company recorded net recoveries of $15,000 during the first quarter of 2015 as compared to net charge-offs of $1,293,000 or 0.22% of total loans for the first quarter of 2014.

Allowance for Loan Losses
The ratio of allowance for loan and lease losses as a percentage of total loans decreased to 1.04% at March 31, 2015 in comparison to 1.05% at December 31, 2014 and 1.10% a year earlier. At March 31, 2015, the Company’s total reserves amounted to $6,500,000, of which $62,000 are specific reserves on impaired loans and $6,438,000 are general reserves to cover inherent risks in the loan portfolio based on the current economic environment. The current level of the allowance for loan losses reflects specific reserves related to impaired loans, current risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses. The nonaccrual loan coverage ratio is at 219% as of March 31, 2015, an increase from 178% at December 31, 2014 but a decrease from the 276% reported at March 31, 2014.

Higher Risk Loans
Certain types of loans, such as option ARM products, interest-only loans, sub-prime loans, and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  We do not offer option ARM, interest-only, or sub-prime mortgage loans.

Junior-lien mortgages can also be considered higher risk loans and our junior lien portfolio currently consists of balances totaling $23,370,000 (3.7% of total portfolio) at March 31, 2015.  Loans included in this category that were initially made with high loan-to-value ratios of 100% or greater have current balances totaling $1,735,000 at March 31, 2015.  Since 2003, we have experienced net charge-offs totaling $972,000 in junior lien mortgages.

Financial Condition

Total assets at March 31, 2015 were $854,199,000, a decrease of $47,200,000 or 5% from $901,399,000 at December 31, 2014.  The principal components of the Company’s assets at the end of the period were $16,450,000 in cash and cash equivalents, $159,031,000 in securities available-for-sale and $627,742,000 in gross loans.  In comparison, total assets at December 31, 2014 were $901,399,000 with the principal components consisting of $53,151,000 in cash and cash equivalents, $177,737,000 in securities available-for-sale and $618,272,000 in gross loans. The decline in securities available-for-sale was due to sales totaling $12,421,000 executed late in the first quarter.

Total liabilities at March 31, 2015 were $791,001,000, a decrease of $50,158,000 or 6% from $841,159,000 at December 31, 2014.  Deposits decreased $34,430,000 or 5% to $682,595,000 from the $717,025,000 level at December 31, 2014 while FHLB borrowings decreased $15,000,000 from $58,000,000 to $43,000,000.  The decrease in deposits was primarily due to seasonal outflows from our municipal depositors to meet cash needs until their next collection season.

Total shareholders’ equity at March 31, 2015 was $63,198,000, an increase of $2,958,000 or 5% from $60,240,000 at December 31, 2014. The Company’s tangible book value per share (defined as total capital, including AOCI, divided by outstanding common shares) increased 4% from $12.21 at December 31, 2014 to $12.76 at March 31, 2015.

The following table includes the quarterly average balance for our primary balance sheet items (dollars in thousands):

	Quarterly Average Balances, Primary Balance Sheet Components
	Dollars in thousands
	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014
Assets	871,418	868,470	858,860	864,790	839,395
Loans, net of unearned income	624,423	611,916	600,875	591,657	578,589
Securities	174,917	182,784	193,033	197,263	195,927
Earning assets	811,240	810,581	803,224	807,610	780,960
Deposits	684,866	699,580	684,835	695,693	674,958
Noninterest-bearing deposits *	111,268	111,070	101,594	102,860	95,338
Borrowings	115,703	100,867	109,160	108,150	107,301
Interest-bearing liabilities	689,300	689,376	692,401	700,984	686,921
Shareholders' equity	62,147	58,824	57,272	54,338	51,218
* prior to deposit reclassification program disclosed in the Company's 12/31/14 Form 10-K

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of total and Tier 1 capital to average assets.  As of March 31, 2015 and December 31, 2014, the Company and the subsidiary bank met all minimum capital adequacy requirements to which they are subject and are categorized as “well capitalized”.  These capital amounts and ratios are included in Note 11 of the consolidated financial statements incorporated by reference herein.

Interest Rate Risk
Interest rate risk is the exposure to fluctuations in the Company’s future earnings (earnings at risk) and value (economic value at risk) resulting from changes in interest rates.  This exposure results from differences between the amounts of interest earning assets and interest bearing liabilities that reprice within a specified time period as a result of scheduled maturities and repayments and contractual interest rate changes.  At March 31, 2015 the Company remains asset sensitive as simulation results indicate that net interest income would rise by approximately 3% if rates were to rise 200 basis points. For a further discussion on interest rate risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Liquidity
One of the principal goals of the Bank’s asset and liability management strategy is to maintain adequate liquidity.  Liquidity measures our ability to meet our maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund our operations and to provide for customers’ credit needs.  Liquidity represents a financial institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds from alternative funding sources.  We sell excess funds overnight to provide an immediate source of liquidity and as of March 31, 2015 we had a total of $8,710,000 in overnight funds at the Reserve Bank.   The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The secondary liquidity source for both short-term and long-term borrowings consists of a secured line of credit from the Federal Home Loan Bank (“FHLB”).  At March 31, 2015, the line of credit had $43,000,000 outstanding under a total available line of $73,866,000.  Borrowings from the FHLB are secured by a blanket collateral agreement on a pledged portion of the Bank’s 1-4 family residential real estate loans, multifamily mortgage loans, and commercial mortgage collateral.  Additionally, we have an established line of credit with the Reserve Bank’s Discount Window that had no outstanding balance under a total available line of $56,182,000 at March 31, 2015.  Borrowings from the FRB Discount Window are secured by a collateral agreement on a pledged portion of the Bank’s commercial and real estate construction collateral.

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

Item 1A.  Risk Factors.

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, is formatted in XBRL interactive data files:  (i) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iii) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY FINANCIAL CORPORATION

May 14, 2015	/s/ Ellis L. Gutshall
Date	Ellis L. Gutshall, President and Chief Executive Officer

May 14, 2015	/s/ Kimberly B. Snyder
Date	Kimberly B. Snyder, Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, is formatted in XBRL interactive data files:  (i) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iii) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

*  Filed herewith.